Form 10-K
period 1993-12-25
BAUSCH & LOMB INC
filed 1994-03-24
CIK 10427

March 24, 1994

Securities and Exchange
Commission
450 5th Street N.W.
Washington, D.C.  20549

Re:  Bausch & Lomb Incorporated
     File No. 1-4105

Dear Sirs:

On behalf of Bausch & Lomb Incorporated (the "Company"), the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1993 of shareholders to be held on April 26, 1994 is being transmitted electronically to you, in accordance with EDGAR, for filing pursuant to Section 13 of the Securities Exchange Act of 1934.

The filing fee of $250.00 has been transferred to the Commission's account at Mellon Bank in Pittsburgh, Pennsylvania.

Pursuant to Rule 901(d) of Regulation S-T and by copy of this letter, one paper copy of this filing will be submitted to the Commission within six business days of this date.

One complete copy of the Annual Report on Form 10-K, manually signed, including financial statements, financial statement schedules, exhibits and all other papers and documents filed as a part thereof, and one additional copy without exhibits, are also being filed by copy of this letter with the New York Stock Exchange, on which the Company's Common Stock is registered.

If you have any questions relating to this letter, please contact
Jean F. Geisel, Assistant Secretary of the Company, at (716) 338-
6010.

Very truly yours,


/s/ Stephen A. Hellrung

Stephen A. Hellrung
Vice President and General Counsel

Paper copies to:
Securities and Exchange Commission - Charles C. Leber D. Sandra
                          Coughlin,
     New York Stock Exchange
     (Via Overnight Courier)


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________


FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

_____________________


For the fiscal year ended     Commission file
number
    December 25, l993                    1-4105



BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)


        NEW YORK                         16-0345235
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


ONE CHASE SQUARE, ROCHESTER, NEW YORK   14604
            (Address of principal executive offices)
(Zip Code)

Registrant's telephone no., including area code:(716)
3386000


Securities registered pursuant to Section 12(b) of the
                              Act: Name of each exchange
                              on
Title of each class           which registered

Common Stock, $.40 par value  New York Stock Exchange



Securities registered pursuant to
Section 12(g) of the Act:     None


[Cover page 1 of 2 pages]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [ X ] No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value (based on the consolidated tape closing price on February 11, 1994) of the voting stock held by non-affiliates of the registrant was $3,056,170,482. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and corporate officers. Such interpretation is not intended to be, and should not be
construed to be, an admission by Bausch &    Lomb Incorporated or
such directors or corporate officers
that such directors and corporate officers are "affiliates" of Bausch & Lomb Incorporated, as that term is defined under the Securities Act of 1933.

     The number of shares of common stock of the registrant, outstanding as of February 11, 1994 was 59,150,228, consisting of 58,632,444 shares of Common Stock and 517,784 shares of Class B Stock, which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.


DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II      The Bausch & Lomb 1993 Annual Report to
Shareholders for fiscal year ended December 25, 1993 ("Annual Report"). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as a part of this Report on Form 10K.

Part III Bausch & Lomb Incorporated Proxy Statement, dated March 21, 1994 ("Proxy Statement"). With the exception of the pages of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.


[Cover page 2 of 2 pages]

TABLE OF CONTENTS
PART I                                            PAGE

Item  1.    Business

................................                        1

Item  2.    Properties

..............................                          5

Item  3.    Legal Proceedings

.......................  7

Item  4.    Submission of Matters to a Vote
            of Shareholders
.........................                               9

PART II

Item  5.    Market for Bausch & Lomb
Incorporated's
            Common Stock and Related
            Shareholder Matters
            ...............................
            ..           9

            Item                                         6.
Selected
            Financial Data .................            9

            Item                                         7.
Management's
            Discussion and
                         Analysis of Financial Condition
            and Results of
Operations................                              9

Item  8.    Financial Statements and
            Supplementary Data
......................   9

Item  9.    Changes in and Disagreements
                         with Accountants
            on Accounting and Financial
            Disclosure ................                 9

            PART III

            Item         10.                            Directors and
            Executive Officers
            of Bausch & Lomb
Incorporated............  10

Item 11.    Executive Compensation
..................  13

Item 12.    Security Ownership of Certain
            Beneficial Owners and
Management ........  13

Item 13.    Certain Relationships and
            Related Transactions
....................  13

PART IV

Item 14.    Exhibits, Financial Statement
            Schedules, and Reports on Form
8-K ....    13

Signatures
.........................................
15 Schedules
..........................................
S-1 Exhibit Index
......................................   E-1
Exhibits............ (Attached to this Report
on Form 10-K)

PART I

ITEM 1.  BUSINESS


(a)  GENERAL DEVELOPMENT OF BUSINESS

     Bausch & Lomb Incorporated is a world leader in the development, manufacture and marketing of products and services for the personal health, medical, biomedical and optics fields.

     Bausch & Lomb was incorporated in the State of New York in 1908 to carry on a business which was established in 1853. Its principal executive offices are located in Rochester, New York. Unless the context indicates otherwise, the terms "Bausch & Lomb" and "Company" as used herein refer to Bausch & Lomb Incorporated and its consolidated subsidiaries. Highlights of the general development of the business of Bausch & Lomb Incorporated during 1993 are discussed below.

     The Company experienced good progress in 1993. Sales increased to $1,872 million, 10% above the 1992 amount of $1,709 million. Including restructuring charges in 1993, earnings amounted to $156.5 million or $2.60 per share. Excluding these charges, earnings advanced to $193.0 million, or $3.21 per share, a 13% increase over the 1992 amounts of $171.4 million and $2.84 per share.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Information concerning sales, business segment earnings and identifiable assets attributable to each of Bausch & Lomb's reportable industry segments is set forth on pages 3440 and 51-52 of the Annual Report and is incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     Bausch & Lomb's operations have been classified into two industry segments: Healthcare and Optics. Below is a description of each segment and information to the extent that it is material to an understanding of the Company's business taken as a whole. In addition, pages 22-32 of the Annual Report are incorporated herein by reference.

Healthcare

     The Healthcare segment includes personal health, medical and biomedical products. In the personal health area, major lines include solutions used for the care of contact lenses and for the relief of eye irritation, contact lens accessories, Clear Choice mouthwash, certain over-the-counter pharmaceutical products, the Interplak power toothbrushes and other oral care products, and Curel and Soft Sense skin care products. Medical products include contact lenses and lens materials, prescription drugs, the Miracle-Ear line of hearing aids and Steri-Oss dental implants.
Biomedical products include purpose-bred laboratory animals for biomedical research, products derived from specific pathogenfree eggs, and a variety of other biotechnical and professional services provided to the scientific research community.

     The Company markets its personal health products in the U.S. to practitioners through its own sales force and through drug stores, food stores, and mass merchandisers. Personal health products are also marketed through an extensive international marketing organization. Distribution in many other countries is accomplished through distributors or dealers. Medical products are marketed through the Company's sales force to eyecare and dental care practitioners, independent optical laboratories, and hospitals. Hearing aids are distributed through the Miracle-Ear franchise system. Sales to pharmacies are handled by drug wholesalers, while marketing of medical products outside the U.S. is accomplished through the Company's extensive international marketing organization. In some countries, distribution is handled through dealers or distributors. Biomedical products are sold primarily through the Company's sales force worldwide.

     The Company acquired Steri-Oss, Inc., a California manufacturer of dental implants, during the first quarter of 1993. The breadth and quality of its line of coated and uncoated titanium implants has earned Steri-Oss an excellent reputation among dental professionals.

     During the second quarter of 1993, Bausch & Lomb acquired the Curel and Soft Sense lines of skin care products from S. C.
Johnson and Son, Inc. These lines are expected to benefit from the Company's marketing and distribution expertise.

     The acquisition of Dahlberg, Inc. during the third quarter of 1993 expanded Bausch & Lomb's participation in the hearing care field. Dahlberg is the maker of the Miracle-Ear line of hearing aids, a widely recognized hearing aid brand name, which has over 1,000 franchised locations in the U.S.

     During the fourth quarter of 1993, the Company received licenses to product several generic pharmaceuticals in its state-of-the-art, aseptic manufacturing plant in Tampa, Florida.
Additional approvals are anticipated during 1994.

     The Company introduced the Occasions line of contact lenses in 1993. Occasions are worn only once before being discarded and will be especially beneficial in selected situations when contact lenses are preferred over spectacles.

Vivivit Q10 vitamins were introduced in Germany by the Company's
                          Dr. Mann
Pharma subsidiary during the second half of 1993. Favorable trade acceptance of this product led to a successful launch.


Optics

     The principal products of the Company's Optics segment include sunglasses, binoculars, riflescopes, telescopes and optical thin film applications and products.

     Optical products are distributed worldwide through distributors, wholesalers, manufacturers' representatives, and independent sales representatives. These products are also distributed through the Company's sales force to optical stores, department stores, catalog showrooms, mass merchandisers, sporting goods stores and, in the case of optical thin films, to a variety of industrial customers.

     During 1993, the Company launched the Ray-Ban Survivors line of sunglasses. These products feature DiamondHard lens coatings which render glass lenses more scratch resistant. These sunglasses met with good acceptance among active, outdoor oriented consumers.

The Company also introduced the Bausch & Lomb Elite riflescope during the
year. It features multi-coated optics, durable construction and proven accuracy. It is expected to meet with good aceptance among consumers who demand the highest quality riflescopes.


Raw Materials and Parts; Customers

     Materials and components in both of the Company's industry segments are purchased from a wide variety of suppliers and the loss of any one supplier would not adversely affect the Company's business to a significant extent. No material part of the Company's business in either of its industry segments is dependent upon a single or a few customers.


Patents, Trademarks & Licenses

     While in the aggregate the Company's patents are of material importance to its businesses taken as a whole, no single patent or patent license or group of patents or patent licenses relating to any particular product or process is material to either industry segment. The Company actively pursues technology development and acquisition as a means to enhance its competitive position in its business segments.

     In the healthcare segment, Bausch & Lomb has developed significant consumer, eye care professional and dental care professional recognition of products sold under the Bausch & Lomb, Sensitive Eyes, ReNu, Boston, SeeQuence, Medalist, The Boston Lens, Optima, Soflens, Charles River, VAF/Plus and Interplak trademarks. Bausch & Lomb, Ray-Ban, Wayfarer and Bushnell are trademarks receiving substantial consumer recognition in the optics segment.


Seasonality and Working Capital

     Some seasonality exists for the Interplak line of power toothbrushes in the Healthcare segment and for sunglasses and sports optics products in the Optics segment. During some periods, the accumulation of inventories of such products in advance of expected shipments reflects the seasonal nature of the products. In general, the working capital practices followed in each of the Company's industry segments are typical of those businesses.


Competition

     Each industry segment is highly competitive in both U.S. and non-U.S. markets. In both of its segments, Bausch & Lomb competes on the basis of product performance, quality, technology, price, service, warranty and reliability. In the Optics segment, the Company also competes on the basis of style.


Research and Development

     Research and development constitutes an important part of Bausch & Lomb's activities. In 1993, the Company's research and development expenditures totaled $58 million, as compared to $53 million in 1992 and $49 million in 1991.


Environment

     Although Bausch & Lomb is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 1993 and are not anticipated to be material in 1994 or 1995.


Number of Employees

Bausch & Lomb employed approximately 15,900 persons as of December
                             25,
1993.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
AND EXPORT
SALES

     Information as to sales, operating earnings and identifiable assets attributable to each of Bausch & Lomb's geographic regions, and the amount of export sales in the aggregate, is set forth on page 51 of the Annual Report and is incorporated herein by reference.


ITEM 2.  PROPERTIES

     The principal manufacturing, distribution and production facilities and other important physical properties of Bausch & Lomb at March 1, 1994 are listed hereafter and grouped under the principal industry segment to which they relate. Certain properties relate to more than one industry segment. Except where otherwise indicated by footnote, all properties shown are held in fee and are not subject to major encumbrances.

HEALTHCARE

Manufacturing Plants          Distribution Centers

     Yorba Linda, CA (2)           Yorba Linda, CA (2)
     Sarasota, FL (1)              Tampa, FL
     Tampa, FL                     Tucker,
GA (2)
     Wilmington, MA (2)            Golden
Valley, MN (1)
     Golden Valley, MN (1)
Greenville, SC (2)
     Hauppauge, NY (2)
Lynchburg, VA (2)
     Rochester, NY (1),(2)         Turtle
Lake, WI (1)
       (Optics Center)
     Greenville, SC
     Turtle Lake, WI (1)
     North Ryde, Australia (2)
     Porto Alegre, Brazil
     Rio de Janeiro, Brazil (2)
     Kitchener, Canada (2)
     Beijing, China (2)
     Berlin, Germany
     Bhiwadi, India
     Jakarta, Indonesia (2)
     Waterford, Ireland (2)
     Milan, Italy
     Umsong-Gun (Seoul), Korea
     Naucalcan, Mexico (2)
     Barcelona, Spain
     Madrid, Spain
     Hastings, United Kingdom


Production Facilities

Hollister, CA (2)             Brussels,
Belgium
Lebanon, CT (2)               St.
Constant, Canada
Preston, CT (2)               Henfield,
England
Summerland Key, FL            Margate,
England
Roanoke, IL (2)               L'Arbresle
Cedex, France
Wilmington, MA (2)            Lyons,
France
Windham, ME (2)               St. Aubin-les-
Elbeuf, France
Portage, MI (2)               Extertal,
Germany
O'Fallon, MO (2)              Kisslegg,
Germany
Raleigh, NC (2)
Sulzfeld, Germany
Omaha, NE (2)
Calco, Italy
Pittsfield, NH (2)            Monticello
Brienza, Italy
Newfield (Lakeview), NJ (2)   Atsugi,
Japan
Stone Ridge (Kingston), NY    Hino,
Japan
Reinholds, PA (2)
Tskuba, Japan (2)
Charleston, SC
Someren, Netherlands
Houston, TX                   Barcelona,
Spain (2)
Oregon, WI (2)
OPTICS

Manufacturing Plants
Distribution Centers

Mountain View, CA (2)         Mountain
View, CA (2)
Oakland, MD                   Richmond
Hill, Canada (2)
Rochester, NY (1),(2)         Broomfield,
CO
               (Optics Center)
Overland Park, KS (2) Rochester, NY
Rochester, NY (1), (2)
                       (Frame Center)
                       (Optics Center)
San Antonio, TX               San
Antonio, TX
North Ryde, Australia (2)
Rio de Janeiro, Brazil (2)
Pforzheim, Germany
New Territories, Hong Kong (2)
Bhiwadi, India
Waterford, Ireland (2)
Naucalcan, Mexico (2)
Nuevo Laredo, Mexico (2)


CORPORATE FACILITIES

     Rochester, NY
       One Chase Square (23rd, 24th, 25th Floors) (2)
       Euclid Street (2) 42 East Avenue (2)
       Optics Center (1),(2)
       1295 Scottsville Road (2)

[FN]
(1) This facility is financed under a tax-exempt financing agreement.
(2)  This facility is leased.


     Bausch & Lomb considers that its facilities are suitable and adequate for the operations involved. All facilities are being productively utilized.


ITEM 3.  LEGAL PROCEEDINGS

     1. In June 1990, the Company was served with six "toxic tort" suits filed against it and approximately 80 other defendants in the 21st Judicial District Court of Louisiana. These suits, which have been certified as a class action, alleged claims for personal injury, property damage and "fear of cancer" from waste allegedly generated by the Company and others and transported to an oil reclamation site in Louisiana. Each suit alleges joint and several liability and claims actual and exemplary damages exceeding 10% of the current assets of the Company on a consolidated basis, the Company believes that if its waste is or was present at the site, such waste would have amounted to approximately 0.1% of the site's total waste, and that its share of liability, if any, would be de minimis relative to other defendants' potential liability and that is is not material to the financial condition of the Company. On January 25, 1993, the Company and ten other defendants were dismissed from the action without prejudice, by a motion of the plaintiffs. It is probable that either the plaintiffs or one or more of the defendants will seek to bring the Company back into the proceedings.

     2. Since August 1993, the Company's wholly-owned subsidiary, Dahlberg, Inc., has been served with seven lawsuits by individuals seeking to represent a class of consumers, including one action in the United States District Court for the Northern District of California, five actions in the Fourth Judicial District for the State of Minnesota and one in the Circuit Court, Barbour County, Alabama. Each action has been brought on behalf of alleged purchasers of Miracle-Ear hearing aids equipped with the Clarifier circuitry, which were manufactured and distributed by Dahlberg. The complaints allege that Dahlberg induced plaintiffs and others similarly situated to purchase hearing aids through allegedly false and misleading statements concerning the performance capabilities of the Clarifier circuitry. Plaintiffs allege fraud, negligence, and violation of federal and state statutes and are seeking compensatory and punitive damages in an unstated amount.
Dahlberg is vigorously contesting the claims of the plaintiffs, including their claim to be representatives of a class.

     3. In January 1994, the Department of Justice, acting on behalf of the Federal Trade Commission, commenced an action in the United States District Court for the District of Minnesota against Dahlberg, Inc., a wholly-owned subsidiary of the Company. The FTC is seeking civil penalties and injunctive relief, claiming that certain intended use claims in advertisements for hearing aids equipped with the Clarifier circuitry violated a 1976 consent order between the FTC and Dahlberg. The action seeks penalties of up to $10,000 for each publication of the advertisements.
Dahlberg is vigorously contesting both the FTC's authority to regulate intended use claims for hearing aids and the allegation that the subject advertising violated the 1976 consent order.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
OF SHAREHOLDERS

     Inapplicable.


PART II


ITEM 5.  MARKET FOR BAUSCH & LOMB INCORPORATED'S COMMON STOCK AND
RELATED SHAREHOLDER MATTERS

     The sections entitled "Dividends" and "Quarterly Stock
Prices" and table entitled "Selected Financial Data" on pages 44, 45 and 64-65, respectively, of the Annual Report are incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The table entitled "Selected Financial Data" on pages 6465 of the
                           Annual
Report is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled "Financial Review" on pages 34-45 of the
                           Annual
Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, including the notes thereto, together with the sections entitled "Report of Independent
Accountants" and "Quarterly Results" of the Annual Report included on pages 46-63, 63 and 45, respectively, are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     Inapplicable.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
BAUSCH & LOMB INCORPORATED

     Information with respect to non-officer directors is included in the Proxy Statement on pages 3-7, and such information is incorporated herein by reference. Set forth below are the names, ages (as of March 1, 1994), positions and offices held by, and a brief account of the business experience during the past five years of, each executive officer.


Name and Age             Position

Daniel E. Gill (57)      Chairman since 1982, Chief Executive
Officer since 1981 and Director since l978.

Ronald L. Zarrella (44) President and Chief Operating Officer since February, 1993; Executive Vice President (1992February,
1993); Senior Vice President and President, International Division (1987-1993); Vice President and President, Subsidiary Operations, International Division (1986-1987), and Director since April, 1993.

Henry L. Foster (68)     Senior Vice President since 1988,
and Chairman of the Board since 1947 of Charles River
Laboratories, Inc., a subsidiary of the Company; President and Chief Executive Officer, Charles River Laboratories, Inc. (1947-
1991); Vice President (1986-1988).

Jay T. Holmes (51) Senior Vice President, Corporate Affairs since 1983, Secretary since 1981 and Director since l986.

Harold O. Johnson (59)   Senior Vice President since l985 and
President, Contact Lens Division since l987; President,
International Operations (1985-1987).

James E. Kanaley (52)    Senior Vice President since l985 and
President, Personal Products Division since l987; President,
Professional Eye Care Products Group (l985-l987).

Robert J. Palmisano (49) Senior Vice President since 1992 and
President, Eyewear Division since 1988; Vice President (19841992); President, Sports Optics and Scientific Products Group (1986-
1988).

Carl E. Sassano (44)     Senior Vice President since 1992;
Vice President (1986-1992); President, Polymer Technology
Corporation, a subsidiary of the Company (1983-1992).

Peter Stephenson (54)    Senior Vice President - Finance
since March 1994; Vice President and Controller (February 1993-
February 1994); Vice President and Corporate Treasurer Warner
Lambert Company (1990-1991); Vice President and Corporate
Controller - Warner Lambert Company (1987-1990).

Frank M. Stotz (63)      Senior Vice President since March
1994; Senior Vice President, Finance 1991 to March 1994; Partner,
Price Waterhouse (1966-1991).

Omar Casal (44)          Vice President and President -
Western Hemisphere Division since 1992; General Manager, Bausch &
Lomb IOM S.p.A. (1989-1992); General Manager, Bausch
& Lomb Australia Pty., Ltd. (1985-1989).

James C. Foster (43)     Vice President, and President and
Chief Executive Officer of Charles River Laboratories, Inc., a subsidiary of the Company, since 1991; Executive Vice President, Charles River Laboratories (19891991); Senior Vice President, Charles River Laboratories and President, Charles River Biotechnical Services (1987-1988); President, Charles River Biotechnical
Services and Vice President, Biotechnical Group (1985-1987).

James P. Greenawalt (44) Vice President, Human Resources since
1986.

Diane C. Harris (51)     Vice President, Corporate
Development since 1981.

Stephen A. Hellrung (46) Vice President and General Counsel since
1985.

Alexander E. Izzard (56) Vice President and President -
AsiaPacific Division since 1990; Area Vice President - Far East,
International Division since 1985.

Franklin T. Jepson (46)  Vice President, Communications and
Investor Relations since 1986.

Barbara M. Kelley (47)   Vice President, Public Affairs since
April, 1993; Staff Vice President, Public Affairs (19911993);
Director, Public Affairs (1986-1991).

Alex Kumar (46)          Vice President and President -
Europe, Middle East and Africa Division since 1989; Vice
President, Europe, Middle East and Africa, International Division since 1988; Vice President, European Subsidiary Operations,
International Division (1987-1988); Area Vice President, Europe,
International Division (1986-1987).

Jon M. Larson (60)       Vice President since 1981 and Vice
President, Quality since 1987; Vice President, Regulatory Affairs
(1989-1991); Vice President, Technical Services, International
Operations (1986-1987).

Stephen C. McCluski (41) Vice President and Controller since March 1994; President - Outlook Eyewear Company (1992February 1994);
Vice President Controller, Eyewear Division (1989-1992).

B. Joseph Messner (41)   Vice President since 1989 and
President, Sports Optics Division since 1988; Vice President
Operations, Sports Optics Division (1987-1988); Vice President and Controller, Sunglass Division (1984-1987).

Alan H. Resnick (50)     Vice President and Treasurer since
1986.

Thomas M. Riedhammer (45) Vice President and President Worldwide Pharmaceuticals since January 1994; Vice President and President Pharmaceutical Division (1992-1993); Vice President - Research and Development, Pharmaceutical Division (1991-1992); Vice President, Paco Pharmaceutical Services, Inc. and President, Paco Research Corp. (1986-1991).

Robert F. Thompson (40) Vice President since December 1993 and President Polymer Technology Corporation, a subsidiary of the Company (1992-1993); Vice President - U.S. Business
Operations, Polymer Technology Corporation (1991-1992); Vice President Marketing, Polymer Technology Corporation (19881991).

James J. Ward (56)       Vice President - Audit Services since
February, 1993;
Vice President (1984-1993); Controller (1985-1993).

     Except for Henry and James Foster, who are father and son, there are no family relationships among the persons named above. All officers serve on a year-to-year basis through the day of the annual meeting of shareholders of the Company, and there is no arrangement or understanding between any of the officers of the Company and any other persons pursuant to which such officer was selected as an officer.


ITEM 11.  EXECUTIVE COMPENSATION

              The portions of the "Executive Compensation" section entitled "Compensation Tables" and "Defined Benefit Retirement Plans", the second through fourth paragraphs of the section entitled "Board of Directors", and the second paragraph of the section entitled "Related Transactions and Employment Contracts" included in the Proxy Statement on pages 15-21, 1-2 and 21, respectively, are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Security Ownership of Certain
Beneficial Owners and Management" in the Proxy Statement on pages
8-9 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

     Page 5 and the first paragraph of the section entitled
"Related Transactions and Employment Contracts" on page 21 of the Proxy Statement are incorporated herein by reference.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

       The following documents or the portions thereof indicated are filed as a part of this report.

(a)  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS.

1.  Data incorporated by reference in           Page in Item 8
    from the Annual Report                 Annual Report

    Report of Independent Accountants           63

    Balance Sheet at December 25, 1993
        and December 26, 1992                     47

    For the years ended December 25, 1993,
             December 26, 1992 and December 28,

                            1991:

          Statement of Earnings

          46 Statement of Cash Flows

          48

    Notes to Financial Statements              49-63 2.
    Filed herewith Report of Independent Accountants
      on Financial Statement Schedules       Exhibit (24)

    For the years ended December 25, 1993,
      December 26, 1992 and December 28,
      1991:

    SCHEDULE II-Amounts Receivable from
       Page S-1 Related Parties and
       Underwriters,
       Promoters and Employees Other Than
       Related Parties

    SCHEDULE V-Property, Plant and
       Page S-2 Equipment

    SCHEDULE VI-Accumulated Depreciation        Page S-3
       and Amortization of Property, Plant
       and Equipment

    SCHEDULE VIII-Valuation and Qualifying      Page S-4
       Accounts

    SCHEDULE  X-Supplementary Income            Page S-5
       Statement Information

     All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of 1993.

(c)  ITEM 601 EXHIBITS

     Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference. Each of Exhibits (10)-a through (10)-u is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant ot Item 14(c) of this report.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 BAUSCH & LOMB INCORPORATED

Date:  March 22, 1994    By:/s/ Daniel E. Gill
                 Daniel E. Gill Chairman and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Principal Executive Officer

Date:  March 22, 1994    By:/s/Daniel E. Gill
                         Daniel E. Gill
                         Chairman,
                         Chief Executive
Officer
                         and Director

                           Principal
Financial Officer

Date:  March 22, 1994    By:/s/ Peter
Stephenson
                         Peter Stephenson
                         Senior Vice
President, Finance


Controller

                         Date:  March 22,
1994
                         By:/s/ Stephen C. McCluski

Stephen C. McCluski,
                                                  Vice
                         President and Controller

                                             Directors
                                        Franklin E.
Agnew
                             William Baldersto
                                        n III
                                        Bradfo
                                        rd R.
                                        Boss
                                        Ruth
                                        R.
                                        McMull
                                        in
                                        John
                                        R.
                                        Purcel
                                        l
                                        Linda
                                        Johnso
                                        n Rice
                                        Robert
                                        L.
                                        Tarnow
                                        Alvin
                                        W.
                                        Trivel
                                        piece
                 William H. Waltrip

                               Kenneth L.
                               Wolfe Ronald L.
                               Zarrella

                               Date:  March
                               22, 1994
                               By:/s/Jay T.
                               Holmes
                         Jay T. Holmes Attorney-in-Fact


and Director













                         Bausch & Lomb Incorporated











                         SCHEDULE II - AMOUNTS RECEIVABLE
                         FROM RELATED PARTIES






                         AND UNDERWRITERS, PROMOTERS AND


                         EMPLOYEES OTHER THAN


                         RELATED PARTIES








































                                               Balance
1991
                         1991      Balance


                                               12/29/90
                         Additions Deductions   12/28/91




                         James N. Doyle               -
                         $10,969
                         -    $10,969





                         Henry L. Foster              -
                         1,109,567
                         $1,109,567          -





                         James C. Foster              -
                         33,301
                         -     33,301





                         Daniel E. Gill         532,204
                         -
                         5,411    526,793





                         Diane C. Harris        296,079
                         -
                         285,054     11,025





                         Jay T. Holmes          176,452
                         41,641
                         50,542    167,551





                         Alexander E. Izzard     52,511
                         24,131
                         525     76,117





                         Franklin T. Jepson           -
                         40,164
                         14,766     25,398





                         Harold O. Johnson      126,723
                         -
                         1,376    125,347





                         James E. Kanaley             -
                         -
                         -          -





                         Carl E. Sassano         59,252
                         -
                         599     58,653





                         Ronald L. Zarrella           -
                         -
                         -          -





                         Stephen P. Kelbley      74,786
                         -
                         74,786          -







                                               Balance
                         1992
                         1992      Balance




















                                               12/28/91
                         Additions Deductions   12/26/92








                         James N. Doyle
                         $10,969   $125,258 $870
                         $135,357





                         Henry L. Foster
                         -    418,449 -    418,449





                         James C. Foster
                         33,301    133,218 333
                         166,186





                         Daniel E. Gill
                         526,793          5,411
                         521,382





                         Diane C. Harris
                         11,025          126
                         10,899





                         Jay T. Holmes
                         167,551    117,241 1,739
                         283,053





                         Alexander E. Izzard
                         76,117     86,952 766
                         162,303





                         Franklin T. Jepson
                         25,398     51,967 19,242
                         58,123





                         Harold O. Johnson
                         125,347     95,322 1,375
                         219,294





                         James E. Kanaley
                         -     99,960
                         -     99,960





                         Carl E. Sassano         58,653
                         99,903
                         58,653     99,903





                         Ronald L. Zarrella           -
                         -
                         -          -





                         Stephen P. Kelbley           -
                         -
                         -          -


                         Information Related

                         to 12/25/93 Balance


                                               Balance
                         1993
                         1993      Balance     Due
                         Interest   Terms


                                               12/26/92
                         Additions Deductions   12/25/93
                         Dates    Rates   of
                         RepaymenCollateral




                         James N. Doyle        $135,357
                         $15,756
                         $1,362   $149,751    (1)
                         3.62%   1% per year"B" Stock





                         Henry L. Foster        418,449
                         -
                         4,185    414,264    (1)
                         3.62%   1% per year"B" Stock





                         James C. Foster        166,186
                         19,113
                         1,666    183,633    (1)
                         3.62%   1% per
                         year"B" Stock





                         Daniel E. Gill         521,382
                         5,411    515,971    (1)
                         3.62%   1% per year"B" Stock





                         Diane C. Harris         10,899



                         453,978 227,442    237,435



                         (1)     3.62%   1% per year"B"



                         Stock























                         Jay T. Holmes          283,053
                         2,911    280,142    (1)
                         3.62%   1% per year"B" Stock





                         Alexander E. Izzard    162,303
                         221,922 163,524    220,701
                         (1)     3.62%   1% per year"B"
                         Stock





                         Franklin T. Jepson      58,123
                         86,682 29,916    114,889
                         (1)     3.62%   1% per year"B"
                         Stock





                         Harold O. Johnson      219,294
                         107,958 83,911    243,341
                         (1)     3.62%   1% per
                         year"B" Stock





                         James E. Kanaley
                         99,960    367,781 99,960
                         367,781    (1)     3.62%   1%
                         per year"B" Stock





                         Carl E. Sassano
                         99,903     98,955 998
                         197,860    (1)     3.62%   1%
                         per year"B" Stock





                         Ronald L. Zarrella
                         -    136,793
                         -    136,793    (1)     3.62%
                         1% per year"B" Stock





                         Stephen P. Kelbley           -
                         -
                         -          -

























                         Amounts receivable relate solely
                         to the Company's 1975 Stock
                         Option Plan and 1982 and 1987






                         Stock Incentive Plans.






                         (1) Notes are due within 5 years
                         following retirement.  Notes are
                         due within 90






                         days of leaving the Company under
                         circumstances other than
                         retirement.





                         Bausch & Lomb Incorporated


                         SCHEDULE V - PROPERTY, PLANT
                         AND EQUIPMENT













                         (Dollar amounts in thousands)



                         1991 Activity


                                                          Balance Balance


                         Classification                   12/29/90
                         Additions  Retirements Other
                         12/28/91




                         Land                              $20,805
                         $213    ($1,005)  $1,608             $21,621





                         Leasehold improvements             13,187
                         2,895     (2,071)   1,949              15,960





                         Buildings                         270,727
                         26,683     (4,177)   7,404             300,637





                         Machinery and equipment           370,925
                         58,798     (6,404)   2,196             425,515





                         Total                            $675,644
                         $88,589   ($13,657) $13,157            $763,733

















                         (Dollar amounts in thousands)



                         1992 Activity


                                                          Balance Balance


                         Classification                   12/28/91
                         Additions  Retirements Other
                         12/26/92




                         Land                              $21,621
                         $605       ($78)    $220             $22,368





                         Leasehold improvements             15,960
                         5,284     (1,562)   1,838              21,520





                         Buildings                         300,637
                         41,738     (4,614)  (1,595)            336,166





                         Machinery and equipment           425,515
                         71,704    (15,770)  (8,418)            473,031





                         Total                            $763,733
                         $119,331   ($22,024) ($7,955)
                         $853,085











                         (Dollar amounts in thousands)



                         1993 Activity


                                                          Balance Balance




















                         Classification                   12/26/92
                         Additions  Retirements Other
                         12/25/93




                         Land                              $22,368
                         $430    ($2,823)    $809             $20,784





                         Leasehold improvements             21,520
                         2,651       (154)   1,513              25,530





                         Buildings                         336,166
                         12,178     (7,854)   9,683             350,173





                         Machinery and equipment
                         473,031 91,973    (17,119)
                         (4,973)            542,912





                         Total
                         $853,085 $107,232   ($27,950)
                         $7,032
                         $939,399








                         Bausch & Lomb Incorporated











                         SCHEDULE VI - ACCUMULATED


                         DEPRECIATION AND AMORTIZATION OF


                         PROPERTY, PLANT AND EQUIPMENT
















                         (Dollar amounts in thousands)









                                                          Balance 1991
                         Activity                 Balance


                         Classification                   12/29/90
                         Additions  Retirements Other
                         12/28/91




                         Leasehold improvements             $6,905
                         $1,882    ($1,878)     $99              $7,008




                         Buildings                          71,544
                         14,192     (1,657)   1,139              85,218




                         Machinery and equipment           178,436
                         41,251     (5,779)    (270)            213,638























                         Total                            $256,885
                         $57,325    ($9,314)    $968            $305,864













                         (Dollar amounts in thousands)











                                                          Balance
                         1992 Activity
                         Balance


                         Classification                   12/28/91
                         Additions  Retirements Other
                         12/26/92




                         Leasehold improvements             $7,008
                         $2,150    ($1,497)  $1,443              $9,104




                         Buildings                          85,218
                         14,772     (3,216)    (745)             96,029




                         Machinery and equipment           213,638
                         46,427    (13,965)  (2,070)            244,030





                         Total                            $305,864
                         $63,349   ($18,678) ($1,372)           $349,163









                         (Dollar amounts in thousands)

                                                          Balance
                         1993 Activity
                         Balance


                         Classification                   12/26/92
                         Additions  Retirements Other
                         12/25/93




                         Leasehold improvements             $9,104
                         $2,882      ($386)  $1,251             $12,851




                         Buildings                          96,029
                         18,457     (3,319)     834             112,001




                         Machinery and equipment           244,030
                         50,662    (15,142)  (6,064)            273,486





                         Total                            $349,163
                         $72,001   ($18,847) ($3,979)           $398,338


                         Bausch & Lomb Incorporated











                         SCHEDULE VIII - VALUATION
                         AND QUALIFYING ACCOUNTS




















                         Reserves for Doubtful Accounts
                         12/25 12/26      12/28


                         (Dollar amounts in thousands)
                         1993
                         1992        1991




                         Balance at beginning of year


                         $11,834 $8,907     $8,834








                         Activity for the year:











                 Provision charged to income
                            6,520
                         3,919      3,306





                              Additions resulting from


                    acquisition activity
                            1,224
                         1,458          -





                    Accounts written off
                           (4,418)
                         (3,822)    (3,958)





                              Recoveries on accounts


                   previously written off
                             893
                         1,372        725





                         Balance at end of year


                         $16,053 $11,834     $8,907





                         Bausch & Lomb Incorporated











                         SCHEDULE X - SUPPLEMENTARY

                         INCOME STATEMENT INFORMATION











                         The following amounts were


                         charged directly to profit


                     and loss accounts.






















                                                                    FOR THE
                         YEARS ENDED


                                                           12/25 12/26
                         12/28


                                                           Dollars in thousands
                         1993
                      1992        1991






                                                           Maintenance and
                         Repairs                           $22,137
                     $20,294    $20,014











                         Advertising                                201,023
                         184,569    165,642


















                         Taxes other than payroll and income
                         taxes, amortization of


                                        intangible assets and
                         deferred charges, and
                                        royalties were less


                         than 1% of net sales plus other income


                         for all periods presented.











                                        EXHIBIT INDEX


                                        S-K Item 601 No.
                                        Document

                              (3)-a     Certificate of
                         Incorporation of Bausch &
                         Lomb Incorporated (filed as Exhibit (3)-a to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1985, File No. 1-4105, and incorporated herein by reference).

                              (3)-b     Certificate of Amendment
                         of Bausch & Lomb
                         Incorporated (filed as Exhibit (3)-b to
                         the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4105, and incorporated herein by reference).

                              (3)-c     Certificate of Amendment
                         of Bausch & Lomb
                         Incorporated (filed as Exhibit (3)-c to
                         the Company's Annual report on Form 10-K for the fiscal year ended December 26, 1992, File No. 1-4105, and incorporated herein by reference).

                              (3)-d     By-Laws of Bausch & Lomb
                         Incorporated, as
                         amended, effective October 28, 1986
                         (filed as Exhibit (3)-b to the Company's
                         Annual Report on Form 10-K for the fiscal year ended December 28, 1986, File No. 1-4105, and incorporated herein by reference).

                              (4)-a     Certificate of
                         Incorporation of Bausch &
                         Lomb Incorporated (filed as Exhibit (4)-a to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1985, File No. 1-4105, and incorporated herein by reference).

                              (4)-b     Certificate of Amendment
                         of Bausch & Lomb
                         Incorporated (filed as Exhibit (4)-b to
                         the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4105, and incorporated herein by reference).

                              (4)-c     Certificate of Amendment
                         of Bausch & Lomb
                         Incorporated (filed as Exhibit (4)-c to
                         the Company's Annual report on Form 10-K for the fiscal year ended December 26, 1992, File No. 1-4105, and incorporated herein by reference).

                              (4)-d     Form of Indenture, dated
                         as of September
                         1, 1991, between the Company and
                         Citibank, N.A., as Trustee, with respect to the Company's Medium-Term Notes (filed as Exhibit 4-(a) to the Company's Registration Statement on Form S-3, File No. 33-42858, and incorporated herein by reference).

                              (4)-e     Rights Agreement between
                         the Company and
                         The First National Bank of Boston, as
                         successor to Chase Lincoln First Bank,
                         N.A. (filed as Exhibit 1 to the Company's
                         Current Report on Form 8-K dated July 25,
                         1988, File No. 14105, and incorporated
                         herein by reference).

                              (4)-f     Amendment to the Rights
                         Agreement between
                         the Company and The First National Bank
                         of Boston, as successor to Chase Lincoln
                         First Bank, N.A. (filed as Exhibit 1 to
                         the Company's Current Report on Form 8-K dated July 31, 1990, File No. 1-4105, and incorporated herein by reference).

                              (10)-a    Change of Control
                         Employment Agreement
                         with certain executive officers of the
                         Company (filed as Exhibit (10)-a to the
                         Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4105, and incorporated herein by reference).

                              (10)-b    The Bausch & Lomb
                         Incorporated Executive
Incentive Compensation Plan as restated (filed herewith).

     (10)-c The Bausch & Lomb Supplemental Retirement Income Plan I, as restated (filed as Exhibit (10)-e to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 14105, and incorporated herein by reference).

     (10)-d The Bausch & Lomb Supplemental Retirement Income Plan II, as restated (filed as Exhibit (10)-f to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 14105, and incorporated herein by reference).

     (10)-e         The Bausch & Lomb Supplemental Retirement
Income Plan III (filed as Exhibit (10)-g to the Company's Annual
Report on Form 10-K for the fiscal year ended December 26, 1992, File No. 1-4105, and incorporated herein by reference).

     (10)-f The Bausch & Lomb Incorporated Long Term Incentive Program, as restated (filed as Exhibit (10)-g to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1985, File No. 14105, and incorporated herein by reference).

     (10)-g         Amendment to the Bausch & Lomb
Incorporated Long Term Incentive Program (filed as Exhibit (10)-i to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4105, and incorporated herein by reference).

     (10)-h         The Bausch & Lomb Incorporated Long Term
Performance Stock Plan I (filed herewith).

     (10)-i         Bausch & Lomb Incorporated Long Term
Performance Stock Plan II, as amended (filed herewith).

     (10)-j         The 1982 Stock Incentive Plan of Bausch &
Lomb Incorporated (filed as Exhibit III-F to the Company's Annual
Report on Form
10-K for the fiscal year ended December 26, 1982, File No. 1-4105, and incorporated herein by reference).

     (10)-k         Amendment to the 1982 Stock Incentive
Plan of Bausch & Lomb Incorporated (filed as Exhibit (10)-l to the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1988, File No. 1-4105, and incorporated herein by reference).

     (10)-l         Amendment to the 1982 Stock Incentive
Plan of Bausch & Lomb Incorporated (filed as Exhibit (10)-k to the Company's Annual Report on Form 10-K for the fiscal year ended
December 29, 1990, File No. 1-4105, and incorporated herein by reference).

     (10)-m         The 1987 Stock Incentive Plan of Bausch &
Lomb Incorporated (filed as Exhibit I.B to the Company's
Registration Statement on Form S-8, File No. 33-15439, and incorporated herein by reference).

     (10)-n         Amendment to the 1987 Stock Incentive
Plan of Bausch & Lomb Incorporated (filed as Exhibit (10)-n to the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1988, File No. 1-4105, and incorporated herein by reference).

     (10)-o         Amendment to the 1987 Stock Incentive
Plan of Bausch & Lomb Incorporated (filed as Exhibit (10)-n to the Company's Annual Report on Form 10-K for the fiscal year ended
December 29, 1990, File No. 1-4105, and incorporated herein by reference).

     (10)-p The 1990 Stock Incentive Plan of Bausch & Lomb Incorporated, as amended (filed as Exhibit (10)-o to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 14105, and incorporated herein by reference).

     (10)-q The Bausch & Lomb Incorporated Director Deferred Compensation Plan, as restated (filed as Exhibit (10)-p to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105, and incorporated herein by reference).

     (10)-r The Bausch & Lomb Incorporated Executive Deferred Compensation Plan, as restated (filed as Exhibit (10)-q to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105, and incorporated herein by reference).

     (10)-s The Bausch & Lomb Incorporated Executive Benefit Plan, as amended (filed as Exhibit (10)-t to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4105, and incorporated herein by reference).

     (10)-t         The Bausch & Lomb Incorporated Executive
Security Program (filed as Exhibit (10)-s to the Company's Annual
Report on Form 10-K for the fiscal year ended December 30, 1989, File No. 1-4105, and incorporated herein by reference).

     (10)-u         The Bausch & Lomb Retirement Benefit
Restoration Plan (filed as Exhibit (10)-t to the company's Annual
Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105, and incorporated herein by reference).

     (11)           Statement Regarding Computation of Per
Share Earnings (filed herewith).

     (12) Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith).

     (13)           The Bausch & Lomb 1993 Annual Report to
Shareholders for the fiscal year ended December 25, 1993 (filed herewith). With the exception of the pages of the Annual Report specifially incorporated by reference herein, the Annual Report is not deemed to be filed as a part of this Report on Form 10-K.

     (22)           Subsidiaries (filed herewith).

     (24)           Report of Independent Accountants on
Financial Statement Schedules and Consent of Independent
Accountants (filed herewith).

     (25)           Power of attorney with respect to the
signatures of directors in this Report on Form 10-K (filed herewith).
EXHIBIT (10)-b

THE EXECUTIVE INCENTIVE COMPENSATION PLAN

1.0   INTRODUCTION

The Executive Incentive Compensation Plan is established to provide incentive compensation in the form of a supplement to the base salaries of those officers, managers, and key employees who contribute significantly to the growth and success of the Company's business; to attract and to retain, in the employ of the Company, individuals of outstanding ability; and to align the interests of those who hold positions of major responsibility in the Company with the interests of the Company's shareholders.

2.0   ELIGIBILITY

Those members of the executive management group whose duties and responsibilities contribute significantly to the growth and success of the Company's business are eligible. This generally includes all positions in the midmanagement/technical band and above, in Rochester based divisions or functions. The plan may be adopted by nonRochester based divisions.

The participant must be on the payroll in an eligible position before July 1 of the plan year, to be eligible for an award.

3.0   DEFINITIONS

      3.1 A standard incentive award has been established for each salary grade or job band and is expressed as a percentage of period salary (i.e., eligible base salary earnings for the year).
Exhibit I defines standard percentage schedules.

The standard incentive award is the award payout level which over time, participants, units and the corporation should average, and will be the amount which will be used for financial accrual purposes during the incentive year.

      3.2 An approved incentive is the incentive which has been approved by the Chairman of the Board of directors and the Committee On Management of the Board to be paid by the company to the participant.

      Actual incentive award amounts, based upon individual and organizational performance, can vary from 0% for unacceptable performance, or from a minimum of 25% to a maximum of 175% of standard. In any event, an award cannot exceed the maximum.


4.0   MEASURES OF PERFORMANCE

Each organizational unit and eligible participant will set performance measures. These will be applied for incentive plan purposes as follows:


                              Corporation    Unit Individual
Senior Staff Officers         100%
Other Staff Officers and
Corporate Staff Participants  50%                      50%
Division Officers 25%               75%
Division Participants                        50%       50%




4.1 The "Organizational Performance Management System" (OPMS) has been established to evaluate corporate, division, and profit center performance for Executive Incentive Compensation Plan purposes.

The OPMS is based upon specific organizational objectives. These objectives are to be agreed upon at the beginning of the plan year. They must be measurable financial categories such as sales, operating earnings, earnings per share, DSO, inventory turns, or quantifiable strategic goals, for example product development, products introduction market share. Performance levels for 5, 4, 3, 2, and 1 ratings are to be defined at the beginning of the plan year for each goal. There will be a pre-determined weighting among the chosen objectives reflecting the priority of those objectives.

In general, it is expected that the calculated organizational results will determine the performance rating for the unit. However, after calculation of year end OPMS results, the CEO and COO may make a modification of +20% to the calculated rating, if performance is not accurately reflected in performance measures (i.e., due to general economic, industry change, corporate strategy change, natural disaster). Adjustments must be made in 5% increments.

4.2 The "Individual Performance Management System" (IPMS) for use with the Executive Incentive Plan will consist of five or fewer specific individual objectives. These objectives are to be agreed upon at the beginning of the Plan year. They must be measurable and generally within the participant's control. Further, there will be a predetermined weighting among the objectives reflecting the priority of these objectives. Individual performance will be determined by the participants' supervisor and approved by the Division/Group Presidents or appropriate corporate staff function head.


In general, it is expected that the calculated individual results will determine the performance rating. However, the unit or functional officer may make an adjustment of +20% to the calculated ratings if performance is not accurately reflected in performance measures. Adjustments must be made in 5% increments.


5.0   DEFINITION OF PERFORMANCE

The following "definitions of performance" are to be utilized for the plan:


            PERFORMANCE
            DESIGNATION          DEFINITION

            5 (maximum)           Extraordinary performance
                                 where the objective was exceeded
                                 by a wide margin.
            4 (high standard)     Excellent performance where
                                 the objective was exceeded. 3
            (standard) Successful performance
                                 where the objective was well met.
            2 (low standard)      Performance fell short of
                                 goal.
            1 (minimum)           Performance was well below
                        expectations.



6.0   PROCEDURE FOR BONUS CALCULATION AND APPROVAL

Each participant's total bonus will be calculated as follows:

1) The standard bonus (see Section 3.1) is divided into appropriate corporation/unit-individual components (as defined in Section 4.0).

2)    For the organizational components;

     A. The final rating is converted to a percentage factor (see Attachment I conversion table).

       B. The factor is multiplied by the standard organizational bonus.

      C. There is no organizational award granted if final rating is below
2.0.

3)    For the individual component;

     A. The final rating is converted to a percentage factor (see Attachment III conversion table).

       B. The factor is multiplied by the standard individual bonus.

     C. There is no individual award granted if final rating is below 2.0.

4)    To calculate the total bonus, the components are added.

The Division Presidents will submit their recommendations for individual incentive awards to their immediate superiors (in some cases only the Chief Operating Officer; in others Group Presidents and COO). In all instances the recommendations for the Corporate awards will be submitted to the Chief Executive Officer for concurrence.

Corporate function heads will submit their recommendations for individual awards to their immediate superior who will then submit the recommendations to the Chief Executive Officer for concurrence.


7.0   REMOVAL, TRANSFERS AND TERMINATIONS

      7.1 Participants whose employment with the Company is terminated because of retirement, death, or disability:

- -     After the close of the plan year, but prior to the
actual distribution of awards for such year, may be awarded a full incentive award for the plan year. In the case of death, such payment will be made to a beneficiary.

- -     After the beginning, but prior to the end of the plan
year, may receive an incentive award for that year based on a prorated calculation reflecting their employment with the Company and participation in the Plan during year. Awards will not be paid for any period less than six months participation in the plan year.

7.2 Participants who are terminated in the fourth quarter of the year due to a re-structuring which results in job elimination, may receive an incentive award for that year based on a prorated calculation reflecting their employment with the Company and participation in the Plan during that year.

7.3 Participants transferred during the plan year within the Company will be awarded an incentive payment through the division in which the participant is employed at the end of the plan year. It will be based on the contribution made in each division in which the participant was employed during the year. To this end a written evaluation and rating must be completed by the participant's superior upon transfer. The awarding division will be charged for the full amount of the bonus.

7.4 Notwithstanding the foregoing, a special prorated incentive award shall be paid to participants if, during the period between the date of a change in control and the next award date determined pursuant to Section 10:

     1) the participant's employment is terminated involuntarily other than for good cause, or

      2)    the Plan is terminated.

The amount of the award shall be calculated as a percentage of period earnings based upon standard performance and prorated through the date of termination of the participant or the Plan, as applicable.

A change of control of the Company is defined as follows:

     A. The acquisition by any individual, entity or group (within the meaning of Section 13 (d) (3) or 14 (d) (2) of the Securities Exchange Act of 1934, as amended (the
"Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of
Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege unless the security being so converted was itself acquired directly from the Company), (ii) any acquisition by the Company,
(iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of paragraph C of this Section 7.0 are satisfied; or

     B. Individuals who, as of the date hereof, constitute the Board of Directors of the Company (the "Board" and, as of the date hereof, the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

              C. Approval by the shareholders of the Company of a reorganization, merger, binding share exchange or consolidation, in each case, unless, following such reorganization, merger, binding share exchange or consolidation, (i) more than 60% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger, binding share exchange or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger, binding share exchange or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger, binding share exchange or consolidation, of the Outstanding Company Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger, binding share exchange or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger, binding share exchange or consolidation, directly or indirectly, 20% or more of the Outstanding Company Stock or Outstanding Company Voting Securities, as the case may
be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger, binding share exchange or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger, binding share exchange or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger, binding share exchange or consolidation; or

     D. Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (a) more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the same Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (b) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (c) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

7.5 Participants who leave the company or are terminated prior to the actual payment of award for reasons other than retirement, death, disability, termination in the fourth quarter due to a restructuring which results in job elimination, change in control, will forfeit the award for that plan year.


8.0   INCENTIVE AWARDS THROUGH CONTRACTUAL AGREEMENTS

Incentive awards may be made to participants who do not meet the six month eligibility requirements only if the following conditions are met.

      (1) Award must be made through contractual agreement made upon hiring, re-assignment, or commencement of special project or assignment. These arrangements must be approved in writing by Division President, Corporate Compensation, Corporate V.P. Human Resources, and normal 1 over 1 approval matrix.


9.0   ADMINISTRATION OF THE PLAN

The Committee On Management of the Board of Directors reserves the right to interpret, amend, modify or terminate the existing program in accordance with changing conditions. Further, no participant eligible to receive any payments shall have any rights to pledge, assign, or otherwise dispose of unpaid portion of such payments. The Committee On Management is responsible for overall administration of the Plan. It will determine who will receive incentives and the amount of each incentive. It may also review the standards and objectives for a particular year. The Committee On Management may change or terminate the Plan at any time and no person has any rights with respect to an incentive award until it has been paid.


10.0  INCENTIVE AWARD DISTRIBUTION

Incentive awards, when payable, shall be paid in the latter part of the month of February following the close of the preceding fiscal year.

Participants may also elect to defer all or part of an incentive award in accordance with the procedure set forth in the Company's
Deferred Compensation Plan.

EXHIBIT (10)-h

LONG TERM PERFORMANCE STOCK PLAN - I


I.   PURPOSE

The Long Term Performance Stock Plan - I (the "Plan") is designed to advance the interests of Bausch & Lomb Incorporated (the "Company") and its shareholders by (i) providing incentives for those key executives who have overall responsibility for the long term performance of the Company; (ii) reinforcing corporate long term financial goals; (iii) providing competitive levels of long term compensation for key executives; and (iv) aligning management and shareholder interests.


II.  ELIGIBILITY

Participation in the Plan is limited to senior officers with overall responsibility for the long term performance of the Company. The Committee on Management of the Board of Directors (the "Committee") will designate executives to participate in the Plan ("Participants").


III. AWARD CYCLES

Award cycles ("Award Cycles") will be measured over three year periods, with the performance award, if any, for each Award Cycle to be paid early in the fourth year. There will be a series of overlapping Award cycles with a new Award Cycle starting and an old Award Cycle finishing each year.


IV.  PERFORMANCE GOALS

The chief executive officer of the Company, with approval of the Committee, will establish the performance goals for each Award Cycle, ensuring that the goals are equitable and compatible with the Company's major business objectives. The performance goals for each Award Cycle will be based upon a matrix of sales growth and return on equity ("ROE") for the Company.


V.   AWARDS

If the performance goals of the Company are achieved for an Award Cycle, Participants in the Plan will be eligible for awards which are calculated using an adjusted salary midpoint equal to the Participant's salary midpoint in effect in the first year of the Award Cycle multiplied times 110% ("Adjusted Salary Midpoint"). The Adjusted Salary Midpoint is then multiplied by 50% to calculate the standard award ("Standard Award") for each salary grade. If a Participant's salary grade changes in the course of an Award Cycle, the Participant's Standard Award will be adjusted using the Adjusted Salary Midpoint for the new grade level which was in effect during the first year of that Award Cycle.


Depending upon the level of performance achieved by the Company, the amount of a Participant's actual award will range from 50% to 200% of the Standard Award (the "Award"). Awards paid pursuant to this Plan will consist of cash and Bausch & Lomb Class B Stock granted pursuant to the 1990 Stock Incentive Plan or any successor plan (the "Stock Plan").


VI.  PERFORMANCE UNITS

At the February meeting of the Committee following the commencement of the Award Cycle, each Participant will receive performance units ("Performance Units") equal to the number of shares of Class B Stock which, as of the date of such meeting of the Committee, have an aggregate fair market value (as determined under the Stock Plan) equal to 50% of each Participant's Standard Award. During the Award Cycle, Participants will receive quarterly cash payments on their Performance Units equal to the dividends which would be payable on a like number of shares of Class B Stock. Participant's Standard Award calculation changes because of a salary grade change in the course of an Award Cycle, the number of Performance Units will be adjusted accordingly.


VII. PAYOUTS

At the end of each Award Cycle, the Standard Award will be adjusted by the Committee to reflect sales growth and ROE performance on the applicable payout matrix to determine the amount of the Award payable to each Participant. The Award payable to a Participant may also be modified by the Committee if the Award does not accurately reflect performance due to general economic conditions, industry changes, corporate strategy changes, natural disasters or any similar condition. One half of that amount shall be paid in cash. The Participant will also receive shares of Class B Stock(pursuant to the Stock Plan) equal to the number of Performance Units granted to the Participant; provided, however, that if the Award is based upon a percentage which is more than or less than 100% of the Standard Award, the number of shares of Class B Stock to be granted will be adjusted up or down by a like percentage. There will be no adjustments in the number of shares of Class B Stock for fluctuations up or down in the fair market value of Class B Stock from the date of grant of Performance Units at the beginning of the Award Cycle to the date of grant of the Class B Stock, if any, after the Award Cycle. Notwithstanding any other provision of this Plan, if a Participant's performance results in calculation of an Award which would be less than 50% of the Standard Award, the Participant will nonetheless be entitled to a minimum grant of Class B Stock equal to 50% of the Performance Units granted to the Participant.

Whether or not an Award is paid for an Award Cycle, all Performance Units granted hereunder for an Award Cycle shall expire at the end of the Award Cycle, and Participants shall have no further rights with respect to such Units, except to the extent that their performance entitles them to an Award. Performance Units shall not give Participants any rights under the Stock Plan maintained by the Company.


VIII.     DEFERRAL

Any or all of the cash portion of an Award may be deferred, at the option of the Participant, into the Company's Deferred
Compensation Plan. Notice of such a deferral must be given to the Company at least 18 months prior to the end of each Award Cycle for which deferral is requested.


IX.  TERMINATION OF EMPLOYMENT

If the Participant's employment with the Company terminates before the end of any Award Cycle due to death, disability, or retirement, the Participant or his/her beneficiary is entitled to a pro rata share of any Award paid at the end of the Award Cycle, unless the Committee, upon the recommendation of the Chief Executive Officer, decides that a prorated Award should be paid prior to the end of the Award Cycle. If the Participant's employment with the Company terminates before the end of any Award Cycle for any other reason, the Participant's Performance Units shall be forfeited and the Participant shall not be entitled to any Award hereunder.


X.   ADMINISTRATION OF THE PLAN

The Committee is responsible for the overall administration of the Plan. The Committee will, by formal resolution: 1) approve the Performance Goals for the Award Cycle at the beginning of each Award Cycle; 2) set new or adjust previously set performance goals as appropriate to reflect major unforeseen events; and 3) administer the Plan in all respects to carry out its purposes and objectives including, but not limited to, responding to changes in tax laws, regulations or rulings, changes in accounting principles or practices, mergers, acquisitions or divestitures, major technical innovations, or extraordinary, nonrecurring, or unusual items, to preserve the integrity of the Plan's objectives. The Committee reserves the right, in its discretion, to pay any Awards hereunder entirely in cash. The effective date of each Award Cycle is January 1 of the first year of the performance period.


XI.  RECAPITALIZATION

In the event there is any recapitalization in the form of a stock dividend, distribution, split, subdivision or combination of shares of common stock of the Company, resulting in an increase or decrease in the number of common shares outstanding, the number of Performance Units then granted under the Plan shall be increased or decreased proportionately, as the case may be.


XII. REORGANIZATION

If, pursuant to any reorganization, sale or exchange of assets, consolidation or merger, outstanding Class B Stock is or would be exchanged for other securities of the Company or of another company which is a party to such transaction, or for property, any grant of Performance Units under the Plan theretofore granted shall, subject to the provisions of this Plan for making Awards, apply to the securities or property into which the Class B Stock covered thereby would have been changed or for which such Class B Stock would have been exchanged had such Class B Stock been outstanding at the time.
EXHIBIT (10)-i

LONG TERM PERFORMANCE STOCK PLAN - II

I.   PURPOSE
The Long Term Performance Stock Plan - II (the "Plan") is designed to advance the interests of Bausch & Lomb Incorporated (the "Company") and its shareholders by (i) providing incentives for those key executives who have a major impact on long term corporate performance; (ii) reinforcing corporate long term financial goals; (iii) providing competitive levels of long term compensation for key executives; and (iv) aligning management and shareholder interests.

II.  ELIGIBILITY
Participation in the Plan is limited to officers and other selected key executives who have a major impact on the performance of the Company. The Company's chief executive officer or his designees will designate executives to participate in the Plan
("Participants").

III. AWARD CYCLES
Award cycles ("Award Cycles") will be measured over three year periods, with the performance award, if any, for each Award Cycle to be paid early in the fourth year. Award Cycles will commence on January 1 of the first year of each performance period.

IV.  PERFORMANCE GOALS
The chief executive officer or his designees will establish the performance goals for each Award Cycle, ensuring that the goals are equitable and are compatible with the Company's major business objectives. The performance goals for each Participant will relate to the Participant's area of responsibility and be consistent with the long term goals of the Company. For Participants who are part of the Company's corporate staff, their performance goals will be weighted twothirds based upon the Participant's individual goals and onethird based upon the corporate wide financial goals of return on equity and sales growth. The corporate wide goals will be established by the chief executive officer or his designees.

V.   AWARDS
A.  Officer Awards
If a Participant who is an officer achieves his or her performance goals for an Award Cycle, such Participant will be eligible for an award which is calculated using an adjusted salary midpoint equal to the Participant's salary midpoint in effect in the first year of the Award Cycle multiplied times 110% ("Adjusted Salary Midpoint"). The Adjusted Salary Midpoint is then multiplied by the appropriate percentage set forth below to calculate the three year standard award ("Standard Award") for each salary grade:
                              Percentage of
          Salary Grade        Adjusted Salary Midpoint
          66                       75
          67                       75
          68                       100
          69                       100

B.  Non Officer Awards.
If a Participant who is not an officer achieves his or her performance goals for an Award Cycle, such Participant will be eligible for an award which is calculated using the Participant's salary in effect in the first year of the Award Cycle multiplied times 110% ("Adjusted Salary"). The Adjusted Salary is then multiplied by 45% to calculate the Standard Award for a non-officer Participant.

C.  Adjustments to Award Calculation
If an officer Participant's salary grade changes in the course of an Award Cycle, such Participant's Standard Award will be adjusted using the Adjusted Salary Midpoint for the new grade level which was in effect during the first year of that Award Cycle. For all non-officer Participants, the calculation of the Standard Award will be adjusted using each such Participant's actual salary in the third year of the Award Cycle.

D.  Award Amount
Depending upon the level of performance achieved by each Participant, the amount of a Participant's actual award, if any, will range from 50% to 200% of the Standard Award as adjusted pursuant to Section V.C. above (the "Award"). Awards paid pursuant to this Plan will consist of cash and Bausch & Lomb Class B Stock granted pursuant to the 1990 Stock Incentive Plan or any successor plan (the "Stock Plan"). If a Participant's performance results in calculation of an Award which would be less than 50% of the Standard Award, the Participant will nonetheless be entitled to a minimum grant of Class B Stock equal to 50% of the Performance Units granted to the Participant pursuant to Section VI below.

VI.  PERFORMANCE UNITS

In February following the commencement of an Award Cycle each Participant will receive performance units ("Performance Units") equal to the number of shares of Class B Stock which, as of the date of the February meeting of the Committee on Management of the Board of Directors (the "Committee"), have an aggregate fair market value (as determined under the Stock Plan) equal to 50% of each Participant's Standard Award. During the Award Cycle, Participants will receive quarterly cash payments on their Performance Units equal to the dividends which would be payable on a like number of shares of Class B Stock. If an officer Participant's Standard Award calculation changes because of a salary grade change due to a promotion in the course of an Award Cycle, the number of Performance Units will be adjusted accordingly at the end of the Award Cycle. For non-officer Participants the number of Performance Units will be adjusted at the end of the third year of the Award Cycle when the non-officer Participant's Standard Award is adjusted for actual salary increases pursuant to Section V.C. above.

VII. PAYOUTS

At the end of each Award Cycle, the Standard Award (as adjusted pursuant to Section V.C. above) will be modified by the chief executive officer or his designees to reflect performance against the applicable goals and determine the amount of the Award payable to each Participant. The Award payable to a Participant may also be modified by the chief executive officer or his designees if the Award does not accurately reflect performance due to general economic conditions, industry changes, corporate strategy changes, natural disasters or any similar condition. One half of the Award amount shall be paid in cash. The Participant will also receive shares of Class B Stock (pursuant to the Stock Plan) equal to the number of Performance Units granted to the Participant; provided, however, that if the Award is based upon a percentage which is more than or less than 100% of the Standard Award, the number of shares of Class B Stock to be granted will be adjusted up or down by a like percentage. There will be no adjustments in the number of shares of Class B Stock for fluctuations up or down in the fair market value of Class B Stock from the date of grant of Performance Units at the beginning of the Award Cycle to the date of grant of the Class B Stock, if any, after the Award Cycle.

Whether or not an Award is paid for an Award Cycle, all Performance Units granted hereunder for an Award Cycle shall expire immediately after the Award Cycle, and Participants shall have no further rights with respect to such Units, except to the extent that their performance entitles them to an Award. Performance Units shall not give Participants any rights under the Stock Plan.

VIII.     DEFERRAL
Any or all of the cash portion of an Award may be deferred, at the option of the Participant, into the Company's Deferred
Compensation Plan. Notice of such a deferral must be given to the Company at least 18 months prior to the end of each Award Cycle for which deferral is requested.

IX.  TERMINATION OF EMPLOYMENT
If the Participant's employment with the Company terminates before the end of any Award Cycle due to death, disability, or retirement, the Participant or his/her beneficiary is entitled to a pro rata share of any Award paid at the end of the Award Cycle, unless the chief executive officer or his designees decide that a pro rated Award should be paid prior to the end of the Award Cycle. If the Participant's employment with the Company terminates before the end of any Award Cycle for any other reason, the Participant's Performance Units shall be forfeited and the Participant shall not be entitled to any Award hereunder.

X.   ADMINISTRATION OF THE PLAN
This Plan has been adopted by the Committee, and the Committee may amend, suspend or terminate the Plan or any portion thereof at any time. The Committee is responsible for the design of the Plan and the overall administration of the Plan. Notwithstanding any other provision of this Plan, all grants of Class B Stock made in connection with this Plan shall be subject to the discretion of the Committee which shall make any such grants pursuant to the Stock Plan. The Committee reserves the right, in its discretion, to pay any Awards hereunder entirely in cash.

The chief executive officer or his designees will: 1) approve the Performance Goals for each Award Cycle at the beginning of the Award Cycle; 2) set new or adjust previously set performance goals or terminate current Award Cycles and commence new Award Cycles for individual Participants as appropriate to reflect major unforeseen events which are negatively affecting performance; and
3) administer the Plan to carry out its purposes and objectives such as, but not limited to, responding to changes in tax laws, regulations or rulings, changes in accounting principles or practices, mergers, acquisitions or divestitures, major technical innovations, or extraordinary, non-recurring, or unusual items, to preserve the integrity of the Plan's objectives.

XI.  RECAPITALIZATION
In the event there is any recapitalization in the form of a stock dividend, distribution, split, subdivision or combination of shares of common stock of the Company, resulting in an increase or decrease in the number of common shares outstanding, the number of Performance Units then granted under the Plan shall be increased or decreased proportionately, as the case may be.

XII. REORGANIZATION
If, pursuant to any reorganization, sale or exchange of assets, consolidation or merger, outstanding Class B Stock is or could be exchanged for other securities of the Company or of another company which is a party to such transaction, or for property, any grant of Performance Units under the Program theretofore granted shall, subject to the provisions of this Program for making Awards, apply to the securities or property into which the Class B Stock covered thereby would have been changed or for which such Class B Stock would have been exchanged had such Class B Stock been outstanding at the time.



                         Exhibit 11

       Statement re Computation of Per Share Earnings


                                    FOR THE YEARS ENDED Dollars
and Shares in Thousands-December 25,    December 26, Except Per
Share Data
1993            1992

Net earnings                     $156,547       $171,420


Actual outstanding common shares
    at beginning of year           59,444         59,481


Average common shares
issued for
    stock options and
    effects of assumed
    exercise of common
    stock equivalents and
    repurchase of common shares       671            918


Average common shares outstanding  60,115         60,399

Net earnings per common and
    common share equivalent        $2.60           $2.84



                         Exhibit 12


Statement re Computation of Ratio of Earnings to Fixed Charges


                                    FOR THE YEARS ENDED December
                                25,    December 26,
Dollars  in Thousands               1993            1992

Earnings before provision for income
    taxes and minority interest  $242,024
$262,644

Fixed charges                      35,664
31,618

Less:  Capitalized interest, net
    of current period amortization  (260)
(200)

Total earnings as adjusted       $277,948
$294,062


Fixed charges:
    Interest (including interest
    expense and capitalized
    interest)                     $34,202        $29,968

    Portion of rents representative
    of the interest factor          1,462          1,650

Total fixed charges               $35,664        $31,618


Ratio of earnings to fixed charges    7.79  1        9.30



1 Excluding the effect of restructuring charges described in the Notes to Financial Statements, the ratio of earnings to fixed charges at December 25, 1993 would have been 9.20.




    EXHIBIT 22

         SUBSIDIARIES OF BAUSCH & LOMB INCORPORATED

                             As of December 25,
1993


Jurisdiction Under Name
Which
Organized
Bausch & Lomb AG
Switzerland
Bausch & Lomb (Australia) Pty. Ltd.
Australia
B.L.J. Company Ltd.
Japan
Bausch & Lomb BV                                  Netherlands
Bausch & Lomb (Bermuda) Limited                   Bermuda
Bausch & Lomb Bermuda Finance Limited             Bermuda
Bausch & Lomb Canada, Inc.                        Canada
Charles River Laboratories, Inc.                  Delaware
BL Industria Otica, Ltda.                         Brazil
Bausch & Lomb China, Inc.                         Delaware
Bausch & Lomb Colombia, S.A.                      Colombia
Bausch & Lomb Danmark A/S                         Denmark
Bausch & Lomb Espana, S.A.                        Spain
Bausch & Lomb Finance S.A.                        Switzerland
Oy Bausch & Lomb Finland AB                       Finland
Bausch & Lomb Foundation, Inc.                    New York
Bausch & Lomb France, S.A.                        France
Bausch & Lomb Fribourg S.A.                       Switzerland
Bausch & Lomb GmbH                                Austria
Bausch & Lomb GmbH                                Germany
Bausch & Lomb (Hong Kong) Limited                 Hong Kong
Bausch & Lomb (Hong Kong) Lord Company            Hong Kong
Bausch & Lomb (Ireland)                           Ireland
Bausch & Lomb India Limited                       India
Bausch & Lomb IOM/SpA                             Italy
Bausch & Lomb Korea, Inc.                         Korea
Bausch & Lomb (Malaysia) Sdn. Bhd.                Malaysia
Dr. Mann Pharma                                   Germany
Miracle-Ear                                       Minnesota
Bausch & Lomb New Zealand, Ltd.                   New Zealand
Bausch & Lomb Norge A/S                           Norway
Operadora de Contactologia S.A. de C.V.           Mexico
Outlook Eyewear Company                           Delaware
Bausch & Lomb Opticare, Inc.                      New York
Bausch & Lomb Oral Care Division, Inc.            Georgia
Bausch & Lomb Pharmaceuticals, Inc.               Delaware
Pharmafair, Inc.                                  New York
Polymer Technology Corporation                    New York
Bausch & Lomb Puerto Rico, Inc.                   Puerto Rico
Bausch & Lomb Realty Corporation                  New York
Bausch & Lomb (Singapore) Private Ltd.            Singapore
Bausch & Lomb Svenska AB                          Sweden
Bausch & Lomb Taiwan Limited                      Taiwan
Bausch & Lomb Turkey                              Turkey
Bausch & Lomb U.K. Limited                        England
Bausch & Lomb Venezuela C.A.                      Venezuela
Wilmington Partners L.P.
Massachusetts

EXHIBIT (24)


REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Bausch & Lomb Incorporated


out audits of the consolidated financial statements referred to in our report dated January 25, 1994 appearing on page 63 of the 1993 Annual Report to Shareholders of Bausch & Lomb Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)2, of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse

PRICE WATERHOUSE

Rochester, New York
January 25, 1994



CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-56066, 2-85158, 33-15439 and 33-35667) and in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 3351117) of Bausch & Lomb Incorporated of our report dated January 25, 1994 appearing on page 63 of the 1993 Annual Report to Shareholders of Bausch & Lomb Incorporated which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our above report on the Financial Statement Schedules.


/s/ Price Waterhouse

PRICE WATERHOUSE

Rochester, New York
March 23, 1994
EXHIBIT (25)

                      POWER OF ATTORNEY




     The undersigned directors of Bausch & Lomb Incorporated (the "Company"), each hereby constitutes and appoints Daniel E. Gill and Jay T. Holmes, or either of them, his or her respective true and lawful attorneys and agents, each with full power and authority to act as such without the other, to sign for and on behalf of the undersigned the Company's Annual Report on Form 10-K for the year ended December 25, 1993, to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the related rules and regulations thereunder, and any amendment or amendments thereto, the undersigned hereby ratifying and confirming all that said attorneys and agents, or either one of them, shall do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, this instrument has been executed by the undersigned as of this 22 day of March, 1994.



/s/ Franklin E. Agnew         /s/ Linda Johnson
Rice
Franklin E. Agnew             Linda
Johnson Rice


/s/ William Balderson III     /s/ Robert
L. Tarnow
William Balderston III        Robert L.
Tarnow


/s/ Bradford R. Boss          /s/ Alvin
W. Trivelpiece
Bradford R. Boss              Alvin W.
Trivelpiece


/s/ Daniel E. Gill            /s/
William H. Waltrip
Daniel E. Gill                William H.
Waltrip


/s/ Jay T. Holmes             /s/
Kenneth L. Wolfe
Jay T. Holmes                 Kenneth L.
Wolfe


/s/ Ruth R. McMullin          /s/ Ronald
L. Zarrella
Ruth R. McMullin              Ronald L.
Zarrella


John R. Purcell