Form 10-Q
period 1994-03-26
BAUSCH & LOMB INC
filed 1994-05-06
CIK 10427

SECURITIES AND EXCHANGE
COMMISSION

Washington, DC  20549


FORM 10-Q

Quarterly Report Under
Section 13 or 15(d) of the
Securities Exchange Act of
1934




For the Quarter Ended
Commission File March 26,
1994  Number:  1-4105


BAUSCH & LOMB INCORPORATED

(Exact name of registrant as specified in its charter)


New York
16-0345235 (State or other jurisdiction of (IRS Employer incorporation or organization)
Identification No.)


One Chase Square, Rochester NY  14601-
0054 (Address of principal executive
offices)
(Zip Code)


Registrant's telephone number, including area code:  (716) 338-6000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     *      .          No            .

The number of shares of Common stock of the registrant, outstanding as of March 26, 1994 was 59,221,222, consisting of 58,704,040 shares of Common stock and 517,182 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Unaudited financial statements for the first quarter of 1994 and 1993 of Bausch & Lomb Incorporated and Consolidated Subsidiaries are presented on the following pages. The audited balance sheet at December 25, 1993 is presented for comparative purposes. Financial statements for the three months ended March 26, 1994 have been prepared by the Company in accordance with its usual accounting policies and are based in part on approximations.

In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles have been included.
All such adjustments were of a normal recurring nature.

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF EARNINGS
                First Quarter Ended
Dollar Amounts In Thousands -   March 26,       March 27,
Except Per Share Data              1994
1993
Net Sales       $438,771        $407,605

Costs And Expenses
        Cost of products sold   204,423 187,831
        Selling, administrative and general
        157,765 152,476 Research and development
        15,289  13,769
                377,477 354,076
Operating Earnings       61,294  53,529
Other (Income) Expense
        Investment income       (8,349) (4,603)
        Interest expense        8,967   9,321
        Gain from foreign currency, net  (2,024)
                 (3,018) (1,406)       1,700

        Earnings Before Income Taxes And Minority
        Interest        62,700  51,829

        Provision for income taxes        21,588

18,364 Earnings Before Minority Interest

41,112  33,465

Minority interest in subsidiaries         5,452

614

Net Earnings    $ 35,660        $ 32,851

Retained Earnings At Beginning Of Period
889,325 785,044 Cash Dividends Declared:
        Common stock, $0.22 per share
        in 1994 and 1993         13,027  13,082

Retained Earnings At End Of Period      $911,958

$804,813 Net Earnings Per Common Share  $   0.60

$    .54

Average Common Shares Outstanding (000s)
59,919  60,393
See Notes to Financial Statements


BAUSCH & LOMB INCORPORATED AND
CONSOLIDATED SUBSIDIARIES BALANCE SHEET
                March 26,       December
25,
Dollar Amounts In Thousands     1994    1993
ASSETS
Current Assets
        Cash and cash equivalents       $  519,608      $
513,241
        Short-term investments,
                at cost which approximates market
33,036   32,795
        Trade receivables, less allowances
                of $15,473 and $16,053, respectively
366,309 384,973
        Inventories, net        321,342 297,208
        Deferred income taxes,
                less valuation allowance of $13,206
71,711  71,540
        Other current assets      121,355         102,304
                        1,433,361       1,402,061
Property, Plant And Equipment, net      552,099 541,061
Goodwill And Other Intangibles,
                less accumulated amortization
                of $63,593 and $59,396, respectively
478,402 456,944
Other Assets      116,228         111,862
        Total Assets    $2,580,090      $2,511,928

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
        Notes payable   $  308,314      $  222,642
   Current portion of long-term debt       14,710  21,935
        Accounts payable        67,397  85,306
        Accrued compensation
69,240  66,077
        Accrued liabilities
241,528 249,947
        Federal and foreign income taxes           62,400
                          68,882 763,589
                          714,789

        Long-Term Debt, less current portion
                          322,127 320,953
Other Long-Term Liabilities
124,150 128,328
Minority Interest         421,990         421,031
        Total Liabilities       1,631,856
1,585,101

Shareholders' Equity
        4% Cumulative Preferred stock,
                par value $100 per share        -       -
        Class A Preferred stock, par
                value $1 per share      -       -
        Common stock, par value $0.40
                per share, 60,198,322 shares issued     24,079  24,079
        Class B stock, par value $0.08 per share,
                951,503 shares issued
                (936,348 shares in 1993)        76      75
       Capital in excess of par value  89,390  88,101
        Cumulative translation adjustment
        3,916   8,915 Retained earnings                   911,958
        889,325
                        1,029,419
1,010,495
        Common and Class B stock
               in treasury, at cost, 1,928,603
                shares (2,016,430 shares in 1993)         (81,185)
(83,668)
        Total Shareholders' Equity        948,234         926,827
        Total Liabilities And Shareholders' Equity      $2,580,090
$2,511,928


See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CASH FLOWS
                        Three Months Ended
Dollar Amounts In Thousands     March 26,       March 27,
                        1994    1993
CASH FLOWS FROM OPERATING ACTIVITIES
        Net earnings    $35,660 $ 32,851
        Adjustments to reconcile net earnings to net cash
                        (used for) provided by operating
                activities: Depreciation of property, plant and
                equipment   19,248  17,225 Amortization of
                goodwill and other intangibles  4,094                   2,525
                (Increase) decrease in deferred income taxes
(58)    719
                Loss (gain) on retirement of fixed assets
737     (1,242)
                Exchange loss (gain)    1,198   (78)
                Increase in undistributed earnings of subsidiaries
1,102   470
                Decrease (increase) in accounts receivable      20,939
                (25,682) Increase in inventories (21,097)        (13,663)
                Increase in other current assets        (18,413)
(18,068)
                (Decrease) increase in accounts payable and accruals
(34,206) 23,249
                Decrease in tax reserves        (7,115) (9,402)
                Decrease in other long-term liabilities   (4,345)
(1,135)
                        Net cash (used for) provided by
                        operating activities      (2,256)         7,769

CASH FLOWS FROM INVESTING ACTIVITIES
        Payments for purchases of property, plant
                and equipment   (30,056)        (17,568)
        Acquisition of businesses, net of cash
                and short-term investments acquired     (26,037)
(26,005)
        Other            (3,828)            (72)
                        Net cash used in investing activities   (59,921)
(43,645)

CASH FLOWS FROM FINANCING ACTIVITIES
        Repurchases of Common shares    (1,066) (2,585)
        Exercise of stock options       4,839   1,530
        Net proceeds from issuance of debt      76,458  178,009
        Payment of dividends    (13,021)        (11,879)
                        Net cash provided by financing activities
67,210 165,075

Effect of exchange rate changes on cash,
        cash equivalents and short-term investments       1,575 (21,841)

Net increase in cash, cash equivalents and
        short-term investments
6,608   107,358

Cash, cash equivalents and short-
        term investments, beginning
        of period       546,036
        416,773

Cash, cash equivalents and short-
        term investments, end of
        period  $552,644
        $524,131

Supplemental disclosures of cash
        flow information: Cash paid
        during the period for:
Interest        $  8,960        $  9,123
                Income taxes    $ 27,589        $ 13,270

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS


NOTE A: Earnings Per Share

        Net earnings per Common share are based on the weighted average number of Common and Class B shares outstanding during the period, adjusted for the assumed conversion of dilutive stock options. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options are considered to have been used to purchase
Common shares at current market prices, and the resulting net additional Common shares are included in the calculation of average Common shares outstanding.

        The number of Common shares used to calculate net earnings per Common share were 59,919,000 at March 26, 1994 and 60,393,000 shares at March
27, 1993.

        See Exhibit 11 filed as a part of this Report for details regarding the computation of earnings per share.


NOTE B: Inventories

        Inventories consisted of the following:

                        March 26,       December 25,
        (Dollar Amounts In Thousands)   1994    1993
        Raw materials and supplies      $ 79,049
        $ 66,768 Work in process 28,088  24,640
        Finished products       222,227 213,972
                                329,364 305,380

        Less:  Reserve for valuation of
                  certain U.S. inventories
                        at last-in, first-out cost
                                8,022   8,172 $321,342
                                $297,208


                        NOTE C: Property, Plant And
                                Equipment

                                Major classes of property,
                                plant and equipment
                                consisted of the
                                following:

                                     March 26,
                                December 25,
        (Dollar Amounts In Thousands)
1994    1993
        Land    $ 20,641        $ 20,784
        Leasehold improvements
        26,431  25,530 Buildings
        355,225 350,173 Machinery
        and equipment 565,289
        542,912
                                9
                                6
                                7
                                ,
                                5
                                8
                                6
                                9
                                3
                                9
                                ,
                                3
                                9
                                9

        Less:  Accumulated depreciation 415,487
                                398,338 $552,099
                                $541,061


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the Company's operational results, liquidity and progress toward stated business objectives. The focus of this review is on the underlying business reasons for significant changes and trends affecting sales, operating earnings and financial condition.


RESULTS OF OPERATIONS

Net Sales By Business Segment

        Bausch & Lomb's results are reported in two business segments. The healthcare segment includes personal health, medical and biomedical products. In the personal health sector, major lines include contact lens care products, eye care solutions, over-the-counter medications, skin care products and oral care products. Medical products include contact lenses and lens materials, prescription pharmaceuticals, hearing aids and dental implants. Biomedical products include purpose-bred laboratory animals for biomedical research and a variety of biotechnical and professional services provided to the scientific research community. Bausch & Lomb's optics segment includes sunglasses, binoculars, riflescopes, telescopes and optical thin film coating services and products.

        Consolidated revenues for the quarter ended March 26, 1994 were $439 million, an increase of $31 million or 8% over the 1993 first quarter. The following is a summary of sales by business segment:

        Net Sales By Business Segment

                                First Quarter
        (Dollar Amounts in Thousands)   1994    1993
        Healthcare                      $284,506        $248,036
        Optics                  154,265 159,569

        Net Sales                       $438,771        $407,605

Healthcare Segment Revenues

        Revenues in the healthcare segment increased $36 million or 15% over the 1993 first quarter. Major product sector revenues as a percentage of total healthcare segment sales are presented below:

        Healthcare Segment Sales By
Product Sector
                                Firs
                                t
                                Quar
                                ter
                                1994
                                1993
        Personal Health         50%
52%
        Medical         35%     31%
        Biomedical              15%     17%

        Within the personal health sector, 1994 first quarter revenues improved 10% from the comparable 1993 level. This progress was led by incremental revenues for the Curel and Soft Sense skin care products acquired in June 1993. Continued strong demand for the Company's ReNu, Boston and Bausch & Lomb lens care solutions also contributed to the revenue gain. Excellent sales progress was also realized for eyecare products in the U.S. and over-the-counter medications in Europe. Revenues for oral care products declined from 1993 due primarily to increased competition and reduced selling prices for Interplak products in the U.S.

        Medical sector sales rose 28% from 1993 levels. Worldwide contact lens revenues advanced almost 15%, as combined sales of the Company's established SeeQuence disposable and Medalist planned replacement lens products advanced by more than 50%. Ophthalmic pharmaceutical revenues improved by 13%, led by sales of recently approved products in the U.S., including Tobramycin and Levobunolol. First quarter revenue growth for the Company's prescription pharmaceutical operations in Europe reflected a stabilization of that market after last year's change in government regulations in Germany. Medical sector sales also benefited from incremental revenues for the hearing aid and dental implant businesses acquired last year.

        The modest improvement in the Company's biomedical sector reflected revenue growth for all product lines.

Optics Segment Revenues

        Revenues in the optics segment declined 3% to $154 million, compared to $160 million in 1993. Sunglass sales in the U.S. advanced 10%, based primarily on the February 1994 acquisition of the assets of Revo, noted for its line of high performance sunglasses. Sunglass revenues in Europe and Asia declined from a year ago due to the continuing effects of lagging economic conditions in key markets. Higher sales for sports optics products were led by increased demand for riflescopes, telescopes and binoculars.

Net Sales By Geographic Region

        Sales in markets outside the U.S. totaled $188 million, a decrease of $3 million or 1% from the 1993 first quarter. Changes in currency exchange rates reduced sales comparisons with 1993 by $5 million. In total, non-U.S. sales represented 43% of consolidated revenues, compared to 47% in the 1993 first quarter. The Company's historically strong performance outside the U.S. has been constrained by the slower rate of economic recovery in Europe and Japan. European revenues in total increased modestly despite the adverse impact of currency movements. This progress reflected improved demand for the Company's over-thecounter medications and thin film coating products, as well as contributions from recent acquisitions. Sales in the Asia-Pacific region declined 11% as a result of weakened demand for sunglass and oral care products. Revenue growth of 4% in Latin America and Canada reflected gains for contact lens care solutions, planned replacement lenses and sunglasses.

        U.S. sales totaled $251 million in the first quarter, an increase of $34 million or 16%. Acquisitions completed in 1993 in the hearing aid, skin care and dental implant businesses and the first quarter 1994 acquisition of Revo, a U.S. manufacturer of high performance sunglasses, led the improvement from the prior year. Higher sales also reflected revenue gains in the contact lens care, contact lens and pharmaceutical businesses compared to the prior year. U.S. pharmaceutical revenues advanced 19% in the first quarter, led by incremental shipments of recently introduced products.

Costs And Expenses

        The cost of products sold ratio was 46.6% for the 1994 first quarter versus 46.1% for the comparable 1993 period. The higher ratio was primarily attributable to the growing significance of lower margin disposable and planned replacement contact lenses, the adverse currency impact on products sourced from Ireland, and the impact of recent acquisitions where product margins have yet to be optimized.

        Selling, administrative and general expenses were 36.0% of sales in the first quarter of 1994 compared to 37.4% in 1993. These costs have benefited from recent restructuring actions and successful efforts to manage discretionary spending to a rate below that of revenue growth. Additionally, 1993 expenses included the initial costs of regionalizing the administration of the Company's non-U.S. operations and discretionary spending to launch the Company's Clear Choice mouthwash. Research and development expense for the first three months of 1994 increased $1.5 million or 11% over 1993 levels, reflecting the Company's continued investment in new technologies. The majority of these expenditures relate to product development for new contact lens materials and the Company's next generation of oral care products.

Business Segment And Operating Earnings

        Business segment earnings of $72 million for the first quarter of 1993 increased $7 million or 11% compared to the 1993 first quarter. This gain reflected improved operating results for contact lens care products, the prescription pharmaceutical business and for over-the-counter medications in Europe. The earnings improvement was moderated by a sales decline in the oral care business in the U.S., increased research and development costs associated with new product introductions, as well as shifts in the contact lens business toward lower margin planned replacement lenses. Incremental earnings for skin care products were moderated by results for the Miracle Ear line of hearing aids which have been affected by reduced consumer demand throughout the industry in the wake of regulatory actions initiated by the FTC and FDA. Operating earnings totaled $61 million, an increase of $8 million or 15% over the prior year period, the result of lower corporate administration expenses in the first quarter.

Other Income And Expenses

        Income from investments for the first quarter of 1994 totaled $8 million, compared to $5 million for the same period in 1993. The increase was due to income from an interest rate swap associated with distributions from Wilmington Partners L.P., formed in December 1993. Interest expense of $9 million for the 1994 first quarter was even with the first quarter of 1993, as the favorable effect of lower interest rates was offset by the acquisition-related increase in average outstanding debt.

        The Company realized a net foreign currency gain of $2 million attributable to results from its worldwide hedging operations in the first quarter of 1994, representing a decline of $1 million from the net $3 million gain realized in 1993. As had been anticipated, premium income on the Company's Irish punt positions decreased from the prior year.

        Higher minority interest expense reflected distributions to the outside investor in Wilmington Partners L.P. In December 1993, the Company raised $400 million through the sale of a minority interest in this entity.

        The Company's income tax rates were 34.4% and 35.4% for the first quarter of 1994 and 1993, respectively.

Liquidity And Financial Resources
Cash Flows From Operating Activities
        Net earnings adjusted for non-cash items, including depreciation, amortization and deferred taxes, improved 11% from 1993. However, total cash flows used by operating activities totaled $2 million in the first quarter of 1994, a decrease of $10 million from the $8 million of cash provided in the prior year period. This change was primarily attributable to a build in inventories from the 1993 year end to support expected growth in the planned replacement lens business as well as higher inventory levels related to acquired businesses. Lower current liabilities primarily represented the net settlement of foreign currency hedge contracts and the timing of tax payments. These factors were moderated by 1994 initiatives to reduce receivable levels, reflected by the $21 million improvement generated by these efforts in the first quarter.

Cash Flows Used In Investing Activities

        Cash flows used in investing activities increased $16 million from 1993 to $60 million. Purchases of property, plant and equipment totaled $30 million, an increase of $12 million over the 1993 first quarter. Capital expenditures are expected to total approximately $90 million this year. Major projects will include new manufacturing capacity for contact lenses in the U.S. and Europe and actions to further improve sunglass manufacturing efficiencies. Other investing activities in the first quarter of 1994 included the acquisition of the assets of Revo, a U.S.-based manufacturer of high performance sunglasses.

Cash Flows From Financing Activities

        Cash used in financing activities included repurchases of the Company's Common shares and the payment of dividends. Cash flow was provided from the proceeds of additional U.S. promissory note borrowings in the first quarter. The Company's total debt, consisting of short- and long-term borrowings, increased by $80 million to $645 million at the end of the 1994 first quarter.

Financial Position

        Bausch & Lomb's ratio of total debt to equity stood at 68% in 1994 and 77% in 1993. The Company also maintains a significant balance of cash and investments, which totaled $553 million and $524 million at the end of March 1994 and 1993, respectively. The Company's net debt, or total borrowings less cash, cash equivalents and short-term investments, totaled $93 million in 1994 and $149 million in 1993. After considering hypothetical taxes payable upon repatriation of non-U.S. cash and investments, tax-effected net debt totaled $234 million in 1994 and $291 million in 1993. The ratio of tax-effected net debt to equity stood at 24.7% in 1994 and 33.1% in 1993, demonstrating that the Company continues to maintain a sound capital structure. The Company is planning to improve cash flow and reduce its working capital requirements in 1994. The stated goal is to generate $100 million in cash flow beyond that which will be required for the payment of dividends and capital expenditures. These funds will be used to reduce short-term debt.

Access to Financial Markets

The Company maintains U.S. revolving credit and term loan agreements which total $205 million with 364-day credit terms. The interest rate under the agreements is at the prime rate, or, at the Company's option, at a mutually acceptable market rate. No debt was outstanding under these agreements at March 26, 1994. The Company filed a shelf registration with the Securities and Exchange Commission in November 1993 for up to $300 million in debt. Filing and approval for the medium term note program covered by this shelf registration occurred in April 1994. In addition, the Company maintains bank lines of credit for its financing requirements. For limited periods during the year, intercompany borrowings may be used to reduce U.S. short-term debt. The availability of adequate credit facilities provides the Company with a high degree of flexibility to meet its obligations, fund capital expenditures and invest in growth opportunities.

Working Capital

The Company continued to maintain its strong financial condition. Working capital amounted to $670 million for the first quarter of 1994, versus $687 million at year-end 1993 and $557 million for the first quarter of 1993. The current ratio was 1.9 at March 26, 1994,
2.0 at December 25, 1993 and 1.8 at March 27,     1993.

OTHER FINANCIAL DATA

        Dividends declared on Common stock were $0.22 per share in the
first quarters of 1994 and    1993.  In March the Company announced the
dividend payment rate would
increase to $0.245 per share in the 1994 second quarter, an increase of 11% from 1993. This increase reflects the Company's desire to increase its dividend on an annual basis while maintaining a payout rate of between 30% and 35% of the previous year's earnings.

        Return on average shareholders' equity was 17% for the twelve-month period ended March 26, 1994 compared to 20% for the twelve-month period ended March 27, 1993. Excluding the cumulative translation adjustment, return on average shareholders' equity was 18% for the 1994 first quarter versus 22% for the 1993 first quarter. The lower return ratio reflected the impact of the restructuring charges recorded in December 1993.

PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.
        (a)     Item 601 Exhibits

                Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter for which this Report is filed.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                 BAUSCH & LOMB INCORPORATED




Date:   May 5, 1994     By:
                        Jay T. Holmes
                        Senior Vice President,
                        Corporate Affairs and
                        Secretary





Date:   May 5, 1994     By:
                      Peter Stephenson
                        Senior Vice President,
                        Finance

EXHIBIT INDEX





S-K Item 601 No.        Document

        (4)-a   Certificate of Incorporation of
Bausch & Lomb Incorporated (filed as Exhibit (4)- a to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1985, File No. 1-4105, and incorporated herein by reference).

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

        (4)-d   Form of Indenture, dated as of September 1,
1991, between
the Company and Citibank, N.A., as Trustee, with respect to the Company's Medium-Term Notes (filed as Exhibit (4)a to the Company's
Registration Statement on Form S-3, File
No. 33-42858, and incorporated herein by reference).

        (4)-e   Rights Agreement between the Company
and The First
National Bank of Boston, as successor to Chase
Lincoln
First Bank, N.A. (filed as Exhibit 1 to the
Company's Current Report on Form 8-K dated
July 25, 1988, File No. 1-4105, and
incorporated herein by reference).

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

        (11)    Statement Regarding Computation of Per
Share Earnings
(filed herewith).

        (12) Statement Regarding Computation of Ratio of Earnings to
Fixed Charges (filed herewith).


Exhibit 11

Statement Regarding Computation of Per Share Earnings




                THREE MONTHS ENDED
Dollars And Shares In Thousands-        March 26,
March 27, Except Per Share Data           1994    1993
Net earnings    $ 35,660        $ 32,851


Actual outstanding common shares
        at beginning of year    59,118  59,444


Average common shares issued for
        stock options and effects of
        assumed exercise of common
        stock equivalents and
        repurchase of common shares           801
949


Average common shares outstanding        59,919
60,393


Net earnings per common and
        common share equivalent $  0.60 $  0.54



Exhibit 12

Statement Regarding Computation of Ratio of Earnings to
Fixed Charges


                March 26,       December 25,
Dollar Amounts In Thousands             1994    1993
Earnings before provision for
        income taxes and minority
        interest        $62,700 $242,024

Fixed charges   9,317   35,664

Capitalized interest, net of
        current period amortization
65      260

Total earnings as adjusted      $72,082
$277,948


Fixed charges:
        Interest (including
        interest expense and
          capitalized interest)   $ 8,967 $ 34,202

        Portion of rents
        representative of the
        interest factor    350   1,462

Total fixed charges     $ 9,317 $35,664


Ratio of earnings to fixed
        charges   7.74    7.79



        Excluding the effect of restructuring charges recorded in the fourth quarter of 1993, the ratio of earnings to fixed charges at December 25, 1993 would have been 9.20.


<COVER LETTER>



May 6, 1994



U.S. Securities and Exchange Commission
Operations Center
6432 General Greenway
Alexandria, VA  22312 Stop 0-7



RE: Bausch & Lomb Incorporated
    File No. 1-4105
    CIK:  0000010427



Ladies and Gentlemen:

Pursuant to the requirements of the Securities and Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the third quarter ended
September 25, 1993.

Very truly yours,


Thomas H. McLain
Director
Corporate Accounting and Financial Reporting