Form 10-Q
period 1994-03-26
BAUSCH & LOMB INC
filed 1994-07-19
CIK 10427

SECURITIES AND EXCHANGE
COMMISSION

Washington, DC  20549


FORM 10-Q

Quarterly Report Under
Section 13 or 15(d) of the
Securities Exchange Act of
1934




For the Quarter Ended                              Commission File
March 26,1994                                      Number:  1-4105


BAUSCH & LOMB INCORPORATED

(Exact name of registrant as specified in its charter)


New York                                           16-0345235
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification No.)


One Chase Square, Rochester NY  14601-
0054 (Address of principal executive
offices)
(Zip Code)


Registrant's telephone number, including area code:  (716) 338-6000

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

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF EARNINGS
                                         First Quarter Ended
Dollar Amounts In Thousands -          March 26,       March 27,
Except Per Share Data                    1994           1993
Net Sales                               $438,771        $407,605

Costs And Expenses
  Cost of products sold                  204,423         187,831
  Selling, administrative and general    157,765         152,476
  Research and development                15,289          13,769
                                         377,477         354,076

Operating Earnings                        61,294          53,529
Other (Income) Expense
  Investment income                       (8,349)         (4,603)
  Interest expense                         8,967           9,321
  Gain from foreign currency, net         (2,024)         (3,018)
                                          (1,406)          1,700

Earnings Before Income Taxes And
Minority Interest                         62,700          51,829

  Provision for income taxes              21,588          18,364

Earnings Before Minority Interest         41,112          33,465

 Minority interest in subsidiaries         5,452             614

Net Earnings                            $ 35,660        $ 32,851

Retained Earnings At Beginning Of Period 889,325         785,044

Cash Dividends Declared:
        Common stock, $0.22 per share
        in 1994 and 1993                  13,027          13,082

Retained Earnings At End Of Period      $911,958        $804,813

Net Earnings Per Common Share           $   0.60        $   0.54

Average Common Shares Outstanding (000s)  59,919          60,393

See Notes to Financial Statements


BAUSCH & LOMB INCORPORATED AND
CONSOLIDATED SUBSIDIARIES BALANCE SHEET
                                         March 26,    December 25,
Dollar Amounts In Thousands               1994           1993
ASSETS
Current Assets
 Cash and cash equivalents              $  519,608     $  513,241
 Short-term investments, at cost
 which approximates market                  33,036         32,795
 Trade receivables, less allowances
 of $15,473 and $16,053, respectively      366,309        384,973
 Inventories, net                          321,342        297,208
 Deferred income taxes,
 less valuation allowance of $13,206        71,711         71,540
 Other current assets                      121,355        102,304
                                         1,433,361      1,402,061

Property, Plant And Equipment, net         552,099        541,061
Goodwill And Other Intangibles,
less accumulated amortization
of $63,593 and $59,396, respectively       478,402        456,944
Other Assets                               116,228        111,862
Total Assets                            $2,580,090     $2,511,928

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                          $  308,314     $  222,642
 Current portion of long-term debt          14,710         21,935
 Accounts payable                           67,397         85,306
 Accrued compensation                       69,240         66,077
 Accrued liabilities                       241,528        249,947
 Federal and foreign income taxes           62,400         68,882
                                           763,589        714,789

Long-Term Debt, less current portion       322,127        320,953
Other Long-Term Liabilities                124,150        128,328
Minority Interest                          421,990        421,031
  Total Liabilities                      1,631,856      1,585,101

Shareholders' Equity
  4% Cumulative Preferred stock,
  par value $100 per share                    -              -
  Class A Preferred stock, par
  value $1 per share                          -              -
  Common stock, par value $0.40
  per share, 60,198,322 shares issued       24,079         24,079
  Class B stock, par value $0.08 per share,
   951,503 shares issued
   (936,348 shares in 1993)                     76             75
  (Capital in excess of par value           89,390         88,101
  Cumulative translation adjustment          3,916          8,915
Retained earnings                          911,958        889,325
                                         1,029,419      1,010,495
Common and Class B stock
in treasury, at cost, 1,928,603
shares (2,016,430 shares in 1993)          (81,185)       (83,668)
Total Shareholders' Equity                 948,234        926,827
Total Liabilities And Shareholders'
Equity                                  $2,580,090     $2,511,928


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


NOTE C: Property, Plant And
        Equipment

        Major classes of property, plant and equipment consisted of the following:

                                       March 26,       December 25,
(Dollar Amounts In Thousands)           1994              1993
        Land                           $ 20,641        $ 20,784
        Leasehold improvements           26,431          25,530
        Buildings                       355,225         350,173
        Machinery and equipment         565,289         542,912
                                        967,586         939,399

        Less:  Accumulated depreciation 415,487         398,338
                                       $552,099        $541,061


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

                                       First Quarter
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

        (4)-c   Certificate of Amendment of Bausch & Lomb
Incorporated (filed as Exhibit (4)-c to the Company's
Annual Report onForm 10-K for the fiscal year ended
December 26, 1992, File No. 1-4105, and
incorporated herein by reference).

        (4)-d   Form of Indenture, dated as of September 1,
1991, betweenthe Company and Citibank, N.A., as Trustee, with respect to the Company's Medium-Term Notes (filedas Exhibit (4)a to the Company's Registration Statement on Form S-3, File No. 33-42858, and incorporated herein byreference).

        (4)-e   Rights Agreement between the Company
and The FirstNational Bank of Boston, as successor to Chase
Lincoln First Bank, N.A. (filed as Exhibit 1 to the
Company's Current Report on Form 8-K dated
July 25, 1988, File No. 1-4105, and
incorporated herein by reference).

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



Exhibit 12

Statement Regarding Computation of Ratio of Earnings to
Fixed Charges


                                       March 26,       December 25,
Dollar Amounts In Thousands              1994              1993
Earnings before provision for
        income taxes and minority
        interest                       $62,700         $242,024

Fixed charges                            9,317           35,664

Capitalized interest, net of
        current period amortization         65              260

Total earnings as adjusted             $72,082         $277,948


Fixed charges:
        Interest (including
        interest expense and
          capitalized interest)        $ 8,967         $ 34,202

        Portion of rents
        representative of the
        interest factor                    350            1,462

Total fixed charges                    $ 9,317          $35,664


Ratio of earnings to fixed
        charges                           7.74             7.79



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