Form 10-Q
period 1994-06-25
BAUSCH & LOMB INC
filed 1994-08-09
CIK 10427

August 9, 1994



Filer Support/EDGAR
U.S. Securities and Exchange Commission
Operations Center
6432 General Greenway
Alexandria, VA  22312 Stop 0-7



RE:	Bausch & Lomb Incorporated
	File No. 1-4105
	CIK:	0000010427



Ladies and Gentlemen:

Pursuant to the requirements of the Securities and Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the second quarter ended June 25, 1994.

Very truly yours,


(Thomas H. McLain)
Thomas H. McLain, Assistant Controller
Corporate Accounting and Financial Reporting




                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549
- ---------------------------------------------------------------------


                              FORM 10-Q

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

- ---------------------------------------------------------------------



For the Quarter Ended
June 25, 1994

Commission File Number: 1-4105

                     BAUSCH & LOMB INCORPORATED

       (Exact name of registrant as specified in its charter)


New York
(State or other jurisdiction of
incorporation or organization)

16-0345235
(IRS Employer Identification No.)


One Chase Square, Rochester NY  14601-0054
(Address of principal executive offices)
(Zip Code)


Registrant's telephone number, including area code:  (716) 338-6000


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


                        Yes(x)          No

As of June 25, 1994 there were outstanding 59,238,310 shares of Common Stock, consisting of 58,746,994 shares of Common Stock and 491,316 shares of Class B Stock which are identical with respect to dividend and liquidation rights and vote together as a single class for all purposes.




                   PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.

Unaudited consolidated financial statements for the second quarter of 1994 and 1993 of Bausch & Lomb
Incorporated and Consolidated Subsidiaries are presented on the following pages. The audited balance sheet at December 25, 1993 is presented for comparative purposes. Financial statements for the six months ended June 25, 1994 have been prepared by the company in accordance with its usual accounting policies and are based in part on approximations.

In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles have been included. All such adjustments were of a normal recurring nature.



         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

                           STATEMENT OF EARNINGS

Dollar Amounts In Thousands -
Except Per Share Data
                               Second Quarter Ended  Six Months Ended
                               --------------------   -----------------
                               June 25,  June 26,  June 25, June 26,
                                1994       1993       1994   1993
                               --------  --------  -------  --------
Net Sales                    $483,281   $479,429  $922,052  $887,034

Costs And Expenses
 Cost of products sold        222,338    209,784   426,761   397,615
 Selling, administrative
   and general                187,450    180,135   345,215   332,611
 Research and development      15,377     14,914    30,666    28,683
                              -------    -------   -------   -------
                              425,165    404,833   802,642   758,909
                              -------    -------   -------   -------
Operating Earnings             58,116     74,596   119,410   128,125
                              -------    -------   -------   -------
Other (Income) Expense
 Investment income            (9,532)    (3,109)  (17,881)   (7,712)
 Interest expense              10,260      8,193    19,227    17,514
 Loss (gain) from
   foreign currency, net          886    (4,974)   (1,138)   (7,992)
                                -------   -------   -------  -------
                                1,614        110       208    1,810
                                -------   -------   -------  -------
Earnings Before Income Taxes
 and Minority Interest         56,502     74,486   119,202   126,315

 Provision for income taxes    17,437     25,772    39,025    44,136
                               -------    -------   -------  -------

Earnings Before Minority
Interest                        39,065    48,714    80,177    82,179

 Minority interest in
   subsidiaries                  6,009     1,686    11,461     2,300

Net Earnings                   $33,056   $47,028   $68,716   $79,879

Retained Earnings At
 Beginning Of Period           911,958   804,813   889,325   785,044

Cash Dividends Declared:
 Common stock, $0.245 and $0.465
   per share for 1994 ($0.22 and
   $0.44 per share for 1993)   14,515     13,083    27,542    26,165
                                -------   -------   -------  -------

Retained Earnings
 At End Of Period            $930,499   $838,758  $930,499  $838,758
                              -------    -------   -------  --------
                              -------    -------   -------  --------
Net Earnings Per
 Common Share                   $0.55      $0.78     $1.15   $1.32

Average Common Shares
 Outstanding (000s)                                 59,827  60,295

See Notes To Financial Statements


         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEET
Dollar Amounts In Thousands
                                              June 25,       December 25,
                                                1994            1993
                                              ---------      ----------
ASSETS
Current Assets
 Cash and cash equivalents                    $  467,791      $  513,241
 Short-term investments,
   at cost which approximates market              98,708          32,795
 Trade receivables, less allowances
   of $15,845 and $16,053, respectively          367,684         384,973
 Inventories, net                                330,025         297,208
 Deferred income taxes, less valuation
   allowance of $13,206                           73,537          71,540
 Other current assets                            136,805         102,304
                                               ---------       ---------
                                               1,474,550       1,402,061

Property, Plant And Equipment, net               555,556         541,061
Goodwill And Other Intangibles,
   less accumulated amortization of
   $68,570 and $59,396, respectively             477,983         456,944
Other Assets                                     122,636         111,862

   Total Assets                               $2,630,725      $2,511,928
                                               ---------       ---------
                                               ---------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                                $  301,745      $  222,642
 Current portion of long-term debt                15,240          21,935
 Accounts payable                                 74,799          85,306
 Accrued compensation                             72,489          66,077
 Accrued liabilities                             228,027         249,947
 Federal and foreign income taxes                 70,655          68,882
                                               ---------       ---------
                                                 762,955         714,789

Long-Term Debt, less current portion             323,456         320,953
Other Long-Term Liabilities                      125,462         128,328
Minority Interest                                424,176         421,031
                                               ---------       ---------
   Total Liabilities                           1,636,049       1,585,101
                                               ---------       ---------
                                               ---------       ---------
Shareholders' Equity
 4% Cumulative Preferred Stock,
   par value $100 per share                            -               -
 Class A Preferred Stock,
   par value $1 per share                              -               -
 Common Stock, par value $0.40
   per share, 60,198,322 shares issued.           24,079          24,079

 Class B Stock, par value
   $0.08 per share, 920,051 shares
   issued. (936,348 shares in 1993)                   74              75

 Capital in excess of par value                   88,597          88,101

 Cumulative translation adjustment                31,385           8,915

 Retained earnings                               930,499         889,325
                                               ---------       ---------
                                               1,074,634       1,010,495
 Common and Class B Stock in
   treasury, at cost,1,880,063 shares
   (2,016,430 shares in 1993)                   (79,958)        (83,668)
                                               ---------       ---------
 Total Shareholders' Equity                      994,676         926,827
                                               ---------       ---------
 Total Liabilities And
  Shareholders' Equity                        $2,630,725      $2,511,928
                                               ---------       ---------
                                               ---------       ---------
See Notes To Financial Statements


         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                          STATEMENT OF CASH FLOWS



Dollar Amounts In Thousands

                                                       Six Months Ended
                                                     -------------------
                                                    June 25,  June 26,
                                                      1994     1993
                                                    --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                       $ 68,716  $  79,879
 Adjustments to reconcile net earnings to net
      cash provided by operating activities:
   Depreciation of property, plant and equipment      40,793     35,279
   Amortization of goodwill and other intangibles      8,340      5,178
   (Increase) decrease in deferred income taxes      (2,488)        715
   Loss on retirement of fixed assets                    895        188
   Exchange loss (gain)                                3,410      (524)
   Increase in undistributed earnings of subsidiaries  2,730        216
   Decrease (increase) in accounts receivable         23,203   (52,667)
   Increase in inventories                          (25,274)   (20,634)
   Increase in other current assets                 (33,154)   (36,193)
   (Decrease) increase in accounts payable
      and accruals                                  (33,605)     33,881
   Increase in tax reserves                               53      2,712
   Decrease in other long-term liabilities           (3,368)    (5,810)
                                                     -------   --------
      Net cash provided by operating activities       50,251     42,220
                                                     -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchase of property,
   plant and equipment                              (49,280)   (42,040)
 Acquisition of businesses, net of cash and
   short-term investments acquired                  (27,150)  (122,005)
 Other                                              (9,669)    (13,221)
                                                     -------   --------
      Net cash provided by investing activities     (86,099)  (177,266)
                                                     -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common shares                        (1,860)    (8,741)
 Exercise of stock options                             6,065      2,234
 Net proceeds from (repayment of) debt                69,654   (95,660)
 Payment of dividends                               (26,044)   (24,992)
                                                     -------   --------
      Net cash provided by (used in)
        financing activities                          47,815  (127,159)
                                                     -------   --------

Effect of exchange rate changes on cash,
 cash equivalents and short-term investments           8,496   (23,048)
                                                     -------   --------

Net increase (decrease) in cash,
 cash equivalents and short-term
 investments                                          20,463  (285,253)

Cash, cash equivalents and
 short-term investments,
 beginning of period                                 546,036    416,773
                                                    --------   --------

Cash, cash equivalents and
 short-term investments,
 end of period                                      $566,499  $ 131,520
                                                    --------   --------
                                                    --------   --------

Supplemental disclosures of
 cash flow information:
 Cash paid during the period for:
   Interest                                         $ 20,451  $  12,432
   Income taxes                                     $ 42,595  $  27,342
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

        The number of Common shares used to calculate net earnings per Common share were 59,827,000 at June 25, 1994 and 60,295,000 at
        June 26, 1993.

        See Exhibit 11 filed with this Report for details regarding the computation of earnings per share.


NOTE B: Inventories

        Inventories consisted of the following:

        (Dollar Amounts In Thousands)
                                     June 25,    December 25,
                                      1994        1993
                                    ---------    ------------
        Raw materials and supplies  $ 83,895    $ 66,768
        Work in process               32,242      24,640
        Finished products            221,782     213,972
                                     -------     -------
                                     337,919     305,380

        Less:Reserve for valuation
        of certain U.S.
        inventories at
        last-in, first-out cost       7,894        8,172
                                     -------    --------
                                     $330,025   $297,208
                                      -------   --------
                                      -------   --------



NOTE C: Property, Plant And Equipment
        Major classes of property, plant and equipment consisted of the following:


 (Dollar Amounts In Thousands)
                                   June 25,      December 25,
                                    1994            1993
                                  --------       -----------
        Land                     $ 21,073        $ 20,784
        Leasehold improvements     31,928          25,530
        Buildings                 361,687         350,173
        Machinery and equipment   578,943         542,912
                                 --------        ---------
                                 993,631          939,399

        Less:Accumulated
            depreciation         438,075          398,338
                                 $555,556        $541,061
                                 --------        --------
                                 --------        --------


NOTE D: Subsequent Event

        On August 2, 1994 the Company's subsidiary, Bausch & Lomb Ireland, transferred $425 million formerly invested in Euro-dollar time deposits with various major financial institutions to an investment in securities issued by a wholly owned subsidiary of a triple-A rated financial institution. The securities pay quarterly cumulative dividends at a variable LIBOR-based rate. Although there are equity risks associated with these securities, based on the extremely high quality and stability of the institution this investment is considered by management of the Company to be very secure.

        The transaction will benefit the Company by enhancing its ability to raise capital and meet other financing needs, especially outside the U.S., through the establishment of a relationship with a strong financial institution and its affiliates. The Company further believes that this relationship will result in more favorable terms for other types of financial transactions which the Company enters into from time to time.

        The investment also responds to a recent change in U.S. tax law. Historically, profits earned by the Company's non-U.S. subsidiaries had been used to provide capital and fund the growth of its non-U.S. businesses. To the extent these earnings were not immediately required for these businesses, the funds were invested in Euro-dollar time deposits with selected financial institutions. Under the new U.S. tax regulations effective in 1994, holding "passive investments", such as these time deposits, would subject foreign earnings to U.S. tax, thereby depleting the capital available to fund international growth. The Company believes the securities constitute qualifying "active" assets, which will avoid this result.

        The securities will be reported as long-term assets, Other Investments, in the Company's financial statements, given management's ability and intention to hold them for a period greater than one year. The Company will apply the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in accounting for this investment. The securities will be classified as available-for-sale under the terms of this standard, and any material unrealized holding gains or losses in market value, net of taxes, will be excluded from income and reported as a separate component of shareholders' equity until realized. Adoption of this standard in 1994 did not have a material effect on the Company's results of operations or financial position.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the Company's financial results, liquidity and progress toward stated business objectives. The focus of this review is on the underlying business reasons for significant changes and trends affecting sales, operating earnings and financial condition.

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

    Consolidated revenues for the second quarter ended June 25, 1994 were $483 million, an increase of $4 million or 1% over the 1993 second quarter. For the first six months of 1994, net sales of $922 million advanced $35 million or 4% over the comparable 1993 period. The following is a summary of net sales by business segment:


Net Sales By Business Segment

(Dollar Amounts In Thousands)
                              Second Quarter               Six Months
                            ------------------        ------------------
                              1994      1993         1994         1993
                             ------     -----        -----        -----
Healthcare                   $308,839   $281,521      $593,345  $529,557
Optics                        174,442    197,908       328,707   357,477
                             --------    -------       -------   -------
Net Sales                    $483,281   $479,429      $922,052  $887,034
                             --------    -------       -------   -------
                             --------    -------       -------   -------


     In June the Company announced actions to reduce high levels of inventories at contact lens and sunglass distributors in the U.S., Europe and Asia which had resulted from the slower than anticipated recovery in consumer demand in key markets. In response to this situation, the Company curtailed trade marketing programs to the sunglass and contact lens distributor channels of trade in the second quarter. This was a factor in the decline in optics and contact lens revenues from 1993, and in the slowing rate of total revenue growth in the period. The Company estimates that these actions have penalized sales results to date by almost $30 million.


Healthcare Segment Revenues

    Revenues in the healthcare segment increased $27 million or 10% over the 1993 second quarter. On a year-to-date basis, healthcare segment revenues advanced $64 million or 12% over the comparable 1993 period. Major product sector revenues as a percentage of total healthcare segment sales follow:



    Healthcare Segment Sales By Product Sector

                        Second Quarter     Six Months
                       ----------------  --------------
                       1994      1993     1994     1993
                       ----      ----     ----     ----
    Personal Health   53%        52%      51%      52%
    Medical           33%        33%      34%      32%
    Biomedical        14%        15%      15%      16%

    Within the personal health sector, second quarter revenues improved 11% from 1993. This progress was led by continued strong worldwide demand for the Company's ReNu, Boston and Bausch & Lomb lens care solutions. Incremental revenues for the Curl and Soft Sense skin care products acquired in June 1993 also contributed to this improvement. Sales growth in excess of 20% was also realized for over-the-counter medications in Europe. However, revenues for oral care products declined from 1993 due primarily to the effect of heightened competition for the Interplak and Clear Choice product lines and the reduction of selling prices to better position Interplak products in the U.S. market.

    Medical sector sales gained 10% from 1993. Ophthalmic pharmaceutical revenues improved by 22%, led by results for recently approved products in the U.S., including Tobramycin and Levobunolol. Growth of 12% for the Company's prescription pharmaceutical operations in Europe reflected stabilization in that market following last year's change in government regulations in Germany. Medical sector sales also benefited from incremental revenues for the hearing aid business acquired last year and the more than 30% growth in sales of dental implant products. These gains were reduced by an overall decline of 6% in contact lens revenues from the 1993 second quarter reflecting the Company's efforts to rebalance distributor inventories. Traditional lens sales improved modestly from 1993 as significant growth in Japan more than offset the weakened economic conditions in key markets in Latin America, and the continuing shift in demand toward planned replacement lens products worldwide. Overall sales of planned replacement lens products declined almost 15% as orders from distributor accounts were impacted by an adjustment in the Company's sales and marketing policies for traditional lenses sold through that channel. Planned replacement lens sales were also impacted by low consumer acceptance of the Occasions Multifocal lens product.

    A modest improvement for the Company's biomedical sector reflected incremental revenues from a first quarter acquisition and increased worldwide sales of specific pathogen-free eggs.



Optics Segment Revenues

    Revenues in the optics segment declined 12% to $174 million in the second quarter compared to $198 million in 1993. Weakened consumer demand led to higher distributor inventories and was the primary contributor to a 15% shortfall in worldwide sunglass revenues compared to the 1993 second quarter. This decline was partially offset by incremental sales from the 1994 acquisition of the assets of Revo, noted for its line of premium-priced sunglasses. Sports optics products revenues increased 9% from 1993, led by increased demand for binoculars, while sales of thin film coating products and services grew by more than 10%.

Net Sales By Geographic Region

    Sales in markets outside the U.S. totaled $223 million, an increase of $1 million from the 1993 second quarter. Changes in currency exchange rates reduced the sales increase from 1993 by $4 million. In total, non-U.S. sales represented 46% of consolidated revenues in both periods. The Company's historically strong performance outside the U.S. has been somewhat constrained by the slower rate of economic recovery in Europe and Japan. European revenues in total increased by 3%, despite the adverse impact of currency movements. This progress reflected improved demand for the Company's over-the-counter medications and thin film coating products, as well as contributions from recent acquisitions, partially offset by shortfalls in sunglass sales. Sales in the Asia-Pacific region were relatively even with 1993 levels. Gains in Japan for sales of contact lenses and lens care solutions were offset by continued weakened demand for sunglasses in this market. In Canada and Latin America, revenue shortfalls for sunglasses and traditional contact lenses offset revenue gains for lens care solutions and planned replacement lens products and reflected weakened economic conditions in several key markets, including Brazil.

    U.S. sales totaled $260 million in the second quarter, an increase of $3 million or 1% from the prior year period. Acquisitions completed during 1993 in the hearing aid and skin care businesses and the first quarter 1994 acquisition of the assets of Revo contributed the improvement from the prior year. Higher revenues for contact lens care and pharmaceutical products were more than offset by lower sales of contact lenses and sunglasses, as well as shortfalls for oral care products.


Costs And Expenses

    The ratio of cost of products sold to sales was 46.0% for the 1994 second quarter versus 43.8% for the comparable 1993 period. For the six-month period, this ratio was 46.3% for 1994 and 44.8% for 1993. The higher ratio was primarily attributable to the margin effect and reduced manufacturing volumes attributable to lower sunglass and contact lens sales levels, reduced pricing for traditional contact lenses and the adverse currency impact on products sourced from Ireland.

    Selling, administrative and general expenses were 38.8% of sales in the second quarter versus 37.6% for the comparable 1993 period. Over the last three years these expenses have been managed to an average of approximately 36% of sales. Measures to reduce discretionary expenses in the wake of lower sales volumes for sunglass and contact lens products were not yet fully implemented at the end of the second quarter. In addition, the Company has incurred higher levels of spending to support recent acquisitions, including hearing aids and skin care products. For the six-month period, these same factors led the costs to be 37.4% of sales in 1994 versus 37.5% in 1993. Corporate administration expense was 2.5% of sales in 1994 versus 2.6% for 1993. These measures reflect the Company's continued success in managing these expenses to a targeted level of no more than 3% of sales. Research and development expense for the first six months of 1994 increased $2 million or 7% over 1993 levels, reflecting the Company's continued investment in new technologies. The majority of these expenditures relate to product development for new contact lens materials and the Company's next generation of oral care products and hearing aids.

Restructuring Reserves

    In the fourth quarter of 1993 the Company announced plans to restructure its sunglass, pharmaceutical and biomedical operations and recorded a pre-tax restructuring charge of $50 million. Within the sunglass product line, a reserve of approximately $34 million was established to provide for costs to be incurred to shut down various manufacturing/assembly plants and distribution operations, eliminate certain business lines and realign global manufacturing operations. Actions included severance and project management costs of approximately $19 million and asset impairment charges of approximately $15 million.
For pharmaceutical operations, a restructuring reserve of approximately $9 million was recorded for the costs to obtain FDA approval and complete the transfer of manufacturing to a new Tampa, Florida facility and to restructure worldwide operations. Actions included severance and project expenses of approximately $7 million and asset impairment charges of approximately $2 million. Biomedical restructuring actions included the consolidation of European and certain North American operations and administrative functions. A reserve of approximately $7 million was provided for expenses, including severance and project expenses of approximately $4 million and asset impairment charges of approximately $3 million.

    During the first six months of 1994, charges have been recorded against the restructuring reserve for sunglasses, pharmaceuticals and biomedical products for approximately $7 million, $7 million and $2 million, respectively. At June 25, 1994, $28 million of the original reserve remained on the Company's balance sheet. All remaining actions are expected to be initiated or completed prior to year end. Through June, these restructuring actions have contributed pre-tax savings of approximately $6 million, primarily in sunglass and biomedical operations.

Business Segment And Operating Earnings

    Business segment earnings of $70 million for the second quarter of 1994 declined $16 million or 19% compared to the 1993 second quarter. Improved operating results were noted for contact lens care and ophthalmic pharmaceutical products and for over-the-counter medications in Europe. The earnings improvement was more than offset by the significant effect of reduced sales and manufacturing volumes in the sunglass and contact lens businesses worldwide. Results for the Miracle-Ear line of hearing aids reflected the increased costs of actions to restore consumer confidence throughout the industry in the wake of regulatory actions initiated by the FTC and FDA, including advertising, franchise network support, and improved warranty and customer satisfaction policies. Operating earnings totaled $58 million, a decrease of $16 million or 22% from the prior year period. Corporate administration expenses in the second quarter were managed close to the level of the 1993 period.

Other Income And Expenses

    Income from investments for the second quarter of 1994 totaled $10 million, compared to $3 million for the same period in 1993. The increase was due to income generated from an interest rate swap associated with distributions from Wilmington Partners L.P., as well as to interest earned on higher average investment levels. Interest expense of $10 million for the 1994 second quarter was $2 million higher than the second quarter of 1993, as the favorable effect of lower interest rates was more than offset by an increase in average outstanding debt, based largely on recent acquisitions.

    The Company realized a net foreign currency loss of $1 million in the second quarter of 1994, representing a decline of $6 million from the net gain realized in 1993. As had been anticipated, premium income on the Company's Irish pound hedge contracts decreased from the prior year. Additionally, higher translation losses were realized in hyperinflationary economies in Latin America.

    Higher minority interest expense reflected distributions to the outside investor in Wilmington Partners L.P. formed in December 1993.

    The Company provided for income taxes at rates of 34.4% and 34.9% for the first six months of 1994 and 1993, respectively. As a result of a reduction in statutory tax rates in Germany in 1994, income tax expense benefited from a one-time adjustment to deferred tax liabilities. This adjustment reduced the reported tax rate for the first six months of 1994 to 32.7%.



Liquidity And Financial Resources

Cash Flows From Operating Activities

    Net earnings adjusted for non-cash items, including depreciation, amortization and deferred taxes, declined 5% from 1993. Total cash flows provided by operating activities totaled a positive $50 million in the first six months of 1994, an improvement of $8 million from the prior year period. This change was primarily attributable to initiatives to reduce receivable levels, reflected in the $23 million of cash flow generated by these efforts in the first six months of 1994. This gain was moderated by a build in inventories from 1993 year end resulting from sales shortfalls in the contact lens and sunglass businesses and from acquisitions. Lower accrued liabilities primarily represented the net settlement of foreign currency hedge contracts, the timing of tax payments, and charges against the restructuring reserve recorded in December 1993.

Cash Flows Used In Investing Activities

    Cash flows used in investing activities have been reduced by $91 million from the first six months of 1993 to $86 million. Purchases of property, plant and equipment totaled $49 million in 1994, an increase of $7 million over 1993. Capital expenditures will be limited to approximately $90 million in 1994 compared to an average level of $105 million over the last five years. Major projects will include new manufacturing capacity for contact lenses in the U.S. and Europe and actions to further improve sunglass manufacturing efficiencies. Total cash used in investing activities also included the first quarter acquisition of the assets of Revo, a U.S.-based manufacturer of high performance sunglasses.

Cash Flows From Financing Activities

    Approximately $48 million in cash was provided by financing activities. This reflects proceeds from additional U.S. short term borrowings. Cash flow was used to repurchase the Company's Common shares and for the payment of dividends. The Company's total debt, consisting of short- and long-term borrowings, increased by $75 million to $640 million at the end of the 1994 second quarter.



Financial Position

    Bausch & Lomb's ratio of total debt to equity stood at 64% in June 1994 and 44% in June 1993, the result of higher debt levels in 1994. The Company also maintains a significant balance of cash and investments, which totaled $566 million and $132 million at the end of June 1994 and 1993, respectively. The Company's net debt, or total borrowings less cash, cash equivalents and short-term investments, totaled $74 million in 1994 and $267 million in 1993. After considering hypothetical taxes payable upon repatriation of non-U.S. cash and investments, tax-effected net debt totaled $207 million in 1994 and $389 million in 1993. The ratio of tax-effected net debt to equity stood at 20.8% in June 1994 and 42.8% in June 1993. The Company is planning to improve cash flow and reduce its working capital requirements in 1994. The Company's goal is to maximize the generation of free cash flow which will be available for the repayment of borrowings, the payment of dividends, the repurchase of stock and the acquisition of new businesses.

Access to Financial Markets

    The Company maintains U.S. revolving credit and term loan agreements which total $205 million with 364-day credit terms. The interest rate under the agreements is at the prime rate, or, at the Company's option, at a mutually acceptable market rate. No debt was outstanding under these agreements at June 25, 1994, nor were there any borrowings outstanding under a shelf registration filed with the Securities and Exchange Commission in November 1993 for up to $300 million in debt. In addition, the Company maintains bank lines of credit for its financing requirements. For limited periods during the year, intercompany borrowings may be used to reduce U.S. short-term debt. The availability of adequate credit facilities provides the Company with a high degree of flexibility to meet its obligations, fund capital expenditures and invest in growth opportunities.

Working Capital

    Working capital amounted to $712 million for the second quarter of 1994, versus $687 million at year-end 1993 and $365 million for the second quarter of 1993. The significant increase over June 1993 pertains to non-U.S. cash and cash equivalents, which were loaned to U.S. entities in 1993 to reduce third-party debt for a limited period of time. The current ratio was 1.9 at June 25, 1994, 2.0 at December 25, 1993 and 1.7 at June 26, 1993.



OTHER FINANCIAL DATA

    Dividends declared on Common Stock were $0.245 per share in the second quarter of 1994 and $0.22 per share in the second quarter of 1993. Year-to-date dividends declared on Common Stock were $0.465 compared to $0.44 per share for the prior year period. This increase reflects the Company's desire to increase its dividend on an annual basis while maintaining a payout rate of between 30% and 35% of the previous year's earnings.

    Return on average shareholders' equity was 15.6% for the twelve-month period ended June 25, 1994 compared to 20.5% for the twelve-month period ended June 26, 1993. Excluding the cumulative translation adjustment, return on average shareholders' equity was 15.8% and 22.1% for the twelve-month periods ending June 25, 1994 and June 26, 1993, respectively. The change in the return ratio reflected the impact of the restructuring charges recorded in December 1993 and lower earnings performance for the first half of 1994.

OUTLOOK

    Worldwide sales for many of the Company's products are expected to continue to develop at a good rate for the remainder of 1994. However, actions to correct an imbalance in distributor inventories of sunglass and contact lens products may offset these gains in revenue performance. The Company has estimated that, at the end of the second quarter, excess inventories at distributors had declined to approximately $24 million for sunglass products worldwide and $19 and $2 million for contact lens products in U.S. and non-U.S. markets, respectively. These inventories are expected to be substantially reduced by the end of 1994. Wide-range actions to reduce expenses were identified late in the second quarter and will be fully implemented by the end of the year. Operating earnings will be penalized by approximately $17 million related to adjustments in production and employment levels.

    Actions taken to implement the 1993 restructuring program are expected to generate pre-tax savings of approximately $16 million in 1994. Further earnings improvements are anticipated in subsequent years as the full benefit of these actions is realized.

    The Company will continue to monitor improving economic conditions in Europe and Japan. The economic and political instability in Latin America, which has hampered growth in the first half of 1994, is expected to continue to negatively effect results for the remainder of the year.

    Strong positive trends in the Company's worldwide lens care business are expected to continue, based on the Company's established ReNu, Boston and Bausch & Lomb products. However, overall lens care revenues could be somewhat effected by the introduction of products which compete with the ReNu brand. Expanded distribution for skin care products should also contribute to sales and earnings performance in the U.S. Over-the-counter and prescription pharmaceutical product sales in Europe are expected to continue the positive trends evident in results through June.

    Management is also focusing attention on the transition of pharmaceutical manufacturing operations to a new facility in Tampa, Florida. This business will continue to benefit from recent restructuring actions and the expected introduction of new products. The Company has targeted the launch of its next generation of Interplak devices for the 1994 fourth quarter. This should help to offset the adverse effect heightened competition has had on results for the Company's oral care products. The Company will also continue to invest in its Miracle-Ear line of hearing aids. Sales and earnings for biomedical, sports optics and thin film products and services are also expected to continue their trend of improvement from 1993.

    Other expenses are expected to increase significantly. This primarily reflects the expected reduction in premium income earned on the Company's Irish pound hedge contracts and higher translation losses experienced in hyperinflationary economies. Higher minority interest expense related to Wilmington Partners L.P. will continue in the second half of 1994.

    Based upon the factors described above, net earnings per share for 1994 are likely to decline 15% - 20% from the $3.21 per share earned before a restructuring charge in 1993.

    Free cash flow is expected to improve based on programs to reduce working capital levels, primarily accounts receivable, and to limit capital expenditure levels to $90 million in 1994.

    Return on shareholders' equity is expected to be below the Company's target of 20% for the year based upon the effect of anticipated earnings shortfalls generated by the actions being taken in the global sunglass and contact lens businesses.



                        PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

1. In its 1993 Annual Report on Form 10-K, the Company indicated that its wholly-owned subsidiary, Dahlberg, Inc., had been served with seven class-action consumer lawsuits alleging that Dahlberg made false and misleading statements concerning hearing aid performance capabilities. One action had been brought in California, one in Alabama and five in Minnesota. In July, 1994, the California plaintiffs voluntarily discontinued their action after the court denied their motion for class certification. In June, 1994, the Alabama court conditionally certified a class of all purchasers of Dahlberg hearing aids between January 1989 and January 1994, but agreed to reconsider the issue after 90 days. The five actions in Minnesota have been consolidated. The Company is vigorously contesting these claims.

2. In June, 1994, the Company was served with five separate shareholder actions, filed in the United States District Court of New York, Western and Southern Districts. By stipulation, an amended complaint will be filed in the Western District, consolidating all of the cases. Plaintiffs seek to represent all persons who purchased stock between December 1993 and the Company's June 3, 1994 announcement that its efforts to rebalance distributor inventories would penalize 1994 revenues. Plaintiffs allege the Company artificially inflated the value of the stock by making false and misleading statements that financial results in 1994 would improve over 1993 and seek statutory damages based upon the decrease in market value of the shares of the Company's Common Stock. The Company contends that the claims lack merit and it will vigorously defend against the suit.

3. In June, 1994, the Florida Attorney General, acting on behalf of disposable contact lens consumers in the State of Florida, filed an antitrust action against the Company and others in the United States District Court for the Middle District of Florida. The complaint challenges the Company's long-standing policy to protect consumers' health by selling contact lenses only to licensed professionals. Plaintiffs allege that the policy was adopted in conspiracy with others to eliminate alternative channels of trade from the disposable lens market. The Florida Attorney General seeks treble damages on behalf of all purchasers of contact lenses, whether from the Company or others, a $1 million penalty and injunctive relief. Four consumer class actions have also been filed in the Middle District of Florida and in California and Washington state courts. The complaints seek identical relief on behalf of consumers outside the State of Florida. The Company defends its policy in the interest of safeguarding consumers' health.

4. The Company was served with a proposed class action filed in the United States District Court (N.D. Ala.) in May, 1994. Plaintiffs seek to represent a nationwide class of purchasers of Optima, Medalist and SeeQuence II lenses during a three year period. The plaintiffs seek damages claiming that the Company misled consumers by packaging the same lens under three different names for three different prices. Plaintiffs seek unspecified damages under the Lanham Act, the RICO statute, express and implied warranties and other common law theories. The Company has moved to transfer this case to Western District of New York, for dismissal on the merits for failure to state a claim and, to the extent any claim is stated, on the ground that the claims are preempted under federal law.



Item 4. Submission of Matters to a Vote of Security Holders.

    The 1993 annual meeting of shareholders was held on April 26, 1994. The nominees for Director elected at the meeting were as follows:

                               Votes Cast
    Nominee               For           Withheld
Franklin E. Agnew      48,038,497       402,441
Daniel E. Gill         48,036,754       404,184
Ruth E. McMullin       48,037,830       403,108
Linda Johnson Rice     48,033,451       407,487
Robert L. Tarnow       48,036,254       404,684

  At the meeting the shareholders voted to approve the Management Executive Incentive Plan, pursuant to which certain senior officers of the Company may be paid a bonus. 46,237,551 shares of Common and Class B stock were voted in favor of the proposal, 1,709,689 shares of Common and Class B stock were voted against the proposal, and 493,698 shares of Common and Class B stock abstained.

  The shareholders voted to approve the Long Term Performance Stock Plan I, pursuant to which certain senior officers of the Company may receive incentive awards. 41,669,897 shares of Common and Class B stock were voted in favor of the proposal, 6,413,309 shares of Common and Class B stock were voted against the proposal, and 357,732 shares of Common and Class B stock abstained.

  The shareholders voted to ratify the appointment of Price Waterhouse as independent accountants for 1994. 48,182,230 shares of Common and Class B stock were voted in favor of the proposal, 148,805 shares of Common and Class B stock were voted against the proposal, and 109,903 shares of Common and Class B stock abstained.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Item 601 Exhibits

                Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

        (b)     Reports on Form 8-K

                A report on Form 8-K dated June 3, 1994 was filed during the second quarter to disclose the Company's plan to rebalance distributor inventories.





                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAUSCH & LOMB INCORPORATED


Date:   August 8, 1994
By:      (Jay T. Holmes)
        Jay T. Holmes
        Senior Vice President,
        Corporate Affairs and
        Secretary



Date:   August 8, 1994
By:      (Peter Stephenson)
         Peter Stephenson
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
        between the Company and Citibank, N.A., as Trustee, with respect to the Company's Medium-Term
        Notes (filed as Exhibit (4)-a to the Company's
        Registration Statement on Form S-3, File No. 33-
        42858, and incorporated herein by reference).

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

	(11)  	Statement Regarding Computation of Per Share
        Earnings (filed herewith).

	(12)  	Statement Regarding Computation of Ratio of
        Earnings to Fixed Charges (filed herewith).




Exhibit 11

Statement Regarding Computation of Per Share Earnings


Dollars And Shares In Thousands-
Except Per Share Data

																																														SIX MONTHS ENDED
																																								---------------------------
																																									June 25,	        June 26,
  																																								1994	             1993
																																									-------	         -------
Net earnings	                            $68,716	          $79,879

Actual outstanding Common
	and Class B shares
	at beginning of year	                    59,118           	59,444

Average Common shares issued for
	stock options and effects of
	assumed exercise of Common
	stock equivalents and
	repurchase of Common
	and Class B shares                      	    709	            851
                                          		------	         ------
Average Common and Class B
	shares outstanding                        	59,827	         60,295
                                          		------          -------
                                           	------	         -------

Net earnings per Common and
	Common share equivalent                   	$  1.15	        $  1.32
                                          		-------        	-------
                                          		-------         	-------


Exhibit 12

Statement Regarding Computation of Ratio of Earnings to Fixed Charges


Dollar Amounts In Thousands

                                   		June 25,    	December 25,
                                  		  1994 	        1993
                                   		-------     	------------

Earnings before provision for
	income taxes and minority
	interest                            	$119,202      	$242,024

Fixed charges	                          19,981        	35,664

Capitalized interest, net
	of current period
	amortization                         	    130	           260
                                      	--------      	--------
Total earnings as adjusted           	$139,313       	$277,948
                                      	--------        --------

Fixed charges:
	Interest (including interest
	expense and capitalized
	interest)	                           $ 19,227        $ 34,202

	Portion of rents	representative
 of the interest factor	                   754        	  1,462
                                      		-------	        -------

Total fixed charges                  	$ 19,981	       $ 35,664
                                     		-------         	------
Ratio of earnings to
	fixed charges                        	   6.97	           7.79 (1)
                                      	-------         	-------

[FN]
 (1)	Excluding the effect of restructuring charges recorded in the fourth quarter of 1993, the ratio of earnings to fixed charges at December
     25, 1993 would have been 9.20.