Form 10-Q
period 1994-09-24
BAUSCH & LOMB INC
filed 1994-11-04
CIK 10427

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended:  September 24, 1994
Commission File Co. Number:  1-4105


BAUSCH & LOMB INCORPORATED

(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of incorporation or organization)

IRS Employer Identification No. 16-0345235


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


Yes  X                      No.


As of September 24, 1994 there were outstanding 59,138,894 shares of Common Stock, consisting of 58,573,624 shares of Common Stock and 565,270 shares of Class B Stock which are identical with respect to dividend and liquidation rights and vote together as a single class for all purposes.



                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Unaudited consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries for the third quarter of 1994 and 1993 are presented on the following pages. The audited balance sheet at December 25, 1993 is presented for comparative purposes. Financial statements for the nine months ended September 24, 1994 have been prepared by the Company in accordance with its usual accounting policies and are based in part on approximations.

In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles have been included. All such adjustments were of a normal recurring nature.




         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                           STATEMENT OF EARNINGS

Dollar Amounts In Thousands -
Except Per Share Data
                          Third Quarter Ended     Nine Months Ended
                         Sept. 24,  Sept. 25,   Sept. 24,   Sept.25,
                            1994       1993        1994        1993
Net Sales                $449,447   $498,811  $1,371,499  $1,385,845

Costs And Expenses
 Cost of products sold    237,599    219,992     664,360     617,607
 Selling, administrative
   and general            175,809    175,613     521,024     508,224
 Research and development  14,802     14,495      45,468      43,178
                          428,210    410,100   1,230,852   1,169,009
Operating Earnings         21,237     88,711     140,647     216,836
Other (Income) Expense
 Investment income         (8,553)    (1,764)    (26,434)     (9,476)
 Interest expense          10,182      7,446      29,409      24,960
 Gain from foreign
   currency, net           (1,084)    (2,051)     (2,222)    (10,043)
                              545      3,631         753       5,441

Earnings Before
 Income Taxes And
 Minority Interest         20,692     85,080     139,894     211,395

 Provision for
 income taxes               6,890     28,332      45,915      72,468

Earnings Before
 Minority Interest         13,802     56,748      93,979     138,927

 Minority interest in
   subsidiaries             6,113        995      17,574       3,295

Net Earnings             $  7,689   $ 55,753  $   76,405  $  135,632

Retained Earnings At
 Beginning Of Period     $930,499   $838,758  $  889,325  $  785,044

Cash Dividends Declared:
 Common stock, $0.245
 and $0.71 per share
 for 1994 ($0.22 and
 $0.66 per share
 for 1993)                 14,527     13,089      42,069      39,254

Retained Earnings
 At End Of Period        $923,661   $881,422  $  923,661  $  881,422

Net Earnings
Per Common Share          $  0.13   $   0.93  $     1.28  $     2.25

Average Common Shares
 Outstanding (000s)                               59,787      60,151


See Notes To Financial Statements



         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEET

Dollar Amounts In Thousands
                                 September 24, December 25,
                                     1994          1993
ASSETS
Current Assets
 Cash and cash equivalents         $  191,978  $  513,241
 Short-term investments,
   at cost which
   approximates market                  1,782      32,795
 Trade receivables,
   less allowances
   of $17,978 and
   $16,053, respectively              315,452     384,973
 Inventories, net                     319,343     297,208
 Deferred income taxes,
   less valuation
   allowance of $13,206                73,537      71,540
 Other current assets                 124,976     102,304
                                    1,027,068   1,402,061

Property, Plant
And Equipment, net                    545,472     541,061
Goodwill And
Other Intangibles,
   less accumulated
   amortization
   of $73,941 and
   $59,396,
   respectively                       482,553     456,944
Other Investments                     425,000           -
Other Assets                          136,132     111,862
   Total Assets                    $2,616,225  $2,511,928

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                     $  281,426  $  222,642
 Current portion
   of long-term debt                    8,601      21,935
 Accounts payable                      63,477      85,306
 Accrued compensation                  87,157      66,077
 Accrued liabilities                  215,228     249,947
 Federal and foreign
 income taxes                          69,426      68,882
                                      725,315     714,789

Long-Term Debt,
 less current portion                 330,549     320,953
Other Long-Term Liabilities           127,167     128,328
Minority Interest                     426,120     421,031
   Total Liabilities                1,609,151   1,585,101

Shareholders' Equity
 4% Cumulative Preferred Stock,
   par value $100 per share                 -           -
 Class A Preferred Stock, par
   value $1 per share                       -           -
 Common Stock, par value $0.40
   per share, 60,198,322 shares
   issued                              24,079      24,079
 Class B Stock, par value $0.08
   per share, 978,603 shares issued
   (936,348 shares in 1993)                78          75
 Capital in excess of par value        89,630      88,101
 Cumulative translation adjustment     56,007       8,915
 Retained earnings                    923,661     889,325
                                    1,093,455   1,010,495
 Common and Class B Stock
   in treasury, at cost, 2,038,031
   shares (2,016,430 shares in 1993)  (86,381)    (83,668)
   Total Shareholders' Equity       1,007,074     926,827
   Total Liabilities And
   Shareholders' Equity            $2,616,225  $2,511,928

See Notes To Financial Statements



         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                          STATEMENT OF CASH FLOWS

Dollar Amounts In Thousands
                                       Nine Months Ended
                                      Sept. 24,  Sept. 25,
                                        1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                         $ 76,405  $135,632
 Adjustments to reconcile
     net earnings to net cash
      provided by operating
      activities:
   Depreciation of property,
      plant and equipment               62,005    53,666
   Amortization of goodwill and
      other intangibles                 12,737     8,657
   Increase in deferred income taxes    (3,308)   (1,665)
   Loss on retirement of fixed assets   10,460     2,155
   Exchange gain                        (3,333)   (1,168)
   Increase in undistributed
      earnings of subsidiaries           4,113       905
   Decrease (increase) in
      accounts receivable               79,986   (78,184)
   Increase in inventories             (10,063)  (28,312)
   Increase in other
      current assets                   (18,551)  (44,173)
   (Decrease) increase in
      accounts payable and accruals    (49,058)   25,157
   (Decrease) increase in tax reserves  (2,227)   18,977
   (Decrease) increase in
      other long-term liabilities       (2,641)    2,501
      Net cash provided by
      operating activities             156,525    94,148

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchases of
   property, plant and equipment       (63,122)  (67,749)
 Acquisition of businesses, net of cash
   and short-term investments
   acquired                            (27,089) (244,197)
 Other investments                    (425,000)        -
 Other                                 (21,553)    (7,411)
      Net cash used in
      investing activities            (536,764)  (319,357)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common shares          (11,211)  (25,426)
 Exercise of stock options               7,631     3,385
 Restricted stock awards                 2,399       172
 Net proceeds from issuance of debt     46,459    59,335
 Payment of dividends                  (40,642)  (38,046)
      Net cash provided by
      (used in) financing activities     4,636      (580)

Effect of exchange rate
 changes on cash, cash equivalents
 and short-term investments             23,327   (21,185)

Net decrease in cash, cash equivalents
 and short-term investments           (352,276) (246,974)

Cash, cash equivalents and short-term
 investments, beginning of period      546,036   416,773

Cash, cash equivalents and
 short-term investments,
 end of period                        $193,760  $169,799

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                           $ 23,836  $ 25,230
   Income taxes                       $ 56,789  $ 37,766


See Notes To Financial Statements


BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS


NOTE A: Earnings Per Share

        Net earnings per Common share are based on the weighted average number of Common and Class B Shares outstanding during the period, adjusted for the assumed conversion of dilutive stock options. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options have been used to purchase Common Shares at current market prices, and the resulting net additional Common shares are included in the calculation of average Common shares outstanding.

        The number of Common shares used to calculate net earnings per Common share were 59,787,024 at September 24, 1994 and 60,151,061 at September 25, 1993.

        See Exhibit 11 filed with this Report for details regarding the computation of earnings per share.


NOTE B: Inventories
        Inventories consisted of the following:

        (Dollar Amounts In Thousands)
                                September 24,  December 25,
                                    1994         1993

      Raw materials and supplies   $87,086     $ 66,768
      Work in process               27,738       24,640
      Finished products            212,458      213,972
                                   327,282      305,380

      Less - Reserve for valuation
             of certain U.S.
             inventories at last-in,
              first-out cost         7,939        8,172
                                  $319,343     $297,208


NOTE C: Property, Plant And Equipment
        Major classes of property, plant and equipment consisted of the following:

        (Dollar Amounts In Thousands)
                                      September 24, December 25,
                                           1994        1993

        Land                             $ 21,410   $ 20,784
        Leasehold improvements             32,809     25,530
        Buildings                         361,673    350,173
        Machinery and equipment           582,275    542,912
                                          998,167    939,399

        Less - Accumulated
        depreciation                      452,695    398,338
                                         $545,472   $541,061


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

    Consolidated revenues for the third quarter ended September 24, 1994 were $449 million, a decrease of $49 million or 10% from the 1993 third quarter. For the first nine months of 1994, net sales of $1,371 million declined $14 million or 1% from the comparable 1993 period. The following is a summary of net sales by business segment:

Net Sales By Business Segment

(Dollar Amounts In Thousands)
               Third Quarter             Nine Months
               1994    1993            1994        1993

Healthcare  $298,281   $325,249    $  891,626   $  854,806
Optics       151,166    173,562       479,873      531,039

Net Sales   $449,447   $498,811    $1,371,499   $1,385,845


     In June 1994 the Company announced it was taking actions to reduce high levels of inventories at contact lens and sunglass distributors. During the third quarter further substantial progress was made in reducing this imbalance. The Company announced, and in October implemented, a new pricing and product return program for distributors of traditional contact lenses in the U.S. A sales reserve of approximately $20 million was recorded during the third quarter for these actions. The new pricing policy enhances the Company's competitive position in a segment of the market where industry prices have been declining. The returns program will allow these distributors to return the excess portion of their unsold traditional lens inventories and eliminate the inventory imbalance in the U.S. This will aid sales performance in 1995. Additionally, during the third quarter the Company estimates that excess distributor inventories of sunglasses were reduced by $15 million. This is primarily attributable to actions taken to realign or discontinue relationships with certain sunglass distributors in Asia, including those recently determined to be diverting product to markets outside their authorized territory. The Company believes that an additional sales penalty of more than $5 million was incurred in the period due to lost business with certain of these distributors.

Healthcare Segment Revenues

    Revenues in the healthcare segment decreased $27 million or 8% compared to the 1993 third quarter. On a year-to-date basis, healthcare segment revenues advanced $37 million or 4% over the comparable 1993 period. Major product sector revenues as a percentage of total healthcare segment sales follow:

    Healthcare Segment Net Sales By Product Sector
                          Third Quarter   Nine Months
                           1994   1993    1994  1993

    Personal Health        57%    53%     53%    52%
    Medical                28%    34%     32%    33%
    Biomedical             15%    13%     15%    15%

    Within the personal health sector, third quarter revenues were even with 1993 levels. Continued strong worldwide demand for the Company's ReNu, Boston and Bausch & Lomb lens care solutions was experienced. Additionally, a good rate of growth was achieved in the eye care solutions business. Moderate sales growth was realized for over-the-counter medications in Europe as the rate of growth experienced in previous quarters was reduced by the impact of milder weather conditions on demand for hayfever products. Revenues for oral care products declined from 1993 due primarily to the effect of heightened competition for the Interplak and Clear Choice product lines, the reduction of selling prices to better position Interplak products in the U.S. market and lower shipments of soon-to-be discontinued models of Interplak power toothbrushes.

    Medical sector sales declined 25% from 1993, led by overall contact lens revenues, which were 41% below the 1993 third quarter. Traditional lens sales decreased significantly from the prior year reflecting actions taken to address excess inventories at U.S. distributors described previously, the continuing shift in demand toward planned replacement lens products worldwide and the effect of weakened economic conditions in Latin America. Sales of planned replacement lens products declined 15% as orders from U.S. distributor accounts have been impacted by an adjustment in the Company's sales and marketing policies and disappointing consumer response to the Occasions Multifocal lens product. In contrast, planned replacement lens revenues outside the U.S. improved more than 60% led by results in the Europe and Asia-Pacific regions. Ophthalmic pharmaceutical revenues improved 31% from 1993, led by results for recently approved products in the U.S., including Tobramycin and Levobunolol. Growth of 37% was achieved for the Company's prescription pharmaceutical operations in Europe. Medical sector sales also benefited from more than 15% gain in sales of dental implant products and from incremental sales of the Miracle-Ear line of hearing aids acquired in August 1993.

    A modest improvement for the Company's biomedical sector reflected the favorable effect of foreign currency rate fluctuations on the results of non-U.S. operations, increased worldwide shipments of specific pathogen-free eggs and incremental revenues from a first quarter acquisition.

Optics Segment Revenues

    Revenues in the optics segment declined 13% to $151 million in the third quarter compared to $174 million in 1993. The actions taken to address the distributor inventory imbalance and realign distributor relationships in Asia were the primary contributor to a 21% shortfall in worldwide sunglass revenues compared to 1993. Additionally, the Company believes that there has been a trend towards lower inventories at both the retail and wholesale levels in the wake of a tightening of the Company's worldwide marketing and sales policies. These trends were partially offset by incremental sales from the 1994 acquisition of the assets of Revo, noted for its line of premium-priced sunglasses, as well as improved performance in Japan. In addition, sports optics revenues increased 11% from 1993, led by increased demand for riflescopes and telescopes, while sales of thin film coating products and services advanced as a result of higher shipments to Europe.


Net Sales By Geographic Region

    Sales in markets outside the U.S. totaled $201 million, a decrease of $7 million or 3% from the 1993 third quarter. Favorable changes in currency exchange rates increased sales in U.S. dollars from 1993 by $6 million or 1%. In total, non-U.S. sales represented 45% of consolidated revenues, compared to 42% in the 1993 third quarter. European revenues in total increased by 5%, primarily reflecting the impact of currency movements. Sales improvement was achieved by the Company's over-the-counter medications, prescription pharmaceuticals and thin film coating products. These gains were partially offset by shortfalls in sunglass revenues. Sales in the Asia-Pacific region declined 14%. Gains in Japan for sales of contact lenses and sunglasses were offset elsewhere in the region because of the actions described previously to address sunglass distributor relationships. In Canada and Latin America, revenue shortfalls for sunglasses and traditional contact lenses partially offset gains for lens care solutions and reflected weakened economic conditions in several key markets.

    U.S. sales totaled $248 million in the third quarter, a decrease of $43 million or 15% from the prior year period. Higher revenues for contact lens care and pharmaceutical products and contributions from recent acquisitions were more than offset by lower sales of contact lenses and sunglasses, as well as shortfalls in oral care products.

Costs And Expenses

    The ratio of cost of products sold to sales was 52.9% for the 1994 third quarter versus 44.1% for the comparable 1993 period. For the nine-month period, this ratio was 48.4% for 1994 and 44.6% for 1993. The higher ratio was primarily attributable to sales mix and the impact of lower worldwide sunglass and contact lens volumes on manufacturing costs. Reduced pricing for traditional contact lenses and oral care products in the U.S. and the adverse currency impact on products sourced from Ireland were also factors.

    Selling, administrative and general expenses were 39.1% of sales in the third quarter versus 35.2% for the comparable 1993 period. Over the last three years these expenses have been managed to an average of approximately 36% of sales. Additional measures to reduce discretionary expenses in the wake of lower sales volumes for sunglass and contact lens products were implemented during the third quarter. However, the success of these efforts was more than offset by the sales effect of actions in these businesses described earlier plus higher levels of spending to support recent acquisitions. For the nine-month period, these same factors led selling, administrative and general expenses to be 38.0% of sales in 1994 versus 36.7% in 1993. Corporate administration expense was 2.2% of sales in the 1994 third quarter versus 2.4% for 1993 reflecting the Company's continuing success in managing these expenses to a targeted level of no more than 3% of sales. Research and development expense for the first nine months of 1994 increased $2 million or 5.3% over 1993 levels, as the Company continued to invest in new technologies. The majority of the expenditures related to product development for new contact lens materials and the Company's next generation of oral care products and hearing aids.


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

    During the first nine months of 1994, charges have been recorded against the restructuring reserve for sunglasses, pharmaceuticals and biomedical products for approximately $17 million, $7 million and $3 million, respectively. At September 24, 1994, $17 million of the original reserve remained on the Company's balance sheet. All remaining actions are expected to be initiated or completed prior to year end. Through September, these restructuring actions are estimated to have contributed pre-tax savings of approximately $10 million, primarily in sunglass and biomedical operations.

Business Segment And Operating Earnings

    Business segment earnings of $31 million for the third quarter of 1994 declined $70 million or 69% compared to the 1993 third quarter. Improved operating results were achieved for contact lens care, ophthalmic pharmaceutical and sports optics products. This earnings improvement was more than offset by the significant effect of reduced sales and manufacturing volumes in the sunglass and contact lens businesses worldwide. Results for the Miracle-Ear line of hearing aids reflected the increased costs of actions being taken to restore consumer confidence in the category following regulatory actions initiated by the FTC. These investments include advertising, franchise network support, and improved warranty and customer satisfaction policies. Operating earnings totaled $21 million, a decrease of $67 million or 76% from the prior year period.

Other Income And Expenses

    Income from investments for the third quarter of 1994 totaled $9 million, compared to $2 million for the same period in 1993. The increase was due to income generated from an interest rate swap associated with distributions from Wilmington Partners L.P., as well as to interest earned at higher rates on increased average investment levels. Interest expense of $10 million for the 1994 third quarter was $3 million higher than the third quarter of 1993, as a result of an increase in average outstanding debt, based largely on recent acquisitions, and higher interest rates in 1994.

    The Company realized a net foreign currency gain totaling $1 million in the third quarter of 1994. This was $1 million below results in the same period in 1993. As had been anticipated, premium income on the Company's Irish pound hedge contracts decreased from the prior year. However, this factor has been partially offset by lower translation losses realized in Brazil in the third quarter, resulting from the recent stability of the currency in that country.

    Higher minority interest expense reflected distributions to the outside investor in Wilmington Partners L.P. formed in December 1993.

    The Company provided for income taxes at rates of 33.3% for the third quarter of 1994 and 1993. As a result of a reduction in statutory tax rates in Germany in 1994, income tax expense benefited from a one-time adjustment to deferred tax liabilities recorded in the second quarter. This adjustment reduced the reported tax rate for the first nine months of 1994 to 32.8% versus 34.3% in 1993.

Liquidity And Financial Resources

Cash Flows From Operating Activities

    Net earnings adjusted for non-cash items, including depreciation, amortization and deferred taxes, declined 25% from 1993. However, net cash flows provided by operating activities totaled a positive $157 million in the first nine months of 1994, an improvement of $62 million from the prior year period. This change was primarily the result of initiatives to reduce net receivables levels, which have decreased $80 million in the first nine months of 1994. This gain was moderated by a build in inventories from 1993 year end as a result of sales shortfalls in the contact lens and sunglass businesses, sunglass returns from Asian distributors, and from acquisitions. Lower accrued liabilities primarily represented the net settlement of foreign currency hedge contracts and charges against the restructuring reserve recorded in December 1993.

Cash Flows Used In Investing Activities

    Cash flows used in investing activities increased $217 million from the first nine months of 1993 to $537 million. During the third quarter the Company invested $425 million in securities of a wholly owned subsidiary of a triple-A rated financial institution, reported as Other Investments on the balance sheet. The investment establishes a relationship with a strong financial institution and its affiliates which will further enhance the Company's ability to raise capital and meet other financing needs. In addition it responds to recent changes in U.S. tax law relating to profits earned overseas. Purchases of property, plant and equipment totaled $63 million in 1994, a decrease of $5 million from 1993. Capital expenditures will be limited to approximately $90 million in 1994 compared to an average level of more than $100 million over the last five years. Major projects will include new manufacturing capacity for contact lenses in the U.S. and Europe and actions to further improve sunglass manufacturing efficiencies. Total cash used in investing activities in 1994 included the first quarter acquisition of the assets of Revo, a U.S.- based manufacturer of high performance sunglasses.


Cash Flows From Financing Activities

    Approximately $5 million in cash was provided by financing activities. This reflects proceeds from additional U.S. short term borrowings. Cash flow was used to repurchase the Company's Common shares and for the payment of dividends.

Free Cash Flow

    The Company has taken actions to improve cash flow and reduce its working capital requirements in 1994. The Company's goal is to maximize free cash flow which is defined as cash generated before dividends, the repayment of debt, stock repurchases and the acquisition of new businesses.

    Free cash flow for the nine months ended September 24, 1994 totaled $95 million. This calculation excludes the effect of the outflow of funds for the $425 million investment completed in the third quarter and described earlier. For the nine months ended September 25, 1993 free cash flow totaled a negative $2 million. The increase over the prior year is primarily attributable to changes in accounts receivable and accounts payable and accruals levels described previously.

Financial Position

    The Company's total debt, consisting of short- and long-term borrowings, increased by $55 million to $621 million at the end of the 1994 third quarter. The net increase in borrowings was used to fund 1994 acquisitions and to pay dividends. Bausch & Lomb's ratio of total debt to equity stood at 62% in September 1994 and 59% in September 1993, the result of higher debt levels in 1994. Cash and investments totaled $194 million and $170 million at the end of September 1994 and 1993, respectively.

Access to Financial Markets

    The Company maintains U.S. revolving credit and term loan agreements which total $250 million with 364-day credit terms. The interest rate under the agreements is at the prime rate, or, at the Company's option, at a mutually acceptable market rate. No debt was outstanding under these agreements at September 24, 1994, nor were there any borrowings outstanding under a shelf registration filed with the Securities and Exchange Commission in November 1993 for up to $300 million in debt. The Company maintains bank lines of credit for its financing requirements. In addition, for limited periods during the year, intercompany borrowings may be used to reduce U.S. short-term debt. The availability of adequate credit facilities provides the Company with a high degree of flexibility to meet its obligations, fund capital expenditures and invest in growth opportunities.

Working Capital

    Working capital amounted to $302 million for the third quarter of 1994, versus $687 million at year-end 1993 and $324 million for the third quarter of 1993. The significant decrease from December 1993 pertains to the investment transaction completed in the third quarter. The current ratio was 1.4 at September 24, 1994, 2.0 at December 25, 1993 and 1.5 at September 25, 1993.



OTHER FINANCIAL DATA

    Dividends declared on Common Stock were $0.245 per share in the third quarter of 1994 and $0.22 per share in the third quarter of 1993. Year-to-date dividends declared on Common Stock were $0.71 compared to $0.66 per share for the prior year period. This increase reflects the Company's desire to increase its dividend on an annual basis while maintaining a payout rate of between 30% and 35% of the previous year's earnings.

    Return on average shareholders' equity was 14% for the twelve-month period ended September 24, 1994 compared to 21% for the twelve-month period ended September 25, 1993. Excluding the cumulative translation adjustment, return on average shareholders' equity was 14% and 22% for the twelve-month periods ending September 24, 1994 and September 25, 1993, respectively. The change in the return ratio reflected the impact of the restructuring charges recorded in December 1993 and lower earnings performance in 1994.

OUTLOOK

    The actions taken in the third quarter to correct the contact lens and sunglass distributor inventory imbalances were not anticipated at the time of the filing of the second quarter Form 10-Q, and management indicated that earnings per share for 1994 would likely decline 15% - 20% from the $3.21 per share earned before a restructuring charge in 1993. After considering the impact of these third quarter actions, earnings in the range of $2.00 per share seem attainable, however management's first priority is to strengthen the Company and make progress toward reestablishing a pattern of consistent growth.

    The Company has estimated that, as a result of actions taken to date, excess inventory levels at distributors will have declined to approximately $10 million, primarily for sunglass products. These inventories are expected to be substantially eliminated by the end of 1994.

    Actions taken to implement the 1993 restructuring program are expected to generate pre-tax savings of approximately $16 million in 1994. Further earnings improvements are anticipated in subsequent years as the full benefit of these actions is realized.




                        PART II - OTHER INFORMATION



Item 1. Legal Proceedings.

                (1) In its Form 10-Q for the 1994 second quarter, the Company reported on seven class-action lawsuits against its subsidiary, Dahlberg, Inc., alleging false and misleading statements concerning hearing aid performance. The Company also reported that an Alabama court had conditionally certified a class of all Dahlberg hearing aid purchasers between January 1989 and January 1994, agreeing to reconsider the issue after 90 days. In September, 1994, Dahlberg moved to decertify the class, and that motion remains pending.

                (2) In its Form 10-Q for the 1994 second quarter, the Company reported on four class-action lawsuits challenging the Company's long-standing policy to protect consumers' health by selling contact lenses only to licensed professionals. Since that report, an additional five class-action complaints have been filed, in Alabama, Florida, Mississippi, Tennessee and Texas.

                (3) In its Form 10-Q for the 1994 second quarter, the Company reported on a class-action lawsuit filed in federal court in Alabama claiming that the Company misled consumers by packaging the same contact lens under three different names (Optima, Medalist and SeeQuence II) for three different prices. The Company had moved for transfer to the Western District of New York and for dismissal (i) on the merits and (ii) on the basis of federal pre-emption. These motions were denied on August 11, 1994, and the Company is vigorously defending itself on the merits. On September 12, 1994, the Company also received an inquiry on behalf of the Attorneys General of thirteen states regarding the Company's pricing and labeling practices regarding this product line.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Item 601 Exhibits

                Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

        (b)     Reports on Form 8-K

                A report on Form 8-K dated August 2, 1994 was filed during the third quarter to disclose the Company's $425 million investment in securities of a wholly owned subsidiary of a triple-A rated financial institution.







                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





BAUSCH & LOMB INCORPORATED


Date:   November 4, 1994


By:     (Jay T. Holmes)
        Jay T. Holmes
        Senior Vice President,
        Corporate Affairs and
        Secretary


Date:   November 4, 1994


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

            (11)    Statement Regarding Computation of Per Share
            Earnings (filed herewith).

            (12)    Statement Regarding Computation of Ratio of
            Earnings to Fixed Charges (filed herewith).





                                Exhibit 11

           Statement Regarding Computation of Per Share Earnings


Dollars And Shares In Thousands-
Except Per Share Data
                                NINE MONTHS ENDED
                            September 24, September 25,
                                1994         1993

Net earnings                  $76,405    $135,632


Actual outstanding Common
    and Class B shares at
    beginning of year          59,118      59,444

Average Common shares
    issued for stock
    options and effects of
    assumed exercise of common
    stock equivalents and
    repurchase of Common
    and Class B shares            669        707


Average Common and
    Class B shares
    outstanding                59,787     60,151


Net earnings per Common
    and common share
    equivalent                $  1.28    $  2.25





                                Exhibit 12

   Statement Regarding Computation of Ratio of Earnings to Fixed Charges


Dollar Amounts In Thousands
                             September 24, December 25,
                                 1994         1993
Earnings before provision
    for income taxes
    and minority interest       $139,894   $242,024

Fixed charges                     30,579     35,664

Capitalized interest, net
    of current
    period amortization              195        260

Total earnings as adjusted      $170,668   $277,948


Fixed charges:
    Interest (including
    interest expense
    and capitalized
    interest)                   $ 29,409   $ 34,202

    Portion of rents
    representative
    of the interest factor         1,170      1,462

Total fixed charges             $ 30,579   $ 35,664


Ratio of earnings to
fixed charges                       5.58      7.79 <F01>

<F01>
    Excluding the effect of restructuring charges recorded in the fourth quarter of 1993, the ratio of earnings to fixed charges at December 25, 1993 would have been 9.20.
</F01>







November 4, 1994



Filer Support/EDGAR
U.S. Securities and Exchange Commission
Operations Center
6432 General Greenway
Alexandria, VA  22312 Stop 0-7



RE: Bausch & Lomb Incorporated
    File No. 1-4105



Ladies and Gentlemen:

Enclosed for filing is the Company's Quarterly Report on Form 10-Q for the third quarter ended September 24, 1994 submitted pursuant to Rule 901 (d) of Regulation S-T.

Very truly yours,



Thomas H. McLain, Assistant Controller
Corporate Accounting and Financial Reporting