Form 10-K
BAUSCH & LOMB INC
filed 1995-03-29
CIK 10427

March 27, 1995

Securities and Exchange Commission
450 5th Street N.W.
Washington, D.C.  20549

Re:  Bausch & Lomb Incorporated
     File No. 1-4105

Dear Sirs:

On behalf of Bausch & Lomb Incorporated (the "Company"), the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 is being transmitted electronically to you, in accordance with EDGAR, for filing pursuant to Section 13 of the Securities Exchange Act of 1934.

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

Very truly yours,


/s/ Stephen A. Hellrung

Stephen A. Hellrung
Senior Vice President, Secretary and General Counsel

Paper copies to:
     Securities and Exchange Commission - Charles C. Leber
     Richard Wohlmacher, New York Stock Exchange
     (Via Overnight Courier)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________


FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

_____________________


For the fiscal year ended     Commission file number
    December 31, l994                    1-4105



BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)


        NEW YORK                         16-0345235
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


ONE CHASE SQUARE, ROCHESTER, NEW YORK             14604
(Address of principal executive offices)          (Zip Code)


Registrant's telephone no., including area code:(716) 338-6000





Securities registered pursuant to Section 12(b) of the Act:

                              Name of each exchange on
Title of each class           which registered

Common Stock, $.40 par value  New York Stock Exchange


Securities registered pursuant to
Section 12(g) of the Act:     None


[Cover page 1 of 2 pages]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [ X ] No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value (based on the consolidated tape closing price on February 28, 1995) of the voting stock held by non-affiliates of the registrant was $1,895,542,176. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and corporate officers. Such interpretation is not intended to be, and should not be construed to be, an admission by Bausch & Lomb Incorporated or such directors or corporate officers that such directors and corporate officers are "affiliates" of Bausch & Lomb Incorporated, as that term is defined under the Securities Act of 1933.

     The number of shares of common stock of the registrant, outstanding as of February 28, 1995 was 58,176,939, consisting of 57,352,292 shares of Common Stock and 824,647 shares of Class B Stock, which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.


DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II      The Bausch & Lomb 1994 Annual Report to
Shareholders for fiscal year ended December 31, 1994 ("Annual Report"). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as a part of this Report on Form 10-K.

Part III       Bausch & Lomb Incorporated Proxy Statement, dated
March 23, 1995 ("Proxy Statement"). With the exception of the pages of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.

[Cover page 2 of 2 pages]

TABLE OF CONTENTS

PART I                                                  PAGE

Item  1.    Business ................................   1

Item  2.    Properties ..............................   5

Item  3.    Legal Proceedings .......................   7

Item  4.    Submission of Matters to a Vote
            of Shareholders .........................   9

PART II

Item  5.    Market for Bausch & Lomb Incorporated's
            Common Stock and Related Shareholder
            Matters .................................   9

Item  6.    Selected Financial Data .................   9

Item  7.    Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations................   9

Item  8.    Financial Statements and
            Supplementary Data ......................   9

Item  9.    Changes in and Disagreements
            with Accountants on Accounting
            and Financial Disclosure ................   9

PART III

Item 10.    Directors and Executive Officers
            of Bausch & Lomb Incorporated............  10

Item 11.    Executive Compensation ..................  13

Item 12.    Security Ownership of Certain
            Beneficial Owners and Management ........  13

Item 13.    Certain Relationships and
            Related Transactions ....................  13

PART IV

Item 14.    Exhibits, Financial Statement
            Schedules, and Reports on Form 8-K ....    13

Signatures .........................................    15
Schedules ..........................................   S-1
Exhibit Index ......................................   E-1
Exhibits............ (Attached to this Report on Form 10-K)

PART I

ITEM 1.  BUSINESS


(a)  GENERAL DEVELOPMENT OF BUSINESS

     Bausch & Lomb Incorporated is a world leader in the development, manufacture and marketing of products and services for the healthcare and optics fields.

     Bausch & Lomb was incorporated in the State of New York in 1908 to carry on a business which was established in 1853. Its principal executive offices are located in Rochester, New York. Unless the context indicates otherwise, the terms "Bausch & Lomb" and "Company" as used herein refer to Bausch & Lomb Incorporated and its consolidated subsidiaries. Highlights of the general development of the business of Bausch & Lomb during 1994 are discussed below.

     The Company faced a challenging year in 1994 as it addressed the impact of high distributor inventories in its sunglass and contact lens business and the costs of associated remedial measures. Sales declined to $1,850.6 million, 1% below the 1993 amount of $1,872.2 million. Earnings fell to $13.5 million, or $.23 per share, a 91% decrease from the 1993 amounts of $156.5 million and $2.60 per share. This 91% decrease also includes the effect of a $75 million goodwill impairment charge related to the 1988 acquisition of Dental Research Corporation, which is described below.

     In January 1994, the Company acquired the Revo line of high performance sunglasses. Revo sunglasses compete in the upper end of the premium price category of the U.S. market where sunglasses retail for $150 and above.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Information concerning sales, business segment earnings and identifiable assets attributable to each of Bausch & Lomb's reportable industry segments is set forth on pages 25-29 and 44-46 of the Annual Report and which are incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     Bausch & Lomb's operations have been classified into two industry segments: Healthcare and Optics. Below is a description of each segment and information to the extent that it is material to an understanding of the Company's business taken as a whole. In addition, pages 6-20 of the Annual Report are incorporated herein by reference.


Healthcare

     The Healthcare segment includes personal health, medical and biomedical products. In the personal health sector, major lines include solutions used for the care of contact lenses and for the relief of eye irritation, contact lens accessories, Clear Choice mouthwash, certain over-the-counter pharmaceutical products, Interplak power toothbrushes and other oral care products and Curel and Soft Sense skin care products. Medical products include contact lenses and lens materials, prescription drugs, the Miracle-Ear line of hearing aids and Steri-Oss dental implants. Biomedical products include purpose-bred laboratory animals for biomedical research, products derived from specific pathogen-free eggs and a variety of other biotechnical and professional services provided to the scientific research community.

     The Company markets its personal health products in the U.S. to practitioners through its own sales force and through drug stores, food stores and mass merchandisers. Personal health products are also marketed through an extensive international marketing organization. Distribution in many other countries is accomplished through distributors or dealers. Medical products are marketed through the Company's sales force and distributors to eye care and dental care practitioners, independent optical laboratories and hospitals. Hearing aids are distributed through the Miracle-Ear franchise system. Sales to pharmacies are handled by drug wholesalers, while marketing of medical products outside the U.S. is accomplished through the Company's extensive international marketing organization. In some countries, distribution is handled through dealers or distributors. Biomedical products are sold primarily through the Company's sales force worldwide.

     In December 1994, the Company recognized a goodwill impairment charge of $75 million, with no associated tax benefit, related to the 1988 acquisition of Dental Research Corporation.
This charge is described in greater detail on page 22 of the Annual Report, which is incorporated herein by reference.


Optics

     The principal products of the Company's Optics segment include sunglasses, binoculars, riflescopes, telescopes and optical thin film services and products.

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

     In January 1995, the Company announced that it had signed a letter of intent to sell its Sports Optics Division, which designs, supplies and distributes binoculars, telescopes and riflescopes. The transaction is anticipated to close in the first half of 1995.


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

     In the healthcare segment, Bausch & Lomb has developed significant consumer, eye care professional and dental care professional recognition of products sold under the Bausch & Lomb, Sensitive Eyes, ReNu, Boston, SeeQuence, Medalist, The Boston Lens, Optima, Soflens, Charles River, VAF/Plus and Interplak trademarks. Bausch & Lomb, Ray-Ban, Revo and Wayfarer are trademarks receiving substantial consumer recognition in the optics segment.


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


Research and Development

     Research and development constitutes an important part of Bausch & Lomb's activities. In 1994, the Company's research and development expenditures totaled $60 million, as compared to $58 million in 1993 and $53 million in 1992.


Environment

     Although Bausch & Lomb is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 1994 and are not anticipated to be material in 1995 or 1996.


Number of Employees

     Bausch & Lomb employed approximately 14,400 persons as of December 31, 1994.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
AND EXPORT SALES

     Information as to sales, operating earnings and identifiable assets attributable to each of Bausch & Lomb's geographic regions, and the amount of export sales in the aggregate, is set forth on page 45 of the Annual Report and is incorporated herein by reference.


ITEM 2.  PROPERTIES

     The principal manufacturing, distribution and production facilities and other important physical properties of Bausch & Lomb at March 1, 1995 are listed hereafter and grouped under the principal industry segment to which they relate. Certain properties relate to more than one industry segment. Except where otherwise indicated by footnote, all properties shown are held in fee and are not subject to major encumbrances.

HEALTHCARE

Manufacturing Plants          Distribution Centers

     Yorba Linda, CA (2)           Yorba Linda, CA (2)
     Sarasota, FL (1)              Preston, CT (2)
     Tampa, FL                     Tampa, FL
     Wilmington, MA (2)            Tucker, GA (2)
     Golden Valley, MN (1)         Wilmington, MA (2)
     Rochester, NY (1),(2)         Golden Valley, MN (1)
       (Optics Center)             Reinholds, PA (2)
     Greenville, SC                Greenville, SC (2)
     North Ryde, Australia (2)     Lynchburg, VA (2)
     Porto Alegre, Brazil
     Rio de Janeiro, Brazil
     Kitchener, Canada (2)
     Beijing, China (2)
     Berlin, Germany
     Bhiwadi, India
     Waterford, Ireland (2)
     Milan, Italy
     Umsong-Gun (Seoul), Korea
     Barcelona, Spain
     Madrid, Spain
     Hastings, United Kingdom


Production Facilities

Hollister, CA (2)             Brussels, Belgium
Lebanon, CT                   St. Constant, Canada
Preston, CT                   Henfield, England
Storrs, CT                    Margate, England
Summerland Key, FL (2)        Lyons, France
Colbert, GA (2)               St. Aubin-les-Elbeuf, France
Roanoke, IL (2)               Extertal, Germany
Windham, ME                   Kisslegg, Germany
Southbridge, MA (2)           Sulzfeld, Germany
West Brookfield, MA (2)       Calco, Italy
Wilmington, MA                Atsugi, Japan
Portage, MI                   Hino, Japan
O'Fallon, MO                  Tskuba, Japan (2)
Raleigh, NC                   Someren, Netherlands
Omaha, NE                     Barcelona, Spain (2)
Pittsfield, NH                Sta. Perpetua de Mogoda, Spain
Newfield (Lakeview), NJ
Stone Ridge (Kingston), NY
Charleston, SC (2)
Oregon, WI


OPTICS

Manufacturing Plants          Distribution Centers

Mountain View, CA (2)         Mountain View, CA (2)
Oakland, MD                   Overland Park, KS (2)
Rochester, NY (1),(2)         Rochester, NY (1),(2)
 (Optics Center)                (Optics Center)
Rochester, NY                 San Antonio, TX
 (Frame Center)               Richmond Hill, Ontario.
San Antonio, TX                 Canada (2)
North Ryde, Australia (2)
Rio de Janeiro, Brazil (2)
Guanzhou, China
New Territories, Hong Kong (2)
Bhiwadi, India
Waterford, Ireland (2)
Nuevo Laredo, Mexico (2)


CORPORATE FACILITIES

     Rochester, NY
       One Bausch & Lomb Place (2),(3)
       One Chase Square (23rd, 24th, 25th Floors) (2)
       Euclid Street (2)
       42 East Avenue (2)
       Optics Center (1),(2)
       1295 Scottsville Road (2)

[FN]
<F1> This facility is financed under a tax-exempt financing
agreement.
<F2> This facility is leased.
<F3> This facility is under construction.
[/FN]

     Bausch & Lomb considers that its facilities are suitable and adequate for the operations involved. All facilities are being productively utilized.


ITEM 3.  LEGAL PROCEEDINGS

1. In June 1990, the Company was served with six "toxic tort" suits filed against it and approximately eighty other defendants in the 21st Judicial Court of Louisiana. These suits, which have been certified as a class action, allege claims for personal injury, property damage and "fear of cancer" from waste allegedly generated by the Company and others and transported to an oil reclamation site in Louisiana. Each suit alleges joint and several liability and claims actual and exemplary damages exceeding 10% of the current assets of the Company on a consolidated basis. The Company believes that if its waste is or was present at the site, such waste would have amounted to approximately 0.1% of the site's total waste, and that its share of liability, if any, would be di minimis relative to other defendants' potential liability and that it is not material to the financial condition of the Company. On January 25, 1993, the Company and ten other defendants were dismissed from the action without prejudice by a motion of the plaintiffs. It is probable that either the plaintiffs or one or more of the defendants will seek to bring the Company back into the proceedings.

2. In 1994, the Circuit Court, Barbour County, Alabama, certified a nationwide class of purchasers of Miracle-Ear hearing aids manufactured and sold by the Company's Dahlberg, Inc. subsidiary between January 1989 and January 1994. The plaintiffs allege that Dahlberg induced them and others similarly situated to purchase hearing aids through allegedly false and misleading statements concerning the performance capabilities of the Clarifier circuitry. Plaintiffs claim fraud, negligence, and violation of federal and state statutes and are seeking compensatory and punitive damages in an unstated amount. A second action, based on similar allegations, has also been brought in Minnesota. However, the Minnesota court certified a much narrower class consisting only of Clarifier purchasers based on the Minnesota Consumer Fraud Act.

3. In June 1994, the Florida Attorney General, acting on behalf of disposable contact lens consumers in the State of Florida, filed an antitrust action against the Company and others in the United States District Court for the Middle District of Florida. The complaint challenges the Company's long-standing policy to protect consumers' health by selling contact lenses only to licensed professionals. Plaintiffs allege that the policy was adopted in the conspiracy with others to eliminate alternative channels of trade from the disposable lens market. The Florida Attorney General seeks treble damages on behalf of all purchasers of contact lenses, whether from the Company or others, a $1 million penalty and injunctive relief. A number of consumer class actions have been consolidated in the Middle District of Florida and actions have been filed in California and Alabama State courts. The complaints seek identical relief on behalf of consumers outside the State of Florida. The Company defends its policy in the interest of safeguarding consumers' health.

4. On June 3, 1994, the Company announced that actions to normalize high levels of inventories at distributors would cause sales and earnings for the second quarter and remainder of 1994 to be below the level of the same periods in 1993 and that results for the year would be less than originally planned. Several class action suits were filed in the United States District Court, New York and consolidated in the Western District, against Bausch & Lomb and one of its officers alleging the Company artificially inflated the value of its stock by making false and misleading statements about expected financial results. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's stock. The Company is vigorously defending these claims.

5. On January 31, 1995, a proposed class action suit was filed in the United States District Court for the Western District of New York against Bausch & Lomb and several of its officers. The suit alleges that the Company failed to fully disclose the impact of the efforts to normalize distributor inventories on the Company's 1994 financial results, thus misleading the shareholders who purchased shares between June 4, 1994 and January 25, 1995. The plaintiff seeks unspecified monetary damages based upon the decreased market value of the Company's stock. The Company is vigorously defending these claims.

6. On December 28, 1994, the Company received a request from the Securities and Exchange Commission ("SEC") for information apparently prompted by accounting issues arising out of an unsuccessful 1993 marketing program initiated by the Contact Lens Division, which was designed to transfer management of a portion of the U.S. traditional lens business to optical distributors. The Company is cooperating fully with the SEC in the inquiry but there can be no assurance regarding its outcome.

7. In November 1994, the United States District Court for the Northern District of Alabama certified a nationwide class of purchasers of Optima FW and Medalist lenses between January 1, 1991 and November 1, 1994 to pursue claims related to the Company's marketing and sale of Optima FW, Medalist and SeeQuence 2 contact lens systems. Plaintiffs allege that the Company misled consumers by packaging the same lens under three different names for three different prices. Plaintiffs seek compensatory and punitive damages in an unspecified amount. The case may proceed to trial in late 1995. The Company is vigorously defending the marketing of these lens systems.

8. On February 16, 1995, a proposed class action suit was filed in the United States District Court for the Southern District of California. The suit alleges that the Company misled consumers in its marketing and sale of Sensitive Eyes Saline Solution and rewetting drops and Boston rewetting drops and conditioning solution. Plaintiffs seek injunctive relief, and compensatory and punitive damages in an unspecified amount. The Company is vigorously defending this action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
OF SHAREHOLDERS

     Inapplicable.

PART II


ITEM 5.  MARKET FOR BAUSCH & LOMB INCORPORATED'S COMMON
STOCK AND RELATED SHAREHOLDER MATTERS

     The sections entitled "Dividends" and "Quarterly Stock
Prices" and table entitled "Selected Financial Data" on pages 37, 38 and 62-63, respectively, of the Annual Report are incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     The table entitled "Selected Financial Data" on pages 62-63 of the Annual Report is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Financial Review" on pages 22-37 of the Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, including the notes thereto, together with the sections entitled "Report of Independent
Accountants" and "Quarterly Results" of the Annual Report included on pages 39-60, 61 and 38, respectively, are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
BAUSCH & LOMB INCORPORATED

     Information with respect to non-officer directors is included in the Proxy Statement on pages 3-7, and such information is incorporated herein by reference. Set forth below are the names, ages (as of March 1, 1995), positions and offices held by, and a brief account of the business experience during the past five years of, each executive officer.


Name and Age             Position

Daniel E. Gill (58)      Chairman since 1982, Chief Executive
Officer since 1981 and Director since l978.

Henry L. Foster (69)     Senior Vice President since 1988, and
Chairman of the Board since 1947 of Charles River Laboratories, Inc., a subsidiary of the Company; President and Chief Executive Officer, Charles River Laboratories, Inc. (1947-1991); Vice President (1986-1988).

James C. Foster (44)     Senior Vice President since December
1994 and President and Chief Executive Officer of Charles River Laboratories, Inc., a subsidiary of the Company since 1991; Vice President (1991-1994); Executive Vice President, Charles River Laboratories, Inc. (1989-1991).

Jay T. Holmes (52)       Executive Vice President since March 1995 and
Chief Administrative Officer since December 1994; Senior Vice
President (1983-March 1995); Corporate Affairs (1983-1994);
Secretary (1981-1994); Director since 1986.

Harold O. Johnson (60)   Senior Vice President since l985 and
President, Contact Lens Division (l987-September 1994);
President, International Operations (1985-1987).

James E. Kanaley (53)    Senior Vice President since 1985 and
President, Personal Products Division; Global Business Manager,
Lens Care Products since December 1994; President, Personal
Products Division (1987-1994).

Alex Kumar (47)          Senior Vice President, International
Operations since December 1994; Vice President (1989-1994);
President, Europe, Middle East and Africa Division (1989-1994).

Stephen C. McCluski (42) Senior Vice President, Finance since
February 1995; Vice President and Controller (1994); President,
Outlook Eyewear Company (1992-February 1994); Vice President,
Controller, Eyewear Division (1989-1992).

Robert J. Palmisano (50) Senior Vice President since 1992 and
President, Eyewear Division since 1988; Vice President (1984-
1992); President, Sports Optics and Scientific Products Group
(1986-1988).

Thomas M. Riedhammer (46) Senior Vice President, Worldwide Pharmaceutical, Surgical, and Hearing Care Products since December 1994; Vice President (1993-1994); President, Worldwide Pharmaceuticals (1994); President, Pharmaceutical Division (1992-
1993); Vice President, Research and Development, Pharmaceutical Division (1991-1992); Vice President, Paco Pharmaceutical Services, Inc., and President, Paco Research Corporation (1986-
1991).

Carl E. Sassano (45)     Senior Vice President since 1992 and
President, Contact Lens Division since September 1994; Global Business Manager, Contact Lens Products since December 1994; Vice President (1986-1992); President, Polymer Technology Corporation, a subsidiary of the Company (1983-1992).

Omar Casal (45)          Vice President since 1992 and President,
Latin America Division since December 1994; President, Western
Hemisphere Division (1992-1994); General Manager, Bausch & Lomb
IOM S.p.A. (1989-1992).

Dwain L. Hahs (42)       Vice President and President, Europe,
Middle East and Africa Division since December 1994; President, Europe, Middle East and Africa Division (1994); Vice President, Field Operations, Europe, Middle East and African Division (1992-
1994); Vice President, Marketing, International Division (1989-
1992); President, Bausch & Lomb Canada, Inc. (1986-1989).

Diane C. Harris (52)     Vice President, Corporate Development
since 1981.

Stephen A. Hellrung (47) Senior Vice President since March 1995;
Secretary since December 1994; Vice President and General Counsel
(1985-1994).

James T. Horn (52)       Vice President and President, Asia
Pacific Division since December 1994; President, Outlook Eyewear and Senior Vice President, Operations, Eyewear Division (1994); Vice President, Manufacturing, Eyewear Division (1992-1994); Vice President, Manufacturing, Xerox Corporation (1989-1992); Vice President, Quality Development, Manufacturing, Xerox Corporation (1988-1989).

Franklin T. Jepson (47)  Vice President, Communications and
Investor Relations since 1986.

Barbara M. Kelley (48)   Vice President, Public Affairs since
1993; Staff Vice President, Public Affairs (1991-1993); Director,
Public Affairs (1986-1991).

Jurij Z. Kushner (44)    Vice President and Controller since
February 1995; Vice President, Operations, Personal Products Division (1994-1995); Vice President and Controller, Personal Products Division (1992-1994); Staff Vice President, Financial Planning and Analysis (1986-1992).

B. Joseph Messner (42)   Vice President since 1989 and President,
Sports Optics Division since 1988; Vice President Operations,
Sports Optics Division (1987-1988); Vice President and
Controller, Sunglass Division (1984-1987).

James F. Milton (47)     Vice President and President, Japan
since December 1994; President, B.L.J. Company Ltd. (1994); President, Thin Film Technology Division (1992-1994); General Manager, Bausch & Lomb Canada (1989-1992); Area Director, Europe (1987-1989).

Alan H. Resnick (51)     Vice President and Treasurer since 1986.

Robert F. Thompson (41) Vice President since December 1993 and President Polymer Technology Corporation, a subsidiary of the Company since 1992; Vice President, U.S. Business Operations, Polymer Technology Corporation (1991-1992); Vice President, Marketing, Polymer Technology Corporation (1988-1991).

James J. Ward (57)       Vice President, Audit Services since
February 1993; Vice President (1984-1993); Controller (1985-
1993).

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


ITEM 11.  EXECUTIVE COMPENSATION

     The portions of the "Executive Compensation" section entitled "Compensation Tables" and "Defined Benefit Retirement Plans", the second through fourth paragraphs of the section entitled "Board of Directors", and the second paragraph of the section entitled "Related Transactions and Employment Contracts" included in the Proxy Statement on pages 15-19, 1-2, 19, respectively, are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Security Ownership of Certain
Beneficial Owners and Management" in the Proxy Statement on pages
8-9 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

     The first paragraph of the section entitled "Related
Transactions and Employment Contracts" on page 19 of the Proxy
Statement are incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

     The following documents or the portions thereof indicated are filed as a part of this report.

(a)  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS.

1.  Data incorporated by reference in           Page in
    Item 8 from the Annual Report            Annual Report

    Report of Independent Accountants             61

    Balance Sheet at December 31, 1994
      and December 25, 1993                       40

    For the years ended December 31, 1994,
      December 25, 1993 and December 26, 1992:

          Statement of Earnings                   39

          Statement of Cash Flows                 41

    Notes to Financial Statements                 42-60

2.  Filed herewith

    Report of Independent Accountants
      on Financial Statement Schedules       Exhibit (24)

    For the years ended December 25, 1993,
      December 26, 1992 and December 28,
      1991:

    SCHEDULE II- Valuation and Qualifying       Page S-1
       Accounts

     All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)  REPORTS ON FORM 8-K

     A report on Form 8-K was filed during the last quarter of 1994 to disclose the release of the Company's third quarter earnings, which varied materially from prior Company projections of same.

(c)  ITEM 601 EXHIBITS

     Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference. Each of Exhibits (10)-a through (10)-w is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               BAUSCH & LOMB INCORPORATED

Date:  March 27, 1995    By:/s/ Daniel E. Gill
                         Daniel E. Gill
                         Chairman and
                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Principal Executive Officer

Date:  March 27, 1995    By:/s/Daniel E. Gill
                         Daniel E. Gill
                         Chairman,
                         Chief Executive Officer
                         and Director

               Principal Financial Officer

Date:  March 27, 1995    By:/s/ Stephen C. McCluski
                         Stephen C. McCluski
                         Senior Vice President,
                         Finance

               Controller

Date:  March 27, 1995    By:/s/ Jurij Z. Kushner
                         Jurij Z. Kushner,
                         Vice President and Controller

                   Directors
                 Franklin E. Agnew
                 William Balderston III
                 Bradford R. Boss
                 Daniel E. Gill
                 Jay T. Holmes
                 Ruth R. McMullin
                 John R. Purcell
                 Linda Johnson Rice
                 Robert L. Tarnow
                 Alvin W. Trivelpiece
                 William H. Waltrip
                 Kenneth L. Wolfe

Date:  March 27, 1995    By:/s/Jay T. Holmes
                         Jay T. Holmes
                         Attorney-in-Fact and
                         Director


Bausch & Lomb Incorporated

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Reserves for
Doubtful Accounts
(Dollar amounts    December 31,   December 25,   December 26,
in thousands          1994           1993           1992
_____________________________________________________________


Balance at        $  16,053      $  11,834      $   8,907
beginning of year

Activity for year:

Provision charged     5,707          6,520          3,919
to income

Additions resulting   1,769          1,224          1,458
from acqusition
activity

Accounts written     (7,696)        (4,418)        (3,822)
off

Recoveries on           997            893          1,372
accounts previ-
ously written
off

Balance at end    $  16,830      $  16,053      $  11,834
of year


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

     (4)-d Form of Indenture, dated as of September 1, 1991, between the Company and Citibank, N.A., as Trustee, with respect to the Company's Medium-Term Notes (filed as Exhibit 4-
(a) to the Company's Registration Statement on Form S-3, File No. 33-42858, and incorporated herein by reference).

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

     (10)-a Change of Control Employment Agreement with certain executive officers of the Company (filed as Exhibit (10)- a to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4105, and incorporated herein by reference).

     (10)-b         The Bausch & Lomb Incorporated Executive
Incentive Compensation Plan (filed herewith).

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

     (10)-h         The Bausch & Lomb Incorporated Management
Executive Incentive Plan (filed herewith).

     (10)-i         The Bausch & Lomb Supplemental Management
Executive Incentive Plan (filed herewith).

     (10)-j         The Bausch & Lomb Incorporated Long Term
Performance Stock Plan I (filed herewith).

     (10)-k         Bausch & Lomb Incorporated Long Term
Performance Stock Plan II, as amended (filed as Exhibit (10)-i to the Company's Annual Report on Form 10-K for fiscal year ended
December 25, 1993, File No. 1-4105 and incorporated herein by reference).

     (10)-l         The 1982 Stock Incentive Plan of Bausch &
Lomb Incorporated (filed as Exhibit III-F to the Company's Annual
Report on Form 10-K for the fiscal year ended December 26, 1982, File No. 1-4105, and incorporated herein by reference).

     (10)-m         Amendment to the 1982 Stock Incentive Plan of
Bausch & Lomb Incorporated (filed as Exhibit (10)-l to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1988, File No. 1-4105, and incorporated herein by reference).

     (10)-n         Amendment to the 1982 Stock Incentive Plan of
Bausch & Lomb Incorporated (filed as Exhibit (10)-k to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 29, 1990, File No. 1-4105, and incorporated herein by reference).

     (10)-o         The 1987 Stock Incentive Plan of Bausch &
Lomb Incorporated (filed as Exhibit I.B to the Company's
Registration Statement on Form S-8, File No. 33-15439, and incorporated herein by reference).

     (10)-p         Amendment to the 1987 Stock Incentive Plan of
Bausch & Lomb Incorporated (filed as Exhibit (10)-n to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1988, File No. 1-4105, and incorporated herein by reference).

     (10)-q         Amendment to the 1987 Stock Incentive Plan of
Bausch & Lomb Incorporated (filed as Exhibit (10)-n to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 29, 1990, File No. 1-4105, and incorporated herein by reference).

     (10)-r The 1990 Stock Incentive Plan of Bausch & Lomb Incorporated, as amended (filed as Exhibit (10)-o to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4105, and incorporated herein by reference).

     (10)-s The Bausch & Lomb Incorporated Director Deferred Compensation Plan, as restated (filed as Exhibit (10)-p to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105, and incorporated herein by reference).

     (10)-t The Bausch & Lomb Incorporated Executive Deferred Compensation Plan, as restated (filed as Exhibit (10)-q to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105, and incorporated herein by reference).

     (10)-u The Bausch & Lomb Incorporated Executive Benefit Plan, as amended (filed as Exhibit (10)-t to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4105, and incorporated herein by reference).

     (10)-v         The Bausch & Lomb Incorporated Executive
Security Program (filed as Exhibit (10)-s to the Company's Annual
Report on Form 10-K for the fiscal year ended December 30, 1989, File No. 1-4105, and incorporated herein by reference).

     (10)-w         The Bausch & Lomb Retirement Benefit
Restoration Plan (filed as Exhibit (10)-t to the company's Annual
Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105, and incorporated herein by reference).

     (11)           Statement Regarding Computation of Per Share
Earnings (filed herewith).

     (12)           Statement Regarding Computation of Ratio of
Earnings to Fixed Charges (filed herewith).

     (13) The Bausch & Lomb 1994 Annual Report to Shareholders for the fiscal year ended December 31, 1994 (filed herewith). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as a part of this Report on Form 10-K.

     (22)           Subsidiaries (filed herewith).

     (24)           Report of Independent Accountants on
Financial Statement Schedules and Consent of Independent
Accountants (filed herewith).

      (25)                             Power of attorney with
respect to the signatures of directors in this Report on Form 10-
K (filed herewith).

      (27)                             Financial Data Schedule
(filed herewith).

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


2.0   ELIGIBILITY

Those members of the executive management group whose duties and responsibilities contribute significantly to the growth and success of the Company's business are eligible. This generally includes all positions in the mid-management/technical band and above, in Rochester based divisions or functions. The plan may be adopted by non-Rochester based divisions.

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

            3.2 An approved incentive award is the incentive which has been approved by the Chairman of the Board of directors and the Committee On Management of the Board to be paid by the company to the participant.

               Actual incentive award amounts, based upon
            individual and organizational performance, can vary from 0% for unacceptable performance, or for approved incentive awards from a minimum of 25% to a maximum of 175% of standard. In any event, an award cannot exceed the maximum.


4.0   MEASURES OF PERFORMANCE

Each organizational unit and eligible participant will set performance measures. These will be applied for incentive plan purposes as follows:

                                   Global
                      Corporation  Business  Unit  Individual


Global Business       20%          20%       60%
  Managers
Other Staff Officers  50%                          50%
  and Corporate
  Staff Participants
Division Presidents   25%                    75%
Division Participants                        50%   50%


            4.1                        The "Organizational
            Performance Management System" (OPMS) has been established to evaluate corporate, division, and profit center performance for Executive Incentive Compensation Plan purposes.

               The OPMS is based upon four specific
            organizational objectives, each with a weight of 25%. These objectives are to be agreed upon at the beginning of the plan year. They must include the following measurable financial categories: sales, operating earnings, asset management, and annual contribution to long term vitality of the operating unit. For the three financial goals performance levels for 5, 4, 3, 2, and 1 ratings are to be defined at the beginning of the plan year for each goal. The fourth goal will be assessed at year end by the CEO. In addition, each operating unit must define quality/customer satisfaction objectives for the year. Achievement of these objectives may be used to modify calculated results up to +10%.

               In general, it is expected that the calculated
            organizational results will determine the performance rating for the unit. However, after calculation of year end OPMS results, the CEO may make a modification of +20% including the +10% for Quality to the calculated rating, if performance is not accurately reflected in performance measures (i.e., due to general economic, industry change, corporate strategy change, natural disaster). Adjustments must be made in 5% increments.

            4.2 The Individual Performance Management System" (IPMS) for use with the Executive Incentive Plan will consist of five or fewer specific individual objectives. These objectives are to be agreed upon at the beginning of the Plan year. They must be measurable and generally within the participant's control. Further, there will be a pre-determined weighting among the objectives reflecting the priority of these objectives. Individual performance will be determined by the participants' supervisor and approved by the Division/Group Presidents or appropriate corporate staff function head.

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

                                       C.    There is no
               organizational award granted if final overall rating is below 2.0.

      3)    For the individual component;

                                       A.    The final rating is
               converted to a percentage factor (see Attachment
               III conversion table).

                                       B.    The factor is
               multiplied by the standard individual bonus.

                                       C.    There is no
               individual award granted if final overall rating is below 2.0.

            4) To calculate the total bonus, the components are added.


The Division Presidents will submit their recommendations for individual incentive awards to their immediate superiors In all instances the recommendations for the Corporate awards will be submitted to the Chief Executive Officer for concurrence.

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




                              BAUSCH & LOMB INCORPORATED

                              BY: /s/ James P. Greenawalt
                              JAMES P. GREENAWALT
                              CORPORATE VICE PRESIDENT
                              HUMAN RESOURCES

AGREED to this 19th day
of December, 1994.

EXHIBIT (10)-h

THE BAUSCH & LOMB INCORPORATED MANAGEMENT EXECUTIVE INCENTIVE
PLAN

1.0  INTRODUCTION

The Management Executive Incentive Plan is established to provide incentive compensation in the form of a supplement to the base salaries of the officers who comprise the Management Executive Committee; to attract and to retain, in the employ of the Company, individuals of outstanding ability; and to align the interests of those who hold positions of major responsibility in the Company with the interests of the Company's shareholders.


2.0   ELIGIBILITY

The Chairman and Chief Executive Officer, President and Chief Operating Officer, Senior Vice President Corporate Affairs and Secretary, and Senior Vice President Finance are eligible to participate in The Management Executive Incentive Plan. The participant must be on the payroll in an eligible position before July 1 of the plan year, to be eligible for an award. Participants in this Plan are not eligible to participate in the Executive Incentive Compensation Plan.


3.0   DEFINITIONS

            3.1 A standard incentive award has been established for each salary grade or job band for participants in this Plan and is expressed as a percentage of period salary (i.e., eligible base salary earnings for the year). The standard percentages are:

               Chairman and Chief Executive    65
                 Officer
               President and Chief Operating   55
                 Officer
               Senior Vice President           50
                 Corporate Affairs and
                 Secretary
               Senior Vice President Finance   50

            3.2 An approved incentive award is the incentive award which has been approved by the Committee On Management of the Board of Directors (the "Committee on Management") to be paid by the Company to the participant.

               Actual incentive award amounts, based upon
            organizational performance, can vary from 0% for unacceptable performance to a range from a minimum of 50% to a maximum of 175% of standard for acceptable performance. In any event, an award cannot exceed the maximum.


4.0   MEASURES OF PERFORMANCE

The Committee on Management will set performance measures to be applied for incentive plan purposes. These performance measures will determine 100% of the bonus calculation for participants in this Plan.

            4.1                        The "Organizational
            Performance Management System" (OPMS) has been established to evaluate performance for the Management Executive Incentive Plan.

               The OPMS is based upon specific organizational
            objectives, which are established prior to the beginning of each year by the Committee on Management. These objectives include the following:

               Performance Measures    Weightings


               Sales growth               30%
               EPS growth                 30%
               ROE                        30%
               Aggregate weighted         10%
               customer service ratings
               from each of the operating
               divisions


               Performance levels for 5, 4, 3, 2, and 1 ratings
            are defined by the Committee on Management prior to the beginning of the plan year for each goal.


5.0   DEFINITION OF PERFORMANCE

The following "definitions of performance" are to be utilized for the Plan:


          PERFORMANCE
          DESIGNATION         DEFINITION

          5 (maximum)         Extraordinary performance
                              where the objective was
                              exceeded by a wide margin.
          4 (high standard)   Excellent performance where
                              the objective was exceeded.
          3 (standard)        Successful performance where
                              the objective was well met.
          2 (low standard)    Performance feel short of
                              goal.
          1 (minimum)         Performance was well below
                              expectations.


6.0   PROCEDURE FOR BONUS CALCULATION AND APPROVAL

Each participant's total bonus will be calculated as follows:

            1) The standard award is calculated by multiplying the participant's period salary by the standard percentage set forth in Section 3.1.

            2) The final organizational rating is determined by weighting the performance ratings determined under
            Section 5 in accordance with the percentages in
            Section 4.1; adding the four weighted ratings; and converting the total performance ratings to a percentage factor pursuant to Attachment I, conversion table.

            3) The percentage factor is then multiplied times the standard bonus.

            4) There is no award granted if final organizational rating is below 2.0.


7.0   REMOVAL, TRANSFERS AND TERMINATIONS

Participants whose employment with the Company is terminated because of retirement, death, or disability:

            - After the close of the plan year, but prior to the actual distribution of awards for such year, may be awarded a full incentive award earned for the plan year. In the case of death, such payment will be made to a beneficiary.
            - After the beginning, but prior to the end of the plan year, may receive an incentive award for that year based on a prorated calculation reflecting their employment with the Company within the year and the award earned. Awards will not be paid for any period less than six months participation in the plan year.

Participants who leave the company for reasons other than retirement, death, disability, change in control, or are terminated prior to the actual payment of award will forfeit the award for that plan year.

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


8.0   ADMINISTRATION OF THE PLAN

The Committee On Management reserves the right to interpret, amend, modify or terminate the existing program in accordance with changing conditions, but only to the extent authorized or permitted by law. The Committee On Management is responsible for overall administration of the Plan. It will determine who will receive incentives and the amount of each incentive. It may also review the standards and objectives for a particular year. The Committee On Management may change or terminate the Plan at any time and no person has any rights with respect to an incentive award until it has been paid. Notwithstanding the foregoing, the Committee on Management shall not exercise any discretionary authority granted to it pursuant to this Section in a way which would cause the Company to lose the benefit of the performance based exemption from the $1 million cap on individual compensation deductions for publicly traded corporations set forth in IRC Section 162 (m).

No participant eligible to receive any payments shall have any rights to pledge, assign, or otherwise dispose of unpaid portion of such payments.


9.0   INCENTIVE AWARD DISTRIBUTION

Incentive awards, when payable, shall be paid in the latter part of the month of February following the close of the preceding fiscal year.

Participants may also elect to defer all or part of an incentive award in accordance with the procedure set forth in the Company's
Deferred Compensation Plan.



                              BAUSCH & LOMB INCORPORATED
                                   BY:  /s/ James P. Greenawalt
                                   JAMES P. GREENAWALT
                                   CORPORATE VICE PRESIDENT
                                   HUMAN RESOURCES


     AGREED to this 28th day
     of February, 1994.

EXHIBIT (10)-i

THE BAUSCH & LOMB INCORPORATED SUPPLEMENTAL MANAGEMENT EXECUTIVE
INCENTIVE PLAN

1.0   INTRODUCTION

The Supplemental Management Executive Incentive Plan is designed to advance the interests of Bausch & Lomb and its shareholders by
(i) providing incentives for those key executives who have overall responsibility for the performance of the company; (ii) reinforcing corporate financial goals; (iii) providing competitive levels of compensation for key executives; and (iv) aligning management and shareholder interests.

The Plan is established to allow the Committee on Management of the Board of Directors (the "Committee"), in its discretion, to make an incentive award in addition to that calculated in The Management Executive Incentive Plan (MEIP) or the Long Term Performance Stock Plan (LTPSP), if the executive's or company's performance exceeds the performance measured by MEIP and LTPSP.


2.0   ELIGIBILITY

Senior officers with overall responsibility for the long term performance of the Company are eligible to participate in The Supplemental Management Executive Incentive Plan. The Committee will designate the executives to participate in the Plan. The participant must be on the payroll in an eligible position before July 1 of the plan year, to be eligible for an award.


3.0   SUPPLEMENTAL AWARDS

The Committee will make an award under this Plan if it determines that such an award is in the interests of Bausch & Lomb and its shareholders given the criteria set forth in Section 1.0 above. Awards under this Plan may be made in cash or Bausch & Lomb Class B Stock granted pursuant to the 1990 Stock Incentive Plan or any successor plan.


4.0   ADMINISTRATION OF THE PLAN

The Committee reserves the right to interpret, amend, modify or terminate the existing program in accordance with changing conditions. Further, no participant eligible to receive any payments shall have any rights to pledge, assign, or otherwise dispose of unpaid portion of such payments. The Committee is responsible for overall administration of the Plan. It will determine who will receive incentives and the amount of each incentive. The Committee may change or terminate the Plan at any time and no person has any rights with respect to an incentive award until it has been paid.


5.0   INCENTIVE AWARD DISTRIBUTION

Incentive awards, when payable, shall be paid in the latter part of the month of February following the close of the preceding fiscal year.

Participants may also elect to defer all or part of an incentive award in accordance with the procedure set forth in the Company's Deferred Compensation Plan. Any payments made under this Plan which would result in incentive compensation to a participant which would not be deductible pursuant to IRC Section 162(m) ($1MM cap on individual compensation deductions for publicly traded corporations) shall, to the extent of such non-deductible compensation, automatically be paid into the Deferred Compensation Plan on behalf of the participant. Such deferred payment would be invested at the direction of the plan participant, and would be paid out subsequent to retirement.




                              BAUSCH & LOMB INCORPORATED
                                   BY:  /s/James P. Greenawalt
                                   JAMES P. GREENAWALT
                                   CORPORATE VICE PRESIDENT
                                   HUMAN RESOURCES


     AGREED to this 28th day
     of February, 1994.

EXHIBIT (10)-j

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


II.  ELIGIBILITY

     Participation in the Plan is limited to senior officers with overall responsibility for the long term performance of the Company. The Committee on Management of the Board of Directors (the "Committee") will designate executives to participate in the Plan ("Participants"). Participants in this Plan are not eligible to participate in the Company's other Long Term Performance Stock Plans.


III. AWARD CYCLES

     Award cycles ("Award Cycles") will be measured over three year periods, with the performance award, if any, for each Award Cycle to be paid early in the fourth year. There will be a series of overlapping Award cycles with a new Award Cycle starting and an old Award Cycle finishing each year.


IV.  PERFORMANCE GOALS

     The Committee, after consultation with management, will establish performance goals for each Award Cycle, ensuring that the goals are equitable and compatible with the Company's major business objectives. The performance goals for each Award Cycle will be based upon a matrix of sales growth and return on equity ("ROE") for the Company.


V.   AWARDS

     If the performance goals of the Company are achieved for an Award Cycle, Participants in the Plan will be eligible for awards which are calculated using an adjusted salary mid-point equal to the Participant's salary midpoint in effect in the first year of the Award Cycle multiplied times 110% ("Adjusted Salary Midpoint"). The Adjusted Salary Midpoint is then multiplied by 50% to calculate the standard award ("Standard Award") for each salary grade. If a Participant's salary grade changes in the course of an Award Cycle, the Participant's Standard Award will be adjusted using the Adjusted Salary Midpoint for the new grade level which was in effect during the first year of that Award Cycle.


     Depending upon the level of performance achieved by the Company, the amount of a Participant's actual award will range from 0% to 200% of the Standard Award (the "Award"). Awards paid pursuant to this Plan will consist of cash and Bausch & Lomb Class B Stock granted pursuant to the 1990 Stock Incentive Plan or any successor plan (the "Stock Plan").


VI.  PERFORMANCE UNITS

     At the December meeting of the Committee prior to the commencement of the Award Cycle, each Participant will receive performance units ("Performance Units") equal to the number of shares of Class B Stock which, as of the date of such meeting of the Committee, have an aggregate fair market value (as determined under the Stock Plan) equal to 50% of each Participant's Standard Award. During the Award Cycle, the Company will accrue quarterly dividends on each Participant's Units equal to the dividends which would be payable on a like number of shares of Class B Stock. At the time of a payout pursuant to Section VII, the Participant will receive a cash payment equal to the dividends which would have been payable on the shares of Class B Stock included in the Award (if any) if such shares had been held by the Participant during the cycle. If a Participant's Standard Award calculation changes because of a salary grade change in the course of an Award Cycle, the number of Performance Units will be adjusted accordingly.


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


IX.  TERMINATION OF EMPLOYMENT

     If the Participant's employment with the Company terminates before the end of any Award Cycle due to death, disability, or retirement, the Participant or his/her beneficiary is entitled to a pro rata share of any Award earned and paid at the end of the Award Cycle. If the Participant's employment with the Company terminates before the end of any Award Cycle for any other reason, the Participant's Performance Units shall be forfeited and the Participant shall not be entitled to any Award hereunder.


X.   ADMINISTRATION OF THE PLAN

     The Committee is responsible for the overall administration of the Plan. The Committee will, by formal resolution: 1) establish the Performance Goals for the Award Cycle before the beginning of each Award Cycle; and 2) administer the Plan in all respects to carry out its purposes and objectives including, but not limited to, responding to changes in tax laws, regulations or rulings, changes in accounting principles or practices, mergers, acquisitions or divestitures, major technical innovations, or extraordinary, non-recurring, or unusual items, to preserve the integrity of the Plan's objectives. The Committee reserves the right, in its discretion, to pay any Awards hereunder entirely in cash. The Committee further reserves the right to interpret, amend, modify or terminate the Plan, but only to the extent authorized or permitted by law. The effective date of each Award Cycle is January 1 of the first year of the performance period. Notwithstanding the foregoing, the Committee shall not exercise any discretionary authority granted to it pursuant to this Section in a way which would cause the Company to lose the benefit of the performance based exemption from the $1 million cap on individual compensation deductions for publicly traded corporations set forth in IRC Section 162 (m).


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



                         Restated by Committee on
                         Management on February 10, 1994


                         BY:  /s/James P. Greenawalt
                              JAMES P. GREENAWALT
                              CORPORATE VICE PRESIDENT
                              HUMAN RESOURCES

EXHIBIT 11


STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


                                 For the Years Ended
Dollars & Shares in
Thousands - Except Per         December 31,     December 25,
Share Data                        1994             1993


Net earnings                   $13,478          $156,547

Actual outstanding Common
and Class B shares at
beginning of year               59,118            59,444

Average Common shares
issued for stock options
and effects of assumed
exercise of Common stock
equivalents and repurchase
of Common and Class B
shares                             621               671

Average Common and Class B
shares outstanding              59,739            60,115

Net earnings per Common
and Common share equivalent    $     0.23        $     2.60


EXHIBIT 12


STATEMENT REGARDING COMPUTATION OF RATIO OF EARNINGS TO FIXED
CHARGES


Dollar Amounts              December 31,     December 25,
in Thousands                   1994             1993


Earnings before provision   $ 90,340         $242,024
for income taxes and
minority interest

Fixed charges                 42,954           35,664

Less:  Capitalized              (260)            (260)
interest, net of current
period amortization

Total earnings as adjusted  $133,554         $277,948

Fixed charges:
  Interest (including       $ 41,379         $ 34,202
  interest expense and
  capitalized interest)

  Portion of rents             1,575            1,462
  representative of the
  interest factor

Total fixed charges         $ 42,954         $ 35,664

Ratio of earnings to               3.11<F1>         7.79<F2>

<F1> Excluding the effect of the goodwill impairment charge
described in the Notes to Financial Statements, the ratio of earnings to fixed charges at December 31, 1994 would have been 4.86.

<F2> Excluding the effect of restructuring charges described in the Notes to Financial Statements, the ratio of earnings to fixed charges at December 25, 1993 would have been 9.20.


EXHIBIT 22

           SUBSIDIARIES OF BAUSCH & LOMB INCORPORATED

                     As of December 31, 1994

                                               Jurisdiction Under
Name                                           Which Organized
Bausch & Lomb AG                               Switzerland
Bausch & Lomb (Australia) Pty. Ltd.            Australia
B.L.J. Company Ltd.                            Japan
Bausch & Lomb BV                               Netherlands
Bausch & Lomb (Bermuda) Limited                Bermuda
Bausch & Lomb Bermuda Finance Limited          Bermuda
Bausch & Lomb Canada, Inc.                     Canada
Charles River Laboratories, Inc.               Delaware
BL Industria Otica, Ltda.                      Brazil
Bausch & Lomb China, Inc.                      Delaware
Bausch & Lomb Colombia, S.A.                   Colombia
Bausch & Lomb Danmark A/S                      Denmark
Bausch & Lomb Espana, S.A.                     Spain
Bausch & Lomb Finance S.A.                     Switzerland
Oy Bausch & Lomb Finland AB                    Finland
Bausch & Lomb Foundation, Inc.                 New York
Bausch & Lomb France, S.A.                     France
Bausch & Lomb Fribourg S.A.                    Switzerland
Bausch & Lomb GmbH                             Austria
Bausch & Lomb (Hong Kong) Limited              Hong Kong
Bausch & Lomb (Hong Kong) Lord Company         Hong Kong
Bausch & Lomb (Ireland)                        Ireland
Bausch & Lomb India Limited                    India
Bausch & Lomb IOM/SpA                          Italy
Bausch & Lomb Korea, Inc.                      Korea
Bausch & Lomb (Malaysia) Sdn. Bhd.             Malaysia
Dr. Mann Pharma                                Germany
Miracle-Ear                                    Minnesota
Bausch & Lomb New Zealand, Ltd.                New Zealand
Bausch & Lomb Norge A/S                        Norway
Operadora de Contactologia S.A. de C.V.        Mexico
Outlook Eyewear Company                        Delaware
Bausch & Lomb Opticare, Inc.                   New York
Bausch & Lomb Oral Care Division, Inc.         Georgia
Bausch & Lomb Pharmaceuticals, Inc.            Delaware
Polymer Technology Corporation                 New York
Bausch & Lomb Puerto Rico, Inc.                Puerto Rico
Bausch & Lomb Realty Corporation               New York
Bausch & Lomb (Singapore) Private Ltd.         Singapore
Bausch & Lomb Svenska AB                       Sweden
Bausch & Lomb Taiwan Limited                   Taiwan
Bausch & Lomb Turkey                           Turkey
Bausch & Lomb U.K. Limited                     England
Bausch & Lomb Venezuela C.A.                   Venezuela
Cornealent Waicon do Brasil Industria e
  Comercio, Ltda.                              Brazil
Wilmington Partners L.P.                       Massachusetts

EXHIBIT (24)


REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Bausch & Lomb Incorporated


Our audits of the consolidated financial statements referred to in our report dated January 24, 1995 appearing on page 61 of the 1994 Annual Report to Shareholders of Bausch & Lomb Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)2, of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Rochester, New York
January 24, 1995



CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-56066, 2-85158, 33-15439 and 33-35667) and in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-51117) of Bausch & Lomb Incorporated of our report dated January 24, 1995 appearing on page 61 of the 1994 Annual Report to Shareholders of Bausch & Lomb Incorporated which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our above report on the Financial Statement Schedules.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Rochester, New York
March 27, 1995

EXHIBIT (25)

                        POWER OF ATTORNEY




     The undersigned directors of Bausch & Lomb Incorporated (the "Company"), each hereby constitutes and appoints Daniel E. Gill and Jay T. Holmes, or either of them, his or her respective true and lawful attorneys and agents, each with full power and authority to act as such without the other, to sign for and on behalf of the undersigned the Company's Annual Report on Form 10-K for the year ended December 31, 1994, to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the related rules and regulations thereunder, and any amendment or amendments thereto, the undersigned hereby ratifying and confirming all that said attorneys and agents, or either one of them, shall do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, this instrument has been executed by the undersigned as of this 28th day of February, 1995.



/s/ Franklin E. Agnew         /s/ Linda Johnson Rice
Franklin E. Agnew             Linda Johnson Rice


/s/ William Balderston III    /s/ Robert L. Tarnow
William Balderston III        Robert L. Tarnow


/s/ Bradford R. Boss          /s/ Alvin W. Trivelpiece
Bradford R. Boss              Alvin W. Trivelpiece


/s/ Daniel E. Gill            /s/ William H. Waltrip
Daniel E. Gill                William H. Waltrip


/s/ Jay T. Holmes             /s/ Kenneth L. Wolfe
Jay T. Holmes                 Kenneth L. Wolfe


/s/ Ruth R. McMullin
Ruth R. McMullin


/s/ John R. Purcell
John R. Purcell