Form 10-Q
period 1995-04-01
BAUSCH & LOMB INC
filed 1995-05-16
CIK 10427

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended April 1, 1995
Commission File Number:  1-4105


BAUSCH & LOMB INCORPORATED
Exact name of registrant as specified in its charter)


New York
(State or other jurisdiction of
incorporation or organization)

16-0345235
IRS Employer Identification No.)


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

Yes      x                         No

The number of shares of Common stock of the registrant, outstanding as of April 1, 1995 was 58,179,608, consisting of 57,350,720 shares of Common stock and 828,888 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Unaudited financial statements for the first quarters of 1995 and 1994 of Bausch & Lomb Incorporated and Consolidated Subsidiaries are presented on the following pages. The audited balance sheet at December 31, 1994 is presented for comparative purposes. Financial statements for the three months ended April 1, 1995 have been prepared by the Company in accordance with its usual accounting policies and are based in part on approximations.

In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles have been included. All such adjustments were of a normal recurring nature.



  BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

                    STATEMENT OF EARNINGS


Dollar Amounts In Thousands -
Except Per Share Data
                                   First Quarter Ended
                                  April 1,     March 26,
                                    1995         1994

Net Sales                         $465,601     $438,771

Costs And Expenses
 Cost of products sold             218,365      204,423
 Selling, administrative
    and general                    190,065      157,765
 Research and development           14,923       15,289
                                   -------      -------
                                   423,353      377,477
                                   -------      -------
Operating Earnings                  42,248       61,294
                                   -------      -------
Other (Income) Expense
 Investment income                 (9,999)      (8,349)
 Interest expense                   12,139        8,967
 Loss (gain) from foreign
    currency, net                    1,592      (2,024)
                                   -------     --------
                                     3,732      (1,406)
                                   -------     ---------
Earnings Before Income
    Taxes And Minority Interest     38,516       62,700

 Provision for income taxes         13,258       21,588
                                   -------      -------
Earnings Before Minority Interest   25,258       41,112

 Minority interest in subsidiaries   4,974        5,452
                                   -------      -------
Net Earnings                      $ 20,284     $ 35,660

Retained Earnings At Beginning
   Of Period                       846,245      889,325

Cash Dividends Declared:
 Common stock, $0.245
 per share in 1995 and
 $0.22 per share in 1994            14,257       13,027
                                   -------     --------
Retained Earnings At
  End Of Period                   $852,272     $911,958
                                   -------      -------
                                   -------      -------
Net Earnings Per Common Share     $  0.34      $  0.60
                                   -------      -------
                                   -------      -------
Average Common Shares
 Outstanding  (000s)               58,861        59,919
                                   -------       -------
                                   -------       -------
See Notes to Financial Statements



BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEET

Dollar Amounts In Thousands
                                 April 1,    December 31,
                                   1995           1994
ASSETS
Current Assets
 Cash and cash equivalents      $  270,731   $  230,369
 Short-term investments,
   at cost which
   approximates market               2,275        2,173
 Trade receivables, less allowances
   of $17,302 and $16,830,
   respectively                    271,992      271,990
 Inventories, net                  334,842      312,781
 Deferred income taxes,
   less valuation allowance
   of $17,882                       40,372       40,372
 Other current assets              112,164       96,281
                                 ---------     --------
                                 1,032,376      953,966
Property, Plant And
   Equipment, net                  543,990      542,750
Goodwill And Other Intangibles,
   less accumulated amortization
   of $84,786 and $77,394,
   respectively                    400,324      395,950
Other Investments                  425,000      425,000
Other Assets                       130,393      140,065
                                 ---------    ---------
 Total Assets                   $2,532,083   $2,457,731
                                 ---------    ---------
                                 ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                  $  297,213   $  252,783
 Current portion of long-term debt 109,794       47,788
 Accounts payable                   77,555       71,718
 Accrued compensation               69,902       71,742
 Accrued liabilities               231,102      216,956
 Federal and foreign income taxes   23,932       15,551
                                 ---------     --------
                                   809,498      676,538

Long-Term Debt, less
  current portion                  232,525      289,504
Other Long-Term Liabilities        137,462      149,094
Minority Interest                  428,944      428,208
                                 ---------    ---------
 Total Liabilities               1,608,429    1,543,344
                                 ---------    ---------
Shareholders' Equity
 4% Cumulative Preferred stock,
   par value $100 per share              -            -
 Class A Preferred stock, par
   value $1 per share                    -            -
 Common stock, par value $0.40
   per share, 60,198,322 shares
   issued                           24,079       24,079
 Class B stock, par value $0.08
   per share, 1,211,563 and
   1,072,880 shares
   issued, respectively                 97           86
 Capital in excess of par value     88,702       90,637
 Cumulative translation adjustment  84,440       47,609
 Retained earnings                 852,272      846,245
                                 ---------    ---------
                                 1,049,590    1,008,656
 Common and Class B stock
   in treasury, at cost,
   3,230,277 and
   2,278,745 shares issued,
   respectively                  (125,936)     (94,269)
                                 ---------    ---------
 Total Shareholders' Equity        923,654      914,387
                                 ---------    ---------
 Total Liabilities And
 Shareholders' Equity           $2,532,083   $2,457,731
                                 ---------    ---------
                                 ---------    ---------

See Notes To Financial Statements



BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CASH FLOWS


Dollar Amounts In Thousands
                                       Three Months Ended
                                       April 1,   March 26,
                                         1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                           $20,284   $ 35,660
 Adjustments to reconcile net
     earnings to net cash
      provided by (used in)
      operating activities:
   Depreciation of property,
   plant and equipment                   22,010     19,248
   Amortization of goodwill
   and other intangibles                  4,031      4,094
   Increase in deferred income taxes      (760)       (58)
   Loss on retirement of fixed assets       155        737
   Exchange (gain) loss                 (1,085)      1,198
   Increase in undistributed earnings
   of subsidiaries                          686      1,102
   Decrease in accounts receivable        4,174     20,939
   Increase in inventories             (16,195)   (21,097)
   Decrease (increase) in other
   current assets                         3,617   (18,413)
   Increase (decrease) in accounts
   payable and accruals                  12,585   (34,206)
   Increase (decrease) in tax reserves    6,278    (7,115)
   Decrease in other long-term
     liabilities                        (12,573)   (4,345)
                                        --------   -------
      Net cash provided by (used in)
      operating activities               43,207    (2,256)
                                        --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchases of property,
   plant and equipment                 (14,678)   (30,056)
 Acquisition of businesses, net of cash
   and short-term investments acquired        -   (26,037)
 Other                                    5,877    (3,828)
                                        -------   --------
      Net cash used in investing
      activities                        (8,801)   (59,921)
                                        -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common shares          (34,858)    (1,066)
 Exercise of stock options                1,267      4,839
 Net proceeds from issuance of debt      41,004     76,458
 Payment of dividends                  (14,505)   (13,021)
                                       --------   --------
      Net cash (used in) provided
      by financing activities           (7,092)     67,210
                                       --------   --------
Effect of exchange rate changes
 on cash, cash equivalents and
 short-term investments                 13,150       1,575
                                       --------   --------
Net increase in cash, cash equivalents
 and short-term investments             40,464       6,608

Cash, cash equivalents and
 short-term investments,
 beginning of period                    232,542    546,036
                                        -------    -------
Cash, cash equivalents and
 short-term investments,
 end of period                         $273,006   $552,644
                                        -------    -------
                                        -------    -------

Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
   Interest                            $ 15,464   $ 12,237
   Income taxes                        $  8,782   $ 27,589


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

        The number of Common shares used to calculate net earnings per Common share were 58,861,000 at April
        1, 1995 and 59,919,000 shares at March 26, 1994.

        See Exhibit 11 filed as a part of this Report for details regarding the computation of earnings per share.


NOTE B: Inventories

        Inventories consisted of the following:

        (Dollar Amounts In Thousands)
                             April 1,   December 31,
                              1995        1994
        Raw materials and
           supplies          $ 81,342   $ 79,295
        Work in process        25,264     23,985
        Finished products     240,864    222,079
                              -------    -------
                              347,470    325,359

        Less:  Reserve for
        valuation of certain U.S.
        inventories at last-in,
        first-out cost         12,628     12,578
                              -------    -------
                             $334,842   $312,781
                              -------    -------
                              -------    -------



NOTE C: Property, Plant And Equipment

        Major classes of property, plant and equipment consisted of the following:

        (Dollar Amounts In Thousands)

                                  April  1,     December 31,
                                    1995           1994

        Land                      $ 22,435       $ 21,474
        Leasehold improvements      33,761         32,635
        Buildings                  374,838        366,003
        Machinery and equipment    602,104        587,586
                                 ---------      ---------
                                 1,033,138      1,007,698
        Less:  Accumulated
        depreciation               489,148        464,948
                                 ---------      ---------
                                 $ 543,990      $ 542,750
                                 ---------      ---------
                                 ---------      ---------

NOTE D: Subsequent Event

        On May 1, 1995 the Company announced that it had concluded the sale of its Sports Optics Division to Worldwide Sports and Recreation, Inc., an affiliate of Pexco Holdings, Inc. Total consideration included approximately $78 million in cash paid at closing, plus future payments and securities of Worldwide Sports and Recreation, Inc.

        The Sports Optics Division markets a full line of binoculars, riflescopes, telescopes, spotting scopes and sporting glasses. It contributed approximately $110 million to the Company's 1994 sales.

        The Company expects to record a non-recurring after-tax gain of approximately $21 million on the sale. The Company had previously announced it will use the proceeds from the divestiture primarily to increase its ongoing repurchases of Company stock in the open market.




Item 2. Management's  Discussion and Analysis  of Financial
        Condition and Results of Operations

    This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the Company's results of operations, liquidity and progress toward stated financial objectives.
    The Company seeks to manage its diverse operations to outperform peer companies on key financial measures such as sales and earnings growth and return on assets and equity.
The Standard & Poor's Healthcare Composite Group has been formally adopted as the peer group against which Bausch &
Lomb will systematically measure its financial progress.
The Company also emphasizes the need for operational stability, predictability and profitability.


RESULTS OF OPERATIONS

Net Sales By Business Segment

    Bausch & Lomb's results are reported in two business segments. The healthcare segment includes personal health, medical and biomedical products. In the personal health sector, major lines include contact lens care products, eye care solutions, over-the-counter medications, skin care products and oral care products. Medical products include contact lenses and lens materials, prescription pharmaceuticals, hearing aids and dental implants.
Biomedical products include purpose-bred laboratory animals for biomedical research, specific pathogen-free eggs for vaccine production and a variety of biotechnical and professional services provided to the scientific research community. Bausch & Lomb's optics segment includes sunglasses, binoculars, riflescopes, telescopes and optical thin film coating services and products. As announced on May 1, 1995, the Company completed the sale of its Sports
Optics Division, which markets binoculars, riflescopes and telescopes, on April 28, 1995.

    Consolidated revenues for the quarter ended April 1, 1995 were $466 million, an increase of $27 million or 6% over the 1994 first quarter. The following is a summary of sales by business segment:

        Net Sales By Business Segment
        (Dollar Amounts in Millions)
                            First Quarter
                          1995       1994

    Healthcare          $316.2      $284.5
    Optics               149.4       154.3
                         -----       -----
    Net Sales           $465.6      $438.8
                         -----       -----
                         -----       -----

Healthcare Segment Revenues

    Revenues in the healthcare segment increased $32 million or 11% over the 1994 first quarter. Major product sector revenues as a percentage of total healthcare segment sales are presented below:

    Healthcare Segment Sales By Product Sector
                            First Quarter
                          1995      1994
    Personal Health        50%       50%
    Medical                35%       35%
    Biomedical             15%       15%

    Within the personal health sector, 1995 first quarter revenues improved 12% from the comparable 1994 level. Continued strong demand for the Company's lens care solutions products, including the ReNu, Boston and Bausch & Lomb lines, contributed to the revenue gain. Sales of over-the-counter medications in Europe advanced strongly as did eyecare products in the U.S., the result of incremental sales of Opcon-A, an antihistamine/decongestant introduced in the fourth quarter of 1994, which has received good initial acceptance. Skin care revenues were essentially even with the level of a year ago. Revenues for consumer oral care products declined from 1994 due to the realignment of operations outside the U.S. Within the U.S., sales of Interplak power toothbrushes were even with the prior year, as lower product pricing led to increased unit shipments. Sales of Clear Choice mouthwash trailed the prior year.

    Medical sector sales rose 11% from 1994 levels. Worldwide contact lens revenues advanced 4%, led by improved results for planned replacement lens products outside the U.S., most notably in Europe and Asia, based on the continued shift in market demand toward these types of lenses. Planned replacement lens revenues declined within the U.S. as compared to the prior year, reflecting both the absence of promotional programs in the current year which had generated revenues in the 1994 first quarter and competitive activity for these products. Sales of traditional contact lenses increased significantly in Japan, but these gains were more than offset by shortfalls in the U.S. from lower unit shipments due to the market shift toward planned replacement lenses. Increased worldwide revenues for rigid gas permeable (RGP) lenses and lens materials reflected the impact of the new Boston 7 lens material and also contributed to overall contact lens growth. Worldwide ophthalmic pharmaceutical revenues improved significantly. Within the U.S., these results were attributable to the success of recently introduced products, including Tobramycin and Levobunolol. Results also benefited from incremental sales of Crolom, which is indicated for seasonal allergic eye conditions. First quarter revenue growth for the Company's prescription pharmaceutical operations in Europe reflected increased shipments of glaucoma and anti-infective products to distributors, anticipating the end of a moratorium on price increases by the German government. Medical sector sales also benefited from increased demand for dental implant products and hearing aids. Hearing aid performance reflected stabilization in this market as well as consumer interest stimulated by the recently introduced Mirage completely in-the-canal product line.

    A 9% improvement in the Company's biomedical sector reflected increased volumes, which contributed to favorable results for animal operations outside the U.S., increased shipments of specific pathogen-free eggs and incremental sales generated by recent acquisitions.

Optics Segment Revenues

    Revenues in the optics segment declined 3% to $149 million, compared to $154 million in 1994. Revenue shortfalls were evidenced for Ray-Ban sunglass products in the U.S. and Southeast Asia, which more than offset improved results in Europe and Japan. Shipments of Revo sunglasses were sharply above the levels of a year ago. Revenue growth was also attained for the Company's moderately-priced sunglasses, including the Liz Claiborne and Suncloud lines. Higher sales for sports optics products were led by increased demand for binoculars. The Company announced on May 1, 1995 that the divestiture of this business had been completed on April 28, 1995.

Net Sales By Geographic Region

    Sales in markets outside the U.S. totaled $218 million, an increase of $31 million or 16% from the 1994 first quarter. Changes in currency exchange rates improved sales comparisons to 1994 by $17 million. In total, non-U.S. sales represented 47% of consolidated revenues, compared to 43% in the 1994 first quarter. European revenues increased 18% and benefited from the favorable impact of currency movements, particularly in Germany. This progress also reflected improved demand for the Company's over-the-counter medications, as well as lens care solutions, prescription pharmaceuticals, planned replacement lenses and sunglasses. Sales in Japan advanced 49%, attributable to favorable currency exchange rate fluctuations, as well as increased sales of contact lenses, sunglasses and lens care solutions. Elsewhere in Asia, revenues declined 8% despite favorable currency exchange rate movements, reflecting lower sunglass sales due to changes in business practices implemented during the second half of 1994 as well as revenue declines in China resulting from restrictive monetary controls in that market. Revenue growth of 7% was achieved in Latin America and Canada despite sales shortfalls in Mexico resulting from the devaluation of the peso and general economic uncertainty.

    U.S. sales totaled $247 million in the first quarter, a decrease of $4 million or 2% from 1994. The decline was primarily due to the decision to limit distributor promotions in the contact lens and Ray-Ban sunglass businesses. Offsetting these shortfalls were revenue increases for the pharmaceutical, lens care, hearing aid and dental implant businesses. U.S. pharmaceutical revenues advanced 33% in the first quarter, led by incremental shipments of recently introduced products.

Costs And Expenses

    The cost of products sold ratio was 46.9% for the 1995 first quarter versus 46.6% for the comparable 1994 period. The higher ratio was primarily attributable to the growing significance of lower-margin planned replacement contact lenses, shifts in the U.S. sunglass business toward lower-margin contemporary styles, and reduced selling prices for Interplak products in the U.S. as compared to the prior year period. Due to competitive pressures, price reductions for Interplak products were implemented in the latter part of 1994.


    Selling, administrative and general expenses were 40.8% of sales in the first quarter of 1995 compared to 36.0% in 1994. The increase reflects promotional support for the launch of several new products, including Opcon-A and the New Day single use contact lens. Increased spending also included advertising to support Ray-Ban products in key markets, the establishment of a business development fund to support marketing programs directed toward contact lens patients, television advertising for Curel skin care products and support for next generation Interplak products. Corporate administration expense was 2.4% of sales in the first quarter of 1995 versus 2.5% for 1994 and reflected the Company's continuing success in managing these expenses to a targeted level of no more than 3% of sales. Research and development expense for the first three months of 1995 decreased 2% from 1994 levels. Spending in support of new pharmaceutical products and RGP lens materials was more than offset by comparisons against one-time strategic spending for the development of new technology Interplak products in 1994.

Restructuring Reserves

In the fourth quarter of 1993, the Company announced plans to restructure its sunglass, pharmaceutical and biomedical operations and recorded a pre-tax restructuring charge of $50 million.

    The following table sets forth the activity in the restructuring reserve through April 1, 1995:

Dollar Amounts In Millions
_________________________________________________________________________
                        Sunglass   Pharmaceutical   Biomedical    Total
- -------------------------------------------------------------------------
Total 1993 restructuring
provisions                 $34.5          $9.0            $6.5     $50.0

Less charges against
reserve:
 Non-cash items             14.6           2.4             2.1      19.1
 Cash payments:
   1993                      1.4           2.2             1.4       5.0
   1994                     16.3           3.5             2.0      21.8
   1995                      1.0            -              0.8       1.8
- --------------------------------------------------------------------------
Balance at April 1, 1995   $ 1.2          $0.9            $0.2     $ 2.3
- --------------------------------------------------------------------------


    All actions contemplated at the time of establishing the reserve have been completed or are expected to be fully completed by June 1995. Reserves remaining primarily represent liabilities for continuing severance payments and project expenses and are believed to be adequate.


Business Segment And Operating Earnings

    Business segment earnings of $53 million for the first quarter of 1995 decreased $19 million or 26% compared to the 1994 first quarter. Improved operating results for contact lens care, prescription pharmaceuticals, over-the-counter medications in Europe and oral care products in the U.S. were more than offset by shifts in sales mix toward lower margin planned replacement lenses and sunglasses in the U.S. and by increased advertising and promotion activities to support several product lines. Operating earnings totaled $42 million, a decrease of $19 million or 31% from the prior year period.

Other Income And Expenses

    Income from investments for the first quarter of 1995 totaled $10 million, compared to $8 million for the same period in 1994. The increase was due to higher non-U.S. investment levels and interest rates, offset by lower income earned on an interest rate swap associated with the Wilmington Partners L.P. transaction. Interest expense of $12 million for the 1995 first quarter increased $3 million over the first quarter of 1994, due to higher interest rates on U.S. borrowings.

    The Company realized a net foreign currency loss of $2 million, representing a decline of $4 million from the net
$2 million gain realized in 1994. As had been anticipated, premium income on the Company's Irish pound hedge contracts decreased from the prior year.

    The Company provided for income taxes at a rate of 34.4% for the first quarters of 1995 and 1994.


Liquidity And Financial Resources

Cash Flows Provided By Operating Activities

    Net earnings adjusted for non-cash items, including depreciation, amortization and deferred taxes, decreased 23% from 1994. However, cash flows provided by operating activities totaled $43 million in the first quarter of 1995, an increase of $45 million from the prior year period. This change was primarily attributable to the timing of tax payments, cash realized from the net settlement of foreign currency hedge contracts and the comparisons against significant restructuring actions completed in the 1994 first quarter. These factors were moderated by collections in 1994 on the significant amount of accounts receivable outstanding at the end of 1993.

Cash Flows Used In Investing Activities

    Cash flows used in investing activities decreased $51 million from 1994 to $9 million. Purchases of property, plant and equipment totaled $15 million, a decrease of $15 million from the 1994 first quarter. Higher capital spending in the prior year was primarily in support of the development of new contact lens technology. Capital expenditures are expected to total approximately $100 million in 1995. Major projects will include new cast mold technology for contact lenses and manufacturing improvements for sunglasses in the U.S., Europe and Asia-Pacific regions. Other investing activities in the first quarter of 1994 included the acquisition of the assets of Revo, a U.S.-based manufacturer of high performance sunglasses, while in 1995, the reported net inflows of cash included amounts received from a deposit refund and from collections of notes receivable.

Cash Flows Used In Financing Activities

    Approximately $7 million in cash was used in financing activities, including repurchases of the Company's Common shares and the payment of dividends. Cash flow was provided from the proceeds of additional U.S. promissory note borrowings in the first quarter.

Free Cash Flow

    The Company continues to improve cash flow and reduce its working capital requirements. The Company's goal is to maximize free cash flow which is defined as cash generated before dividends, the repayment of debt, stock repurchases and the acquisition of new businesses.

    Free cash flow for the three months ended April 1, 1995 totaled $48 million. For the three months ended March 26, 1994 free cash flow totaled a negative $35 million. The increase over the prior year is primarily attributable to changes in accrued liabilities levels and lower capital expenditures described previously.


Financial Position

    The Company's total debt, consisting of short- and long-term borrowings, increased by $49 million from year-end 1994 to $640 million at the end of the 1995 first quarter. Borrowings were used to repurchase shares of Common stock and to pay dividends. Bausch & Lomb's ratio of total debt to equity stood at 69% in 1995 and 65% in 1994, the result of higher debt levels in 1995 and the impact of 1994 earnings performance on shareholders' equity. Cash and investments totaled $273 and $553 million at the end of the first quarter of 1995 and 1994, respectively. This change reflects the 1994 third quarter investment by the Company's subsidiary, Bausch & Lomb Ireland, in $425 million in securities issued by a wholly-owned subsidiary of a triple-A rated financial institution. This investment is reported as Other Investments on the Balance Sheet.

Access to Financial Markets

    The Company maintains U.S. revolving credit agreements, typically with 364-day credit terms, totaling $290 million. The interest rate under the agreements is at the prime rate, or, at the Company's option, at a mutually acceptable market rate. No debt was outstanding under these agreements at April 1, 1995 nor were there any borrowings outstanding under the Company's $300 million medium-term note program. In addition, the Company maintains bank lines of credit for its financing requirements. The availability of adequate credit facilities provides the Company with a high degree of flexibility to meet its obligations, fund capital expenditures and invest in growth opportunities.

Working Capital

    Working capital amounted to $223 million for the first quarter of 1995, versus $277 million at year-end 1994 and $670 million for the first quarter of 1994. The significant decrease from the first quarter of the prior year reflects the $425 million investment described earlier. The current ratio was 1.3 at April 1, 1995, 1.4 at December 31, 1994 and
1.9 at March 26, 1994.

OTHER FINANCIAL DATA

    Dividends declared on Common stock were $0.245 per share in the first quarter of 1995 and $0.22 per share in the first quarter of 1994. As a result of the goodwill impairment charge recorded in December 1994 and lower earnings performance reported during the most recent twelve-month period, the return on average shareholders' equity for the twelve-month period ended April 1, 1995 was 0%. This return was 18% for the twelve-month period ended March 26, 1994. Excluding goodwill impairment and restructuring charges, the return on average shareholders' equity would have been 8% in 1995 versus 21% in 1994.


OUTLOOK

    Worldwide sales for many of the Company's products are expected to continue to develop at a good rate for the remainder of 1995. However, anticipated sales growth is dependent on the success of several new product introductions scheduled for the remainder of the year in the pharmaceutical, contact lens and sunglass businesses. Additionally, the announced divestiture of the sports optics business will affect year-over-year sales growth comparisons.

    The Company continues to monitor improving economic conditions in Japan. Political and economic instability in Latin America is expected to continue to affect results negatively.

    Actions taken to implement the 1993 restructuring program are expected to generate total pre-tax savings of approximately $20 million in 1995 as compared to $15 million in 1994.



                 PART II - OTHER INFORMATION





Item 1. Legal Proceedings

     In its 1994 Annual Report on form 10-K, the Company described actions brought in California and Alabama State courts challenging the Company's long-standing policy to protect consumers' health by selling contact lenses only to licensed professionals. On April 11, 1995, a similar action was commenced in Tennessee State court seeking treble damages on behalf of consumers and injunctive relief. The Company defends its policy in the interest of safeguarding consumers' health.

    In its 1994 10-K, the Company reported on a proposed class action lawsuit alleging that the Company misled consumers in its marketing and sale of Sensitive Eyes saline solution and rewetting drops and Boston rewetting drops and conditioning solution. On May 3, 1995 the Company learned that a similar action had been filed in New York State court in Manhattan. Although the Company has not yet been served with the complaint in this action, media reports instituted by the plaintiffs' lawyers suggest that this matter, although similar to the action previously reported, also implicates the marketing and sale of the Sensitive Eyes Eyewash product. The Company will vigorously defend this action.


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


BAUSCH & LOMB INCORPORATED


Date: May 16, 1995   By:  (Jay T. Holmes)
                     Jay T. Holmes
                     Executive Vice President and
                     Chief Administrative Officer



Date: May 16, 1995   By:  (Stephen C. McCluski)
                     Stephen C. McCluski
                     Senior Vice President,
                     Finance



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

    (27)    Financial Data Schedule




Exhibit 11

Statement Regarding Computation of Per Share Earnings

Dollars And Shares In Thousands-
Except Per Share Data

                               THREE MONTHS ENDED
                               April 1,  March 26,
                                1995        1994
Net earnings                  $20,284    $35,660
                               ------     ------
                               ------     ------
Actual outstanding
    common shares
    at beginning of year       58,992     59,118


Average common shares
    issued for stock options
    and effects of assumed
    exercise of common stock
    equivalents and repurchase
    of common shares            (131)       801
                               ------     -----

Average common shares
    outstanding                58,861     59,919
                               ------     ------
                               ------     ------
Net earnings per common and
    common share equivalent    $ 0.34     $ 0.60
                               ------     ------
                               ------     ------





Exhibit 12

Statement Regarding Computation of Ratio of Earnings to
Fixed Charges


Dollar Amounts In Thousands

                               April 1,    December 31,
                                 1995         1994
Earnings before provision for
    income taxes and minority
    interest                   $38,516      $ 90,340

Fixed charges                   12,623        42,954

Capitalized interest, net of
    current period amortization     65           260
                                ------       -------
Total earnings as adjusted     $51,204      $133,554
                                ------       -------
                                ------       -------
Fixed charges:
    Interest (including
    interest expense and
    capitalized interest)      $12,139      $ 41,379

    Portion of rents
    representative of the
    interest factor                484         1,575
                                ------        ------
Total fixed charges            $12,623      $ 42,954
                                ------        ------
                                ------        ------

Ratio of earnings to fixed
    charges                        4.06         3.11    <FN01>
                                 ------       ------
                                 ------       ------

<FN01>     Excluding the effect of the goodwill impairment charge
           recorded in the fourth quarter of 1994, the ratio of earnings to fixed charges at December 31, 1994 would have been 4.86.

