Form 10-Q
period 1995-07-01
BAUSCH & LOMB INC
filed 1995-08-15
CIK 10427

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly Report Under Section 13 or
15(d) of the Securities Exchange Act
of 1934


For the Quarter Ended July 1, 1995
Commission File Number:  1-4105


BAUSCH & LOMB INCORPORATED

(Exact name of registrant as specified in its charter)


New York
(State or other jurisdiction of incorporation or organization) 16-0345235 (IRS Employer Identification
No.)


One Chase Square, Rochester NY  14601-0054
(Address of principal executive offices)
(Zip Code)


Registrant's telephone number, including area code:  (716) 338-
6000


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     x      .          No            .


The number of shares of Common stock of the registrant outstanding as of July 1, 1995 was 57,264,749 consisting of 56,449,518 shares of Common Stock and 815,231 shares of Class B
Stock which are identical with respect to dividend and liquidation rights and vote together as a single class for all purposes.


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Unaudited financial statements for the second quarters of 1995 and 1994 of Bausch & Lomb Incorporated and Consolidated Subsidiaries are presented on the following pages.
The audited balance sheet
at December 31, 1994 is presented for comparative purposes. Financial statements for the six months ended July 1, 1995 have been prepared by the Company in accordance with its usual accounting policies and are based in part on approximations.
In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles have been included. All such adjustments were of a normal recurring nature.



BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF EARNINGS

Dollar Amounts In Thousands -
Except Per Share Data
                                   Second Quarter Ended   Six Months
Ended
                                  July 1,    June 25,  July 1,    June 25,
                                  1995       1994      1995       1994

Net Sales                        $535,459    $483,281  $1,001,060  $922,052

Costs And Expenses
Cost of products sold             234,089     222,338     452,454   426,761
 Selling, administrative
   and general                    210,878     187,450     400,943   345,215
 Research and development          16,730      15,377      31,653    30,666
                                  461,697     425,165     885,050   802,642
Operating Earnings                 73,762      58,116     116,010   119,410
Other (Income) Expense

 Investment income                 (9,530)     (9,532)    (19,529)  (17,881)
 Interest expense                  11,847      10,260      23,986    19,227
 Loss (gain) from
   foreign currency, net              372         886       1,964    (1,138)
 Gain On Sale Of Sports Optics
   Division                       (35,902)          -     (35,902)        -
 Litigation Provision              16,000           -      16,000         -
                                  -------     -------     -------    ------
                                  (17,213)      1,614     (13,481)      208
                                  -------     -------     -------    ------
Earnings Before Income Taxes
and Minority Interest              90,975      56,502     129,491   119,202

Provision for income taxes         33,804      17,437      47,062    39,025
                                  -------     -------     -------    ------
Earnings Before Minority Interest  57,171      39,065      82,429    80,177

Minority interest in subsidiaries   5,582       6,009      10,556    11,461
                                  -------     -------     -------    ------
Net Earnings                       51,589      33,056      71,873    68,716
Retained Earnings At
Beginning Of Period               852,272     911,958     846,245   889,325

Cash Dividends Declared:
 Common stock, $0.245 and $0.49
   per share in 1995 ($0.245 and
   $0.465 per share in 1994)       14,283      14,515     28,540    27,542
                                  -------     -------    -------   -------
Retained Earnings
    At End Of Period             $889,578    $930,499   $889,578  $930,499
                                  -------     -------    -------   -------
                                  -------     -------    -------   -------
Net Earnings Per
  Common Share                    $  0.89     $  0.55   $   1.23  $   1.15
                                  -------     -------    -------   -------
                                  -------     -------    -------   -------
Average Common Shares
    Outstanding (000s)                                    58,451    59,827
                                                         -------    ------
                                                         -------    ------
See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEET

Dollar Amounts In Thousands
                                                July 1,        December 31,
                                                  1995           1994
ASSETS
Current Assets
Cash and cash equivalents                    $   291,856     $  230,369
 Short-term investments,
   at cost which approximates market               2,315          2,173
 Trade receivables, less allowances
   of $16,965 and $16,830, respectively          289,560        271,990
 Inventories, net                                303,057        312,781
 Deferred income taxes, less valuation
   allowance of $17,882                           45,927         40,372
 Other current assets                            108,431         96,281
                                               ---------         ------
                                               1,041,146        953,966
Property, Plant And Equipment, net               544,604        542,750
Goodwill And Other Intangibles,
   less accumulated amortization of
   $88,450 and $77,394, respectively             398,816        395,950
Other Investments                                425,000        425,000
Other Assets                                     130,668        140,065
                                               ---------      ---------
   Total Assets                               $2,540,234     $2,457,731
                                               ---------      ---------
                                               ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                                $  242,615     $  252,783
 Current portion of long-term debt               109,765         47,788
 Accounts payable                                 68,458         71,718
 Accrued compensation                             75,160         71,742
 Accrued liabilities                             268,859        216,956
 Federal and foreign income taxes                 32,207         15,551
                                               ---------       --------
                                                 797,064        676,538

Long-Term Debt, less current portion             235,323        289,504
Other Long-Term Liabilities                      138,912        149,094
Minority Interest                                431,727        428,208
                                               ---------       --------
   Total Liabilities                           1,603,026      1,543,344
                                               ---------      ---------
Shareholders' Equity
 4% Cumulative Preferred Stock, par value
   $100 per share                                      -              -
 Class A Preferred Stock, par value $1
   per share                                           -              -
 Common Stock, par value $0.40 per share,
   60,198,322 shares issued                       24,079         24,079
 Class B Stock, par value $0.08 per share,
   1,192,592 and 1,072,880 shares issued,
   respectively                                       95             86
 Capital in excess of par value                   89,429         90,637
 Cumulative translation adjustment                96,745         47,609
 Retained earnings                               889,578        846,245
                                               ---------       --------
                                               1,099,926      1,008,656
 Common and Class B Stock in treasury, at cost,
   4,126,165 and 2,278,745 shares issued,
   respectively                                 (162,718)       (94,269)
                                               ---------       --------
Total Shareholders' Equity                       937,208        914,387
                                               ---------       --------
Total Liabilities And Shareholders' Equity    $2,540,234     $2,457,731
                                               ---------      ---------
                                               ---------      ---------
See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CASH FLOWS

Dollar Amounts In Thousands
                                                      Six Months Ended
                                                      July 1,     June 25,
                                                        1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                       $ 71,873   $ 68,716
 Adjustments to reconcile net earnings to net
      cash provided by operating activities:
   Depreciation of property, plant and equipment        44,348     40,793
   Amortization of goodwill and other intangibles        8,059      8,340
   Increase in deferred income taxes                    (6,690)    (2,488)
   Gain on sale of Sports Optics Division,
      after taxes                                      (20,823)         -
   Provision for litigation expense, after taxes        10,560          -
   Loss on retirement of fixed assets                    1,298        895
   Exchange loss                                         8,071      3,410
 Increase in undistributed earnings of subsidiaries      1,446      2,730
 (Increase) decrease in accounts receivable            (24,938)    23,203
   Increase in inventories                             (11,618)   (25,274)
   Decrease (increase) in other current assets           7,626    (33,154)
   Increase (decrease)in accounts payable
      and accruals                                      36,351    (33,605)
   Increase in tax liabilities                           4,505         53
   Decrease in other long-term liabilities             (11,372)    (3,368)
                                                       -------    -------
      Net cash provided by operating activities        118,696     50,251
                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchase of property,
   plant and equipment                                 (33,997)   (49,280)
 Acquisition of businesses, net of cash and
   short-term investments acquired                      (1,180)   (27,150)
 Proceeds from sale of Sports Optics Division, net
   of cash and short-term investments disposed          76,291          -
 Other                                                   5,477     (9,669)
                                                       -------    -------
      Net cash provided by (used in) investing
      activities                                        46,591    (86,099)
                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common shares                          (74,933)    (1,860)
     Exercise of stock options                           3,683      6,065
 Restricted stock awards                                 1,602          -
 Net (repayment of) proceeds from issuance of debt     (15,185)    69,654
 Payment of dividends                                  (28,748)   (26,044)
                                                       -------   --------
      Net cash (used in) provided by financing
      activities                                      (113,581)    47,815
                                                       -------    -------
Effect of exchange rate changes on cash,
     cash equivalents and short-term investments         9,923      8,496
                                                       -------    -------
Net increase in cash, cash equivalents
     and short-term investments                         61,629     20,463

Cash, cash equivalents and short-term investments,
     beginning of period                               232,542    546,036
                                                       -------    -------
Cash, cash equivalents and short-term investments,
     end of period                                    $294,171   $566,499
                                                       -------   --------
                                                       -------   --------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                           $ 24,052   $ 20,451
   Income taxes                                       $ 43,063   $ 42,595

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

        The number of Common shares used to calculate net earnings per Common share were 58,451,000 at July 1, 1995 and 59,827,000 at June 25, 1994.

        See Exhibit 11 filed with this Report for details regarding the computation of earnings per share.

NOTE B: Inventories

        Inventories consisted of the following:
(Dollar Amounts In Thousands)
                                         July 1,            December 31,
                                         1995               1994
        Raw materials and supplies     $ 84,875            $ 79,295
        Work in process                  24,826              23,985
        Finished products               203,814             222,079
                                        -------             -------
                                        313,515             325,359
        Less:  Reserve for valuation
               of certain U.S.
               inventories at
               last-in, first-out
               cost                      10,458              12,578
                                        -------             -------
                                       $303,057            $312,781
                                        -------             -------
                                        -------             -------

NOTE C: Property, Plant And Equipment

     Major classes of property, plant and equipment consisted of the following:
(Dollar Amounts In Thousands)
                                         July 1,           December 31,
                                         1995               1994

        Land                         $   22,826            $   21,474
        Leasehold improvements           33,863                32,635
        Buildings                       384,510               366,003
        Machinery and equipment         613,780               587,586
                                        -------             ---------
                                      1,054,979             1,007,698
        Less:  Accumulated
               depreciation             510,375               464,948
                                      ---------             ---------
                                     $  544,604            $  542,750
                                      ---------             ---------
                                      ---------             ---------


NOTE D: Legal Proceedings

        In its 1994 Annual Report on Form 10-K and its first quarter 1995 Form 10-Q, the Company reported on a proposed class action filed in New York state court, alleging that the Company misled consumers in its marketing and sales of Sensitive Eyes Saline Rewetting Drops and Boston Rewetting Drops and Conditioning Solution, as well as the marketing and sales of the Company's eyewash product. Five additional state court actions have been filed - two each in Pennsylvania and New Jersey state courts, and one in California state court. The plaintiffs' attorneys have agreed to file stipulations staying each of those actions pending the outcome of a class certification motion filed in the original New York state court case in Manhattan.

        In its 1994 Annual Report on Form 10-K, the
        Company described actions brought in Alabama and Minnesota on behalf of a nationwide class of purchasers of MiracleEar hearing aids manufactured and sold by the Company's Dahlberg, Inc. subsidiary between January 1989 and January 1994. The
        Company has reached a proposed settlement with the plaintiffs in both of these actions, which is subject to court approval following hearings scheduled for November 1995 in both Minnesota and Alabama.

        The Company's current assessment of certain legal matters has permitted management to estimate the likely costs and expenses to be incurred in connection with the actions.
        Accordingly, the Company recorded a $16 million reserve for these matters in the second quarter of 1995.

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

RESULTS OF OPERATIONS

Net Sales By Business Segment

    Bausch & Lomb's results are reported in two business segments. The healthcare segment includes personal health, medical and biomedical products. In the personal health sector, major lines include contact lens care products, eye care solutions, over-the counter medications, skin care products and oral care products. Medical products include contact lenses and lens materials, prescription pharmaceuticals, hearing aids and dental implants. Biomedical products include purpose-bred laboratory animals for biomedical research, specific pathogen-free eggs for vaccine production and a variety of biotechnical and professional services provided to the scientific research community. Bausch & Lomb's optics segment includes sunglasses, binoculars, riflescopes, telescopes and optical thin film coating services and products.
As announced on May 1, 1995, the Company has completed the sale of its Sports Optics Division, which marketed binoculars, riflescopes and telescopes.

    Consolidated revenues for the second quarter ended July 1, 1995 were $535 million, an increase of $52 million or 11% over the 1994 second quarter. Changes in currency exchange rates improved sales comparisons to 1994 by approximately $25 million or 5%. For the first six months of 1995, net sales of $1,001 million advanced $79 million or 9% over the comparable 1994 period. Changes in currency exchange rates improved sales comparisons to the 1994 period by approximately $43 million or 5%. The following is a summary of sales by business segment:

Net Sales By Business Segment

(Dollar Amounts In Millions)
                                  Second Quarter           Six Months
                                  1995      1994           1995       1994

Healthcare                      $353.2      $308.8         $  669.5     $593.4
Optics                           182.3       174.5            331.6      328.7
                                ------      ------         --------     ------
Net Sales                       $535.5      $483.3         $1,001.1     $922.1
                                ------      ------         --------     ------
                                ------      ------         --------     ------


Healthcare Segment Revenues

    Revenues in the healthcare segment increased $44 million or 14% over the 1994 second quarter. On a year-to-date basis, healthcare segment revenues advanced $76 million or 13% over the comparable 1994 period. Major product sector revenues as a percentage of total healthcare segment sales follow:

    Healthcare Segment Sales By Product Sector
                             Second Quarter       Six Months
                          1995          1994     1995         1994

    Personal Health        50%         53%        50%          51%
    Medical                37%         33%        36%          34%
    Biomedical             13%         14%        14%          15%

    Within the personal health sector, 1995 second quarter revenues improved 8% from the comparable 1994 level. Continued strong demand for the Company's lens care solutions products, including the ReNu and Boston lines, contributed to the revenue gain. Sales of overthecounter medications in Europe advanced strongly as did revenues for eyecare products in the U.S. The eyecare line benefited from incremental sales of Opcon-A, an antihistamine/decongestant, which has received good initial acceptance. Skin care revenues were essentially even with the level of a year ago. Revenues for consumer oral care products were more than 20% below the second quarter of 1994, primarily due to competitive price reductions implemented on the Interplak line of power toothbrushes in prior periods and reduced U.S. sales of a line of mouthwash that is being discontinued.

    Medical sector sales rose 29% from second quarter 1994 levels. Worldwide contact lens revenues advanced 25%, led by increased shipments of planned replacement lens products, most notably in the U.S., Asia and Europe. While sales of traditional contact lenses in Japan increased, overall revenues were even with the second quarter of 1994, reflecting the general market shift toward planned replacement lenses. Worldwide revenues for rigid gas permeable (RGP) lenses and lens materials also contributed to overall contact lens growth and included sales of the new Boston 7 lens material. Worldwide ophthalmic pharmaceutical revenues improved significantly. Within the U.S., these results were attributable to the success of recently introduced products, including Tobramycin and Levobunolol, and to incremental sales of Crolom, which is indicated for seasonal allergic eye conditions. Second quarter revenues for prescription pharmaceuticals in Europe also advanced from the prior year. Increased demand was also noted for the Company's lines of dental implants and hearing aids. Hearing aid revenues rose 30% in response to improved overall market conditions and encouraging consumer demand for the recently introduced Mirage completely in-the-canal product line.

    A 7% improvement in the Company's biomedical sector reflected increased revenues for animal operations outside the U.S., increased shipments of specific pathogen-free eggs and incremental sales generated by recent acquisitions.

Optics Segment Revenues

    Second quarter revenues in the optics segment increased 4% to $182 million, compared to $174 million in 1994. For the first six months of the year, revenues increased 1% to $332 million, compared to $329 million in 1994. Revenue increases were evidenced for premium-priced sunglasses, including strong demand for new products like Ray-Ban xrays and Orbs and Killer Loop Activ. The Company's ultra-premium-priced Revo and moderately-priced sunglass lines, including Ion Sport, Bausch & Lomb i's and Suncloud, also experienced increased sales in the 1995 second quarter. Several of these new products are in the fashion and sport sunglass segments, areas where the Company is trying to increase its market presence. Products in these segments are subject, in part, to the ability to anticipate and satisfy changes in consumer preferences and are generally characterized by shorter life cycles. Being successful in these categories generally requires innovative design and marketing expertise as well as flexible production capabilities, skills the Company has strengthened over the last year. Comparisons versus the 1994 period were moderated by the divestiture of the Company's sports optics business for which no revenues were recorded in the 1995 second quarter. If these products are excluded from 1994 second quarter revenues, optics segment growth for the second quarter was 20% or $31 million and for the first six months was 9% or $306 million.

Net Sales By Geographic Region

    Sales in markets outside the U.S. totaled $266 million in the second quarter, an increase of $43 million or 19% from 1994, and represented 50% of consolidated revenues, compared to 46% in 1994. European revenues increased 18% and benefited from the favorable impact of currency movements, particularly in Germany. This progress also reflected improved demand for the Company's sunglasses, over the counter medications, lens care products and planned replacement lenses. Sales in Japan advanced 49%, attributable to favorable currency exchange rate fluctuations, as well as increased sales of sunglasses, contact lenses and lens care products. Elsewhere in Asia, favorable currency exchange rate movements led to a 4% increase in revenues. Revenues declined 4% in Latin America and Canada. However, if the 1994 second quarter revenues for the sports optics business are excluded from these comparisons, revenues improved 7%. Sales shortfalls in Mexico were more than offset by improvement in Brazil, primarily due to increasing consumer confidence which has fueled sales of product in this market.

    U.S. sales totaled $269 million in the second quarter, an increase of $10 million or 4% from 1994. Revenue increases for sunglasses, planned replacement lenses, pharmaceuticals, RGP solutions and hearing aids were somewhat offset by the divestiture of the sports optics business. These results reflect the impact of new product introductions as well as a closer alignment of the Company's sales to consumer purchasing patterns, particularly in the sunglass business. Excluding the divested sports optics business from 1994 results, U.S. sales increased 12% over the prior year level.


Costs And Expenses

    The cost of products sold ratio was 43.7% for the 1995 second quarter versus 46.0% for the comparable 1994 period. For the six month period, this ratio was 45.2% for 1995 and 46.3% for 1994. The improvement is due to shifts in sales mix toward higher-margin hearing aids, sunglasses and pharmaceutical products as well as the divestiture of the sports optics business and favorable impact of foreign currency exchange rate changes. These trends more than offset the impact of higher sales of lower-margin planned replacement lenses. It is expected that developing new cast molding technologies for contact lens manufacturing and replacing some current product lines should reduce the costs of producing soft contact lenses in the future.

    Selling, administrative and general expenses were 39.4% of sales in the second quarter of 1995 compared to 38.8% in 1994.
For the sixmonth period, these expenses were 40.1% of sales in 1995 and 37.4% of sales in 1994. The increases reflect promotional support for the launch and test marketing of several new products. Higher advertising and promotion spending included additional support for Ray-Ban sunglasses in key markets, skin care product advertising and the establishment of a business development fund for marketing programs directed toward contact lens patients. Corporate administration expense was 2.3% of sales in 1995 versus 2.5% for 1994 and reflected the Company's continuing success in managing these expenses to a targeted level of no more than 3% of sales. Research and development expense for the 1995 second quarter increased 9% from 1994 levels. 1995 spending has been primarily directed toward the support of new sunglass, contact lens, and pharmaceutical products.

Restructuring Reserves

     In the fourth quarter of 1993, the Company announced plans to restructure its sunglass, pharmaceutical and biomedical operations and recorded a pre-tax restructuring charge of $50 million.
The following table sets forth the activity in the restructuring reserve through July 1, 1995:

Dollar Amounts In Millions
                          Sunglass    Pharmaceutical    Biomedical     Total
Total 1993 restructuring
provisions                $34.5       $9.0             $6.5            $50.0

Less charges against
reserve:
 Non-cash items            14.6        2.4               2.1            19.1
 Cash payments:
   1993                     1.4        2.2               1.4             5.0
   1994                    16.3        3.5               2.0            21.8
   1995                     1.2          -               1.0             2.2
                          -----        ----             ----            ---
Balance at July 1, 1995   $ 1.0       $0.9             $   -           $ 1.9
                          -----        ----             ----            ---
                          -----        ----             ----            ---

    All actions contemplated at the time of establishing the reserve have been completed or are expected to be fully completed in 1995. Reserves remaining primarily represent liabilities for continuing severance payments and project expenses and are believed to be adequate.

Business Segment And Operating Earnings

    Business segment earnings of $86 million for the 1995 second quarter improved $16 million or 23% compared to the 1994 second quarter. Improved operating results for sunglasses, hearing aids, prescription pharmaceuticals and over-the-counter medications in Europe offset the impact of shifts in sales mix toward lower-margin planned replacement lenses and the increased advertising and promotion activities to support several product lines. Operating earnings totaled $74 million, an increase of $16 million or 27% from the prior year period.

Other Income And Expenses

    Income from investments totaled $10 million for the second quarters of 1995 and 1994, as higher non-U.S. investment levels and interest rates were offset by lower income earned on an interest rate swap associated with the Wilmington Partners L.P. transaction. Interest expense of $12 million for the 1995 second quarter increased $2 million over the second quarter of 1994, due to higher interest rates on U.S. borrowings.

    The Company realized a net foreign currency loss of $0.4 million, representing a decline of $0.5 million from the net $0.9 million loss realized in 1994. This reflects anticipated lower premium income earned on the Company's Irish pound hedge contracts in the current year, partially offset by the positive comparative impact of a significant devaluation of the currency in Brazil which occurred in the 1994 second quarter.

    During the 1995 second quarter, the Company sold its Sports Optics Division and recorded a gain of $36 million on the transaction. Additionally, during the 1995 second quarter the Company recorded a $16 million reserve for certain legal matters. The Company's current assessment of the matters has permitted management to estimate the likely costs and expenses to be incurred in connection with the actions.

    The Company's reported income tax rates for the three and six month periods were 37.2% and 36.3% in 1995 compared to 30.9% and 32.7% in 1994, respectively. 1994 rates benefited from a reduction in statutory tax rates in Germany for which the Company recorded an adjustment to its deferred tax liabilities. The Company expects to provide taxes on operations at a higher rate in 1995 based on the increased significance of earnings in countries with relatively higher statutory rates, most notably Japan and Germany.

Liquidity And Financial Resources

Cash Flows Provided By Operating Activities

    While net earnings adjusted for the after-tax gain on sale of the Sports Optics Division and non-cash items decreased 7% from 1994, cash flows provided by operating activities totaled $119 million through June 1995, an increase of $68 million from the prior year period. This improvement was primarily attributable to cash realized from the net settlement of foreign currency hedge contracts, the comparisons against significant restructuring actions completed in the 1994 second quarter and the timing of payments for advertising and promotion. These factors were moderated by collections in 1994 on the significant amount of accounts receivable outstanding at the end of 1993.

Cash Flows Provided By Investing Activities

    Cash flows provided by investing activities increased $133 million from 1994 to $47 million. Purchases of property, plant and equipment totaled $34 million, a decrease of $15 million from the 1994 second quarter. Higher capital spending in the prior year was primarily in support of the development of new contact lens technology. Major projects in 1995 include new cast mold capacity for contact lenses and manufacturing improvements for sunglasses in the U.S., Europe and Asia-Pacific regions. Other investing activities in the first half of 1994 included the acquisition of the assets of Revo, a U.S.-based manufacturer of high performance sunglasses, while in 1995, the reported net inflows of cash included amounts received from the divestiture of the Company's sports optics business, from a deposit refund and from collections of notes receivable.

Cash Flows Used In Financing Activities

    Approximately $114 million in cash was used in financing activities, including repurchases of the Company's Common shares, the payment of dividends and repayments of U.S.
promissory notes. The proceeds from the divestiture of the sports optics business were primarily used for the repurchase of the Company's Common shares. At its July 25, 1995 meeting the board of directors authorized the repurchase of an additional two million shares of Common stock, which will permit the Company to continue its program of repurchasing shares in the open market.

Free Cash Flow

    The Company has continued to improve cash flow and reduce its working capital requirements. The Company's goal is to maximize free cash flow which is defined as cash generated before dividends, the repayment of debt, stock repurchases and the acquisition or divestiture of businesses.

    Free cash flow for the six months ended July 1, 1995 totaled $100 million. For the six months ended June 25, 1994 free cash flow totaled a negative $0.2 million. The increase over the prior year is primarily attributable to changes in other current assets and accrued liabilities levels and lower capital expenditures described previously.

Financial Position

    The Company's total debt, consisting of short- and long-term borrowings, decreased by $2 million from year-end 1994 to $588 million at the end of the 1995 second quarter. Bausch & Lomb's ratio of total debt to equity stood at 63% in June 1995 and 64% in June 1994. Cash and investments totaled $294 million and $566 million at the end of the second quarter of 1995 and 1994, respectively. This change reflects the 1994 third quarter investment in $425 million in securities issued by a wholly-owned subsidiary of a triple-A rated financial institution reported as other investments on the balance sheet.

Access to Financial Markets

    The Company maintains U.S. revolving credit agreements, typically with 364-day credit terms, totaling $290 million. The interest rate under the agreements is at the prime rate, or, at the Company's option, at a mutually acceptable market rate. No debt was outstanding under these agreements at July 1, 1995 nor were there any borrowings outstanding under the Company's $300 million mediumterm note program. In addition, the Company maintains bank lines of credit for its financing requirements. The availability of adequate credit facilities provides the Company with a high degree of flexibility to meet its obligations, fund capital expenditures and invest in growth opportunities.

Working Capital

    Working capital amounted to $244 million for the second quarter of 1995, versus $277 million at year-end 1994 and $712 million for the second quarter of 1994. The significant decrease from the second quarter of the prior year reflects the $425 million investment described earlier. The current ratio was 1.3 at July 1, 1995, 1.4 at December 31, 1994 and 1.9 at June 25, 1994.

OTHER FINANCIAL DATA

    Dividends declared on Common stock were $0.245 per share in the second quarters of 1995 and 1994. On July 25, 1995 the board of directors approved a 6% increase in the annual dividend rate on the Company's Common stock to $1.04 per share from the previous level of $0.98 per share. As a result of the goodwill impairment charge recorded in December 1994 and lower earnings performance reported during the most recent twelve-month period, the return on average shareholders' equity for the twelve-month period ended July 1, 1995 was 2%. This return was 16% for the twelve-month period ended June 25, 1994. Excluding goodwill impairment and restructuring charges, the return on average shareholders' equity would have been 10% in 1995 versus 20% in 1994.

OUTLOOK

    Worldwide sales for many of the Company's products are expected to continue to show year-over-year growth for the remainder of 1995. However, anticipated results are dependent on the success of several new product introductions scheduled for the remainder of the year in the pharmaceutical and contact lens businesses. Within the lens care products category, continued success is also dependent on the Company's ability to withstand competitive market pressures. Additionally, the continued positive effect of changes in foreign currency exchange rates noted in the first six months of 1995 is dependent upon rates remaining at current levels for the remainder of 1995. There can be no assurance, however, that the trends will continue.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    In its 1994 Annual Report on Form 10-K and its first quarter 1995 Form 10-Q, the Company reported on a proposed class action filed in New York state court, alleging that the Company misled consumers in its marketing and sales of Sensitive Eyes Saline Rewetting Drops and Boston Rewetting Drops and Conditioning Solution, as well as the marketing and sales of the Company's eyewash product. Five additional state court actions have been filed - two each in Pennsylvania and New Jersey state courts, and one in California state court. The plaintiffs' attorneys have agreed to file stipulations staying each of those actions pending the outcome of a class certification motion filed in the original New York state court case in Manhattan.

    In its 1994 Annual Report, the Company described actions brought in Alabama and Minnesota on behalf of a nationwide class of purchasers of Miracle-Ear hearing aids manufactured and sold by the Company's Dahlberg, Inc. subsidiary between January 1989 and January 1994.
The Company has reached a proposed settlement with the plaintiffs in both of these actions, which is subject to court approval following hearings scheduled for November 1995 in both Minnesota and Alabama.

Item 4. Submission of Matters to a Vote of Security Holders.

    The 1995 annual meeting of shareholders was held on April 25, 1995. The nominees for Director elected at the meeting were as follows:

                                             Votes Cast
    Nominee                             For            Withheld
William Balderston III                  48,701,685      804,928
Bradford R. Boss                        48,720,537      786,076
Kenneth L. Wolfe                        48,758,696      747,917

    The shareholders voted to ratify the appointment of Price Waterhouse as independent accountants for 1995. 48,785,561 shares of Common and Class B stock were voted in favor of the proposal, 288,073 shares of Common and Class B stock were voted against the proposal, and 432,979 shares of Common and Class B stock abstained.


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


                                BAUSCH & LOMB INCORPORATED



Date:   August 15, 1995         By:(Jay T. Holmes)
                                    Jay T. Holmes
                                    Executive Vice President and
                                    Chief Administrative Officer

Date:   August 15, 1995         By:(Stephen C. McCluski)
                                     Stephen C. McCluski
                                     Senior Vice
                                     President, Finance


EXHIBIT INDEX


S-K Item 601 No.                       Document

            (4)-a   Certificate of Incorporation of Bausch
            & Lomb Incorporated (filed as Exhibit (4)-a to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1985, File No. 14105, and incorporated herein by reference).

            (4)-b   Certificate of Amendment of Bausch &
            Lomb Incorporated (filed as Exhibit (4)-b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File
            No. 14105, and incorporated herein by
            reference).

            (4)-c   Certificate of Amendment of Bausch &
            Lomb Incorporated (filed as Exhibit (4)-c to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992, File
            No. 14105, and incorporated herein by
            reference).

            (4)-d   Form of Indenture, dated as of
            September 1, 1991, between the Company and
            Citibank, N.A., as Trustee, with respect to the Company's Medium Term Notes (filed as Exhibit
            (4)-a to the Company's Registration Statement on Form S-3, File No. 33-42858, and incorporated herein by reference).

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

            (27)    Financial Data Schedule (filed
            herewith).

Exhibit 11

Statement Regarding Computation of Per Share Earnings

Dollars And Shares In Thousands-
Except Per Share Data
                                         SIX MONTHS ENDED
                                   July 1,         June 25,
                                   1995            1994
Net earnings                     $71,873         $68,716
Actual outstanding Common
    shares at beginning of year   58,992          59,118

Average Common shares issued for
    stock options and effects of
    assumed exercise of Common
    stock equivalents and
    repurchase of Common shares     (541)            709
                                   ------         ------
Average Common shares outstanding 58,451          59,827
                                   ------         ------
                                   ------         ------
Net earnings per Common and
    Common share equivalent      $  1.23         $  1.15
                                  -------         -------
                                  -------         -------




Exhibit 12

 Statement Regarding Computation of Ratio of Earnings
                        to Fixed Charges

Dollar Amounts In Thousands
                                    July 1,        December 31,
                                    1995         1994
Earnings before provision for
    income taxes and minority
    interest                     $129,491        $ 90,340

Fixed charges                      24,908          42,954

Capitalized interest, net
    of current period
    amortization                     (130)           260
                                 --------        -------
Total earnings as adjusted       $154,529       $133,554
                                 --------       --------
                                 --------       --------
Fixed charges:
    Interest (including interest
    expense and capitalized
    interest)                    $ 23,986       $ 41,379

    Portion of rents
    representative of the
    interest factor                   922          1,575
                                  -------        -------
Total fixed charges              $ 24,908       $ 42,954
                                 --------       --------
                                 --------       --------
Ratio of earnings to
    fixed charges                   6.20            3.11
<F1>
                                 --------       --------
                                 --------       --------


<F1> Excluding the effect of the goodwill impairment
     charge recorded in the fourth quarter of 1994, the ratio of earnings to fixed charges at December 31, 1994 would have been 4.86.