Form 10-Q
period 1995-09-30
BAUSCH & LOMB INC
filed 1995-11-14
CIK 10427

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549


FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended                                Commission File
September 30, 1995                                   Number:  1-4105


BAUSCH & LOMB INCORPORATED

(Exact name of registrant as specified in its charter)


New York                                                  16-0345235
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)Identification
No.)


One Chase Square, Rochester NY  14601-0054
(Address of principal executive offices)
(Zip Code)


Registrant's telephone number, including area code:  (716) 338-6000


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     X      .          No            .


As of September 30, 1995 there were outstanding 57,196,543 shares of Common Stock, consisting of 56,289,554 shares of Common Stock and 906,989 shares of Class B Stock which are identical with respect to dividend and liquidation rights and vote together as a single class for all purposes.




PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.

Unaudited consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries for the third quarters of 1995 and 1994 are presented on the following pages. The audited balance sheet at December 31, 1994 is presented for comparative purposes. Financial statements for the nine months ended September 30, 1995 have been prepared by the Company in accordance with its usual accounting policies and are based in part on approximations.

In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles have been included.
All such adjustments were of a normal recurring nature.




BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF EARNINGS



Dollar Amounts In Thousands -
Except Per Share Data
                              Third Quarter Ended     Nine Months Ended
                       September 30, September 24, September 30, September 24,
                          1995       1994         1995          1994
Net Sales                  $476,757    $449,447    $1,477,817   $1,371,499

Costs And Expenses
 Cost of products sold      205,495     237,599       657,949      664,360
 Selling, administrative
   and general              173,764     175,809       574,707      521,024
 Research and development    15,981      14,802        47,634       45,468
                            -------     -------     ---------    ---------
                            395,240     428,210     1,280,290    1,230,852
                            -------     -------     ---------    ---------
Operating Earnings           81,517      21,237       197,527      140,647
                            -------     -------     ---------    ---------
Other (Income) Expense
 Investment income          (9,310)     (8,553)      (28,839)     (26,434)
 Interest expense            11,013      10,182        34,999       29,409
 Gain from foreign
   currency, net              2,294     (1,084)         4,258      (2,222)
 Gain on Sale of
   Sports Optics Division         -           -      (35,902)            -
 Litigation Provision             -           -        16,000            -
                            -------     -------     ---------    ---------
                              3,997         545       (9,484)          753
                            -------     -------     ---------    ---------

Earnings Before Income
 Taxes And Minority
   Interest                  77,520      20,692       207,011      139,894

 Provision for income
   taxes                     28,682       6,890        75,744       45,915
                            -------     -------     ---------    ---------

Earnings Before Minority
 Interest                    48,838      13,802       131,267       93,979

 Minority interest in
   subsidiaries               5,324       6,113        15,880       17,574
                            -------     -------     ---------    ---------

Net Earnings               $ 43,514    $  7,689    $  115,387   $   76,405
                            -------     -------     ---------    ---------

Retained Earnings At
 Beginning Of Period       $889,578    $930,499    $  846,245   $  889,325

Cash Dividends Declared:
 Common stock, $0.26 and
   $0.75 per share for
   1995 ($0.245 and
   $0.71 per share for
   1994)                     14,829      14,527        43,369       42,069
                            -------     -------     ---------    ---------

Retained Earnings
 At End Of Period          $918,263    $923,661    $  918,263   $  923,661
                            =======     =======     =========    =========
Net Earnings Per
 Common Share                 $0.75        $0.13        $1.98        $1.28
                            =======     =======     =========    =========

Average Common Shares
 Outstanding (000s)                                    58,247       59,787
                                                    =========    =========


See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEET
Dollar Amounts In Thousands
                                              September 30, December 31,
                                                1995          1994

ASSETS
Current Assets
 Cash and cash equivalents                    $  283,930     $  230,369
 Short-term investments,
   at cost which approximates market                 942          2,173
 Trade receivables, less allowances
   of $13,304 and $16,830, respectively          266,608        271,990
 Inventories, net                                303,958        312,781
 Deferred income taxes, less valuation
   allowance of $17,882                           44,651         40,372
 Other current assets                            103,251         96,281
                                               1,003,340        953,966
                                               ---------      ---------
Property, Plant And Equipment, net               541,223        542,750
Goodwill And Other Intangibles,
   less accumulated amortization of
   $91,892 and $77,394, respectively             393,396        395,950
Other Investments                                434,753        425,000
Other Assets                                     127,200        140,065
                                               ---------      ---------
 Total Assets                                 $2,499,912     $2,457,731
                                               =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                                $  212,498     $  252,783
 Current portion of long-term debt                99,973         47,788
 Accounts payable                                 64,895         71,718
 Accrued compensation                             87,789         71,742
 Accrued liabilities                             247,192        216,956
 Federal and foreign income taxes                 28,568         15,551
                                               ---------      ---------
                                                 740,915        676,538

Long-Term Debt, less current portion             231,670        289,504
Other Long-Term Liabilities                      139,267        149,094
Minority Interest                                429,158        428,208
                                               ---------      ---------
   Total Liabilities                           1,541,010      1,543,344
                                               ---------      ---------

Shareholders' Equity
 4% Cumulative Preferred Stock, par value
   $100 per share                                      -              -
 Class A Preferred Stock, par value $1
   per share                                           -              -
 Common Stock, par value $0.40 per share,
   60,198,322 shares issued                       24,079         24,079
 Class B Stock, par value $0.08 per share,
   1,278,771 and 1,072,880 shares issued,
   respectively                                      102             86
 Capital in excess of par value                   90,006         90,637
 Cumulative translation adjustment                96,004         47,609
 Retained earnings                               918,263        846,245
                                               ---------      ---------
                                               1,128,454      1,008,656
 Common and Class B Stock in treasury,
   at cost, 4,280,550 and 2,278,745
   shares, respectively                        (169,552)       (94,269)
                                               ---------      ---------
 Total Shareholders' Equity                      958,902        914,387
                                               ---------      ---------
 Total Liabilities And
   Shareholders' Equity                       $2,499,912     $2,457,731
                                               =========      =========
See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CASH FLOWS
Dollar Amounts In Thousands
                                                     Nine Months Ended
                                              September 30,  September 24,
                                                  1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                  $115,387       $ 76,405
 Adjustments to reconcile net
      earnings to net cash provided
      by operating activities:
   Depreciation of property, plant
      and equipment                              65,894         62,005
   Amortization of goodwill and
      other intangibles                          12,108         12,737
   Increase in deferred income taxes            (6,478)        (3,308)
   Gain on sale of Sports Optics
      Division, after taxes                    (20,823)              -
   Provision for litigation expense,
      after taxes                                10,560              -
   Loss on retirement of fixed assets             3,616         10,460
   Exchange loss (gain)                           9,804        (3,333)
   Increase in undistributed earnings
      of subsidiaries                            12,035          4,113
   (Increase) decrease in accounts
      receivable                                (5,901)         79,986
   Increase in inventories                     (16,417)       (10,063)
   Decrease (increase) in other
      current assets                             12,623       (18,551)
   Increase (decrease)in accounts
      payable and accruals                       28,136       (49,058)
   Decrease in tax liabilities                  (9,812)        (2,227)
   Decrease in other long-term
      liabilities                              (10,548)        (2,641)
                                                -------        -------
      Net cash provided by operating
        activities                              200,184        156,525
                                                -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchases of
   property, plant and equipment               (58,046)       (63,122)
 Acquisition of businesses,
   net of cash and short-term
   investments acquired                         (2,564)       (27,089)
 Proceeds from sale of Sports
   Optics Division, net of cash
   and short-term investments sold               76,291              -
 Other investments                              (9,425)      (425,000)
 Other                                            8,314       (21,553)
                                                -------        -------
      Net cash used in investing
        activities                               14,570      (536,764)
                                                -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common shares                  (83,248)       (11,211)
 Exercise of stock options                        4,764          7,631
 Restricted stock awards                          2,586          2,399
 Net (repayment of) proceeds
   from issuance of debt                       (47,436)         46,459
 Payment of dividends                          (42,873)       (40,642)
                                                -------        -------
      Net cash provided by (used in)
        financing activities                  (166,207)          4,636
                                                -------        -------

Effect of exchange rate changes on
 cash, cash equivalents and
 short-term investments                           3,783         23,327
                                                -------        -------

Net increase (decrease) in cash,
 cash equivalents and short-term
 investments                                     52,330      (352,276)

Cash, cash equivalents and short-
 term investments, beginning of
 period                                         232,542        546,036
                                                -------        -------

Cash, cash equivalents and short-
 term investments, end of period               $284,872       $193,760
                                                =======        =======
Supplemental disclosures of cash
 flow information:
   Cash paid during the period
   for:
      Interest                                 $ 37,092       $ 23,836
      Income taxes                             $ 70,365       $ 56,789


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

        The number of Common shares used to calculate net earnings per Common share were 58,247,318 at September 30, 1995 and
        59,787,023 at September 24, 1994.

        See Exhibit 11 filed with this Report for details regarding the computation of earnings per share.

NOTE B: Inventories
        Inventories consisted of the following:
(Dollar Amounts In Thousands)
                                             September 30,  December 31,
                                             1995           1994
        Raw materials
          and supplies                       $ 84,668       $ 79,295
        Work in process                        22,656         23,985
        Finished products                     207,142        222,079
                                              -------        -------
                                              314,466        325,359

        Less - Reserve for valuation
              of certain U.S.
              inventories at
              last-in, first-
              out cost                         10,508         12,578
                                             --------        -------
                                             $303,958       $312,781
                                              =======        =======

NOTE C: Property, Plant And Equipment
        Major classes of property, plant and equipment consisted of the following:
(Dollar Amounts In Thousands)
                                             September 30,  December 31,
                                             1995           1994
        Land                                 $   22,297     $   21,474
        Leasehold improvements                   34,075         32,635
        Buildings                               390,368        366,003
        Machinery and equipment                 620,024        587,586
                                              ---------      ---------
                                              1,066,764      1,007,698

        Less - Accumulated
          depreciation                          525,541        464,948
                                              ---------      ---------
                                             $  541,223     $  542,750
                                              =========      =========


NOTE D: Legal Proceedings

        In its 1994 Annual Report on Form 10-K and its first and second quarter 1995 Forms 10-Q the Company reported on proposed class actions filed in Pennsylvania, New Jersey, New York and
        California state courts, alleging that the Company misled consumers in its marketing and sale of Sensitive Eyes Saline and Rewetting Drops, Boston Rewetting Drops and Conditioning
        Solution and the Company's eyewash product.  On September 12,
        1995, the Company entered into a stipulation in the New York case, certifying a nationwide class of consumers of Sensitive
        Eyes Rewetting Drops, Boston Rewetting Drops, Bausch & Lomb
        Eyewash and ReNu Rewetting Drops for the period May 1, 1989 to
        June 30, 1995, which is awaiting court approval. A similar action has been moved from federal to state court in California and has been temporarily stayed pending further developments in the New York case. In each of these matters, the Company is defending itself vigorously in part on the basis that the Company's actions were in compliance with applicable FDA regulations.

        In its 1994 Annual Report on Form 10-K, the Company described proposed shareholder class actions involving purchasers of stock between December 14, 1993 and June 3, 1994 and between June 4,
        1994 and January 25, 1995. The suits claim the Company did not fully disclose information about expected future financial results, thus misleading its shareholders. On September 25, 1995, the plaintiffs in these actions consolidated their claims and filed a second amended consolidated complaint. The Company continues to vigorously defend against these claims.


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

RESULTS OF OPERATIONS

Comparability Of Financial Information

    Comparisons of 1995 and 1994 third quarter and nine month financial results are complicated by certain non-recurring events. As announced in the second quarter the Company completed the sale of its Sports Optics
Division, which marketed binoculars, riflescopes and telescopes. That business contributed approximately $35 million and $75 million in revenues for the 1994 quarter and nine-month periods, respectively.
Revenues from sports optics reported in the first quarter of 1995 totaled approximately $18 million.

Comparability against the third quarter of 1994 is also affected by the impact of sales reserves of approximately $20 million associated with traditional contact lens products in the U.S. and product returns of approximately $15 million associated with the restructuring of the Asia-
Pacific sunglass distributor business recorded in the year-ago period.

Net Sales By Business Segment

    Bausch & Lomb's results are reported in two business segments. The healthcare segment includes personal health, medical and biomedical products. In the personal health sector, major lines include contact lens care products, eye care solutions, over-the-counter medications, skin care products and oral care products. Medical products include contact lenses and lens materials, prescription pharmaceuticals, hearing aids and dental implants. Biomedical products include purpose-bred laboratory animals for biomedical research, specific pathogen-free eggs for vaccine production, and a variety of biotechnical and professional services provided to the scientific research community. Bausch & Lomb's optics segment includes sunglasses and optical thin film coating services and products.



    Consolidated reported revenues for the third quarter ended September
30, 1995 were $477 million, an increase of $27 million or 6% from the 1994 third quarter. Changes in currency exchange rates improved sales comparisons to 1994 by approximately $11 million or 2%. For the first nine months of 1995, net sales of $1,478 million increased $106 million or 8% from the comparable 1994 period. Changes in currency exchange rates improved sales comparisons to the 1994 period by approximately $53 million or 4%. Excluding revenues from the divested sports optics business, consolidated revenues increased 15% and 13% for the quarter and nine-month periods, respectively. After also excluding the effect of the 1994 sales returns and reserves, consolidated revenues increased 6% and 10% for the quarter and nine-month periods, respectively. The following is a summary of net sales by business segment:


Net Sales By Business Segment
(Dollar Amounts In Millions)
                              Third Quarter            Nine Months
                          1995          1994      1995         1994
    Healthcare           $345.4       $298.3   $1,014.9     $  891.6
    Optics                131.4 *      151.1      462.9 *      479.9
                          -----         -----   -------      -------
    Net Sales            $476.8       $449.4   $1,477.8     $1,371.5

* 1995 amounts include results for the discontinued sports optics business for the first quarter only.

Healthcare Segment Revenues

    Revenues in the healthcare segment increased $47 million or 16% over the 1994 third quarter. On a year-to-date basis, healthcare segment revenues advanced $123 million or 14% over the comparable 1994 period. Excluding the effect of the third quarter 1994 reserves, healthcare segment revenues improved by 9% and 11% for the third quarter and nine month periods, respectively. Major product sector revenues as a percentage of total healthcare segment sales follow:

    Healthcare Segment Net Sales By Product Sector
                              Third Quarter            Nine Months
                          1995          1994      1995         1994
    Personal Health        51%         57%        50%          53%
    Medical                36%         28%        36%          32%
    Biomedical             13%         15%        14%          15%


    Within the personal health sector, 1995 third quarter revenues improved 2% from the comparable 1994 level. The Company's lines of lens care solutions, including the ReNu and Boston brands, advanced more than 15% in non-U.S. regions. In the U.S., lens care solutions revenues decreased 4%. The Company believes this decline is attributable to a trend for soft lens care solutions toward lower retail inventory levels and a reduction in dedicated shelf space in the wake of new private label and competitive entries into this market. Skin care revenues advanced 17% during the quarter and included results for the recently introduced Curel AHA product line. Eyecare products in the U.S. attained a 6% increase in sales, benefiting from incremental sales of Opcon-A, an antihistamine/decongestant, which has received good initial acceptance. Revenues for consumer oral care products were nearly 20% below the third quarter of 1994, primarily due to sluggish demand for Interplak power toothbrushes and the discontinuation of the Clear Choice line of mouthwash in the U.S.

    Medical sector sales rose 49% from third quarter 1994 levels. Excluding the 1994 contact lens sales reserves from this comparison, sector revenues improved 20%. Worldwide contact lens revenues advanced 64% (18% excluding the 1994 sales reserves), led by a 45% increase in sales of planned replacement lens products, most notably in markets in the U.S., Asia and Europe. Sales of traditional contact lenses increased in Japan, but were relatively even with the third quarter of 1994 in other areas after considering the 1994 sales reserve. This trend reflects the general market shift toward planned replacement lenses. Worldwide revenues for rigid gas permeable (RGP) lenses and lens materials also contributed to overall contact lens growth and included sales of the new Boston 7 lens material. Worldwide ophthalmic pharmaceutical revenues improved 24%. Within the U.S., these results were attributable to the success of recently introduced products, including Tobramycin and Levobunolol, and to incremental sales of Crolom, which is indicated for seasonal allergic eye conditions. Third quarter revenues for prescription pharmaceuticals in Europe also advanced from the prior year. Increased demand was noted for the Company's lines of dental implants and hearing aids. Hearing aid revenues rose 25% in response to improved overall market conditions and encouraging consumer demand for the recently introduced Mirage completely in-the-canal product line. A new programmable hearing aid was also introduced during the quarter.

    A 6% improvement in the Company's biomedical sector reflected increased shipments of specific pathogen-free eggs and toxicology products, as well as increased revenues for animal operations outside the U.S.



Optics Segment Revenues

    Due to the sale of the Company's sports optics business earlier in the year, reported optics segment revenues declined 13% and 4% for the quarter and nine-month periods, respectively. Excluding sports optics results from these comparisons, optics segment revenues grew 13% for the third quarter and 10% for the first nine months. After also excluding the 1994 Asia-Pacific product returns, optics segment growth for the quarter and nine-month periods was 1% and 6%, respectively. Revenue increases were evidenced for premium-priced sunglasses, driven by strong demand for new product lines including Ray-Ban xrays and Orbs and Killer Loop Activ which more than offset a decline in demand for products with more traditional designs. These positive results were attained during a period in which this business was actively engaged in programs to develop flexible manufacturing capacity for its new products. As a result, the Company was not able to meet fully the demand created by strong global consumer acceptance of new products. The ultra-premium-priced Revo and moderately-priced sunglass lines, including Liz Claiborne and Suncloud, also experienced increased sales in the 1995 third quarter. Many new sunglass products are in the fashion and sport segments, areas where the Company is trying to increase its market presence. Products in these segments are subject, in part, to the ability to anticipate and satisfy changes in consumer preferences and are generally characterized by shorter life cycles. Being successful in these categories generally requires innovative design and marketing expertise.

Net Sales By Geographic Region

    Sales in markets outside the U.S. totaled $228 million in the third quarter, an increase of $27 million or 13% from 1994, and represented 48% of consolidated revenues, compared to 45% in 1994. European revenues increased 12% and benefited from the favorable impact of currency movements, particularly in Germany. This progress also reflected improved demand for the Company's sunglasses, over-the-counter medications, lens care products and planned replacement lenses. Sales in Japan advanced 13%, attributable to favorable currency exchange rate fluctuations, as well as increased sales of sunglasses, contact lenses and lens care products. Elsewhere in Asia, revenues advanced 57%, based on the effect of sunglass product returns in the 1994 period, which more than offset the unfavorable impact of foreign currency rate fluctuations on results in 1995. Revenues declined 12% in Latin America and Canada. Sales shortfalls in Mexico more than offset improvement in Brazil, where demand has increased primarily attributable to rising consumer confidence. If results for the discontinued sports optics business are excluded from these comparisons, sales in Europe, Japan and elsewhere in Asia advanced 13%, 13% and 60%, respectively, while revenues declined 2% in Latin America and Canada. After also excluding the 1994 Asia-Pacific product returns from the comparisons, revenues in Asia outside of Japan declined by 3%.

    U.S. sales totaled $248 million in the third quarters of 1995 and 1994. Revenue increases for planned replacement contact lenses, sunglasses, pharmaceuticals and hearing aids were offset by the divestiture of the sports optics business and shortfalls for soft lens care solutions. Excluding the divested sports optics business from 1994 results, U.S. sales increased 14% over the prior year level. After also excluding the third quarter 1994 contact lens sales reserve, U.S. revenues improved 5%, and reflect the impact of new product introductions as well as a closer alignment of the Company's sales to consumer purchasing patterns, particularly in the sunglass business.



Costs And Expenses

    The ratio of the cost of products sold to sales was 43.1% for the 1995 third quarter versus 52.9% for the comparable 1994 period. For the respective nine-month periods, this ratio was 44.5% for 1995 and 48.4% for 1994. The improvement is due to shifts in sales mix toward higher-margin hearing aids and pharmaceutical products as well as the divestiture of the sports optics business and favorable impact of foreign currency exchange rate changes. These trends more than offset the impact of increased demand for lower-margin planned replacement lenses and new sunglass products. It is expected that developing new contact lens manufacturing technologies and rationalizing some current product lines should reduce the costs of producing soft contact lenses in the future. Programs to develop flexible sunglass manufacturing capacity are also expected to improve efficiencies and reduce the margin differential between traditional and new products.

    Selling, administrative and general expenses were 36.4% of sales in the third quarter of 1995, a decrease from 39.1% in 1994 resulting from lower advertising expenditures. For the nine-month period, these expenses were 38.9% of sales in 1995 and 38.0% of sales in 1994. The year-to-date increases reflect promotional support for the launch and test marketing of several new products. Higher levels of advertising and promotion spending in the first six months included additional support for Ray-Ban sunglasses in key markets, skin care product advertising and the establishment of a business development fund for marketing programs directed toward contact lens patients. Corporate administration expense was 2.6% of sales in 1995 versus 2.2% for the 1994 third quarter. The Company's stated objective is to manage these expenses to a targeted level of no more than 3% of sales. Research and development expense for the 1995 third quarter increased 8% from 1994 levels. 1995 spending has been primarily directed toward the support of new sunglass, contact lens, and pharmaceutical products.

Restructuring Reserves

In the fourth quarter of 1993, the Company announced plans to restructure its sunglass, pharmaceutical and biomedical operations and recorded a pre-tax restructuring charge of $50 million. As of September 30, 1995, $1.6 million of the original reserve remained on the Company's balance sheet. All actions contemplated at the time of establishing the reserve have been completed or are expected to be fully completed in 1995. Reserves remaining primarily represent liabilities for continuing severance payments and project expenses and are believed to be adequate.

Business Segment And Operating Earnings

    Business segment earnings of $94 million for the 1995 third quarter improved $63 million from the 1994 third quarter. This primarily reflected the depressed level of 1994 results attributable to sales reserves and product returns. Improved operating results for oral care products, skin care products, contact lenses, hearing aids and prescription pharmaceuticals also contributed to this positive performance. Operating earnings totaled $82 million, an increase of $60 million from the prior year period, again reflecting the depressed 1994 results.



Other Income And Expenses

    Income from investments totaled $9 million for the third quarters of 1995 and 1994, as higher non-U.S. investment levels and interest rates were offset by lower income earned on an interest rate swap associated with the Wilmington Partners L.P. transaction. Interest expense of $11 million for the 1995 third quarter increased $1 million over the third quarter of 1994, despite lower debt levels, as a result of higher interest rates on U.S. borrowings.

    The Company recognized a net foreign currency loss of $2 million, representing a decline of $3 million from the net $1 million gain recognized in 1994. This reflected anticipated lower premium income earned on the Company's Irish pound hedge contracts in the current year.

    The Company's reported income tax rates for the three- and nine-month periods were 37.0% and 36.6% in 1995 compared to 33.3% and 32.8% in 1994, respectively. 1994 rates benefited from a reduction in statutory tax rates in Germany for which the Company recorded an adjustment to its deferred tax liabilities. 1995 rates reflected the increased significance of earnings in countries with relatively higher statutory rates, most notably Japan and Germany.


Liquidity And Financial Resources

Cash Flows Provided By Operating Activities

    Cash flows provided by operating activities totaled $200 million through September 1995, an increase of $44 million from the prior year period. This improvement was primarily attributable to cash realized from the net settlement of foreign currency hedge contracts, the comparisons against significant restructuring actions completed in 1994 and the timing of payments for advertising and promotion. These factors were moderated by the positive cash flow in 1994 generated by collections on receivables outstanding at the end of 1993.

Cash Flows Provided By Investing Activities

    Cash flows provided by investing activities improved $551 million from 1994 to $15 million. Purchases of property, plant and equipment totaled $58 million, a decrease of $5 million from 1994. Higher capital spending in the prior year was primarily in support of the development of new contact lens technology. Major projects in 1995 include new cast mold capacity for contact lenses and manufacturing improvements for sunglasses in the U.S., Europe and Asia-Pacific regions. Other investing activities in the first nine months of 1994 included the acquisition of the assets of Revo, Inc., a U.S.-based manufacturer of high performance sunglasses and the investment of $425 million in securities of a wholly-owned subsidiary of a triple-A rated financial institution, while in 1995, the reported net inflows of cash included amounts received from the divestiture of the Company's sports optics business, from a deposit refund and from collections of notes receivable.



Cash Flows Used In Financing Activities

    Approximately $166 million in cash was used in financing activities, including repurchases of the Company's Common shares, the payment of dividends and repayments of U.S. promissory notes.

Free Cash Flow

    The Company has continued to improve cash flow and reduce its working capital requirements. The Company's goal is to maximize free cash flow which is defined as cash generated before dividends, the repayment of debt, stock repurchases and the acquisition or divestiture of businesses.

    Free cash flow for the nine months ended September 30, 1995 totaled $154 million. For the nine months ended September 24, 1994 free cash flow totaled $95 million. The increase over the prior year is primarily attributable to changes in other current assets and accrued liabilities levels and lower capital expenditures described previously.

Financial Position

    The Company's total debt, consisting of short- and long-term borrowings, decreased by $46 million from year-end 1994 to $544 million at the end of the 1995 third quarter. Bausch & Lomb's ratio of total debt to equity stood at 57% in September 1995 and 62% in September 1994. Cash and investments totaled $285 million and $194 million at the end of the third quarters of 1995 and 1994, respectively.

Access to Financial Markets

    To support its liquidity requirements, the Company maintains U.S. revolving credit agreements, typically with 364-day credit terms, totaling $290 million. The interest rate under the agreements is at the prime rate, or, at the Company's option, at a mutually acceptable market rate. No debt was outstanding under these agreements at September 30, 1995 nor were there any borrowings outstanding under the Company's $300 million medium-term note program. The Company also maintains bank lines of credit for its financing requirements. The availability of adequate credit facilities provides the Company with a high degree of flexibility to meet its obligations, fund capital expenditures and invest in growth opportunities.

Working Capital

    Working capital amounted to $262 million for the third quarter of 1995, versus $277 million at year-end 1994 and $302 million for the third quarter of 1994. The current ratio was 1.4 at September 30, 1995, December 31, 1994 and September 24, 1994.



OTHER FINANCIAL DATA

    Dividends declared on Common stock were $0.26 per share in the third quarter of 1995 and $0.245 per share in the third quarter of 1994. As a result of the goodwill impairment charge recorded in December 1994 and lower earnings performance reported during the most recent twelve-month period, the return on average shareholders' equity for the twelve-month period ended September 30, 1995 was 6%. This return was 14% for the twelve-month period ended September 24, 1994. Excluding goodwill impairment and restructuring charges, the return on average shareholders' equity would have been 12% in 1995 versus 14% in 1994.

OUTLOOK

    Worldwide sales for many of the Company's products are expected to continue to show year-over-year growth for the remainder of 1995. Within the lens care products category, success in the important U.S. market is dependent on a rebound in shipments to retail customers. Additionally, overall Company growth is dependent on the ability to meet consumer demand for new sunglass products. The positive effect of changes in foreign currency exchange rates noted earlier in 1995 has lessened, and there can be no assurance that these trends will continue into the fourth quarter. The Company also continues to monitor the effect of adverse economic trends in certain markets, particularly in Latin America.

For contact lenses, manufacturing capacity for the Company's next generation of planned replacement lenses will be increased. The Company has previously announced that it will commit a total of more than $30 million in this area. This increased capacity will allow the Company to capitalize on consumer trends toward this type of lens product, and reduce contact lens manufacturing costs beyond 1995.

As noted earlier, the increasing significance of earnings in Japan and Germany have increased the Company's reported tax rate for the first nine months of 1995, and this trend is expected to continue.




PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

        In its 1994 Annual Report on Form 10-K and its first and second quarter 1995 Forms 10-Q the Company reported on proposed class actions filed in Pennsylvania, New Jersey, New York and California state courts, alleging that the Company misled consumers in its marketing and sale of Sensitive Eyes Saline and Rewetting Drops, Boston Rewetting Drops and Conditioning Solution and the Company's eyewash product. On September 12, 1995, the Company entered into a stipulation in the New York case, certifying a nationwide class of consumers of Sensitive Eyes Rewetting Drops, Boston Rewetting Drops, Bausch & Lomb Eyewash and ReNu Rewetting Drops for the period May 1, 1989 to June 30, 1995, which is awaiting court approval. A similar action has been moved from federal to state court in California and has been temporarily stayed pending further developments in the New York case. In each of these matters, the Company is defending itself vigorously in part on the basis that the Company's actions were in compliance with applicable FDA regulations.

        In its 1994 Annual Report on Form 10-K, the Company described proposed shareholder class actions involving purchasers of stock between December 14, 1993 and June 3, 1994 and between June 4, 1994 and January 25, 1995. The suits claim the Company did not fully disclose information about expected future financial results, thus misleading its shareholders. On September 25, 1995, the plaintiffs in these actions consolidated their claims and filed a second amended consolidated complaint. The Company continues to vigorously defend against these claims.


Item 6. Exhibits and Reports on Form 8-K.

    (a) Item 601 Exhibits

                Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter for which this Report is filed.





SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 BAUSCH & LOMB INCORPORATED




Date:   November 14, 1995        By:    (Jay T. Holmes)
                                        Jay T. Holmes
                                        Executive Vice President and
                                        Chief Administrative Officer






Date:   November 14, 1995        By:    (Stephen C. McCluski)
                                        Stephen C. McCluski
                                        Senior Vice President,
                                        Finance





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

            (27)    Financial Data Schedule (filed herewith)





Exhibit 11

Statement Regarding Computation of Per Share Earnings

Dollars And Shares In Thousands-
Except Per Share Data
                                   NINE MONTHS ENDED
                              September 30     September 24
                                 1995            1994

Net earnings                    $115,387         $76,405


Actual outstanding Common
    shares at beginning
    of year                       58,992          59,118


Average Common shares
    issued for stock
    options and effects
    of assumed exercise
    of common stock
    equivalents and
    repurchase of
    Common shares                  (745)             669
                                 -------          ------

Average Common shares
    outstanding                 $ 58,247         $59,787
                                 =======          ======


Net earnings per Common
    and common share
    equivalent                   $   1.98          $  1.28
                                  =======           ======




Exhibit 12

Statement Regarding Computation of Ratio of Earnings to
Fixed Charges

Dollar Amounts In Thousands
                                   September 30,  December 31,
                                   1995            1994

Earnings before provision
    for income taxes and
    minority interest            $207,011       $ 90,340

Fixed charges                      36,420         42,954

Capitalized interest, net
    of current period
    amortization                      195            260
                                  -------        -------

Total earnings as adjusted       $243,626       $133,554
                                  =======        =======


Fixed charges:
    Interest (including
    interest expense and
    capitalized interest)        $ 34,999       $ 41,379

    Portion of rents
    representative of the
    interest factor                 1,421          1,575
                                  -------        -------

Total fixed charges              $ 36,420       $ 42,954
                                  =======        =======


Ratio of earnings to fixed
    charges                         $6.69          $ 3.11<F1>
                                  =======        =======



<F1>Excluding the effect of the goodwill impairment charge
    recorded in the fourth quarter of 1994, the ratio of earnings to fixed charges at December 31, 1994 would have been 4.86.
