Form 10-K/A
period 1993-12-31
BAUSCH & LOMB INC
filed 1996-03-14
CIK 10427

1993

Annual
Report

Meeting
Global
Needs



                                                            Bausch
                                                            & Lomb
                                             Healthcare and Optics
                                                         Worldwide




                                  [Photograph]

The Healthcare Segment

The Healthcare Segment Five-Year Summary Of Results
------------------------------------------------------------
(Dollars In Millions)
            1989      1990      1991       1992     1993
------------------------------------------------------------
Net Sales   779.6     856.4     943.8    1,033.2   1,169.2
Earnings    136.2     142.3     102.4*     176.1     192.3**
------------------------------------------------------------
 *Includes restructuring and special charges of $50.3 million. **Includes restructuring charges of $15.9 million.


Bausch & Lomb's healthcare segment revenues increased 13% in 1993 to $1,169 million. Growing worldwide demand for lens care products led this progress. Excluding restructuring charges, earnings rose 18% in response to higher sales of lens care products and operating performance gains for the U.S.pharmaceutical business.

The Personal Health Sector
--------------------------------------------------------------------------------
In Bausch & Lomb's personal health sector, contact lens care and general eye care products enjoyed strong worldwide demand. Technological leadership and close working relationships with health care professionals are the foundation of this success.


Contact Lens Care Products



[Photograph]



The ReNu and Boston lines are the world's most technologically advanced products for the care and cleaning of contact lenses.

Bausch & Lomb enhanced its leadership of the more than $1.5 billion global contact lens care market in 1993. Total lens care revenues rose by 11% over 1992, and operating earnings grew rapidly in response to increasing sales of ReNu multi-purpose solution and the Boston line of rigid gas permeable (RGP) solutions, the world's most technologically advanced products for the care and cleaning of contact lenses.

   The fastest rate of revenue growth occurred in Latin America, where sales rose by more than 50% over last year, with particularly notable gains in Brazil and Mexico. Outstanding demand in China, Japan, and Hong Kong caused revenues in the Asia-Pacific region to increase more than 15%. In the U.S., sales grew by more than 10%, while in Europe, the adverse effect of fluctuations in currency exchange rates held revenues in line with 1992.

Geographic Mix Of Bausch & Lomb's Lens Care Revenues
--------------------------------------------------------------------------------
                         U.S. 63%
                         Asia-Pacific 16%
                         Europe, Middle East,
                         and Africa 15%
                         Latin America and Canada 6%

   Global shipments of contact lens care products were led again this year by the ReNu line, which achieved worldwide sales of almost $200 million in 1993. Consumers and vision care specialists throughout the world have made ReNu multi-purpose solution the product of first choice for the cleaning and disinfection of soft contact lenses. In the U.S., sales of ReNu multi-purpose solution increased by more than 30% over the previous year.

   The recommendations of vision care professionals remain the foundation of the success of the ReNu line. Patients started on the ReNu solution regimen when first receiving their contact lenses stay very loyal to the brand. Bausch & Lomb's efforts to educate doctors about the benefits of the ReNu line led to a record increase in the Company's share of starter care kits given to new contact lens patients in the U.S. Similar results were evident in other markets throughout the world, including Latin America, where doctor recommendations helped revenues for the ReNu line to increase significantly. Sales of ReNu multi-purpose solution doubled in Brazil during 1993 and the Company became the leader of that market.

Worldwide Sales For The ReNu Product Line
--------------------------------------------------------------------------------
(Dollares In Millions)

1989      77
1990      89
1991     111
1992     152
1993     197

   Worldwide sales for solutions used for the care of RGP lenses, including the Boston line, increased by more than 15% in 1993. This line earned its largest share ever of the U.S. market, where sales grew by more than 10%. Revenues in markets outside the U.S. rose by more than 30%, led by Europe, where sales increased 40%.

   Private label manufacturers in the U.S. have not affected results for the ReNu and Boston lines. The advanced, proprietary formulations and superior value of these products present formidable barriers to this type of competition. To date, private label solutions have gained less than 5% of contact lens care industry sales.

   During 1993, the construction of a new contact lens solutions manufacturing plant in China was completed. In another important Asian market, India, sales grew rapidly in 1993 after Bausch & Lomb's joint venture opened a new solutions plant at the end of 1992. Emerging markets in Asia and Latin America now constitute 9% of total solutions sales. The Company's progress in developing markets where contact lens and solutions usage is in its infancy has been important to Bausch & Lomb's success.

   The outlook for 1994 is quite positive. Lens care revenues and earnings should increase at a good rate owing to continuing share gains in the U.S. and a growing population of contact lens wearers in high-growth markets throughout the world.

Oral Care Products


                                  [Photograph]


The Company's oral care line includes Clear Choice alcohol-free mouthwash, the Interplak line of power toothbrushes, and Interplak dentifrice.


Stimulated by the introduction of Clear Choice alcohol-free mouthwash, the Company's oral care sales rose by 10% in 1993.

   Clear Choice, the first alcohol-free mouthwash to be distributed nationally in the U.S., is formulated to kill germs and freshen breath without harsh ingredients. Its positioning in the market contrasts it with leading brands, and it has appealed to health-conscious consumers and dental professionals. Clear Choice mouthwash is being supported by the same manufacturing, marketing, and distribution resources that underpin the Company's contact lens care products.

   A 32-ounce size of Clear Choice mouthwash was introduced during the second half of 1993. As the most popular mouthwash size, it is expected to increase the visibility of the product on display shelves as distribution widens, and to reinforce its position as the leading brand in its category. Media spending in 1994 will remain strong as the Company supports the continued growth of this product.

   Consolidated worldwide revenues for the Interplak line increased modestly from their depressed levels of the previous year. New Interplak power toothbrush models and improvements to quality resulted in fewer product returns in the U.S. and increased profitability during the year. Better operating results were especially evident in Asia.

   Two new models of the Interplak power toothbrush are scheduled to be introduced during 1994. They provide significant technological and quality improvements over earlier models. These advances will allow the Interplak power toothbrush to be produced in a compact size for patients who prefer a smaller toothbrush, and for children. New models will also offer consumers improved reliability and convenience.

   For 1994 the Company expects oral care revenues to grow moderately. Clear Choice mouthwash should solidify its position as the leading non-alcoholic brand of mouthwash, while efforts in the Interplak power toothbrush business will focus on the introduction of new models in the second half of the year.

Skin Care Products

                                  [Photograph]



Curel and Soft Sense lotions deliver long-lasting moisturizing ingredients without a greasy, oily feeling.


Bausch & Lomb entered the skin care market in 1993 by acquiring two solidly established product lines, Curel and Soft Sense, which are ideally positioned to benefit from the Company's health care marketing expertise and broad base of retail distribution. Curel lotion holds the number three position in the therapeutic portion of the hand and body lotion market, the fastest growing category in the industry. Currently estimated at $250 million in manufacturers' sales, this part of the market has grown at a compound annual rate of 9% over the past five years.

   The Curel line has earned broad support among dermatologists for its proprietary formulation, which provides delivery of long-lasting moisturizing ingredients without a greasy, oily feeling. This formulation has made Curel lotion the standard against which leading moisturizers and creams are measured. Curel lotion will receive enhanced advertising and broader distribution in 1994.

Eye Care Products

Increased shipments of Bausch & Lomb Moisture Drops and Allergy Drops solutions led to outstanding results for Bausch & Lomb's general eye care business in 1993. Total revenues rose by more than 25% over 1992, and the Company's share in this $200 million retail market also increased. Since Bausch & Lomb introduced its first product in 1985, sales in this category have grown at a compound annual rate of 20%.

   Revenues for Bausch & Lomb Moisture Drops artificial tears increased by more than 35% in 1993, strengthening its market position. Demand for Bausch & Lomb Maximum Strength Allergy Drops solution was also outstanding, and its sales jumped almost 70%.

   During 1994 the Company expects to receive approval from the FDA to market the first over-the-counter version of a prescription drug used to treat eye allergies. It is expected to gain broad acceptance among consumers who currently use the prescription version of this medication and by others who require a highly effective product for the treatment of itchy eyes and other allergy symptoms.

Over-the-Counter Medications

Revenues in the Company's over-the-counter medications business rose by approximately 10%, despite the adverse effects of fluctuations in currency exchange rates in Europe during 1993. Products in this line include analgesics, sedatives, sleep aids, hay fever remedies, nasal moisturizers, and otic products. Most of Bausch & Lomb's over-the-counter medications business is based in Germany.

   Favorable trade acceptance of the Company's new Vivivit Q10 vitamins was an important factor in Bausch & Lomb's sales growth. Vivivit Q10 is a food supplement containing co-enzyme Q10, also called ubichinone, which aids the process of energy conversion in human cells. Within two months, the Company was able to place this product in 70% of all pharmacies in Germany.

   The over-the-counter medications business is expected to continue to grow in the coming year as distribution for its products widens.


The Medical Sector
--------------------------------------------------------------------------------
Within the medical sector, shipments of contact lenses used in planned replacement programs advanced sharply during the year. Increased revenues and improved operating performance were also visible in the U.S. pharmaceutical business.


Contact Lenses



[Photograph]


The new Occasions multi-focal lens and the Medalist 66 high-water content lens are part of the industry's broadest line of products.


Led by sales of soft contact lenses used in planned replacement programs and the introduction of new products, Bausch & Lomb's worldwide contact lens revenues rose 5% in 1993. Unit shipments advanced in response to sharply increased demand for SeeQuence and Medalist lenses, which address the fast-growing disposable and planned replacement segments of the market.

   From a geographical perspective, sales rose more than 10% in the U.S. and 20% in Latin America and Canada combined. Recessionary economies in Europe and Japan and adverse currency exchange rate fluctuations moderated the rate of growth on a worldwide basis. Sales in Europe declined by 9%, while revenues in Asia, constrained by results in Japan, were equal to the prior year. Worldwide sales of rigid gas permeable lenses remained even with 1992.


Geographic Mix of Bausch & Lomb's Contact Lens Revenues
--------------------------------------------------------------------------------
                         U.S. 48%
                         Asia-Pacific 26%
                         Europe, Middle East,
                         and Africa 19%
                         Latin America and Canada 7%


   During the year, Bausch & Lomb strengthened its leading position in the $1.5 billion global contact lens market. SeeQuence and Medalist lenses continued to post excellent results, with sales rising over 60%. SeeQuence disposable contact lenses are designed to be discarded after being worn for one or two weeks, and Medalist planned replacement lenses are designed to be changed every one to six months. Replacement of lenses at monthly or quarterly intervals provides most of the same benefits as disposables, but at a lower cost.

   More than 35% of soft contact lens wearers in the U.S. now use disposable or planned replacement lenses. This trend is expected to continue, since 65% of soft lens wearers in the U.S.--more than 13 million patients--still use traditional lenses which are replaced once a year.

   The rate of contact lens usage among vision- corrected people living outside the developed U.S. and European markets remains below 5%, providing significant opportunities for growth throughout the world. To address this potential, the Company continues to aggressively broaden distribution for SeeQuence, Medalist, and other lenses in new markets. In Latin America, for example, sales of SeeQuence and Medalist lenses doubled in 1993 and they were marketed in Venezuela and Colombia for the first time.

   New products also play an important role in the Company's strategy to raise the rate of contact lens usage. The Medalist 66 lens was introduced in Scandanavia during the fourth quarter of 1993. This lens is non-ionic, which means that proteins and other contaminants do not accumulate on it during normal wear, and it also offers the higher water content preferred by European eye care specialists. It is manufactured by Bausch & Lomb's advanced cast molding process, which allows the Company to make high-quality lenses in large quantities at low cost. Medalist 66 lenses should be well accepted by patients in Europe, where high-water materials account for over 60% of all lenses sold to new patients. This line will be introduced throughout the rest of Europe and in the U.S. in 1994.

Percentage of U.S. Soft Contact Lens Wearers Using
Disposable, Planned Replacement, And Traditional Lenses
--------------------------------------------------------------------------------
                         Traditional 65%
                         Disposable 18%
                         Planned Replacement 17%

   The successful launch of the Occasions line in the U.S. was an important development in 1993. Occasions contact lenses are worn only once before being discarded, and will be especially beneficial in selected situations when contact lenses are preferred over spectacles. The Occasions multi-focal lens for correction of presbyopia was the first product in this line to be marketed. They are more comfortable, easier to adapt to, and provide better vision than previous multi-focal lenses. During 1994, Bausch & Lomb will introduce additional contact lenses in the Occasions line, including lenses for near- or far-sighted patients and toric lenses for astigmatic patients.

   Clinical tests of a new highly oxygen-permeable lens material developed by the Company have yielded very encouraging results. Lack of oxygen flow to the cornea is harmful and is implicated in a variety of serious eye conditions. This patented new formulation is up to 10 times more oxygen permeable than current soft lens materials. A daily-wear version of a lens made from this material will be submitted to the FDA for approval during 1994.

Index of Worldwide Unit Shipments For
Bausch & Lomb's Soft And Rigid Gas Permeable Lenses
--------------------------------------------------------------------------------
(Percent)

1989      100
1990      130
1991      177
1992      252
1993      355


   For the coming year, the Company expects further good revenue growth for its contact lens business in the U.S. and increased sales to emerging markets.

Pharmaceuticals


[Photograph]


Bausch & Lomb's pharmaceutical line includes generic products such as Tobramycin Ophthalmic Solution and proprietary products such as the OptiPranolol line.

A major turnaround in U.S. pharmaceutical operations began in 1993. After protracted regulatory delays, the Company received its first license to produce a new generic drug in its state-of-the-art plant in Tampa, Florida, during the fourth quarter. This product, Tobramycin Ophthalmic Solution, USP, 0.3%, is the first substitutable version of Tobrex, a widely prescribed antibiotic on which patent protection had expired. Additional product approvals are anticipated in 1994.

   The approval of Tobramycin solution was one of many positive developments in U.S. pharmaceutical operations. Total revenues rose by more than 15% during the year while operating losses declined by $4 million. Increased shipments of OptiPranolol solution, the leading value-priced glaucoma medication in the U.S., contributed importantly to this progress. Worldwide pharmaceutical sales rose by close to 5%, while operating earnings declined modestly, excluding the effect of restructuring charges. Results for the Company's Dr. Mann Pharma subsidiary declined from the previous year owing to the effects of German health care reform legislation and adverse currency exchange rate movements. Despite these challenges, Dr. Mann Pharma remained very profitable and ended the year with its solid market position intact.

   By the second quarter of 1994, the Company expects to have a sufficient number of products approved to transfer U.S. production to its Tampa facility, which is one of the most advanced manufacturing plants in the industry. It is highly automated, providing Bausch & Lomb with a significant cost advantage over other producers. The facility meets new, stricter FDA standards, which represent a barrier to entry for competitors.

Composition Of U.S. Opthalmic Pharmaceuticl Market
--------------------------------------------------------------------------------
(Percent)
                         Beta Blocker 25%
                         Miotic/Glaucoma 16%
                         Corticoids 13%
                         Anti-Infectives 11%
                         Artificial Tears 9%
                         Decongestants 8%
                         Other 18%


   The opportunities in the generic ophthalmic pharmaceutical market remain excellent. Several pharmaceutical products with substantial industry sales have recently lost patent protection. Among the abbreviated new drug applications (ANDAs) that the Company has filed with the FDA are several applicable to these products, which represent approximately $100 million in industry sales. Approvals are expected over the course of the year.

   The outlook for worldwide pharmaceutical operations in 1994 is increasingly positive. Sales should rise at a good rate in the U.S. and in Germany, where market conditions are expected to improve. Earnings are expected to show substantial improvement over previous years as U.S. operations become profitable.

Hearing Care


[Photograph]


The Miracle-Ear line offers a wide selection of hearing aids including soft-shell units and models that fit behind the ear and in the ear canal.

During 1993, Bausch & Lomb acquired Dahlberg, Inc., manufacturer of the Miracle-Ear line of hearing aids and the number two company in the U.S. market. The acquisition followed a four-year-long evaluation of the hearing care field and the successful development of Bausch & Lomb's unique soft-shell hearing aid.

   Miracle-Ear is the most widely recognized brand name in its field, and Dahlberg has been a leading provider of hearing aids for more than 20 years. With more than 1,000 franchised Miracle-Ear hearing centers, and a plan to reach 2,000 within the next decade, Bausch & Lomb now has the most extensive distribution system in the industry. The Company offers a complete line of hearing aids, including programmable units and models that fit behind the ear or in the ear canal.

   The hearing aid market did not experience growth in 1993, as consumers delayed purchases as a result of uncertainties in the marketplace. The impact of health care reform legislation and adverse publicity surrounding actions by the Federal Trade Commission (FTC) and

FDA to heighten regulatory oversight of the industry slowed demand for hearing aids. Despite the temporary effect on the market, the Company believes that increased regulatory supervision will work in favor of consumers and the industry. As a company familiar with the requirements of the FDA, Bausch & Lomb is well equipped to operate in this new regulatory environment.

   The coming year will be a period of investment as the Company strengthens the Miracle-Ear management structure and meets new marketing challenges. Additionally, Bausch & Lomb will implement the best warranty and customer satisfaction policies in the industry. An aggressive schedule for the development and introduction of new products is also planned, including the launch of the SoftChoice hearing aid, which is expected to retail for less than $700. The Company further intends to introduce AudioChoice, a high-value, mid-priced line of hearing aids. These actions, coupled with the introduction of the Bausch & Lomb name throughout the Miracle-Ear distribution system, should bolster confidence in this product category.

Dental Implants

During the first quarter of the year, Bausch & Lomb acquired Steri-Oss, Inc., a company which has established a leading position in the $300 million global market for dental implants. Steri-Oss manufactures devices that are implanted into the jawbone providing a permanent anchor for artificial teeth. This acquisition was consistent with Bausch & Lomb's strategy to market specialized oral care products that prevent or treat conditions related to periodontal disease and tooth loss. Steri-Oss has earned a growing share of the dental implant market as a result of the breadth of its line of coated and uncoated titanium implants, technical and clinical research excellence, and a highly trained sales force that calls directly on dental professionals.

   Widened distribution and the introduction of several new implant designs led to solid revenue growth in this business in 1993. Steri-Oss is now the number four manufacturer of dental implants in the U.S., and is poised to improve on that standing.

   Bausch & Lomb will increase the Steri-Oss sales force in the U.S. to reach a wider audience of dental professionals while also increasing their familiarity and confidence with implant procedures. Opportunities also exist to grow revenues in markets outside the U.S., and Steri-Oss will provide increasing support to its distribution network in these markets. Based on these factors, dental implant revenues in 1994 are expected to progress strongly.

The Biomedical Sector
--------------------------------------------------------------------------------
The biomedical sector provides researchers throughout the world with purpose-bred, highly-defined, live animal models essential to the discovery and validation of new pharmaceuticals. These products are marketed through the Company's Charles River Laboratories subsidiary.

Consolidated revenues from biomedical products and services marketed through the Company's Charles River Laboratories subsidiary increased more than 5% in 1993. Sales of purpose-bred rodents used in scientific research rose modestly, while revenues for bioprocessing services and products--primarily monoclonal antibodies--declined as a result of regulatory delays encountered by clients awaiting product approvals by the FDA. Incremental sales of specific pathogen-free eggs for vaccine production led results for the year. During 1993, operating earnings declined as a result of reduced bioprocessing sales, increased costs relating to two new facilities, and plans to restructure global operations. Nonetheless, Charles River remained highly profitable, providing the Company with excellent cash flow.

Research Animals

Cost containment efforts prompted by health care reform legislation in the U.S. caused demand for laboratory research animals to decline throughout the industry. However, in a market where cost and quality are the primary concerns for researchers, sales of Charles River's high-quality and specialized rodent lines grew 4%. Fluctuations in currency exchange rates affected results adversely in Europe, where sales declined by 6%, but favorably in Japan, where revenues grew by more than 15%.

   Specialized research animals range from models developed through a process of spontaneous mutation to transgenic animals altered by the insertion of specific genes which produce a particular illness. Models sold by Charles River include immunodeficient mice such as the Nude mouse and the Fox Chase SCID (Severe Combined Immuno Deficient) mouse, which are used widely in AIDS and infectious disease research, and the OncoMouse, a transgenic animal which has an increased susceptibility to cancer.

Distribution Of Charles River Laboratories'
Research Animal Revenues
--------------------------------------------------------------------------------

                         Pharmaceutical and
                         Private Labs 60%
                         Colleges and Universities 22%
                         Government 6%
                         Hospitals 6%
                         Biotechnology Companies 6%

   Sales of technical services that are required for the care and maintenance of transgenic animal species also grew rapidly during 1993. While researchers have the resources to develop and refine transgenic animals, they frequently lack the capability for the ongoing care and production of these models. Charles River's customers for these services include universities, research institutions, and pharmaceutical companies. Although these sales still represent only a small percentage of total revenues, this market is growing at a very good rate.


Bioprocessing Services

Researchers using Charles River's monoclonal antibodies benefit from high product quality and low cost.


[Photograph]





Charles River is the world's leading in-vivo contract producer of bulk monoclonal antibodies, which are bioengineered versions of proteins naturally produced in the body. Regulatory delays encountered by clients using Charles River's monoclonal antibodies have affected sales for the past two years. However, each year more researchers initiate projects using monoclonal antibodies produced in-vivo, due to higher product quality and lower cost. As a result, demand is expected to increase.

Products Derived From Specific Pathogen-Free Eggs

Charles River acquired the Connecticut-based firm, SPAFAS, the world's largest producer of specific pathogen-free (SPF) eggs, during the fourth quarter of 1992. Sales grew at an outstanding rate during 1993, and the Company expanded production capacity. SPAFAS' products are currently used for poultry vaccine products, in the production of human vaccines (including vaccines for chicken pox, measles, and influenza), and in growing the sendai virus used to make natural interferon.

Outlook

For 1994, the Company expects biomedical revenues to increase modestly. Operating results should improve as a result of streamlining programs.

The Optics Segment

Optics segment revenues increased one percent in 1993 to $661 million. Sluggish demand for sunglasses in Asia and Europe offset the good progress achieved by the sports optics business during the year. Excluding restructuring charges, earnings were 17% below 1992.

The Optics Segment Five-Year Summary Of Results
------------------------------------------------------------
(Dollars In Millions)

           1989      1990      1991       1992      1993
------------------------------------------------------------
Net Sales   440.7     512.2     576.3      675.9     660.9
Earnings     95.1     112.4     137.9      135.5      79.6*
------------------------------------------------------------
*Includes restructuring charges of $32.9 million.


Sunglasses


[Photograph]



New products such as the Ray-Ban Survivors line and Ray-Ban
Driving series sunglasses featuring ChroMax color-contrast technology represent a growing portion of sunglass revenues.


Marketing conditions for sunglasses were particularly challenging in 1993. Europe and Japan, which traditionally account for more than 30% of the Company's sunglass revenues, experienced deep recessions, and sales in both areas fell by more than 10%. However, worldwide sales were only modestly below 1992 as a result of good progress in Latin America and incremental U.S. sales from the Liz Claiborne and Suncloud product lines. The sluggish worldwide sales led to a decline in sunglass earnings, a development that drew a rapid response.


   Recent enhancements to sunglass manufacturing operations have resulted in increased productivity, especially in core production centers in Waterford, Ireland, Rochester, New York, Oakland, Maryland, and San Antonio, Texas. This made it possible to implement a plan for reductions in excess worldwide production capacity and to undertake other measures to improve profitability in the wake of sluggish worldwide demand. The Company is closing one of its older plants, and will implement a series of other steps recognized in a restructuring charge during 1993. These actions are expected to increase margins as unit volumes improve.

   The Company remains the world's leading manufacturer of premium-priced sunglasses. The Ray-Ban line is the best selling and most coveted in the world, enjoying a market share five times greater than its nearest rival.

   Consumers have shown growing interest in sunglass lines that provide special performance features, and Bausch & Lomb has responded to this trend. Sales of the Company's Killer Loop line were outstanding, increasing by more than 60% over 1992. Endorsed by leading athletes in a variety of professional sports, Killer Loop sunglasses feature high-impact resistant polycarbonate lenses. The lenses are available in seven different colors, allowing the wearer to create a sports shield that is right for any light condition.

   In the first quarter of 1994, the Company acquired the Revo line of high performance sunglasses.

Featuring multi-coated lenses and sleek frames, Revo sunglasses compete in the high end of the premium-priced category of the market, where sunglasses retail for $150 and above. The superior lens technology and styling of the Revo line have earned it significant growth over the past four years. This collection will be strengthened by Bausch & Lomb's expertise in sunglass manufacturing and distribution.

   An important technological enhancement introduced by the Company in 1993 was the patented DiamondHard scratch protection system. This is an advanced, non-peeling, amorphous diamond coating which renders glass lenses 10 times more scratch resistant than uncoated glass. DiamondHard coatings were featured on the Company's Ray-Ban Survivors line, which proved popular with active, outdoor-oriented consumers.


Geographic Mix of Bausch & Lomb's Sunglass Revenues
--------------------------------------------------------------------------------
                         U.S. 47%
                         Europe, Middle East,
                         and Africa 25%
                         Asia-Pacific 18%
                         Latin America and Canada 10%


   In 1994, the Company's emphasis on product performance enters an important new phase as marketing programs give far greater recognition to the potentially harmful effects of ultraviolet (UV) rays. Vision care professionals and clinicians have implicated UV radiation in a variety of serious eye conditions ranging from snowblindness to cataracts. The introduction of the Ray-Ban UV Index will educate the public about these effects in the following manner: A network of monitoring sites throughout the U.S. will relay readings electronically to Accu-Weather in Pennsylvania, the world's leading commercial weather firm. Calculations made from those readings will produce an easy-to-understand index on a 1-to-10 scale representing the amount of harmful radiation in a particular location. The Ray-Ban UV Index will be highlighted during television weather broadcasts and in major radio and newspaper reports throughout the U.S.

   An extensive array of new products is also planned for 1994. The Ray-Ban Driving series, featuring ChroMax color contrast technology, are the most advanced sunglasses for motorists ever made. Selected as the "official sunglass" of Road & Track Magazine, they use new technology to increase the intensity and contrast of driving colors: red, green, and amber. These sunglasses, to be introduced throughout the world during the first half of 1994, should contribute importantly to revenues. Also new for 1994 is the Senova line, which combines classic styling with state-of-the-art components in a sunglass specially designed for women. This new technology provides the same strength and protection consumers have come to expect from Ray-Ban sunglasses, but with lenses that are much lighter in weight. In 1994, the Company will also introduce Killer Loop Xtreme Pro series shields with polycarbonate lenses carrying the Company's DiamondHard scratch-resistant coating. This coating renders polycarbonate lenses three times more scratch resistant than regular shields while also enhancing their ability to repel water.

   The outlook for the Company's sunglass business is more favorable than a year ago. Improving market conditions in the U.S. and Latin America are expected to result in moderate growth in sales and profitability for the year.

Sports Optics


                                  [Photograph]



The Bausch & Lomb Elite line meets the requirements of consumers who demand the highest quality sports optics products.

Bausch & Lomb's sports optics business had a very successful year in 1993. Revenues grew 11% as the result of good demand across all major product lines. Progress was also made towards established goals for cash flow and return on invested assets. The expected benefits of the Company's relocation in 1992 from Southern California to Kansas were realized in the form of increased U.S. market share, reduced operating and distribution costs, and improved customer service.

Sports Optics Revenue By Product Line
--------------------------------------------------------------------------------
                         Binoculars 58%
                         Riflescopes 25%
                         Spotting Scopes 9%
                         Telescopes/Other 8%


   In the binocular area, strong demand for the Powerview and InstaVision models drove overall sales up by 13%. Powerview binoculars feature contemporary styling and design and are equipped with the patented Insta-Focus system. InstaVision binoculars combine focus-free operation, amber-coated optics, and a patented hand strap for convenient use. The Bushnell Mini-Compact binocular, featuring small, high-tech styling and lenses that reduce UV and infrared light, also proved to be popular with consumers. The Company's share of the North American binocular market reached record levels during the year and Bausch & Lomb now commands almost half of this $130 million retail product category.

   Sales of riflescopes increased almost 25% over the previous year, based on the successful launch of the Bausch & Lomb Elite model and wider distribution of the Bushnell Sportview riflescope. Elite riflescopes have multi-coated optics, one-piece durable construction, and proven accuracy. Bausch & Lomb's share in this important category of the sports optics market continues to benefit from partnerships with leading retailers through electronic data interchanges.

   Spotting scopes and astro telescopes also did well in 1993, with revenues increasing by more than 15% and 10%, respectively. Design enhancements, which were prompted by consumer responses to these lines, aided product success.

   During 1994 the Company plans to introduce several new products within the Bausch & Lomb Discoverer line of binoculars. They will include high-end, multi-coated, waterproof binoculars which are expected to retail for approximately $500. The Discoverer line will also offer a binocular model designed for astronomical or long-range surveillance. These new products are expected to fill a gap between the high-end Elite line of Bausch & Lomb binoculars and the moderately priced Bushnell line. Additionally, the mid-priced Trophy line will be marketed for the first time in 1994. Waterproof, fog-proof, and rubber-armored, Trophy binoculars feature a top-quality optical system and are designed to work under all weather conditions.

   For 1994, the Company expects balanced growth across all product lines, along with continued progress toward the other financial goals established for this business.

Optical Thin Films

Revenues from optical thin film coatings increased modestly during 1993. This business remained profitable, though economic conditions in Europe, from where it derives approximately 50% of its revenues, impacted results. Sales to Asia, a future source of growth, increased during the year. Uncertainty about the impact of government health care reform legislation contributed to a decline in medical lighting sales.

   Moderate growth in sales of optical thin film coating products is expected in 1994.

Financial Contents
34.       Financial Review
46.       Financial Statements
49.       Notes to Financial Statements
63.       Report of Independent Accountants
64.       Selected Financial Data

Report of Management

The following financial statements of Bausch & Lomb Incorporated were prepared by the Company's management, which is responsible for their reliability and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. Financial information elsewhere in this annual report is consistent with that in the financial statements.

   Management is further responsible for maintaining a system of internal controls to provide reasonable assurance that Bausch & Lomb's books and records reflect the transactions of the Company; that assets are safeguarded; and that its established policies and procedures are followed. Management systematically reviews and modifies the system of internal controls to improve its effectiveness. The internal control system is augmented by the communication of accounting and business policies throughout the Company; the careful selection, training, and development of qualified personnel; the delegation of authority and establishment of responsibilities; and a comprehensive program of internal audit.

   Independent accountants are engaged to audit the financial statements of the Company and issue a report thereon. They have informed management and the audit committee that their audits were conducted in accordance with generally accepted auditing standards which require a review and evaluation of internal controls to determine the nature, timing, and extent of audit testing. The Report of Independent Accountants is on page sixty three of this report.

   The recommendations of the internal auditors and independent accountants are reviewed by management. Control procedures have been implemented or revised as appropriate to respond to these recommendations. No material control weaknesses have been brought to the attention of management. In management's opinion, as of December 25, 1993, the internal control system was functioning effectively and accomplished the objectives discussed herein.


[Signature]


WILLIAM H. WALTRIP
Chairman and Chief Executive Officer


[Signature]

STEPHEN C. McCLUSKI
Senior Vice President
Finance


Report of the Audit Committee

The audit committee of the board of directors is comprised of three outside directors. The members of the committee are: Kenneth L. Wolfe, Chairman; Linda Johnson Rice; and Alvin W. Trivelpiece, Ph.D. The committee held three meetings during 1993.

   The audit committee meets with the independent accountants, management, and the internal auditors to provide reasonable assurance that management fulfills its responsibilities in the preparation of the financial statements and in the maintenance of an effective system of internal controls. The audit committee reviews the performance and fees of the independent accountants, recommends their appointment, and meets with them and the internal auditors, without management present, to discuss the scope and results of their audit work. Both the independent accountants and the internal auditors have full access to the audit committee.



[Signature]

KENNETH L. WOLFE
Chairman


                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 33

Financial Review

This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the Company's operational results, liquidity, and progress toward stated business objectives. The Company strives to maximize shareholder value over time and places particular emphasis on predictability of performance. Given stable global economies, the Company's goal is for annualized growth in the range of 15%, with a return on equity target of 20%. Management believes it is also essential to maintain a fairly conservative debt to equity ratio while optimizing the Company's overall cost of capital.
   As more fully described in Note 2--Restatement of Financial Information, 1993 financial information has been restated to reflect the decision to account for shipments under a fourth quarter 1993 U.S. contact lens distributor program as consigned inventory and to record revenues when the products were sold by the distributors to their customers. Additionally, a restatement was made to correct the improper recording of certain 1993 sunglass distributor sales in Southeast Asia.

   The Company has historically maintained a relatively low level of net debt, defined as borrowings less cash, cash equivalents, and short-term investments. Bausch & Lomb manages its established core businesses for both growth and cash flow, and continuously seeks opportunities to improve asset management and reduce operating costs. At the same time, management has not been reluctant to invest in development-stage businesses that can become a source of attractive future returns. Financial results for the three-year period covered in this review reflect such expenditures.

Results Of Operations
--------------------------------------------------------------------------------

OPERATING RESULTS BY BUSINESS SEGMENT

Bausch & Lomb's operating results are reported in two business segments. The healthcare segment includes contact lens care products, contact lenses and lens materials, eye care solutions, oral care products, skin care products, over-the-counter medications, prescription pharmaceuticals, dental implants, hearing aids, purpose-bred research animals, and bioprocessing services. These products accounted for 64% of the Company's 1993 revenues and 71% of its business segment earnings. Bausch & Lomb's optics segment includes sunglasses, binoculars, riflescopes, telescopes, and optical thin film coating services and products. These products accounted for 36% of Bausch & Lomb's consolidated revenues and 29% of its business segment earnings in 1993. Excluding the restructuring charges recorded in 1993 and described in Note 3 to the Financial Statements, the healthcare and optics segments would have comprised 65% and 35% of business segment earnings, respectively.

NET SALES

Consolidated revenues totaled $1,830 million in 1993. This was an increase of $121 million or 7% from 1992, net of the effect of unfavorable changes in exchange rates which reduced the growth in sales in U.S. dollars by $30 million or 2%. Sales in 1992 increased $189 million or 12% from 1991, including the positive effect of changes in currency exchange rates which contributed $19 million. Consolidated revenues have increased at rates of 10% and 13% for the most recent three- and five-year periods, respectively. In general, the effects of weakened economies in North America, Europe, and Japan have moderated overall revenue growth during the most recent three years. A summary of sales by business segment follows:

Net Sales By Business Segment

                           -------------------------------
Dollar Amounts In Millions   1993       1992        1991
----------------------------------------------------------
Healthcare                 $1,169.2   $1,033.2    $  943.8
Optics                        660.9      675.9       576.3
                           -------------------------------
Net sales                  $1,830.1   $1,709.1    $1,520.1
                           ===============================



34 Bausch & Lomb Incorporated and Consolidated Subsidiaries

HEALTHCARE SEGMENT REVENUES

Healthcare segment revenues advanced $136 million or 13% over 1992 to $1,169 million. Major product sector revenues as a percentage of total segment sales are presented in the following table:

Healthcare Segment Sales By Product Sector

                       ----------------------------------
                       1993          1992           1991
---------------------------------------------------------
Personal health          53%           52%            52%
Medical                  33%           33%            32%
Biomedical               14%           15%            16%
                       ==================================

   Within the personal health sector, 1993 revenues for lens care products advanced 11% from 1992, primarily due to higher unit shipments. Continued strong demand for the Company's ReNu and Boston lines of lens care solutions was reflected in improved results in all geographic regions except Europe. Worldwide oral care revenues increased by 10% over the prior year. The successful implementation of quality and customer service enhancements for the Interplak product line substantially reduced the level of returns from 1992. This more than offset the effects of increased competition and a weakened U.S. economy on sales. Also included in total oral care sales was a full year of shipments of the Company's Clear Choice alcohol-free mouthwash, introduced in the fourth quarter of 1992. Revenue growth in the personal health sector also benefited from incremental sales contributed by the Curel and Soft Sense skin care product lines acquired in the second quarter of 1993.

   In the Company's medical sector, revenues advanced 14% over 1992. Worldwide contact lens revenues increased 5%, due to significantly higher demand for SeeQuence and Medalist lenses used in disposable and planned replacement lens programs. In addition, the successful launch of the Company's Occasions multi-focal lens contributed incremental sales in 1993. Offsetting these positive trends, traditional contact lens revenues declined 11%, reflecting a shift in consumer demand toward disposable and planned replacement lenses and reduced pricing. Ophthalmic pharmaceutical revenues advanced moderately, as strong gains for U.S. operations were partially offset by the adverse effect of changes in government regulations on the Company's prescription pharmaceutical operations in Germany. Revenues in the medical sector also included results from the first quarter acquisition of Steri-Oss, Inc., a U.S. manufacturer of dental implants, and the third quarter acquisition of Dahlberg, Inc., manufacturer of the Miracle-Ear line of hearing aids.

   The 6% revenue growth in the biomedical sector was led by incremental sales resulting from the fourth quarter 1992 acquisition of SPAFAS, Inc., the world's largest producer of specific pathogen-free eggs used as media for vaccine products, as well as improved pricing for research animals.

Mix Of Healthcare Sales By Product Sector
--------------------------------------------------------------------------------
(Dollars In Millions)  1989  1990  1991  1992  1993
                       ----  ----  ----  ----  ----
Biomedical              121   134   153   160   168
Medical                 245   273   298   339   388
Personal Health         414   449   493   534   613
                       ----  ----  ----  ----  ----
                        780   856   944 1,033 1,169

[Mountain Graph: Mix Of Healthcare Sales By Product Sector]


   In 1992, healthcare revenues advanced $89 million from 1991 to $1,033 million. In the personal health sector, worldwide sales of lens care products increased 18% from 1991 levels. Heightened demand for the Company's ReNu and Boston lines of lens care products was evidenced in all geographic regions. These gains more than offset a decline in revenues for oral care products, which were impacted by weak market conditions in the U.S. and Japan, product returns from retail channels, and the effect of increased competition.

   In the Company's medical sector, all major product lines contributed to an overall revenue gain of 14%. Sales of contact lenses increased significantly, led by sharply higher worldwide demand for SeeQuence disposable lenses and the Medalist line of contact lenses used in planned replacement programs. Combined sales for these two product lines rose 65% during the year. Ophthalmic pharmaceutical revenues advanced 18% over 1991, reflecting gains for the Company's operations in Germany and the U.S.

   Revenues in the biomedical sector advanced moderately over 1991. Year-to-year comparisons were adversely affected by an unusually high order rate for bioprocessing services in 1991 from a customer that experienced subsequent delays in FDA approval to market its products.


                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 35

OPTICS SEGMENT REVENUES

Revenues for the Company's optics segment totaled $661 million in 1993, a decrease of $15 million or 2%. Worldwide sunglass sales declined modestly, as sluggish demand in Asia and Europe was compounded by adverse currency exchange rate changes in Europe. These factors were somewhat offset by substantial gains in Latin America and the favorable results from new sunglass lines acquired in 1992. Sales of premium-priced sunglasses in the U.S. trailed 1992 levels, due to the weakened U.S. economy as well as further actions taken to prevent the diversion of sunglasses to other markets. These actions are not expected to cause further erosion in U.S. unit volumes in 1994. Revenues for the Company's sports optics business improved by 11% from 1992 reflecting gains for Bushnell branded products, particularly binoculars and riflescopes. The Company's optical thin film coating business achieved modest revenue gains despite unfavorable economic conditions in Europe, which represents approximately half of its business.

   In 1992, optics revenues of $676 million advanced $100 million or 17% over 1991. Excellent demand for sunglasses in the Asia-Pacific region and in Europe enabled sales for these products to increase by 15%. Sunglass revenues also benefited from the second quarter acquisition of a U.S. based sunglass company, International Tropic-Cal, Inc., which provided the Company entry into the moderate-priced sunglass market in the U.S. and Canada. Sales for premium-priced sunglass products in the U.S. were even with 1991 levels. U.S. price increases were essentially offset by lower volumes resulting from programs instituted by Bausch & Lomb to curtail the diversion of sunglasses by U.S. wholesalers to markets ordinarily supplied by the Company's non-U.S. subsidiaries. In the Company's sports optics business, revenues advanced 40%, reflecting incremental sales contributed by the acquisition of the Jason Empire product line in January 1992 as well as heightened demand for binoculars and riflescopes in the U.S. The Company's optical thin film coating business also achieved good sales gains over the prior year.

BUSINESS SEGMENT AND OPERATING EARNINGS

Business segment earnings for 1993 totaled $272 million, a decline of $40 million or 13% from 1992. These results included $49 million in restructuring charges recorded in 1993. Excluding these charges, business segment earnings would have been $321 million, an advance of $9 million or 3% from the prior year. Unfavorable currency exchange rates reduced business segment earnings in U.S. dollars by $8 million or 3%. In 1992, business segment earnings totaled $312 million, an increase of $21 million or 7% from 1991. Favorable changes in exchange rates increased 1992 business segment earnings by $2 million or 1%. When the effect of 1991 non-recurring charges is included in this comparison, 1992 business segment earnings improved by $71 million or 30%. The ratio of business segment earnings to sales was 14.9% in 1993. Excluding the impact of restructuring charges, it would have been 17.5% in 1993, as compared to the 18.2% return achieved in 1992. This ratio reflects continuing investments in new markets, products, and acquisitions; promotional programs; and spending to increase consumer awareness of the features which differentiate Bausch & Lomb branded products from those of its competitors.


Business Segment Earnings
--------------------------------------------------------------------------------
(Dollars In Millions)

1989      231
1990      255
1991      240
          290*
1992      312
1993      272
          321**

*  Before restructuring and special charges of $50 million.
** Before restructuring charges of $49 million.

[Bar Graph: Business Segment Earnings]

   Operating earnings of $225 million in 1993 decreased $45 million or 17% from 1992. Excluding restructuring charges, operating earnings would have advanced $5 million or 2% over the comparable 1992 result. In 1992, operating earnings improved $23 million or 9% from 1991. This comparison excludes 1991 non-recurring charges of $76 million. Business segment and operating earnings for the last three years are presented below:

Business Segment And Operating Earnings

                             -----------------------------
Dollar Amounts In Millions   1993       1992        1991
----------------------------------------------------------
Healthcare                   $192.3     $176.1      $102.4
Optics                         79.6      135.5       137.9
                             -----------------------------
Business segment earnings     271.9(1)   311.6       240.3(3)
Corporate administration
   expense                     47.0(2)    41.4        69.5(4)
                             -----------------------------
Operating earnings           $224.9     $270.2      $170.8
                             =============================

1 Includes restructuring charges of $48.8 million as follows: Healthcare, $15.9; Optics, $32.9.

2  Includes restructuring charges of $1.2 million.

3 Includes restructuring and special charges of $50.3 million in the Healthcare segment.

4  Includes special charges of $26.0 million.

36 Bausch & Lomb Incorporated and Consolidated Subsidiaries

COSTS AND EXPENSES

The cost of products sold ratio was 45% in 1993, compared to 46% in 1992 and 44% in 1991. The improvement in this ratio during 1993 resulted from production efficiencies in the Company's sunglass and contact lens manufacturing operations in Europe and the U.S., as well as the favorable impact of currency exchange rates on the cost of products sourced from Ireland. Improvements also resulted from a shift towards higher margin lens care products, the success of cost reduction programs in the U.S. pharmaceutical business, and a lower rate of product returns for U.S. oral care operations. These benefits were moderated by a shift toward lower margin planned replacement contact lenses and the impact of lower sales levels and promotional programs on results for premium-priced sunglass products.

   The change in the 1992 cost of products sold ratio from the previous year resulted from the unfavorable currency exchange rate effect on the cost of products manufactured in Ireland, coupled with lower margins on U.S. oral care and sunglass product sales. Margin improvements generated by production efficiencies in the lens care and contact lens businesses together with successful cost reductions in the U.S. pharmaceutical business partially offset these factors.

    Selling, administrative, and general expenses, including corporate administration expense, were 37% of sales in 1993 and 36% of sales in 1992 and 1991. These amounts reflected the cost of geographic expansion, new product launches, and product awareness efforts, such as worldwide sponsorship of the Olympic Games. Over the past five years, advertising and promotion expenses have grown from $173 million to $290 million. Costs in 1993 included expenses related to U.S. contact lens promotional programs and the introduction of the Occasions multi-focal lens in the U.S., the launch of Clear Choice mouthwash, and spending to support the newly-acquired skin care, hearing care, and dental implant product lines. The cost of these programs was partially offset by expense reductions to manage the increase in discretionary spending to a rate below that of revenue growth.

Advertising And Promotion Expenses
--------------------------------------------------------------------------------
(Dollars In Millions)

1989      173
1990      205
1991      229
1992      260
1993      290

[Bar Graph: Advertising and Promotion Expenses]


   Corporate administration expense totaled $47 million in 1993, compared to $41 million in 1992, and $43 million in 1991. This represented 2.6% of sales in 1993, 2.4% in 1992, and 2.9% in 1991. These ratios reflect the Company's continued success in managing these expenses to a targeted level of no more than 3% of sales. Including non-recurring charges, total corporate administration expense was $64 million in 1991, and reflected charges to reserve for litigation exposures related to discontinued operations. Subsequent to the 1991 year end, the Company settled the principal matters within the recorded reserve amount.


   Research and development expenditures totaled $58 million in 1993 compared to $53 million in 1992, an increase of 9%. These costs were $49 million in 1991. Research and development costs have risen at a compound rate of 13% over the past five years. The Company continues to invest in programs to enhance technical leadership in all of its key businesses. The majority of these expenditures related to the contact lens, lens care, pharmaceutical, and sunglass businesses.

HEALTHCARE SEGMENT EARNINGS

Earnings of $192 million for the healthcare segment in 1993 advanced $16 million or 9%. These results included $16 million in costs for restructuring the Company's ophthalmic pharmaceutical and biomedical operations, including the shutdown of a pharmaceutical production facility in New York and other actions to increase efficiency and reduce costs. Excluding restructuring charges, healthcare segment earnings would have totaled $208 million in 1993, an increase of $32 million or 18% over comparable 1992 results, despite support for the U.S. launch of Clear Choice mouthwash. Margins for the healthcare segment were 16.4% in 1993. Excluding non-recurring charges, the margin would have been 17.8%, compared to 17.0% in 1992 and 16.2% in 1991. These results include the Company's continued discretionary spending to develop opportunities from which substantial growth in sales and earnings should be realized in the future. The rate of earnings growth exceeded that of revenues based on the worldwide sales increase for higher margin products in the lens care business and excellent gains in profitability for U.S. eye care products. Improved operating results for planned replacement lenses were essentially offset by the effect of a decline in pricing for traditional lens products. Results for U.S. ophthalmic pharmaceutical operations improved from 1992 based on successful cost

                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 37 reduction efforts and improved product margins. However, this progress was largely offset by a sales related decline in Germany. Earnings also reflected consumer reaction to recent regulatory actions in the hearing aid business. Biomedical sector earnings principally benefited from the acquisition of SPAFAS, Inc., the world's leading producer of specific pathogen-free eggs.

   1992 healthcare segment earnings of $176 million increased $23 million or 15% from 1991, exclusive of non-recurring charges. This growth was attributable to improved margins on higher worldwide sales of lens care solutions, the higher margins contributed by the close-out of a U.S. consignment lens program, and a significant reduction in operating losses for U.S. pharmaceutical operations. Earnings for oral care products declined from 1991 due to lower net sales levels. Results for the healthcare segment also included significant expenditures to launch new products in Japan and the U.S. as well as costs associated with the Company's sponsorship of the 1992 Olympic Games.

OPTICS SEGMENT EARNINGS

Optics segment earnings of $80 million in 1993 were $56 million or 41% below 1992 levels. These results include a $33 million charge recorded in 1993, principally to restructure global sunglass operations by closing a metal frame fabrication facility in Germany and realigning manufacturing in the Company's remaining facilities. Excluding the impact of this charge, optics segment earnings would have been $112 million in 1993, a decline of $23 million or 17% from 1992. Optics segment margins were 12.0% in 1993. Exclusive of restructuring charges, this margin would have been 17.0% compared to 20.1% in 1992, and 23.9% in 1991. The decline in 1993 was largely attributable to volume reductions resulting from anti-diversion actions and promotional programs in the U.S. premium-priced sunglass market. Earnings for sunglass products declined in Europe and the Asia-Pacific region as a result of the effect of weakened economic conditions on consumer demand. However, earnings improved in Latin America, primarily Brazil and Mexico. Significant gains in profitability for sports optics products stemmed from increased demand for the higher margin Bushnell brand binoculars.

   Earnings for the optics segment in 1992 were $136 million, a decrease of $2 million or 2% from 1991. Earnings were adversely affected by actions taken to control unauthorized diversion of sunglasses sold to U.S. wholesalers who were reselling these products in geographic regions better served by the Company's established subsidiaries. The Company's measures to stem product diversion included the discontinuation of relationships with 35 U.S. wholesale customers. Margins on sunglasses sourced from Ireland were reduced by adverse exchange rate changes. Gains in profitability for sports optics products and revenue-driven gains in earnings for the optical thin film coating business partially offset this decline.

OPERATING RESULTS BY GEOGRAPHIC REGION

NET SALES

Sales outside the U.S. totaled $817 million in 1993, a decrease of $8 million or 1% from 1992. Non-U.S. sales represented 45% of consolidated revenues in 1993, 48% in 1992, and 46% in 1991. These revenues had been expected to approach 50% of total sales in 1993. The relative percentage decline from 1992 resulted from foreign currency changes, which reduced revenue growth by $30 million or 4%, coupled with the slower rate of economic recovery in non-U.S. markets. Meanwhile, increased sales from established core businesses and recent acquisitions contributed to overall growth in U.S. sales. European revenues in total declined by $24 million or 6% from 1992, reflecting the unfavorable impact of currency exchange rate changes and the effect of adverse economic conditions on consumer demand in several markets. The successful introduction of new over-the-counter products in Germany offset the impact of new government regulations on drug pricing and prescribing in that market. Sales in the Asia-Pacific region declined $7 million or 2% from 1992 levels, as lower sales of sunglass products more than offset higher demand for lens and lens care products in markets outside Japan. The strengthening of the yen benefited revenue results in Japan by $16 million, while in local currency sales remained slightly below prior year levels due to the continued weakness in consumer spending. Significant growth in Canada and Latin America was attributable to double digit sales gains for lens care, contact lens, and sunglass products. Brazil and Mexico showed marked improvement over 1992 results.

38 Bausch & Lomb Incorporated and Consolidated Subsidiaries

    U.S. revenues in 1993 exceeded the one billion dollar level for the first time in the Company's history. Sales of $1,013 million increased $129 million or 15% from 1992. Acquisitions completed in 1993 in the skin care, hearing care, and dental implant businesses led this improvement over the prior year. The full year effect of 1992 acquisitions and the introduction of Clear Choice mouthwash further contributed to this advance. Overall, the Company experienced excellent gains in revenues in the lens care and sports optics businesses. Contact lens revenues benefited from the launch of the Occasions multi-focal lens and increased sales of planned replacement lenses. This was somewhat offset by a decline in traditional lens revenues resulting from pricing and the shift in consumer preference to planned replacement products. U.S. pharmaceutical revenues advanced 17%, led by higher shipments of OptiPranolol and the fourth quarter launch of Tobramycin Ophthalmic Solution USP, 0.3%, the first generic version of Tobrex, a widely prescribed antibiotic. In the premium-priced sunglass business, sales declined from the prior year, reflecting both the weakened economy and further initiatives to curtail product diversion by U.S. wholesalers.

Geographic Mix Of 1993 Net Sales
--------------------------------------------------------------------------------

                         U.S. 55%
                         Europe, Middle East
                         and Africa 22%
                         Asia-Pacific 16%
                         Latin America and Canada 7%

[Pie Chart: Geographic Mix of 1993 Net Sales]

   In 1992, sales of $825 million in markets outside the U.S. increased by $129 million or 19% over 1991. Favorable currency exchange rates contributed approximately $19 million or 3% to this growth. Good results were attained in Europe and the Asia-Pacific region, where growth was driven by increased demand for contact lenses, lens care solutions, and sunglasses. This progress was based on significant gains in established markets such as Spain, Italy, Japan, Hong Kong, and Mexico. Subsidiary operations were also expanded into a number of new markets in 1992, including Turkey, India, Indonesia, and Colombia.

   U.S. sales of $884 million in 1992 advanced $60 million or 7% over 1991. This growth was led by a 14% improvement for lens care products based on excellent demand for the ReNu line of solutions. Sales for contact lens products advanced 16% due primarily to strong growth for disposable and planned replacement lenses. 1992 revenues for the Company's U.S. pharmaceutical operations advanced 13% from 1991 despite continuing delays in regulatory approval for manufacturing at a new facility in Florida. Oral care revenues were constrained by weak economic conditions, retail inventory returns, and increased competition. Optics segment sales in the U.S. benefited from revenues contributed by two acquisitions and increased demand for riflescopes and binoculars.

BUSINESS SEGMENT EARNINGS

1993 business segment earnings in markets outside the U.S. totaled $118 million, a decline of $12 million or 9% from 1992. They represented 43% of total business segment earnings in 1993. Excluding restructuring charges, business segment earnings in non-U.S. markets would have been $143 million, an increase of $13 million or 10% from the prior year. This would have accounted for 45% of business segment earnings in 1993, compared to 42% in 1992 and 1991. These results benefited from the favorable margin impact of higher lens care volumes in 1993, plus cost reduction initiatives and the favorable impact of currency on the cost of Irish-sourced sunglasses and contact lenses. Non-U.S. results also reflected the relatively greater advertising support for U.S. based acquisitions and new product launches, which will be expanded to other markets in the future. Overall, currency reduced the year-over-year earnings improvement by $8 million or 3%, primarily in Europe. Currency significantly aided sales in Japan, but had a limited effect on earnings, due to changes in product mix.

    U.S. business segment earnings in 1993 decreased $28 million or 15% from 1992 after recognizing $24 million in restructuring charges. Excluding these costs, business segment earnings would have declined $4 million or 2% from the prior year. The decline resulted from a continued shift in consumer demand from traditional to disposable and planned replacement lenses as well as reduced pricing for traditional lenses. In addition, sunglass earnings declined from 1992, reflecting lower sales of premium-priced products, the costs of promotional programs, new product activity and the implementation of continuous flow manufacturing processes. Operating results in the lens care, pharmaceutical, and sports optics businesses improved from 1992, and the addition of the Curel and Soft Sense skin care product lines also aided 1993 earnings. These factors were moderated by incremental spending to launch the Occasions multi-focal contact lens and Clear Choice mouthwash. Earnings for the Miracle-Ear line of hearing aids were adversely impacted by reduced consumer demand in the wake of regulatory actions initiated by the FDA and FTC.

                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 39

   Business segment earnings in markets outside the U.S. were $130 million in 1992, an increase of $8 million or 6% from 1991, reflecting improved margins on higher sales of lens care products in all regions and higher sunglass sales in the Asia-Pacific region. Earnings gains were moderated by costs to expand product distribution into new markets. Favorable exchange rate changes also improved earnings by $2 million or 1% from 1991.

   In U.S. markets, 1992 business segment earnings were $182 million, an increase of $13 million or 8% over the prior year's $168 million. This advance was the result of significant margin improvements in the lens care and contact lens businesses, the close-out of a consignment lens program, and revenue gains in the sports optics business. Effective cost reduction programs in the pharmaceutical business significantly reduced operating losses from 1991 levels. Earnings for oral care products declined from 1991 due to a sales shortfall. Sunglass earnings were adversely affected by the continued recessionary environment and the Company's efforts to ensure that products sold to U.S. wholesalers were not diverted to other markets. Including the effect of 1991 non-recurring charges, 1992 business segment earnings advanced $64 million or 54% from the prior year.

OTHER INCOME AND EXPENSES

Income from investments was $14 million in 1993, $13 million in 1992, and $15 million in 1991. Although short-term interest rates have declined over the three-year period, this trend was offset by an increase in average investment levels in 1993.

   Interest expense was $34 million in 1993, compared to $30 and $39 million in 1992 and 1991, respectively. The higher expense in 1993 was attributable to the acquisition-related increase in average outstanding debt, which more than offset the favorable effect of declining interest rates over the three-year period.

   The following table summarizes the pre-tax components of foreign currency gains and losses for the last three years:

                         -------------------------------
Dollar Amounts In Thousands  1993       1992        1991
--------------------------------------------------------
Transaction gains        $(22,473)  $(14,691)    $(8,520)
Translation losses         11,405      6,006       6,628
                         -------------------------------
Gains from foreign
   currency              $(11,068)  $ (8,685)    $(1,892)
                         ===============================

   The Company amortizes forward premiums or discounts on currency hedge positions as transaction gains or losses. The amount realized from hedge positions is substantially based on interest rate differentials between the various currencies being traded. The increase in transaction gains over the three-year period reflected higher premium income on Irish pound hedges of the net investment in certain financing subsidiaries and other Irish pound denominated exposures.

   In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, the Company has recorded translation gains and losses as adjustments to shareholders' equity. Translation adjustments relating to subsidiaries in countries with highly inflationary economies have been included in net earnings, along with all transaction gains and losses. Translation losses increased in 1993, primarily in Brazil. In general, while operating results have improved in hyperinflationary economies, translation losses have increased, reflecting the effect of currency changes on the resulting higher trade receivable and net working capital levels.

   On an after-tax basis, foreign currency fluctuations increased both 1993 and 1992 earnings by $2 million or $0.03 per share, compared to a decrease of $2 million or $0.04 per share in 1991.

INCOME TAXES


The Company's income tax rate for 1993 was 33.5% compared to 32.5% for 1992 and 39.7% for 1991. Excluding 1991 non-recurring charges which were not deductible for U.S. tax purposes, the income tax rate would have been 32.1% for that year. The Company adopted SFAS No. 109, "Accounting for Income Taxes", at the beginning of 1992. In accordance with the provisions of the Standard, the Company recognized the impact of U.S. tax rate changes enacted in 1993 on its deferred tax benefit. This was not material to earnings results in 1993. The Company's income tax rates were below statutory levels due to the proportion of pre-tax earnings generated by subsidiaries in countries with lower statutory tax rates than in the U.S.



40 Bausch & Lomb Incorporated and Consolidated Subsidiaries

Liquidity And Financial Resources
--------------------------------------------------------------------------------

The Company evaluates its liquidity on several bases, including the ability to generate earnings and positive cash flows, financial position, access to financial markets, and the adequacy of working capital levels.

CASH FLOWS

Traditionally, the Company has generated cash flows from operations in excess of dividend payments and funds needed for capital reinvestment in existing businesses. Increased borrowings in 1993 and 1992 have been used to make strategic acquisitions in the hearing care, oral care, and skin care businesses, and to extend product offerings in the Company's core businesses.

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings adjusted for after-tax restructuring charges of $36 million and other non-cash items, including depreciation, amortization, and deferred taxes, declined from 1992. Total cash flows from operating activities in 1993 decreased $50 million or 26% from 1992 to $142 million. This decline was primarily attributable to sales related increases in receivables and extended credit terms. Inventories increased from 1992, resulting from higher contact lens levels to support growth in the planned replacement business and acquisitions. However, inventory management continued to improve as evidenced by a reduction in inventory months on hand. The increase in other current assets principally reflected the prepayment of fees associated with the Company's sponsorship of the Olympic Games.

   Cash flows from operations totaled $192 million in 1992, a decrease of 17% from 1991. Higher earnings were more than offset by an increase in net operating assets, primarily accounts receivable. The increase in trade receivables reflected the growth in sales, the impact of currency exchange rate changes, and extended credit terms, particularly in markets outside the U.S.

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash flows used in investing activities increased $235 million from 1992 to $388 million. This increase was primarily attributable to 1993 acquisitions, including Dahlberg, Inc. and its Miracle-Ear line of hearing aids and the Curel and Soft Sense brands of skin care products. Other investing activities included the formation of Wilmington Partners L.P., described in Note 13 to the Financial Statements.

   Purchases of property, plant, and equipment totaled $107 million in 1993, a decrease of $12 million or 10% from the prior year. Expenditures included manufacturing capacity expansion for contact lenses in the U.S. and Europe, for lens care solutions in Europe and China, improved biomedical production facilities, plus investment in continuous flow manufacturing for the sunglass business.

Capital Expenditures And Depreciation Expense
--------------------------------------------------------------------------------
(Dollars In Millions)

          Capital Expenditures          Depreciation Expense
1989             100                              41
1990             108                              50
1991              89                              57
1992             119                              63
1993             107                              72

[Bar Graph: Capital Expenditures and Depreciation Expense]

   Higher cash flows used in investing activities in 1992 reflected capital spending, which increased $31 million or 35% from 1991. Major 1992 projects included expansion of manufacturing capacity for disposable and planned replacement contact lenses and sunglass products, an additional production facility for the U.S. biomedical products business, and the purchase of the Company's European headquarters facility. Other investing activities in 1992 included the acquisitions of the sunglass lines of International Tropic-Cal, Inc. and SPAFAS, Inc., the world's largest producer of specific pathogen-free eggs.

                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 41

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities totaled $400 million in 1993. Sources of cash included funds realized upon the creation of Wilmington Partners L.P., $85 million in additional borrowings under the Company's medium term note program, and a $45 million increase in non-U.S. debt. Funds were used to exercise the call provision on the Company's 8% notes due in 1996, the payment of dividends, and repurchases of the Company's Common shares. Dividends are maintained at a payout level of between 30% and 35% of the previous year's earnings before non-recurring charges. The repurchase of up to 6,000,000 Common shares has been authorized by the Company's board of directors. At December 25, 1993, 3,114,000 shares have been purchased under the authorization terms. The amount of repurchases in any year is based on market conditions, cash flows, and other business factors.

FINANCIAL POSITION

The Company's objective of achieving a 20% return on shareholders' equity requires the cost of capital to be minimized. Net debt, or total borrowings less cash, cash equivalents, and short-term investments, has been conservative whether compared to the Company's cash flow or total capital. The effective use of debt financing has lowered the Company's cost of capital and resulted in an increased return to shareholders.

   In total, short- and long-term borrowings increased by $79 million to $566 million in 1993. The net increase in borrowings was attributable to the level of U.S. acquisition activities. Bausch & Lomb's ratio of total debt to equity stood at 62% and 54% at year-end 1993 and 1992, respectively. The Company also maintains a significant balance of cash and investments, which totaled $546 million in 1993 and $417 million in 1992. Cash equivalents consist primarily of U.S. and Euro time deposits with maturities of less than three months. Short-term investments include Euro time deposits and other income producing securities of less than one-year maturity. These investments were carried at cost which approximated market value. After considering hypothetical taxes payable upon repatriation of non-U.S. cash and investments, tax-effected net debt totaled $166 million compared to $206 million in 1992. The ratio of tax-effected net debt to equity stood at 16% in 1993 and 23% in 1992, demonstrating that the Company has the financial flexibility needed to pursue strategic business opportunities.

ACCESS TO FINANCIAL MARKETS

Bausch & Lomb's reputation, coupled with its strong financial position and cash flows, continue to provide ready access to financing in markets around the world. The Company's commercial paper has been rated A-1 by Standard & Poor's and P-1 by Moody's Investor Services. Its long-term debt is rated A+ and A2 by S&P and Moody's, respectively. This enables the Company to raise funds at a low effective cost. To support its liquidity requirements, the Company maintains U.S. revolving credit and term loan agreements with 364-day credit terms totaling $205 million. The interest rate under the agreements is at the prime rate, or, at the Company's option, at a mutually acceptable market rate. No debt was outstanding under these agreements at December 25, 1993. The Company filed a shelf registration with the Securities and Exchange Commission in November 1993 for up to $300 million in debt. Approval of the specific form of a medium term note program in conjunction with this registration will be obtained during 1994. In addition, the Company maintains bank lines of credit for its financing requirements. At year end, unused U.S. bank lines of credit amounted to approximately $73 million. For limited periods during the year, intercompany borrowings from non-U.S. subsidiaries may be used to reduce U.S. short-term debt. The availability of adequate credit facilities provides the Company with a high degree of flexibility to meet its obligations, fund capital expenditures, and invest in growth opportunities. Information relating to the Company's short-term debt is set forth in the following table:

                                    ----------------------
Dollar Amounts In Millions           1993           1992
----------------------------------------------------------
Average interest rates at year end:
   U.S.                                 3.2%           3.3%
   Non-U.S.*                            5.3%           6.5%
   Aggregate*                           3.4%           3.6%
Average interest rates for the year*    3.6%           4.5%
Highest month-end balance            $592.3         $329.2
Average month-end balance            $258.7         $148.6
                                    ======================

* Excludes the effect of short-term borrowings in the highly inflationary economy of Brazil.

WORKING CAPITAL

The Company's overall financial condition remained strong at year-end 1993. Working capital amounted to $670 million compared to $515 million in the prior year. The current ratio was 1.9 at year-end 1993 and 1992.


42 Bausch & Lomb Incorporated and Consolidated Subsidiaries

Outlook
--------------------------------------------------------------------------------

Worldwide sales for the Company's products should continue to develop at a good rate in 1994. Revenues in the U.S. are expected to increase as a percent of total sales, based on incremental volume from 1993 acquisitions, as well as the January 1994 acquisition of the assets of Revo, Inc. The latter provides entry into the high end of the premium-priced sunglass market, primarily in the U.S. Revenues are also expected to benefit from the introduction and expanded distribution of other new products in the U.S. The Company remains cautious regarding any improvement in economic conditions in Europe and Japan and will manage discretionary spending in these markets accordingly. Restructuring actions are expected to generate cost savings of approximately $15 million in 1994. Further earnings improvements are anticipated in subsequent years as the full benefit of these actions is realized.

   Within the healthcare segment, revenues and earnings in the personal health sector will continue to expand with worldwide growth in lens care product demand. Oral care product revenues are expected to improve from 1993, based on the planned introduction of new products and expanded distribution of Clear Choice mouthwash. Increased advertising and broader distribution should lead to gains in skin care product revenues and earnings in 1994. Medical sector results are expected to benefit from increasing worldwide consumer acceptance of disposable and planned replacement contact lenses, manufacturing efficiencies, and the introduction of new products. The FDA licensed the manufacture of three pharmaceutical products at the Company's Tampa facility in 1993, and additional product approvals are expected in 1994. It is anticipated that U.S. pharmaceutical operations will turn profitable as the benefits of restructuring actions are realized. Increased sales of over-the-counter products together with the normalization of prescription patterns following 1993 regulatory changes should improve results for the Company's Dr. Mann Pharma subsidiary in Germany. Results for the Miracle-Ear line of hearing aids will include higher levels of spending to comply with regulatory actions, introduce new warranty and customer satisfaction policies, and invest in programs aimed at increasing consumer acceptance of hearing aids. Sales of biomedical products should improve moderately, while earnings will benefit from actions to restructure global operations. The Company will continue to invest in new and emerging businesses in the healthcare segment.

   Performance in the optics segment will benefit from expected growth in the sunglass business in the U.S., Asia-Pacific, and Latin America, while the January 1994 acquisition of Revo, Inc. will boost U.S. sales and modestly benefit earnings. Results for the worldwide sports optics business should improve moderately, based on demand for Bushnell branded products and planned new product introductions.

   Other expenses are expected to increase substantially as a result of a reduction in currency transaction gains. A decline in Irish interest rates will result in lower premium income from the Company's hedge positions. Minority interest expense related to Wilmington Partners L.P. will also increase in 1994.

   Cash flow from operating activities is planned to increase based on growth in net earnings and programs to reduce working capital levels, especially receivables and inventories.

   Capital expenditures are expected to exceed $125 million in 1994. Major projects will include new manufacturing capacity for contact lenses in the U.S. and Europe and actions to further improve sunglass manufacturing efficiencies.

   Finally, return on equity is expected to again meet the Company's 20% target in 1994.

                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 43

Other Information
--------------------------------------------------------------------------------

DIVIDENDS

The annual dividend declared on Common stock was $0.88 per share in 1993, $0.80 per share in 1992, and $0.72 per share in 1991. Quarterly dividends declared on Common stock were raised 10% to $0.22 per share in 1993 compared to $0.20 per share in 1992. The 1992 quarterly dividend rate was 11% higher than the 1991 amount of $0.18 per share. These increases reflect the Company's desire to increase its dividend on an annual basis while maintaining a payout rate of between 30% to 35% of the previous year's earnings.

RETURNS ON EQUITY AND CAPITAL

Return on average shareholders' equity was 15.5% in 1993, compared with 20.3% in 1992 and 10.3% in 1991. The results in both 1993 and 1991 include the impact of non-recurring charges. Excluding these charges, return on equity would have been 19.5% in 1993 and 17.7% in 1991. The 1993 decrease from 1992 stemmed from lower earnings in the contact lens and sunglass product lines. The 1992 advance from the previous year reflected improved results in the lens care, contact lens, and U.S. pharmaceutical businesses. Including the impact of the cumulative effect of the accounting change associated with the adoption of SFAS No. 106, return on equity was 3.5% in 1991.

Return On Equity, Excluding The Cumulative Effect
Of An Accounting Change
--------------------------------------------------------------------------------
(Percent)
1989      17.5
1990      17.2
1991      10.3
          17.7*
1992      20.3
1993      15.5
          19.5**

*  Before restructuring and special charges
** Before restructuring charges

[Bar Graph: Return On Equity, Excluding The Cumulative Effect of
            An Accounting Change]

   Excluding the cumulative translation adjustment, return on equity for 1993 was 15.9%, compared with 22.5% for 1992 and 19.1% for 1991. After including the earnings effect of the cumulative adjustment associated with the adoption of SFAS No. 106, return on equity was 3.9% in 1991.

   Return on average capital employed was 11.0% for 1993, 15.9% for 1992, and 14.7% for 1991. Again, excluding non-recurring charges, return on capital would have been 13.4% in 1993 and 15.6% in 1991. The decrease in the return in 1993 was primarily due to the higher average debt levels included in the capital base. Again, including the impact of the cumulative effect adjustment associated with the adoption of SFAS No. 106, the return on capital was 4.8% in 1991.

ENVIRONMENT

The Company believes it is in compliance in all material respects with applicable environmental laws and regulations. The Company is presently involved in remediation efforts at certain locations, some of which are Company owned. At all such locations, the Company believes such efforts will not have a materially adverse effect on its results of operations or financial position.


44 Bausch & Lomb Incorporated and Consolidated Subsidiaries

QUARTERLY RESULTS


The following table presents net sales, gross profit (net sales less cost of products sold and research and development expense), earnings, and earnings per share for each quarter during the past three years. All per share amounts reflect the two-for-one stock split effective July 1, 1991.


                                                                        Earnings                 Earnings (Loss)
                                                                   (Loss) Before                Per Share Before
                                                                      Cumulative                      Cumulative
                                                                       Effect Of                       Effect Of
                                                                       Change In                       Change In  Net Earnings
Dollar Amounts In Thousands--                  Net          Gross     Accounting Net Earnings         Accounting        (Loss)
Except Per Share Data                        Sales         Profit      Principle       (Loss)          Principle     Per Share
------------------------------------------------------------------------------------------------------------------------------
1993
First                                     $407,605       $206,005        $32,851      $32,851             $ 0.54         $0.54
Second                                     479,429        254,731         47,028       47,028               0.78          0.78
Third                                      490,136        258,989         52,022       52,022               0.87          0.87
Fourth                                     452,880        223,578          7,001(1)     7,001(1)            0.12(1)       0.12(1)
                                        --------------------------------------------------------------------------------------
Total                                   $1,830,050       $943,303       $138,902     $138,902             $ 2.31         $2.31
                                        ======================================================================================

1992

First                                     $371,871       $189,186        $28,668      $28,668             $ 0.47         $0.47
Second                                     447,497        230,866         41,055       41,055               0.68          0.68
Third                                      461,310        235,885         49,961       49,961               0.83          0.83
Fourth                                     428,408        221,197         51,736       51,736               0.86          0.86
                                        --------------------------------------------------------------------------------------
Total                                   $1,709,086       $877,134       $171,420     $171,420             $ 2.84         $2.84
                                        ======================================================================================

1991

First                                     $339,432       $176,818        $24,827    $ (33,484)(2)         $ 0.41        $(0.55)(2)
Second                                     396,792        209,381         35,816       35,816               0.59          0.59
Third                                      396,942        206,981         43,599       43,599               0.72          0.72
Fourth                                     386,938        205,461        (18,301)(3)  (18,301)(3)          (0.30)(3)     (0.30)(3)
                                        --------------------------------------------------------------------------------------
Total                                   $1,520,104       $798,641        $85,941      $27,630             $ 1.42         $0.46
                                        ======================================================================================

(1)  REFLECTS THE AFTER-TAX EFFECT OF RESTRUCTURING CHARGES OF $36.5 MILLION OR $0.61 PER SHARE.

(2)  RESTATED TO REFLECT THE AFTER-TAX CHARGE OF $58.3 MILLION OR $0.96 PER SHARE RESULTING FROM THE CUMULATIVE EFFECT OF THE
     CHANGE IN ACCOUNTING PRINCIPLE ASSOCIATED WITH THE ADOPTION OF SFAS NO. 106.

(3)  REFLECTS THE AFTER-TAX EFFECT OF RESTRUCTURING AND SPECIAL CHARGES OF $63.3 MILLION OR $1.05 PER SHARE.


QUARTERLY STOCK PRICES

Bausch & Lomb Common stock is listed on the New York Stock Exchange and is traded under the symbol BOL. The following table shows the price range of the Common stock for each quarter for the past three years:


                                               --------------------------------------------------------------------------------
                                                      1993                          1992                         1991
                                                 Price Per Share               Price Per Share              Price Per Share
                                               --------------------------------------------------------------------------------
                                                High            Low           High          Low            High           Low
-------------------------------------------------------------------------------------------------------------------------------
First                                          $57 1/2        $50 3/4        $60 1/2      $47 1/4         $42 1/8       $31 3/4
Second                                          55 3/8         47 7/8         51           44 1/2          44 3/8        39 1/4
Third                                           50 3/4         43             53 5/8       47 1/4          48 3/8        40 1/8
Fourth                                          53 1/2         45 1/8         59 1/4       48 1/2          57 1/2        44 7/8




                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 45

Statement of Earnings


                                                                            -----------------------------------------------
                                                                                           FOR THE YEARS ENDED
                                                                            -----------------------------------------------
Dollar Amounts In Thousands--                                                December 25,      December 26,     December 28,
Except Per Share Data                                                               1993*              1992             1991
---------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                     $1,830,050        $1,709,086       $1,520,104

Costs And Expenses
   Cost of products sold                                                         828,883           778,684          672,208
   Selling, administrative, and general                                          668,436           606,889          551,530
   Research and development                                                       57,864            53,268           49,255
   Restructuring charges                                                          50,000                --           40,305
   Special charges                                                                    --                --           36,008
                                                                            -----------------------------------------------
                                                                               1,605,183         1,438,841        1,349,306
                                                                            -----------------------------------------------
Operating Earnings                                                               224,867           270,245          170,798
                                                                            -----------------------------------------------
Other (Income) Expense
   Investment income                                                             (14,289)          (13,254)         (15,431)
   Interest expense                                                               34,202            29,540           38,603
   Gain from foreign currency, net                                               (11,068)           (8,685)          (1,892)
                                                                            -----------------------------------------------
                                                                                   8,845             7,601           21,280
                                                                            -----------------------------------------------
Earnings Before Income Taxes, Minority Interest,
      And Cumulative Effect Of Change In Accounting Principle                    216,022           262,644          149,518
   Provision for income taxes                                                     72,404            85,125           59,426
                                                                            -----------------------------------------------
Earnings Before Minority Interest And Cumulative
      Effect Of Change In Accounting Principle                                   143,618           177,519           90,092
   Minority interest in subsidiaries                                               4,716             6,099            4,151
                                                                            -----------------------------------------------
Earnings Before Cumulative Effect Of Change In
      Accounting Principle                                                       138,902           171,420           85,941
   Cumulative effect of change in accounting principle,
      net of tax                                                                      --                --          (58,311)
                                                                            -----------------------------------------------
Net Earnings                                                                     138,902           171,420           27,630
Retained Earnings At Beginning Of Year                                           785,044           661,182          676,315
Cash Dividends Declared - Common Stock                                            52,266            47,558           42,763
                                                                            -----------------------------------------------
Retained Earnings At End Of Year                                                $871,680          $785,044         $661,182
                                                                            -----------------------------------------------

Earnings Per Common Share
   Earnings before cumulative effect of change in
      accounting principle                                                         $2.31             $2.84            $1.42
   Cumulative effect of change in accounting principle                                --                --            (0.96)
                                                                            -----------------------------------------------
   Net earnings                                                                    $2.31             $2.84            $0.46
                                                                            -----------------------------------------------

* Amounts have been restated for certain items as more fully described in Note 2--Restatement of Financial Information.


SEE NOTES TO FINANCIAL STATEMENTS


46 Bausch & Lomb Incorporated and Consolidated Subsidiaries

Balance Sheet



                                                                                              -----------------------------
                                                                                              December 25,     December 26,
Dollar Amounts In Thousands                                                                           1993*            1992
---------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
   Cash and cash equivalents                                                                      $513,241         $381,364
   Short-term investments, at cost which approximates market                                        32,795           35,409
   Trade receivables, less allowances of $13,753 and $11,834, respectively                         345,139          277,338
   Inventories                                                                                     309,754          279,825
   Deferred income taxes, less valuation allowances of $13,206
      and $10,977, respectively                                                                     79,897           30,327
   Other current assets                                                                            102,304           77,452
                                                                                              -----------------------------
                                                                                                 1,383,130        1,081,715

Property, Plant, And Equipment, net                                                                541,061          503,922
Goodwill And Other Intangibles, less accumulated amortization
      of $59,396 and $48,310, respectively                                                         456,944          217,791
Other Assets                                                                                       111,862           70,261
                                                                                              -----------------------------
   Total Assets                                                                                 $2,492,997       $1,873,689
                                                                                              =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable                                                                                  $222,642         $198,197
   Current portion of long-term debt                                                                21,935           10,657
   Accounts payable                                                                                 85,306           72,434
   Accrued compensation                                                                             66,077           60,057
   Accrued liabilities                                                                             248,661          188,353
   Federal and foreign income taxes                                                                 68,882           37,100
                                                                                              -----------------------------
                                                                                                   713,503          566,798

Long-Term Debt, less current portion                                                               320,953          277,740
Other Long-Term Liabilities                                                                        128,328          110,852
Minority Interest                                                                                  421,031           20,115
                                                                                              -----------------------------
   Total Liabilities                                                                             1,583,815          975,505
                                                                                              -----------------------------
Shareholders' Equity
   4% Cumulative Preferred stock, par value $100 per share                                              --               --
   Class A Preferred stock, par value $1 per share                                                      --               --
   Common stock, par value $0.40 per share, 60,198,322 shares issued                                24,079           24,079
   Class B stock, par value $0.08 per share, 936,348 shares issued
      (891,600 shares in 1992)                                                                          75               71
   Capital in excess of par value                                                                   88,101           89,088
   Cumulative translation adjustment                                                                 8,915           63,465
   Retained earnings                                                                               871,680          785,044
                                                                                              -----------------------------
                                                                                                   992,850          961,747
   Common and Class B stock in treasury, at cost, 2,016,430 shares
      (1,646,055 shares in 1992)                                                                   (83,668)         (63,563)
                                                                                              -----------------------------
   Total Shareholders' Equity                                                                      909,182          898,184
                                                                                              -----------------------------
   Total Liabilities And Shareholders' Equity                                                   $2,492,997       $1,873,689
                                                                                              =============================


* Amounts have been restated for certain items as more fully described in Note 2--Restatement of Financial Information.

SEE NOTES TO FINANCIAL STATEMENTS

                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 47

Statement of Cash Flows


                                                                            -----------------------------------------------
                                                                                           FOR THE YEARS ENDED
                                                                            -----------------------------------------------
                                                                            December 25,      December 26,     December 28,
Dollar Amounts In Thousands                                                         1993*             1992             1991
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                                 $138,902          $171,420          $27,630
   Adjustments to reconcile net earnings to net cash
         provided by operating activities:
      Depreciation of property, plant, and equipment                              72,001            63,349           57,325
      Amortization of goodwill and other intangibles                              12,595             8,681           11,332
      (Increase) decrease in deferred income taxes                               (31,626)            4,625          (15,729)
      Cumulative effect of change in accounting principle, net of tax                 --                --           58,311
      Restructuring and special charges, net of tax                               36,463                --           63,291
      Loss (gain) on retirement of fixed assets                                    2,721              (844)           5,082
      Exchange (gain) loss                                                        (1,240)            5,249            3,214
      Increase in undistributed earnings of subsidiaries                           1,996             4,132            5,421
      Increase in accounts receivable                                            (66,722)          (71,132)            (583)
      (Increase) decrease in inventories                                         (35,103)              928          (13,479)
      Increase in other current assets                                           (35,794)           (8,263)          (6,117)
      Increase in accounts payable and accruals                                    2,803             1,118           19,577
      Increase in tax reserves                                                    33,944             1,050           12,970
      Increase in other long-term liabilities                                     11,315            11,904            2,597
                                                                            -----------------------------------------------
         Net cash provided by operating activities                               142,255           192,217          230,842
                                                                            -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for purchases of property, plant, and equipment                     (107,232)         (119,331)         (88,589)
   Acquisition of businesses, net of cash and
         short-term investments acquired                                        (244,197)          (18,611)          (3,637)
   Other                                                                         (36,138)          (14,611)         (25,636)
                                                                            -----------------------------------------------
         Net cash used in investing activities                                  (387,567)         (152,553)        (117,862)
                                                                            -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repurchases of Common shares                                                  (28,753)          (30,497)         (17,910)
   Exercise of stock options                                                       5,845            12,715           11,833
   Tax benefit of stock transactions with employees                                1,777             6,019            4,518
   Restricted stock awards                                                            43             3,030            6,241
   Net proceeds from issuance (repayment) of debt                                 72,548            35,477          (50,447)
   Proceeds from formation of Wilmington Partners L.P.                           400,000                --               --
   Payment of dividends                                                          (51,112)          (46,446)         (41,734)
                                                                            -----------------------------------------------
         Net cash provided by (used in) financing activities                     400,348           (19,702)         (87,499)
                                                                            -----------------------------------------------
Effect of exchange rate changes on cash, cash equivalents,
      and short-term investments                                                 (25,773)          (14,933)             241
Net increase in cash, cash equivalents, and short-term investments               129,263             5,029           25,722
Cash, cash equivalents, and short-term investments, beginning of year            416,773           411,744          386,022
                                                                            -----------------------------------------------
Cash, cash equivalents, and short-term investments, end of year                 $546,036          $416,773         $411,744
                                                                            ===============================================

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                   $29,307           $26,801          $38,490
      Income taxes                                                               $61,056           $70,189          $72,119
                                                                            ===============================================


* Amounts have been restated for certain items as more fully described in Note 2--Restatement of Financial Information.

SEE NOTES TO FINANCIAL STATEMENTS


48 Bausch & Lomb Incorporated and Consolidated Subsidiaries

Notes to Financial Statements

1. Accounting Policies
--------------------------------------------------------------------------------
CONSOLIDATION

The financial statements include all majority-owned U.S. and non-U.S. subsidiaries. Intercompany accounts, transactions, and profits are eliminated.

FISCAL YEAR

The fiscal year is the 52 or 53 week period ending the last Saturday in December.

CASH AND CASH EQUIVALENTS

Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

INVENTORIES

Inventories are valued at the lower of cost or market. In general, inventories are valued using the first-in, first-out (FIFO) method. However, cost is determined by using the last-in, first-out (LIFO) method for a major portion of U.S. inventories.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed currently. Interest costs on significant projects constructed for the Company's own use are capitalized as part of the cost of the newly constructed facilities. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss on the transaction is reflected in earnings for the period.

   Depreciation of property, plant, and equipment, including the amortization of capital lease obligations and capitalized interest, is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 30 to 40 years; machinery and equipment, 2 to 10 years; and leasehold improvements, the lease periods.

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets represent the excess of the cost of net tangible assets acquired in purchase transactions over their fair value and acquired license agreements and patents. These assets are amortized on a straight-line basis over periods ranging from 5 to 40 years. The Company regularly evaluates the remaining amortization periods for these assets and adjustments are made when deemed necessary.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of certain non-U.S. subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average exchange rates in effect during the period. Adjustments resulting from the translation of financial statements and gains and losses on forward contracts designated as hedges of foreign intercompany investments of a long-term nature have been recorded as a currency component in shareholders' equity. Translation adjustments relating to non-U.S. subsidiaries in countries with highly inflationary economies are included in net earnings, along with all transaction gains and losses for the period.

FOREIGN EXCHANGE INSTRUMENTS

The Company enters into forward exchange and foreign currency options contracts to minimize the impact of foreign currency fluctuations on the asset and liability positions of certain U.S. operations and non-U.S. subsidiaries. The gains or losses on these contracts are included in income in the period in which the exchange rates change. The cash flows related to these gains and losses are classified in the Statement of Cash Flows as part of cash flows from operating activities. Gains and losses on contracts which hedge specific foreign currency denominated commitments are deferred and recognized in the period in which the transaction is completed.

                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 49

INCOME TAXES

The Company adopted SFAS No. 109, "Accounting for Income Taxes", as of the beginning of 1992. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, these deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. This method gives immediate effect to changes in income tax rates upon enactment. The Standard's provisions were adopted prospectively and accordingly, earnings for 1991 were not restated. This change in accounting principle did not have a material effect on net earnings for 1992.

   Prior to 1992, the Company applied the provisions of Accounting Principles Board (APB) Opinion No. 11, "Accounting for Income Taxes". A provision for deferred taxes was recorded when the period in which a transaction affected taxable income differed from the period the transaction was included in pre-tax accounting income. Such amounts were determined using the tax rate in effect in the period the timing differences originated.

   The Company does not provide for additional U.S. and foreign income taxes on undistributed earnings considered to be permanently reinvested in its non-U.S. subsidiaries. Such earnings would become taxable upon the sale or liquidation of the subsidiary, or the remittance of dividends. At December 25, 1993 earnings considered to be permanently reinvested in non-U.S. subsidiaries totaled $584,000,000.

   Under the Omnibus Budget Reconciliation Act of 1993, additional U.S. taxes could be assessed on the current earnings of certain non-U.S. subsidiaries. At this time, the Company does not anticipate that any earnings of foreign subsidiaries will become subject to U.S. income taxes under this provision.

EARNINGS PER SHARE

Net earnings per Common share are based on the weighted average number of Common and Class B shares outstanding during the year, adjusted for the assumed conversion of dilutive stock options. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options are considered to have been used to purchase Common shares at current market prices, and the resulting net additional Common shares are included in the calculation of average Common shares outstanding.

FINANCIAL STATEMENT
RECLASSIFICATION / RESTATEMENTS

Certain amounts in the prior years' financial statements have been reclassified to conform with the current year's presentation.


2. Restatement of Financial Information
--------------------------------------------------------------------------------

The Company has restated its financial statements for the year ended
December 25, 1993. This action was taken as a result of an ongoing investigation which identified uncertainties surrounding the execution of a fourth quarter 1993 contact lens sales program and the improper recording of 1993 sunglass sales in Southeast Asia. In the fourth quarter of 1993 a marketing program was initiated to implement a business strategy to shift responsibility for the sale and distribution of a portion of the U.S. traditional contact lens business to optical distributors. The investigation of this marketing program disclosed instances where unauthorized terms may have been or were offered which were inconsistent with the stated terms and conditions of the program. The resulting uncertainties relating to the execution of this marketing program led to a decision to restate the 1993 financial statements to account for shipments under the program as consigned inventory and to record revenues when the products were sold by the distributors to their customers. The investigation of Southeast Asia sunglass sales disclosed that in certain instances distributor transactions recorded as revenues in 1993 had not actually resulted from a sale to those customers, and thus were improperly recorded. The 1993 financial statements have been restated to reverse the improperly recorded sales. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

Dollar Amounts in Thousands
(Except Per Share Data)                                       1993
 --------------------------                       ------------------------------
                                                  As Reported       As Restated
                                                  -----------       ------------
Net Sales:
 Healthcare                                        $1,191,467        $1,169,192
 Optics                                               680,717           660,858
                                                   ----------        ----------
   Total                                           $1,872,184        $1,830,050
                                                   ==========        ==========
Business Segment Earnings:
 Healthcare                                        $  210,393        $  192,318
 Optics                                                87,456            79,529
                                                   ----------        ----------
  Total                                            $  297,849        $  271,847
                                                   ==========        ==========
Net Earnings                                       $  156,547        $  138,902
                                                   ==========        ==========
Net Earnings Per Share                             $     2.60        $     2.31
                                                   ==========        ==========
Retained Earnings at End of Year                   $  889,325        $  871,680
                                                   ==========        ==========

3. Restructuring And Special Charges
--------------------------------------------------------------------------------


In December 1993, the Company recorded $50,000,000 in restructuring charges for reducing excess capacity and operating costs in its sunglass, pharmaceutical, and biomedical operations. These actions include the shutdown of facilities for sunglass frame fabrication in Pforzheim, Germany and pharmaceutical production in Long Island, New York and the transfer or closing of certain other operations. The charges include costs for employee severance and the recognition of net losses expected to be realized upon the disposal of assets. Cost savings resulting from these actions are expected to more than offset these charges over the next three years.

   1991 restructuring charges totaling $40,305,000 related to the Company's U.S. pharmaceutical operations. The Company acquired Pharmafair, Inc., a manufacturer of generic pharmaceuticals, in 1987. Since that time the Company had substantially reshaped its U.S. pharmaceutical operations in the wake of massive changes in the regulatory environment. These efforts included the construction of a new state-of-the-art manufacturing facility in Tampa, Florida and discontinuing the use of the Pharmafair name on the Company's generic pharmaceutical products. As the present operations bore little resemblance to those acquired, the value of goodwill recorded as a result of the acquisition was determined to have been impaired. The restructuring charge primarily related to writing off the unamortized balance of this asset.

   1991 special charges totaled $36,008,000. These charges recognized inherent losses in the carrying value of assets related to several small product lines,


50 Bausch & Lomb Incorporated and Consolidated Subsidiaries including the Company's periodontal diagnostic equipment business, and an accrual related to businesses divested by the Company in the mid-1980s. Among other things, the accrual provided for potential exposures stemming from litigation involving Bausch & Lomb and a number of other companies. These matters were resolved in 1992 for amounts which did not exceed the established reserve.

4. Geographic Region And Business Segment Information
--------------------------------------------------------------------------------

The Company's operations are classified into two business segments, healthcare and optics.

   Operations within the healthcare segment include the production, manufacture, and sale of solutions used in the care of contact lenses and for relief of eye irritation; contact lenses and materials; contact lens accessories; oral care products and dental implants; skin care products; hearing aids; over-the-counter and prescription pharmaceuticals; laboratory animals, principally rats, mice, and guinea pigs, specially bred for use in biomedical research; and specialized biotechnical services, primarily the contract production of monoclonal antibodies.

   The optics segment manufactures and sells products used by consumers for the enhancement or protection of vision. These include sunglasses, binoculars, riflescopes, and telescopes. This segment also includes optical thin film coating services and products.

   Inter-area sales to affiliates represent products which are transferred between geographic regions on a basis intended to reflect the market value of the products as nearly as possible.

   Business segment earnings are defined as sales less operating costs and expenses. Income and expenses not allocated to business segments or geographic regions include corporate administration expenses, which are included in selling, administrative, and general expenses, investment income, interest expense, and foreign currency gains and losses. Operating earnings are defined as business segment earnings adjusted for corporate administration expense.

   Identifiable assets are those assets used exclusively in the operations of each business segment or geographic region, or which are allocated when used jointly. Corporate assets are principally cash and cash equivalents, short-term investments, and certain property, plant, and equipment.

   The following tables show sales and other financial information by geographic region and business segment for the years 1993, 1992, and 1991:

GEOGRAPHIC REGION


                                                    -----------------------------------------------------------------------
                                                                         Europe,
                                                                    Middle East,                   Canada And
Dollar Amounts In Thousands                         United States     And Africa Asia-Pacific   Latin America  Consolidated
---------------------------------------------------------------------------------------------------------------------------
1993
Sales to unaffiliated customers                        $1,012,690       $396,909     $292,183        $128,268    $1,830,050
Inter-area sales to affiliates                            130,093         94,949        2,139           2,397       229,578
Business segment earnings                                 153,928         89,980       17,724          10,215       271,847(1)
Identifiable assets                                     1,306,114        837,007      266,333          83,543     2,492,997
                                                    =======================================================================

1992
Sales to unaffiliated customers                          $883,738       $421,118     $299,033        $105,197    $1,709,086
Inter-area sales to affiliates                            154,063         71,084        1,291           2,315       228,753
Business segment earnings                                 181,678         79,827       36,839          13,260       311,604
Identifiable assets                                       839,660        735,422      232,654          65,953     1,873,689
                                                    =======================================================================

1991
Sales to unaffiliated customers                          $823,907       $354,196     $249,673         $92,328    $1,520,104
Inter-area sales to affiliates                            143,686         50,481          413           3,341       197,921
Business segment earnings                                 118,030(2)      72,518       35,501          14,209       240,258(2)
Identifiable assets                                       779,017        698,962      200,750          59,790     1,738,519
                                                    =======================================================================

(1) INCLUDES RESTRUCTURING CHARGES OF $48.8 MILLION AS FOLLOWS: UNITED STATES, $23.5; EUROPE, MIDDLE EAST, AND AFRICA, $16.6;
    ASIA-PACIFIC, $4.6; CANADA AND LATIN AMERICA, $4.1.
(2) INCLUDES RESTRUCTURING AND SPECIAL CHARGES OF $50.3 MILLION.


                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 51

BUSINESS SEGMENT


                                                       --------------------------------------------------------------------
Dollar Amounts In Thousands                                  1993                        1992                          1991
---------------------------------------------------------------------------------------------------------------------------
Net Sales
Healthcare                                             $1,169,192                  $1,033,233                      $943,777
Optics                                                    660,858                     675,853                       576,327
                                                       --------------------------------------------------------------------
                                                       $1,830,050                  $1,709,086                    $1,520,104
                                                       ====================================================================
Earnings Before Taxes And Minority Interest

Healthcare                                               $192,318                    $176,095                      $102,348
Optics                                                     79,529                     135,509                       137,910
                                                       --------------------------------------------------------------------
Business segment earnings                                 271,847(1)                  311,604                       240,258(3)
Corporate administration expense                           46,980(2)                   41,359                        69,460(4)
                                                       --------------------------------------------------------------------
Operating earnings                                        224,867                     270,245                       170,798
Interest expense, net                                      19,913                      16,286                        23,172
Gain from foreign currency, net                           (11,068)                     (8,685)                       (1,892)
                                                       --------------------------------------------------------------------
                                                         $216,022                    $262,644                      $149,518
                                                       ====================================================================
Depreciation

Healthcare                                                $46,778                     $41,509                       $37,331
Optics                                                     22,043                      19,423                        17,676
Corporate                                                   3,180                       2,417                         2,318
                                                       --------------------------------------------------------------------
                                                          $72,001                     $63,349                       $57,325
                                                       ====================================================================
Identifiable Assets

Healthcare                                             $1,329,854                    $979,666                      $936,102
Optics                                                    492,507                     466,738                       407,580
Corporate                                                 670,636                     427,285                       394,837
                                                       --------------------------------------------------------------------
                                                       $2,492,997                  $1,873,689                    $1,738,519
                                                       ====================================================================
Capital Expenditures

Healthcare                                                $83,460                     $78,965                       $56,050
Optics                                                     21,254                      33,995                        29,892
Corporate                                                   2,518                       6,371                         2,647
                                                       --------------------------------------------------------------------
                                                         $107,232                    $119,331                       $88,589
                                                       ====================================================================

(1) INCLUDES RESTRUCTURING CHARGES OF $48.8 MILLION AS FOLLOWS: HEALTHCARE, $15.9; OPTICS, $32.9.
(2) INCLUDES RESTRUCTURING CHARGES OF $1.2 MILLION.
(3) INCLUDES RESTRUCTURING AND SPECIAL CHARGES OF $50.3 MILLION IN THE HEALTHCARE SEGMENT.
(4) INCLUDES SPECIAL CHARGES OF $26.0 MILLION.


5. Inventories
--------------------------------------------------------------------------------

Inventories consisted of the following:

                             ---------------------------
                             December 25,   December 26,
Dollar Amounts In Thousands          1993           1992
--------------------------------------------------------
Raw materials and supplies        $66,768        $60,851
Work in process                    24,640         25,245
Finished products                 226,518        202,066
                             ---------------------------
                                  317,926        288,162

Less: Reserve for valuation of
   certain U.S. inventories at
   last-in, first-out cost          8,172          8,337
                             ---------------------------
                                 $309,754       $279,825
                             ===========================

   Inventories valued using the LIFO method were approximately $98,680,000 and $93,224,000 at December 25, 1993 and December 26, 1992, respectively.



6. Property, Plant, And Equipment
--------------------------------------------------------------------------------

Major classes of property, plant, and equipment consisted of the following:

                             ---------------------------
                             December 25,   December 26,
Dollar Amounts In Thousands          1993           1992
                             ---------------------------
Land                              $20,784        $22,368
Leasehold improvements             25,530         21,520
Buildings                         350,173        336,166
Machinery and equipment           542,912        473,031
                             ---------------------------
                                  939,399        853,085

Less: Accumulated depreciation    398,338        349,163
                             ---------------------------
                                 $541,061       $503,922
                             ===========================



52 Bausch & Lomb Incorporated and Consolidated Subsidiaries

7. Provision For Income Taxes

As discussed in Note 1 -- Accounting Policies, the Company adopted SFAS No. 109 as of the beginning of 1992. An analysis of the components of earnings before income taxes, minority interest, and the cumulative effect of the change in accounting principle and the related provision for income taxes is presented below:


                                                                      -----------------------------------------------------
Dollar Amounts In Thousands                                               1993                   1992                  1991
---------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes, minority interest, and
     cumulative effect of change in accounting principle:

   U.S.                                                               $ 92,645               $141,463               $39,046
   Non-U.S.                                                            123,377                121,181               110,472
                                                                      -----------------------------------------------------
                                                                      $216,022               $262,644              $149,518
                                                                      =====================================================
Provision for income taxes before cumulative
   effect of change in accounting
   principle:

   Federal
     Current                                                           $63,118                $51,438               $39,448
     Deferred                                                          (22,526)                (1,329)              (12,165)
   State
     Current                                                            10,274                  9,013                 7,418
     Deferred                                                           (4,127)                  (129)               (2,882)
   Foreign
     Current                                                            41,940                 22,502                20,881
     Deferred                                                          (16,275)                 3,630                 6,726
                                                                      -----------------------------------------------------
Provision for income taxes                                             $72,404                $85,125               $59,426
                                                                      =====================================================


   Deferred income taxes for 1993 and 1992 recognized the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. In general, these temporary differences are more inclusive than timing differences recognized under previously applicable accounting principles. The items which comprise a significant portion of deferred tax assets and liabilities were as follows:


                                                                  ---------------------------------------------------------
                                                                        December 25, 1993              December 26, 1992
                                                                  ---------------------------------------------------------
                                                                  Deferred Tax   Deferred Tax    Deferred Tax  Deferred Tax
Dollar Amounts In Thousands                                             Assets    Liabilities          Assets   Liabilities
---------------------------------------------------------------------------------------------------------------------------
Reserve for postretirement medical and life insurance benefits         $46,942        $    --         $41,252       $    --
Reserve for other benefit plans                                          7,442          4,551           5,492         1,849
Vacation accrual                                                         4,704             --           3,867            --
Intercompany profit elimination                                         13,028             --          10,241            --
Inventory and product reserves                                          12,638          1,031           9,905            --
Restructuring reserves                                                  17,804             --           1,886            --
Unrealized foreign exchange losses                                      16,116             --           2,046            --
Tax loss and credit carryforwards                                       14,199             --          12,461            --
State income tax accruals                                                   --          6,668              --         5,936
Sales and allowance reserves                                            15,546             --           1,385            --
Reserve for bad debts                                                    3,733             --           3,265            --
Advertising reserves                                                     3,842             --           5,185            --
Depreciation                                                             3,474         37,375           2,644        30,805
Amortization                                                             3,326         19,928           3,534        13,139
Other accruals                                                           5,942          6,080           3,494        13,624
                                                                  ---------------------------------------------------------
                                                                       168,736         75,633         106,657        65,353
Less: Valuation allowance                                               13,206             --          10,977            --
                                                                  ---------------------------------------------------------
Deferred income taxes                                                 $155,530        $75,633         $95,680       $65,353
                                                                  =========================================================



   Deferred income taxes included the tax impact of net operating loss carryforwards. Realization of these assets is contingent on future taxable earnings in certain non-U.S. tax jurisdictions. In accordance with the provisions of SFAS No. 109, valuation allowances of $13,206,000 at December 25, 1993 and $10,977,000 at December 26, 1992 were recorded to reserve for these and other items which may not be realized.


                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 53

   Reconciliations of the statutory U.S. federal income tax rate to effective tax rates were as follows:

                                     ---------------------
                                     1993    1992     1991
----------------------------------------------------------
Statutory tax rate                   35.0%   34.0%    34.0%
State income taxes,
   net of federal tax benefit         1.9     2.2      2.0
Difference between
   foreign and U.S. tax rates        (8.1)   (5.7)    (6.7)
Rate differential for
   Subpart F income                   6.3     2.3      3.2
Restructuring and special charges
   with no income tax benefit         --       --      9.1
Other                                (1.6)   (0.4)    (1.9)
                                     ---------------------
Effective tax rate                   33.5%   32.4%    39.7%
                                     =====================

   In April 1991, the Internal Revenue Service (the Service) issued a Notice of Deficiency relating to its examination of the Company's federal income tax returns for the 1983-1984 period. In July 1991, the Company filed a petition in the U.S. Tax Court to contest these alleged deficiencies. In September 1991, the Company and the Service settled issues relating to the Company's overseas contact lens operations. The basis of this settlement was similar to that used by the U.S. Tax Court in deciding these issues for an earlier period and subsequently affirmed by the United States Court of Appeals for the Second Circuit. The remaining issues in this matter relate primarily to the Company's sunglass operations in Ireland and Hong Kong.

   In December 1991, the Service issued a Notice of Deficiency proposing adjustments to the amount of the Company's income taxes for the 1985-1987 period. The Notice included an adjustment which was consistent with prior settlements relating to the Company's overseas contact lens operations. On this basis, the Company has resolved the federal income tax liability for its contact lens operations through 1987, and for which it had been adequately reserved. This Notice also raised issues similar to those contested in the Petition for the 1983-1984 period relating to the Company's overseas sunglass operations, as well as other unrelated issues. The Company and the Service have agreed on a basis for settling substantially all of the unrelated issues within the Company's tax provision. However, taxes and accrued interest associated with the Service's proposed adjustments for the sunglass issues total approximately $18 million, and exceed the Company's tax provision for the years in question. In January 1992, the Company filed a petition in the U.S. Tax Court contesting these proposed adjustments.

   In September 1993, the Service issued notices of proposed adjustments relating to an examination of the Company's federal income tax returns for the 1988-1989 period. The predominant issues raised in the notices were similiar to those being contested relating to overseas sunglass operations. The notices also included unrelated issues for the 1988-1989 period which the Company will contest through the Service's administrative appeals processes. At this time, litigation for these unrelated issues is not anticipated and tax provisions for the years in question are considered adequate to provide for any adverse determinations.

   In December 1993, the trial on the overseas sunglass issues for the 1983-1984 and the 1985-1987 periods was held in the U.S. Tax Court. Following the trial, under the U.S. Tax Court's rules of procedure, both the Company and the Service are required to file briefs, the last of which is due in July 1994. The Court is not expected to render its decision before the fourth quarter of 1994. Based on an assessment of the evidence introduced and the arguments advanced by both parties during the trial, management continues to believe that any tax liability related to the sunglass issues which may arise from this litigation, or for subsequent years, will not have a materially adverse effect on the financial position of the Company.


54 Bausch & Lomb Incorporated and Consolidated Subsidiaries

8. Short-Term Debt And Compensating Bank Balances
--------------------------------------------------------------------------------

Short-term debt at December 25, 1993 consisted of $201,500,000 in U.S. commercial paper and $21,142,000 in non-U.S. borrowings. At December 26, 1992 short-term debt consisted of $179,000,000 in U.S. commercial paper and $19,197,000 in non-U.S. borrowings.

   Short-term bank debt and commercial paper are borrowed at below prime rates in the U.S. and at the equivalent of prime rates in other countries and are unsecured. All compensating balance arrangements are informal and do not restrict the withdrawal of funds. Under these arrangements, the Company maintained average compensating bank balances of $2,500,000 in 1993.

9. Long-Term Debt
--------------------------------------------------------------------------------

Long-term debt at year end consisted of the following:

                                                      --------------------------
                                                      December 25,  December 26,
Dollar Amounts In Thousands                                   1993          1992
--------------------------------------------------------------------------------
Notes payable:
   5.5% due in 1994                                       $ 13,145      $     --
   6.7% due in 1995                                         40,000        40,000
   6.8% due in 1996                                         40,000        40,000
   Variable rate due in 1996                                45,600            --
   6.48% due in 1997                                        85,000        85,000
   5.95% due in 2003                                        85,000            --
   9.47% due semi-annually through 1994                         --        10,591
   8% due in 1996                                               --        73,005
   Other                                                    13,669        14,749

Mortgages payable                                            3,035         4,940

Capital lease obligations:

   Industrial Development Bonds due in 2015                  8,500         8,500
   Other                                                     8,939        11,612
                                                      --------------------------
                                                           342,888       288,397
Less: Current portion                                       21,935        10,657
                                                      --------------------------
                                                          $320,953      $277,740
                                                      ==========================


   Long-term borrowing maturities during the next five years are $21,935,000 in 1994, $42,708,000 in 1995, $89,367,000 in 1996, $86,664,000 in 1997, and
$1,634,000 in 1998.

10. Leases
--------------------------------------------------------------------------------

The Company leases land, buildings, machinery, and equipment under noncancelable operating leases. As of December 25, 1993, future minimum payments under these leases are as follows:

Dollar Amounts In Thousands
--------------------------------------------------------
1994                                             $22,381
1995                                              14,937
1996                                               8,064
1997                                               5,706
Later years                                       12,067
                                                 -------
Total minimum lease payments                     $63,155
                                                 =======


   Total rental expense for the years ended December 25, 1993, December 26, 1992, and December 28, 1991 amounted to $26,862,000, $20,830,000, and
$18,821,000, respectively.

                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 55

11. Retirement Benefits
--------------------------------------------------------------------------------

The Company and its consolidated subsidiaries sponsor several retirement plans which, in the aggregate, cover substantially all U.S. employees and certain employees in other countries. In general, retirement benefits are based on years of service and the employee's compensation near retirement. Certain non-U.S. pension arrangements also provide termination indemnity payments. For the largest U.S. pension plan, employees are eligible to participate upon the attainment of age 21 and the completion of one year of service. These employees are vested in the plan after five years of service or the attainment of age 55. The Company's funding policy is to contribute an amount annually which falls between the minimum and maximum amounts that can be deducted for federal income tax purposes. The plan's investments consist primarily of marketable securities and pooled investments in the general assets of certain major insurance companies.

   The components of net periodic pension cost consisted of the following:


                                           --------------------------------------------------------------------------------
                                                     1993                         1992                          1991
                                           --------------------------------------------------------------------------------
                                             U. S.      Non-U. S.          U. S.    Non-U. S.           U. S.     Non-U. S.
Dollar Amounts In Thousands                  Plans          Plans          Plans        Plans           Plans         Plans
---------------------------------------------------------------------------------------------------------------------------
Service cost - benefits earned
   during the period                        $4,493         $1,696         $3,888       $1,508          $3,606        $1,274
Interest cost on projected
   benefit obligation                        9,615          1,230          9,104        1,103           8,665           943
Actual return on plan assets               (12,322)        (3,140)        (9,812)        (361)        (21,485)         (746)
Net amortization and deferral                3,981          2,643          1,855         (153)         15,721           275
                                           --------------------------------------------------------------------------------
Net periodic pension cost                   $5,767         $2,429         $5,035       $2,097          $6,507        $1,746
                                           ================================================================================


   The decrease in the net periodic pension cost for U.S. plans from the 1991 level was attributable to the recognition of significant unrealized asset gains.

   Key economic assumptions used in completing the actuarial determinations were:


                                                                      ------------------------------------------------------------
                                                                               1993                                1992
                                                                      ------------------------------------------------------------
                                                                        U.S.          Non-U.S.             U.S.          Non-U.S.
                                                                       Plans             Plans            Plans             Plans
----------------------------------------------------------------------------------------------------------------------------------
Discount rate                                                            7.0%          5.5-8.0%             9.0%          5.5-8.0%
Rate of increase in compensation levels                                  5.0%          4.2-6.5%             6.0%          4.5-6.5%
Expected long-term rate of return on plan assets                        10.0%          5.5-9.0%            10.0%          5.5-9.0%
                                                                      ============================================================


   SFAS No. 87, "Employers' Accounting for Pensions", requires the measurement of plan assets and obligations as of a date not more than three months prior to the date of the financial statements. In December 1993, the Company elected to revise its assumptions in recognition of lower current levels of long-term interest rates and expected inflation trends. The discount rate assumption was reduced from 9% to 7% and the expected rate of increase in compensation levels was reduced from 6% to 5%. In accordance with the provisions of SFAS No. 87, net periodic pension cost for 1993 was determined based on the December 1992 assumptions. The assumption changes will not have a material effect on 1994 financial results.

   The table of actuarially computed plan assets and benefit obligations for U.S. and non-U.S. plans at December 25, 1993 and December 26, 1992 follows. The unrecognized projected benefit obligation in excess of plan assets is being amortized against net periodic pension cost over the remaining service lives of the plan participants. For both periods, the projected benefit obligation of the Company's largest U.S. retirement plan exceeded the value of plan assets. The Company has recorded an additional liability to give recognition to this underfunded position. An intangible asset reflecting the related unrecognized prior service cost has also been recorded.

56 Bausch & Lomb Incorporated and Consolidated Subsidiaries

                                                                   --------------------------------------------------------
                                                                       December 25, 1993                December 26, 1992
                                                                   --------------------------------------------------------
                                                                        U.S.      Non-U.S.               U.S.      Non-U.S.
Dollar Amounts In Thousands                                            Plans         Plans              Plans         Plans
---------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefits                                                  $118,519       $    --            $95,229       $    --
   Non-vested benefits                                                 4,142            --              2,428            --
                                                                   --------------------------------------------------------
Accumulated benefit obligation                                       122,661        13,732             97,657        12,563
Effect of projected future salary increases                           18,968         4,930             12,894         4,013
                                                                   --------------------------------------------------------
Projected benefit obligation                                         141,629        18,662            110,551        16,576
Plan assets at fair value                                            119,688        12,505             99,783         7,500
                                                                   --------------------------------------------------------
Projected benefit obligation in excess of plan assets                 21,941         6,157             10,768         9,076
Unrecognized net (loss) gain from past experience
   different from that assumed                                       (13,188)        3,015              9,571           133

Unrecognized prior service costs                                     (10,994)           20            (12,121)           --
Unrecognized net transition obligation                                (5,694)       (1,290)            (6,502)         (809)
Additional liability                                                  15,494            --              1,164           259
                                                                   --------------------------------------------------------
Accrued pension liability                                            $ 7,559       $ 7,902            $ 2,880       $ 8,659
                                                                   ========================================================


12. Other Postretirement Benefits
--------------------------------------------------------------------------------

As of the beginning of 1991, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", for its U.S. plans. As permitted by SFAS No. 106, the Company elected to expense the transition obligation immediately rather than to amortize this amount over 20 years. This election was given recognition in the financial statements as the cumulative effect of a change in accounting principle and totaled $91,111,000 ($58,311,000 or $0.96 per share after taxes).

   The adoption of SFAS No. 106 recognized that, in addition to a retirement plan, the Company and its consolidated subsidiaries sponsor two participatory defined benefit postretirement plans providing medical and life insurance benefits to substantially all U.S. employees. Effective in 1993, these plans provide benefits to retirees who have attained age 55 with ten years of service. Prior to 1993, vesting in the plan occurred when retired employees attained age 55 with five years of service. This change in vesting did not have a material effect on the Company's expense for these benefits. Covered spouses and certain employees on disability also qualify for participation in the plans. In general, under the medical benefits plan participants receive a stated percentage of most medical expenses, reduced for annual and lifetime deductibles and any payments made by government programs and other group coverage.

   During the fourth quarter of 1992, the Company approved the establishment of a Voluntary Employee Benefit Association (VEBA) to provide for payment of these benefits. A contribution of $5,000,000 was made to the VEBA trust in 1993. Earnings from the investments in this trust will eventually reduce the expense associated with providing these benefits. The Company intends to continue a program of prefunding for these benefits on an annual basis, but the amount of any future contributions is discretionary.

   The components of net periodic postretirement benefit cost consisted of the following:



                                                                                     --------------------------------------
Dollar Amounts In Thousands                                                              1993            1992          1991
---------------------------------------------------------------------------------------------------------------------------
Service cost for benefits earned during the period                                    $ 4,107         $ 3,681       $ 4,422
Interest cost on accumulated benefit obligation                                         8,869           8,549         7,986
Actual return on plan assets                                                              377              --            --
Net amortization and deferral                                                            (792)            (78)           --
                                                                                     --------------------------------------
Net periodic postretirement benefit cost                                              $12,561         $12,152       $12,408
                                                                                     ======================================


   The healthcare cost trend rate assumption has a significant effect on the expense reported. For example, a 1% increase in the medical care cost trend rate would have increased the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $2,000,000 or 16% in 1993.

   Key economic assumptions used in completing the actuarial determinations were:

                       ---------------------------------
                       1993          1992           1991
--------------------------------------------------------
Discount rate             7%            9%             9%
Rate of increase in       5%            6%             6%
  compensation levels
Medical care cost
   trend rate            12%           17%            18%
                       =================================


                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 57

   SFAS No. 106 requires the measurement of plan assets and obligations as of a date not more than three months prior to the date of the financial statements. In December 1993, the Company elected to revise its assumptions in recognition of lower current levels of long-term interest rates and expected trends in inflation and medical care cost increases. The discount rate was reduced from 9% to 7%, the expected rate of increase in compensation levels was lowered from 6% to 5%, and a 12% annual rate of increase in per capita medical care costs was applied. This rate will be assumed to decrease one percent per year to 6% in the year 2000 for future valuations. Prior to this change, the 1991 assumption of an 18% annual rate of increase in the per capita medical care cost rate had been assumed to decrease one percent per year to 7% in the year 2002. In accordance with the provisions of SFAS No. 106, net periodic postretirement benefit cost for 1993 was determined based on the December 1992 actuarial assumptions. The assumption changes will not have a material effect on 1994 financial results.

   The table of actuarially computed benefit obligations for the Company's U.S. plans follows.

                             ---------------------------
                             December 25,   December 26,
Dollar Amounts In Thousands          1993           1992
--------------------------------------------------------
Accumulated postretirement
     benefit obligations:
   Retirees                       $67,355        $64,312
   Active, eligible participants    9,164          9,180
   Other active participants       35,842         30,993
                             ---------------------------
                                  112,361        104,485
Plan assets at fair value           4,623             --
                             ---------------------------

Projected benefit obligation in
     excess of plan assets        107,738        104,485
Unrecognized prior service cost     1,239          1,317
Unrecognized net loss                (482)          (331)
                             ---------------------------
Accrued postretirement
     benefit liability           $108,495       $105,471
                             ===========================

   Increasing the assumed medical care cost trend rate by one percentage point would have increased the accrued postretirement benefit liability as of December 25, 1993 by approximately $13,300,000 or 12%. This reflects the significant effect this assumption has on the calculation of the obligation.

   The provisions of this Statement will be adopted for non-U.S. plans no later than 1995. The Company is in the process of developing an estimate of the effect adoption will have on its consolidated financial position and results of operations.

13. Minority Interest
--------------------------------------------------------------------------------

In December 1993, four wholly-owned subsidiaries of the Company contributed operating and financial assets with an estimated market value of $1,006 million to Wilmington Partners L.P., a newly formed Delaware limited partnership (the "Partnership"), in exchange for an aggregate 72 percent general and limited partnership interest. Additionally, an outside investor contributed $400 million in cash to the Partnership in exchange for a 28 percent limited partnership interest. Wilmington Management Corp., a wholly-owned subsidiary of the Company, manages the activities of Wilmington Partners L.P. and has fiduciary responsibilities to the Partnership. This transaction did not result in any gain or loss for the Company.

   The Partnership is a separate legal entity from the Company. The Partnership's purpose is to own and manage a portfolio of assets. Those assets include portions of the Company's biomedical operations at Charles River Laboratories, Inc. (including small research animals, bioprocessing, and ovum-derived vaccine products), the manufacture and sale of rigid gas permeable contact lens materials and lens care solutions at Polymer Technology Corporation, cash and cash equivalents, a long-term note guaranteed by the Company, and certain floating rate demand notes due from certain of the Company's subsidiaries. At December 25, 1993, the Company had $400 million of borrowings from the Partnership which were used to reduce U.S. short-term borrowings. For financial reporting purposes, the assets, liabilities, and earnings of the Partnership entities have continued to be included in the Company's consolidated financial statements. The outside investor's limited partnership interest in the Partnership has been recorded as minority interest.


58 Bausch & Lomb Incorporated and Consolidated Subsidiaries

14. Shareholders' Equity

At December 25, 1993, 10,000 shares of 4% Cumulative Preferred stock, 25,000,000 shares of Class A Preferred stock, 15,000,000 shares of Class B stock, and 200,000,000 shares of Common stock were authorized. The Company issues treasury shares to fulfill its obligations under the stock option plans. The difference between the cost of treasury shares issued and the option price is charged to capital in excess of par value. Changes in Common and Class B stock, capital in excess of par value, and treasury stock are summarized below:


                                                           ----------------------------------------------------------------
                                                             Common And Class B  Capital In Excess            Treasury
                                                           ---------------------                       --------------------
Amounts In Thousands                                       Shares         Amount    Of Par Value       Shares        Amount
---------------------------------------------------------------------------------------------------------------------------
Balance at December 29, 1990                               30,377        $14,392      $83,943             789       $44,609
Two-for-one stock split                                    30,410          9,737       (9,737)            757            --
Shares issued under stock option
   plans and restricted stock awards                          124              7          271            (382)      (22,314)

Repurchase of Common and Class B stock                         --             --           --             265        17,910
                                                           ----------------------------------------------------------------
Balance at December 28, 1991                               60,911         24,136       74,477           1,429        40,205
Shares issued under stock option plans
   and restricted stock awards                                179             14       14,611            (411)       (7,139)

Repurchase of Common and Class B stock                         --             --           --             628        30,497
                                                           ----------------------------------------------------------------
Balance at December 26, 1992                               61,090         24,150       89,088           1,646        63,563
Shares issued under stock option plans
   and restricted stock awards                                 45              4         (987)           (217)       (8,648)

Repurchase of Common and Class B stock                         --             --           --             587        28,753
                                                           ----------------------------------------------------------------
Balance at December 25, 1993                               61,135        $24,154      $88,101           2,016       $83,668
                                                           ================================================================

   In April 1991, the Company's board of directors approved a two-for-one split of the Company's Common and Class B stock. This action became effective on July 1, 1991 for shareholders of record as of June 3, 1991. A total of 30,409,678 shares of Common and Class B stock were issued in connection with the split, including 756,875 shares issued for Common and Class B stock held in treasury. A total of $9,737,000 was reclassified from capital in excess of par value to the par value of Common and Class B stock in connection with the stock split. The par value of Common and Class B stock remains unchanged.

   The board of directors has authorized the repurchase, at management's discretion, of a total of up to 6,000,000 of the Company's issued shares of Common stock. At December 25, 1993, up to 2,885,900 shares may be repurchased under the terms of this authorization.

   In 1988, the Company's board of directors approved the adoption of a shareholder rights plan, in which preferred share purchase rights were distributed as a dividend at the rate of one right for each outstanding share of the Company's Common and Class B stock. Common and Class B shares issued subsequent to the adoption of the rights plan automatically have preferred share purchase rights attached to them. Under certain circumstances, each right entitles shareholders to purchase one two-hundredth of a share of Series A Preferred stock, par value $1.00 per share. The rights become exercisable and transferable, apart from the Company's Common and Class B stock, ten days after a person or group either acquires 20% or more of the shares of the outstanding Common and Class B stock or announces an offer which would result in such person or group owning 20% or more of such shares. If the Company is acquired in a merger or other business combination at any time after the rights become exercisable, each such right will entitle its holder, other than the acquiror, to purchase common shares of the acquiring company having a market value of twice the exercise price of each right. If the Company is the surviving company, each holder, other than the acquiror, would have the right to purchase Common stock of the Company having a market value of twice the exercise price of each right. The board of directors may substitute common stock equivalent preferred shares for Common shares for the exercise of stock purchase rights. Until the rights become exercisable, they have no dilutive effect on earnings per Common share.

   The rights, which are non-voting, expire on July 1, 1998 and may be redeemed by the Company at a price of $0.005 per right at any time prior to the acquisition by a person or group of 20% of the outstanding shares of the Company's Common and Class B stock. In the event a person or group has acquired 20%, but not more than 50%, of such shares, the Company may redeem the rights of each holder, other than the acquiror, in exchange for either one share of Common stock or one two-hundredth of a share of Series A Preferred stock.

                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 59

15. Stock Option Plans
--------------------------------------------------------------------------------

Under the 1970, 1975, 1982, 1987, and 1990 stock option plans approved by the shareholders, Class B stock has been authorized for issuance to employees. Class B stock, which is used only in connection with the plans, has the same voting, dividend, and liquidation rights as Common stock. Options granted under the 1970 and 1975 plans expire either five years (qualified) or ten years (nonqualified) from the date of grant. All options granted under the 1982, 1987, and 1990 stock incentive plans expire ten years from the date of grant. The following table summarizes data for the Company's stock option plans:


                                         -------------------------------------------------------------------------------------------
                                                      1993                          1992                           1991
                                         -------------------------------------------------------------------------------------------
                                           Number Of     Option Price     Number Of     Option Price     Number Of     Option Price
                                              Shares        Per Share        Shares        Per Share        Shares        Per Share
-----------------------------------------------------------------------------------------------------------------------------------
Shares under option at
   beginning of year                       2,866,741     $9.84-$58.88     2,804,862     $9.84-$52.94     2,644,838     $9.84-$34.75
Options granted                            1,332,265    $46.63-$52.00       684,713    $49.00-$58.88       788,686    $32.63-$52.94
Options exercised                           (236,757)    $9.84-$52.94      (529,072)    $9.84-$42.69      (566,468)    $9.84-$34.75
Options cancelled                            (56,696)    $9.84-$55.44       (93,762)   $30.13-$49.31       (62,194)   $12.34-$42.69
                                         -------------------------------------------------------------------------------------------
Shares under option at
   end of year                             3,905,553     $9.84-$58.88     2,866,741     $9.84-$58.88     2,804,862     $9.84-$52.94
                                         ===========================================================================================
Total options exercisable at
   end of year                             2,038,238     $9.84-$58.88     1,591,382     $9.84-$52.94     1,532,872     $9.84-$42.88
                                         ===========================================================================================
Shares available for future
   grants at end of year                   2,543,890                      2,547,370                      2,536,861
                                         ===========================================================================================

   Under these plans, employees may borrow an amount equal to the purchase price of shares secured by pledge agreements with the Company. Participants' borrowings were $3,483,000 in 1993, $2,835,000 in 1992, and $1,403,000 in 1991.


16. Foreign Currency Translation
--------------------------------------------------------------------------------

The cumulative translation adjustment includes the effects of translating assets and liabilities of certain non-U.S. subsidiaries at current exchange rates. Translation adjustments relating to non-U.S. subsidiaries in countries with highly inflationary economies have been included in net earnings.

   An analysis of the changes in the cumulative translation adjustment component of shareholders' equity is as follows:

                                  ----------------------
Dollar Amounts In Thousands          1993           1992
--------------------------------------------------------
Balance at beginning of year      $63,465        $99,686
Current year translation
   adjustments                    (54,550)       (36,221)
                                  ----------------------
Balance at end of year             $8,915        $63,465
                                  ======================




60 Bausch & Lomb Incorporated and Consolidated Subsidiaries

17. Financial Instruments And Off-Balance-Sheet Risk
--------------------------------------------------------------------------------

Financial instruments consisted of the following:


                                                                    -------------------------------------------------------
                                                                       December 25, 1993                December 26, 1992
                                                                    -------------------------------------------------------
                                                                    Carrying           Fair          Carrying          Fair
Dollar Amounts In Thousands                                            Value          Value             Value         Value
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                          $ 513,241      $ 513,241         $ 381,364     $ 381,364
Short-term investments                                             $  32,795      $  32,795         $  35,409     $  35,409
Foreign exchange instruments:
   Other current assets                                            $  18,911      $      --         $      --     $      --
   Accrued liabilities                                               (51,084)            --                --            --
                                                                    -------------------------------------------------------
                                                                   $ (32,173)     $ (20,400)        $  (7,994)    $ (27,600)
Long-term debt, including current portion                          $(342,888)     $(357,178)        $(288,397)    $(295,742)
Interest rate instruments                                          $   1,919      $   3,067         $      62     $     744
                                                                    =======================================================


CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The carrying amount of cash, cash equivalents, and short-term investments approximates fair value because their maturity is generally less than one year in duration. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure with any one financial institution. The Company actively evaluates the creditworthiness of the financial institutions with which it invests.

FOREIGN EXCHANGE INSTRUMENTS

The Company enters into forward exchange and options contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its commited exposures. This hedging minimizes the impact of foreign exchange rate movements on the Company's operating results. The Company's foreign exchange contracts do not subject the Company's results of operations to risk due to exchange rate movements because gains and losses on these contracts generally offset losses and gains on the assets and liabilities being hedged. The Company also hedges certain firm commitments and anticipatory transactions. Gains and losses on these positions are deferred and included in the basis of the transaction when it is completed. As a matter of policy, the Company does not hedge to protect the translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instruments would be required, nor does it engage in currency speculation. As of December 25, 1993, the Company had approximately $888,000,000 of outstanding foreign exchange contracts in which foreign currencies were purchased, and approximately $328,000,000 in which foreign currencies were sold. The respective amounts as of December 26, 1992 were $658,000,000 and $283,000,000. At year-end 1993, approximately 49% or $591,000,000 of outstanding foreign exchange contracts served to hedge assets and liabilities, approximately 4% or $49,000,000 hedged firm purchase commitments, and approximately 47% or $576,000,000 hedged net investments in foreign subsidiaries. The forward exchange contracts have varying maturities with none exceeding twenty-four months. The Company makes net settlements for foreign exchange contracts at maturity, based on rates agreed to at inception of the contracts. The Company had no foreign currency option contracts outstanding as of December 25, 1993 and December 26, 1992.

   In accordance with accounting standards, the Company recognized in its results of operations the amortization of forward premium or discount of the foreign currencies traded over the forward exchange contract term. For 1993, the amortization of such premiums and discounts resulted in income of approximately $24,300,000, most of which was attributable to Irish pound contracts. Such premiums and discounts are substantially the result of interest rate differentials in the countries of the currencies being traded.

   Carrying value as presented in the table does not reflect unrecognized net premium income totaling $9,968,000 and $18,637,000 at December 1993 and 1992, respectively. After considering these amounts, outstanding forward exchange contracts were in a net unrealized negative cash flow position of approximately $22,205,000 at December 1993 and a net unrealized positive cash flow position of approximately $10,643,000 at December 1992. This net position is highly sensitive to changes in foreign exchange rates. As noted earlier, the Company staggers the maturities of the forward exchange contracts to mitigate the impact of contract settlements on cash flow in any




                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 61 given period. The periodic cash inflows or outflows from maturing forward exchange contracts impact the Company's short-term debt position, but are not of sufficient magnitude to jeopardize the Company's ability to adequately fund operations or other business opportunities.

   The estimate of fair value for these foreign exchange contracts was determined based upon a model which compares the face value of these items using contract rates at inception and estimated market rates at year end.

INTEREST RATE INSTRUMENTS

The Company enters into interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures in a manner consistent with the Company's policy. These agreements have been used to adjust interest on certain fixed and variable rate obligations. Net payments or receipts under the agreements are recorded as adjustments to interest expense. The Company also enters into interest rate swap-option agreements, wherein the purchaser of the option retains the right, but not the obligation, to commence the underlying swap at some specified later date. The Company has sold such swap-options in order to reduce its interest rate obligations under existing swap agreements and to manage future interest rate exposures. In all cases, the swap-option agreements are related to specific portions of the Company's debt and other obligations, and are of notional amounts and maturities that are consistent with such commitments.

   As of December 25, 1993, the Company had swap agreements outstanding with an aggregate notional amount of $687,000,000. Of this amount, $380,000,000 is associated with distributions from Wilmington Partners L.P., $242,000,000 is associated with public short- and long-term debt placed by the Company, and $65,000,000 is associated with a future seven-year lease commitment for an office facility, the construction of which commenced in 1993. Also as of December 25, 1993, the Company had outstanding swap-option agreements with an aggregate notional amount of $157,000,000. These agreements are associated with public short- and long-term debt placed by the Company.

   As of December 25, 1993, the Company further had outstanding an interest rate cap on variable rate obligations, which protects the Company from rising interest rates. This cap is associated with the Company's future lease obligation for an office facility, and has a notional amount of $65,000,000.

   Under the interest rate environment existing as of December 25, 1993, the net fair value of the Company's swap agreements was a gain of approximately $1,400,000, and the net fair value of the Company's swap-option agreements was a loss of approximately $4,600,000. The interest rate cap agreement had a fair value reflecting a gain of approximately $100,000 as of December 25, 1993.

   Consistent with accounting standards, the Company amortizes premium income or expense incurred by buying or selling swap-options over the life of the agreements. This premium income or expense is included in the Company's results of operations. For the fiscal year 1993, the Company recognized approximately $700,000 of income related to these items.

LONG-TERM DEBT

Fair value is estimated based on either quoted market prices for the same or similar issues or the current rates offered to the Company for debt with the same remaining maturities.

COMMITMENTS

The Company has entered into an agreement with an unaffiliated third party to act as agent for construction of an office facility and has guaranteed its completion. Upon completion, the Company will enter into a seven-year operating lease with annual rent payments estimated to be $5,100,000 and a residual value guarantee in an amount not to exceed $54,600,000.

CONCENTRATIONS OF CREDIT RISK

Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables.

   Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic regions. As of December 25, 1993 and December 26, 1992, the Company had no significant concentrations of credit risk.


62 Bausch & Lomb Incorporated and Consolidated Subsidiaries

18. Litigation
--------------------------------------------------------------------------------

In the fourth quarter of 1991, the Company established a reserve for discontinued operations of approximately $26,000,000 to provide for, among other things, potential legal exposures stemming from litigation involving Bausch & Lomb and a number of other companies. One of the matters related to patent infringement litigation concerning XY plotters and mechanisms for moving plotter paper produced by Houston Instruments, a company sold by Bausch & Lomb in 1985. In February 1992, a settlement was reached on this patent litigation within the range of contemplated exposure, including legal expenses. The reserve balance was adequate in providing for the resolution of the remaining matters.

   The Company was involved in other litigation, investigations of a routine nature, and various legal matters during 1993 which are being defended and handled in the ordinary course of business. These matters are not considered material to the financial condition of the Company.




Report of Independent Accountants

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
OF BAUSCH & LOMB INCORPORATED

In our opinion, the accompanying consolidated financial statements appearing on pages 46 through 63 of this 1993 annual report of Bausch & Lomb Incorporated after the restatement described in Note 2 present fairly, in all material respects, the financial position of Bausch & Lomb Incorporated and its subsidiaries at December 25, 1993 and December 26, 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


[Signature: Price Waterhouse]

Rochester, New York
January 23, 1996


                     Bausch & Lomb Incorporated and Consolidated Subsidiaries 63

Selected Financial Data


                         -----------------------------------------------------------------------------------------------------------
Dollar Amounts In
Millions - Except
Per Share Data             1993*       1992       1991       1990       1989       1988     1987     1986     1985     1984    1983
------------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR
   Net sales             $1,830.1   $1,709.1   $1,520.1   $1,368.6   $1,220.3   $  978.3 $ 840.3  $ 698.9  $ 596.2  $ 533.6 $ 477.3
   Earnings from
    continuing operations
    before cumulative
    effect of change in
    accounting principle    138.9      171.4       85.9      131.4      114.4       97.9    85.3     74.7     66.8     58.8    51.0
   Cumulative effect of
     change in accounting
     principle                 --         --      (58.3)        --         --         --      --       --       --       --      --
   Loss from discontinued
    operations, net of
    taxes                      --         --         --         --         --         --      --       --       --     (8.6)   (2.6)
   Net earnings             138.9      171.4       27.6      131.4      114.4       97.9    85.3     74.7     66.8     50.2    48.4
   Earnings from
    continuing operations
    before cumulative
    effect of change in
    accounting principle
    and non-recurring
    charges                 175.4      171.4      149.2      131.4      114.4       97.9    85.3     74.7     66.8     58.8    51.0
   Average shares
    outstanding (000s)     60,115     60,399     60,455     60,150     60,435     59,894  60,758   60,578   59,922   59,431  59,242
                         -----------------------------------------------------------------------------------------------------------

PER COMMON SHARE
   Earnings from
    continuing operations
    before cumulative
    effect of change in
    accounting
    principle            $   2.31   $   2.84   $   1.42   $   2.19   $   1.89   $   1.63 $  1.40  $  1.23  $  1.11  $  0.99 $  0.86
   Cumulative effect
    of change in
    accounting principle       --         --      (0.96)        --         --         --      --       --       --       --       --
   Loss from
    discontinued
    operations                 --         --         --         --         --         --      --       --       --    (0.14)  (0.04)
   Net earnings              2.31       2.84       0.46       2.19       1.89       1.63    1.40     1.23     1.11     0.85    0.82
   Earnings from
    continuing operations
    before cumulative
    effect of change in
    accounting principle
    and non-recurring
    charges                  2.92       2.84       2.47       2.19       1.89       1.63    1.40     1.23     1.11     0.99    0.86
   Shareholders' equity     15.38      15.11      13.77      13.95      11.96      10.55    9.70     8.16     6.84     5.52    5.31
   Dividends                 0.88       0.80       0.72       0.66       0.58       0.50    0.43     0.39     0.39     0.39    0.39
                         -----------------------------------------------------------------------------------------------------------

AT YEAR END
   Working capital       $  669.6   $  514.9   $  405.3   $  341.9   $  316.3   $  217.3 $ 372.4  $ 348.5  $ 260.0  $ 199.4 $ 218.6
   Property, plant,
    and equipment           541.1      503.9      457.9      418.8      351.0      294.3   226.5    205.6    150.9    127.6   138.3
   Total assets           2,493.0    1,873.7    1,738.5    1,677.4    1,429.2    1,212.6   978.7    885.7    627.3    566.7   553.4
   Short-term debt          244.6      208.9      256.1      285.2      228.2      184.7    18.6     22.1     21.4     51.6    34.9
   Long-term debt           321.0      277.7      195.7      214.5      219.1      152.5   160.5    206.9     81.3     76.6    82.6
   Shareholders' equity     909.2      898.2      819.3      825.5      713.3      629.0   576.6    490.8    408.1    327.2   314.0
                         -----------------------------------------------------------------------------------------------------------

STATISTICS
   Before Cumulative
    Effect Of Change
    In Accounting
    Principle
     Return on sales          7.6%      10.0%       5.7%       9.6%       9.4%      10.0%   10.2%    10.7%    11.2%    11.0%   10.7%
     Return on average
      shareholders'
      equity                 15.5%      20.3%      10.3%      17.2%      17.5%      16.6%   15.9%    16.6%    18.7%    18.3%   17.0%
     Return on average
      total assets            6.8%       9.5%       5.0%       8.5%       8.7%       8.9%    9.2%     9.9%    11.2%    10.5%    9.5%
   Before Cumulative
    Effect Of Change
    In Accounting
    Principle And
    Non-recurring
    Charges
     Return on sales          9.6%      10.0%       9.8%       9.6%       9.4%      10.0%   10.2%    10.7%    11.2%    11.0%   10.7%
     Return on average
      shareholders'
      equity                 19.5%      20.3%      17.7%      17.2%      17.5%      16.6%   15.9%    16.6%    18.7%    18.3%   17.0%
     Return on average
      total assets            8.6%       9.5%       8.7%       8.5%       8.7%       8.9%    9.2%     9.9%    11.2%    10.5%    9.5%
   Average income tax
    rate                     33.5%      32.4%      39.7%      32.6%      32.6%      33.3%   36.8%    33.8%    33.8%    30.9%   29.1%
   Current ratio              1.9        1.9        1.7        1.6        1.7        1.6     3.1      3.1      3.2      2.3     2.5
   Total debt to
    shareholders' equity     62.2%      54.2%      55.1%      60.5%      62.7%      53.6%   31.1%    46.7%    25.2%    39.2%   37.4%
   Total debt to capital     38.3%      35.1%      35.5%      37.7%      38.5%      34.9%   23.7%    31.8%    20.1%    28.2%   27.2%
   Capital expenditures  $  107.2   $  119.3   $   88.6   $  108.4   $  100.3   $  103.1 $  49.4  $  50.3  $  34.1  $  33.3 $  25.9
   Employees               15,900     14,500     13,700     13,000     12,500     10,000   8,300    8,000    7,600    8,300   9,200
   Common shareholders
    of record               8,100      7,700      8,400      6,900      6,700      7,100   6,200    6,300    6,500    6,700   5,500
                         -----------------------------------------------------------------------------------------------------------

*Amounts have been restated for certain items as more fully described in Note 2--Restatement of Financial Information.



64 Bausch & Lomb Incorporated and Consolidated Subsidiaries
Bausch & Lomb Incorporated and Consolidated Subsidiaries 65

                                                       Bausch
                                                       & Lomb
                                        Healthcare and Optics
                                                    Worldwide

Bausch & Lomb
Corporate Offices
One Bausch & Lomb Place
Rochester, New York
14604-2701
(716) 338-6000
(800) 344- 8815









Printed in U. S. A.

M-1918-93