Form 10-Q/A
period 1993-09-25
BAUSCH & LOMB INC
filed 1996-03-15
CIK 10427

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended
September 25, 1993

Commission File
Number:  1-4105


BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of
incorporation or organization)

16-0345235
(IRS Employer Identification No.)


One Bausch & Lomb Place, Rochester NY  14604-2701
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code:
716) 338-6000


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X           .          No            .

As of September 25, 1993 there were outstanding
59,067,678 shares of Common Stock, consisting of 58,576,833 shares of Common Stock and 490,845 shares of Class B Stock which are identical with respect to dividend and liquidation rights and vote together as a single class for all purposes.




PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

As described more fully in Note A to the Financial Statements, 1993 financial information in this filing has been restated to correct the improper recording of certain sunglass distributor sales in Southeast Asia.

Unaudited consolidated financial statements for the third quarter of 1993 and 1992 of Bausch & Lomb Incorporated and Consolidated Subsidiaries are presented on the following pages. The audited balance sheet at December 26, 1992 is presented for comparative purposes. Financial statements for the nine months ended September 25, 1993 have been prepared by the company in accordance with its usual accounting policies and are based in part on approximations.

In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles have been included. All such adjustments were of a normal recurring nature.


BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF EARNINGS

Dollar Amounts In Thousands -
Except Per Share Data
                     Third Quarter Ended            Nine Months Ended
                  -----------------------------------------------------
                     Sept. 25,     Sept. 26,    Sept. 25,     Sept. 26,
                        1993*       1992          1993*          1992
                  ------------------------------------------------------

Net Sales                $490,136  $461,310    $1,377,170  $1,280,678

Costs And Expenses:
 Cost of products sold    216,652   211,491       614,267     586,004
 Selling, administrative
 and general              174,746   157,186       507,357     458,629
 Research and development  14,495    13,934        43,178      38,737
 Investment income         (1,764)   (1,915)       (9,476)     (9,709)
 Interest expense           7,446     6,200        24,960      22,586
 Gain from foreign
  currency                 (2,051)   (2,016)      (10,043)     (3,822)
                         --------   --------    ----------  ----------
                          409,524   384,880     1,170,243   1,092,425
                         --------   --------    ----------  ----------
Earnings Before
Income Taxes And
Minority Interest          80,612    76,430       206,927     188,253

  Provision for
   income taxes            27,595    25,222        71,731      64,593
                          --------  --------    ----------  ----------
Earnings Before Minority
Interest                   53,017    51,208       135,196     123,660

 Minority interest in
 subsidiaries                 995     1,247         3,295       3,976
                         --------  --------    ----------  ----------

Net Earnings             $ 52,022  $ 49,961    $  131,901  $  119,684
                         --------  --------    ----------  ----------
Retained Earnings At
 Beginning Of Period     $838,758  $707,121     $ 785,044   $ 661,182


Cash Dividends Declared:
 Common stock, $0.22 and
 $0.66 per share for 1993
 ($0.20 and $0.60 per
  share for 1992)          13,089    11,892        39,254      35,676
                         --------  --------    ----------  ----------
Retained Earnings
 At End Of Period        $877,691  $745,190    $  877,691    $745,190
                         --------  --------    ----------  ----------
                         --------  --------    ----------  ----------
Net earnings per
Common Share             $   0.87  $   0.83     $    2.19    $   1.98
                         --------  --------    ----------  ----------
                         --------  --------    ----------  ----------

Average Common Shares
 Outstanding (000s)                                60,151      60,381
                                               ----------  ----------
                                               ----------  ----------

*Results have been restated as more fully described in Note A --
"Restatement of Financial Information."
See Notes To Financial Statements


BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEET

Dollar Amounts In Thousands
                               September 25,       December 26,
                                   1993*              1992
Assets
Current Assets:
 Cash and cash equivalents     $  128,336         $  381,364
 Short-term investments,
   at cost which
   approximates market             41,463             35,409
 Trade receivables,
   less allowances
   of $15,445 and
   $11,834, respectively          354,321            277,338
 Inventories                      316,114            279,825
 Deferred income taxes,
   less valuation
   allowance of $10,977            34,189             30,327
 Other current assets             111,348             77,452
                                ---------          ----------
                                  985,771          1,081,715
Property, Plant And
 Equipment, net                   527,514            503,922
Goodwill And Other Intangibles,
   less accumulated amortization
   of $116,173 and $107,516,
   respectively                   454,497            217,791
Other Assets                       95,302             70,261
                                ---------          ----------
   Total Assets                $2,063,084         $1,873,689
                                ---------          ----------
                                ---------          ----------

Liabilities and Shareholders' Equity

Current Liabilities:
 Notes payable                  $ 208,256         $  198,197
 Current portion of
   long-term debt                  21,779             10,657
 Accounts payable                  69,374             72,434
 Accrued compensation              75,238             60,057
 Accrued liabilities              235,242            188,353
 Federal and foreign
  Income taxes                     56,054             37,100
                                ---------          ----------
                                  665,943            566,798
Long-Term Debt, less
 current portion                  326,453            277,740
Other Long-Term Liabilities       115,303            110,852
Minority Interest                  20,495             20,115
                                ---------          ----------
   Total Liabilities            1,128,194            975,505
                                ---------          ----------

Shareholders' Equity:
 4% Cumulative Preferred Stock,
   par value $100 per share         -                   -
 Class A Preferred Stock, par
   value $1 per share               -                   -
 Common Stock, par value $0.40
   per share, 60,198,322 shares
   issued.                         24,079             24,079
 Class B Stock, par value $0.08 per share,
   902,602 shares issued.
   (888,167 shares in 1992)            72                 71
 Capital in excess of
  par value                        87,757             89,088
 Cumulative translation
    adjustment                     29,393             63,465
 Retained earnings                877,691            785,044
                                ---------          ----------
                                1,018,992            961,747
 Common and Class B Stock
   in treasury, at cost,
    2,033,246 shares
    1,642,622 shares
    in 1992)                      (84,102)           (63,563)
                                 ---------          ----------
 Total Shareholders' Equity       934,890            898,184
                                 ---------          ----------
 Total Liabilities And
 Shareholders' Equity          $2,063,084         $1,873,689
                                 ---------          ----------
                                 ---------          ----------

*Results have been restated as more fully described in Note A --
"Restatement of Financial Information."
See Notes To Financial Statements


BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CASH FLOWS

Dollar Amounts In Thousands
                                                  Nine Months Ended
                                            September 25,  September 26,
                                                  1993*        1992
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings                                       $131,901  $119,684

 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation of property, plant, and equipment     53,666    49,032
   Amortization of goodwill and other intangibles      8,657     6,598
   Loss on retirement of fixed assets                  2,155     1,233
   Exchange (gain) loss                               (1,168)    7,819
   (Increase) decrease in deferred income taxes       (2,402)    3,680
   Increase in accounts receivable                   (69,509)  (66,972)
   (Increase) decrease in inventories                (31,652)    5,622
   Increase in other current assets                  (44,173)  (16,652)
   Increase in accounts payable and accruals          24,290    12,608
   Increase in tax reserves                           18,977    12,158
   Increase in undistributed earnings of subsidiaries    905     2,498
   Increase in other long-term liabilities             2,501     2,985
                                                     -------   --------
      Net cash provided by operating activities       94,148   140,293

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for purchase of property, plant
   and equipment                                     (67,749)  (78,259)
 Acquisition of businesses, net of cash
   and short-term investments acquired              (244,197)        -
 Other                                                (7,411)  (22,011)
                                                     -------   --------
      Net cash used in investing activities         (319,357) (100,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of Common shares                         (25,426)  (28,680)
 Exercise of stock options                             3,385     9,692
 Restricted stock awards                                 172     2,981
 Net (repayment of) proceeds from issuance of debt    59,335  (226,850)
 Payment of dividends                                (38,046)  (34,547)
                                                     -------   --------
      Net cash used in financing activities             (580) (277,404)

 Effect of exchange rate changes on cash,
 cash equivalents and short-term investments         (21,185)   (9,473)
                                                     -------   --------
 Net decrease in cash, cash equivalents and
 short-term investments                             (246,974) (246,854)

 Cash, cash equivalents and short-term investments,
 beginning of period                                 416,773   411,744
                                                     -------   --------
 Cash, cash equivalents and short-term investments,
 end of period                                      $169,799  $164,890
                                                     -------   --------
                                                     -------   --------
 Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                         $ 25,230  $ 18,867
   Income taxes                                     $ 37,766  $ 51,120

*Results have been restated as more fully described in Note A --
"Restatement of Financial Information."
See Notes To Financial Statements


BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE A: Restatement of Financial Information

The Company has restated its financial statements for the third quarter and nine months ended September 25, 1993. This action was taken as a result of an ongoing investigation surrounding the improper recording of 1993 sunglass sales in Southeast Asia.
The investigation disclosed that in certain instances distributor transactions recorded as revenues in 1993 had not actually resulted from a sale to those customers, and thus were improperly recorded.
The 1993 financial statements have been restated to reverse the improperly recorded sales. In the opinion of management, all materials adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

Dollar Amounts In Thousands -
Except Per Share Data
                     Third Quarter Ended           Nine Months Ended
                  -----------------------------------------------------
                     September 25, 1993            September 25, 1993
                 ----------------------------------------------------
               As Reported  As Restated    As Reported  As Restated
                 ----------------------------------------------------
Net Sales:
 Healthcare      $325,249     $325,249     $ $854,806  $  854,806
 Optics           173,562      164,887        531,039     522,364
               ----------------------------------------------------
  Total          $498,811     $490,136     $1,385,845  $1,377,170

Business Segment
   Earnings      $100,600     $ 96,132     $  251,964  $  247,496
               ----------------------------------------------------
               ----------------------------------------------------
Net Earnings     $ 55,753     $ 52,022     $  135,632  $  131,901
              -----------------------------------------------------
              -----------------------------------------------------
Net Earnings
   Per Share     $0.93        $0.87        $2.25       $2.19
            ------------------------------------------------------
            ------------------------------------------------------
Retained Earnings
 at end of
 Period          $881,422     $877,691     $  881,422  $  877,691
            ------------------------------------------------------
            ------------------------------------------------------



NOTE B: Earnings Per Share

        Net earnings per common and common equivalent share are based on the weighted average number of Common and Class B Shares outstanding, adjusted for the assumed conversion of dilutive stock options outstanding during the period.

        It has been assumed that funds obtained from the exercise of stock options have been used to purchase Common Shares at current market prices, and the related net additional Common Shares have been included in the calculation of average common and common equivalent shares outstanding.

        The number of Common Shares used to calculate net earnings per common and common equivalent shares were 60,151,061 at September 25, 1993 and 60,381,153 at September 26, 1992.


        See Exhibit 11 filed as a part of this Report for details regarding the computation of earnings per share.


NOTE C: Inventories
        Inventories at September 25, 1993 and at December 26, 1992 were as follows:

        (Dollar Amounts In Thousands)
                                     September 25, December 26,
                                       1993           1992
        Raw materials and supplies   $ 69,061       $ 60,851
        Work in process                23,570         25,245
        Finished products             231,970        202,066
                                     --------       ---------
                                      324,601        288,162

Less - Reserve for valuation of
       domestic inventories at
       last-in, first-out cost          8,487          8,337
                                     --------       ---------
                                     $316,114       $279,825
                                     --------       ---------
                                     --------       ---------



NOTE D: Property, Plant And Equipment
        Major classes of property, plant and equipment are summarized below:

        (Dollar Amounts In Thousands)
                                  September 25,  December 26,
                                     1993            1992
        Land                       $ 21,105       $ 22,368
        Leasehold improvements       24,896         21,520
        Buildings                   354,762        336,166
        Machinery and equipment     522,248        473,031
                                   --------       ---------
                                    923,011        853,085

        Less - Accumulated
     	    depreciation              395,497        349,163
                                    --------       ---------
                                   $527,514       $503,922
                                    --------       ---------
                                    --------       ---------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the company's operational results for the third quarter and the first nine months of 1993 and its financial condition at September 25, 1993. The focus of this review is on the underlying business reasons for significant changes and trends affecting sales, operating earnings and financial condition. As more fully described in Note A - "Restatement of Financial Information", 1993 amounts have been restated to correct the improper recording of certain sunglass distributor sales in Southeast Asia. The discussion which follows is based on the restated financial information.

    Bausch & Lomb's results are reported in two business segments. The healthcare segment includes personal health, medical and biomedical products. In the personal health sector, major lines include solutions used for the care of contact lenses and for the relief of eye irritation, contact lens accessories, certain over-the-counter pharmaceutical products, skin care products, the Interplak and Interjet lines of plaque removal devices and other oral care products. Medical products include contact lenses and lens materials, prescription pharmaceuticals, hearing aids and dental implants. Biomedical products include purpose-bred laboratory animals for biomedical research and a variety of biotechnical and professional services provided to the scientific research community. Bausch & Lomb's optics segment includes sunglasses, binoculars, riflescopes, telescopes and optical thin film coating services and products.

RESULTS OF OPERATIONS

Net Sales

    Consolidated revenues for the third quarter ended September 25, 1993 were $490.1 million, an increase of $28.8 million or 6% over the 1992 third quarter. For the first nine months of 1993, net sales of $1,377.2 million advanced $96.5 million or 8% over the comparable 1992 period. The following is a summary of net sales by industry segment:


   Net Sales By Business Segment

(Dollar Amounts In Thousands)
                         Third Quarter            Nine Months
                      1993         1992        1993         1992

    Healthcare      $325,249     $271,322   $  854,806   $  755,810
    Optics           164,887      189,988      522,364      524,868
                    --------     --------   ----------   -----------
    Net Sales       $490,136     $461,310   $1,377,170   $1,280,678
                    --------     --------   ----------   -----------
                    --------     --------   ----------   -----------


Healthcare Segment Revenues

    Revenues in the healthcare segment increased $53.9 million or 20% over the 1992 third quarter. For the nine-month period, healthcare segment revenues advanced $99.0 million or 13% over the comparable 1992 period. Major product sector revenues as a percentage of total healthcare segment sales follow:

    Healthcare Segment Net Sales By Product Sector
                             Third Quarter        Nine Months
                           1993        1992       1993    1992
    Personal Health        53%         53%        52%     51%
    Medical                34%         33%        33%     33%
    Biomedical             13%         14%        15%     16%

    The improvement in revenues in the personal health sector reflected strong worldwide demand for the company's contact lens care products. Lens care revenues in the third quarter advanced 8% over 1992, with the majority of the growth attributable to the success of ReNu multi-purpose solution. Solid gains were also achieved in the Boston line of rigid gas permeable lens solutions. Worldwide oral care revenues advanced 33% over the prior year period. 1992 results were constrained by adverse market conditions and higher levels of product returns outside the U.S. Quality and customer service enhancements have been successfully implemented in 1993. Oral care product results also include shipments of the company's newly introduced Clear Choice alcohol-free mouthwash. Sales attributable to the acquisition of the Curel and Soft Sense skin care lines in the second quarter of 1993 also contributed to revenue growth in this sector. In the medical sector, revenues advanced 25% over the third quarter of 1992. Worldwide sales of contact lenses rose 16% over prior year levels. Combined revenues for the SeeQuence disposable and Medalist frequent replacement lens products increased more than 70%, largely due to higher unit volumes. The launch of the Occasions multifocal lens, the first product to be introduced as part of the new Occasions line of frequent replacement contact lenses, also contributed incremental sales in the period. Ophthalmic pharmaceutical revenues declined modestly, as gains for U.S. operations were offset by a decline in revenues for the company's Dr. Mann Pharma subsidiary in Germany, where changes in government regulations continue to adversely affect results. Medical sector revenues have also benefited from acquisitions including the first quarter acquisition of Steri-Oss, Inc., a U.S. manufacturer of dental implants. In the third quarter, Bausch & Lomb completed its acquisition of Dahlberg, Inc. and established the company's Miracle Ear Division. The division manufactures the Miracle Ear hearing aid and will market it to its franchisees together with Bausch & Lomb's Sound Choice product. Revenue growth in the biomedical sector from the third quarter of last year was led by increased worldwide sales of rodent models and incremental sales from the 1992 acquisition of SPAFAS, Inc. the world's largest producer of pathogen-free eggs used as media for vaccine production. The 20% increase in healthcare segment sales during the third quarter exceeded the year-to-date rate based on the increasing contribution of acquisitions and new product introductions.


Optics Segment Revenues

    Sales of optics products for the third quarter totaled $164.9 million, a decrease of $25.1 million or 13% compared to the same period in 1992. Worldwide sunglass sales were 17% below the prior year level, as sluggish worldwide demand and unfavorable currency exchange rate movements in Europe depressed total sunglass revenues substantially for the period. A significant increase in sports optics revenues reflected the strength of demand for Bushnell branded products, particularly for binoculars and riflescopes. For the nine-month period, revenues in the optics segment declined $2.5 million from 1992 and totaled $522.4 million, as incremental revenues for moderately-priced sunglass lines partially offset the effect of sluggish worldwide demand for premium-priced products.


Revenue Trends By Geographic Region

    Sales in markets outside the U.S. totaled $199.6 million, a decrease of $6.8 million or 3% from the 1992 third quarter. Changes in currency exchange rates reduced worldwide sales growth by $12.3 million or 3% and reduced non-U.S. sales by 6%. Non-U.S. sales represented 41% of consolidated revenues, compared to 45% in the 1992 third quarter. The success of ongoing efforts to develop new markets for existing products and the company's trend of strong performance outside the U.S. has been constrained by weakened market conditions in Europe and the Asia-Pacific region. European revenues in total declined by 10%, reflecting the adverse impact of currency exchange rate changes which reduced revenues by 16% and the effect of new governmental controls on drug pricing and prescribing on results for the company's Dr. Mann Pharma subsidiary in Germany. Sales in the Asia-Pacific region declined 4%. Improved demand for contact lens and lens care products outside Japan was offset by a softening in demand for sunglass products. In Japan, the improvement from 1992 was attributable to the favorable impact of currency exchange rate changes. Significant revenue growth in the Western Hemisphere reflected double-digit gains for contact lens care solutions and sunglasses. Revenues in Brazil and Mexico continued to show marked improvement over results in 1992.

    U.S. sales totaled $291.0 million in the third quarter, an increase of $36.0 million or 14%. The effect of 1993 acquisitions and the introduction of Clear Choice mouthwash led the improvement from the prior year. The company also experienced excellent gains in the contact lens, oral care and contact lens care businesses compared to the prior year period. U.S. pharmaceutical revenues advanced 12% in the third quarter, with higher shipments of the OptiPranolol line of medications used to treat glaucoma contributing to the gain. In the U.S. sunglass business, sales were 11% below the prior year reflecting weakened demand.


Costs And Expenses

    The ratio of cost of products sold to sales was 44.2% for the 1993 third quarter versus 45.8% for the comparable 1992 period. For the nine-month period, this ratio was 44.6% for 1993 and 45.8% for 1992. This improvement was primarily attributable to the favorable effect of currency on the cost of products sourced from manufacturing facilities in Ireland, efficiencies in the U.S. pharmaceutical business coupled with oral care product quality improvements. As expected, margins in the contact lens business moderated slightly based on the increasing importance of frequent and planned replacement lens products.

    Selling, administrative and general costs, including corporate administration expenses, increased $17.6 million or 11% over the third quarter of 1992. For the first nine months of 1993, these costs rose $48.7 million or 11% to $507.4 million. These increases were attributable to higher sales volumes in 1993 and the discretionary marketing and advertising spending to launch the Clear Choice mouthwash line and to support recently acquired product lines. Research and development expense for the first nine months of 1993 increased $4.4 million or 11% over 1992 levels and reflected higher expenditures directed toward advancing the company's leadership position in the sunglass, contact lens and lens care businesses.


Business Segment And Operating Earnings

    Business segment earnings of $96.1 million for the third quarter of 1993 increased $6.9 million or 8% compared to the 1992 third quarter. This gain reflected increased profitability in the contact lens, lens care and oral care businesses, incremental earnings contributed by recent acquisitions, and improved operating results for the U.S. pharmaceutical business. Results for the quarter were adversely affected by economic softness in key markets in Europe and Asia as well as the sales decline at Dr. Mann Pharma, stemming from changes in German prescription drug laws. Unfavorable currency exchange rate changes also reduced business segment earnings by $3.6 million or 4% in the third quarter. Business segment earnings for the first nine months of 1993 increased by $17.4 million to $247.5 million compared to $230.1 million in the prior year.

    Operating earnings for the third quarter totaled $84.2 million, an increase of $5.5 million or 7% over the prior year period. For the first nine months of 1993, operating earnings were $212.4 million an increase of $15.1 million or 8%. The rate of increase for corporate administration expenses continued to be successfully managed below Bausch & Lomb's target of 3% of sales.

Other Income And Expenses

    Income from investments for the third quarter of 1993 totaled $1.8 million, compared to $1.9 million for the same period in 1992, as investment returns in the 1993 third quarter reflected lower interest rates. Interest expense of $7.4 million for the 1993 third quarter was $1.2 million higher than the third quarter of 1992, as the favorable effect of lower interest rates was offset by the acquisition-related increase in average outstanding debt.

    The company realized net foreign currency gains of $2.1 and $2.0 million in the third quarters of 1993 and 1992, respectively, largely attributable to its worldwide hedging operations. Net foreign currency gains of $10.0 million for the first nine months of 1993 advanced $6.2 million over the same period in 1992. The company expects that gains realized from its worldwide hedging operations in future periods will moderate as interest rate differentials narrow.

    For the first nine months of 1993, the provision for income taxes increased $7.1 million from 1992. The company's reported income tax rate was 34.7% in 1993 and 34.3% in 1992. The company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", as of the beginning of 1992. In accordance with the provisions of the Standard, the company recognized the impact of recently enacted U.S. tax rate changes on its deferred tax benefit. This was not material to its earnings results.


Liquidity And Financial Resources

    Cash flows from operations totaled $94.1 million, a decrease of $46.1 million from the prior year amount. Higher net earnings were more than offset by an increase in net operating assets. The increase in receivables reflected the growth in sales and longer credit terms. Higher inventory levels were attributable to a seasonal build for certain product lines as well as inventories required for new product launches and acquired businesses. The changes in other current and other assets reflected higher prepaid account balances, primarily for the company's sponsorship of the 1994 and 1996 Olympic Games. Higher current liabilities, largely due to the timing of payments and payroll related accruals, contributed to the net positive cash flow from operations.

    Cash flows used in investing activities reflected payments for purchases of property, plant and equipment totaling $67.7 million in the first nine months of 1993 versus $78.3 million for the prior year period. Capital expenditures are expected to approximate $100.0 million for 1993 in total. Major projects include new manufacturing capacity for contact lenses in the U.S. and Europe, expanded lens care products manufacturing capacity in Europe and the Asia-Pacific region, and continuing investment in state-of-the-art management information systems. Other investing activities for the first nine months of 1993 included the acquisitions of Dahlberg, Inc., the Curel and Soft Sense skin care lines and Steri-Oss, Inc., a U.S.-based manufacturer of dental implants.

    Cash used in financing activities represented the net repayment of debt, repurchases of the company's Common Shares and the payment of dividends. During April 1993 the company redeemed at par its 8% notes due in 1996 which were replaced by short-term borrowings. Cash provided by financing activities reflected borrowings for the acquisitions of the skin care lines and Dahlberg, Inc. The company's total debt, consisting of short- and long-term borrowings, increased by $69.9 million to $556.5 million at the end of the 1993 third quarter. The increase was moderated by intercompany debt used primarily to reduce U.S. promissory note borrowings over a limited period during the year. Bausch & Lomb's ratio of total debt to equity stood at 59.5% in 1993 and 25.5% in 1992. It should be noted that the company also maintains a significant balance of cash and investments, which totaled $169.8 million and $164.9 million at the end of September 1993 and 1992, respectively. The company's net debt, or total borrowings less cash, cash equivalents and short-term investments, totaled $386.7 million in 1993 and $60.9 million in 1992. The ratio of net debt to equity stood at 41.4% in 1993 and 6.9% in 1992.

    The company maintains a revolving credit and term loan agreement which totals $100.0 million under a 364-day credit term with a six-month term loan provision thereafter. The agreement also provides for an additional $150.0 million credit line for any six-month period during the year. For 1993, this period has been extended to 207 days. No debt was outstanding under this agreement at September 25, 1993. The company also filed a shelf registration with the Securities and Exchange Commission (SEC) in November 1991 for up to $250.0 million in debt, the last $85.0 million of which was issued during the third quarter. The company is in the process of filing an additional $300.0 million shelf registration with the SEC, and expects it to be approved in 1993. In addition, the company maintains bank lines of credit for U.S. and non-U.S. financing requirements. As noted earlier, intercompany borrowings are also used to meet financing requirements for limited periods during the year. Liquidity and the availability of adequate credit provide the company with a high degree of flexibility to meet its obligations and invest in growth opportunities, including the third quarter acquisition of Dahlberg, Inc. for $134.8 million.

    The company continued to maintain its strong financial condition. Working capital amounted to $319.8 million for the third quarter of 1993, versus $514.9 million at year-end 1992 and $397.8 million for the third quarter of 1992. The current ratio at September 25, 1993 was 1.5 as compared to 1.9 at December 26, 1992 and 2.0 at September 26, 1992.


OTHER FINANCIAL DATA

    Dividends declared on Common Stock were $0.22 per share in the third quarter of 1993 and $0.20 per share in the third quarter of 1992. Year-to-date dividends declared on Common Stock were $0.66 compared to $0.60 per share for the prior year period. This increase reflects the company's desire to increase its dividend on an annual basis while maintaining a payout rate of between 30% and 35% of the previous year's earnings.

    Return on average shareholders' equity was 20.6% for the twelve-month period ended September 25, 1993 compared to 12.2% for the twelve-month period ended September 26, 1992. The 1992 computation included the impact of the special charges recorded in December 1991. Excluding the cumulative translation adjustment, return on average shareholders' equity was 21.6% and 13.6% for the twelve-month periods ending September 25, 1993 and September 26, 1992, respectively. Had the impact of the special charges been excluded from the September 1992 computation, return on average shareholders' equity would have been 19.8%, while the return excluding special charges and the cumulative translation adjustment would have been 22.0%.




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





BAUSCH & LOMB INCORPORATED




Date:   March 15, 1996
By:     (Jay T. Holmes)
         Jay T. Holmes
         Executive Vice President, and
         Chief Administrative Officer





Date:   March 15, 1996
By:     (Stephen C. McCluski)
         Stephen C. McCluski
         Senior Vice President,
         Finance






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

    (4)-d Form of Indenture, dated as of September 1, 1991, between the Company and Citibank, N.A., as Trustee, with respect to the Company's Medium-Term Notes (filed as Exhibit (4)- a to the Company's Registration Statement on Form S-3, File No. 33-42858, and incorporated herein by reference).

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

    (11) Statement re Computation of Per Share Earnings (filed herewith).

    (12) Statement re Computation of Ratio of Earnings to Fixed Charges (filed herewith).

    (27)    Financial Data Schedule (filed herewith)




                             Exhibit 11

           Statement re Computation of Per Share Earnings

Dollars And Shares In Thousands-
Except Per Share Data
                                      NINE MONTHS ENDED
                                September 25    September 26
                                    1993*            1992

Net earnings                    $131,901        $119,684
                                --------        ---------
                                --------        ---------

Actual outstanding common shares
    at beginning of year          59,444          59,481

Average common shares issued for
    stock options and effects of
    assumed exercise of common
    stock equivalents and
    repurchase of common shares      707             900
                                --------        ---------

Average common shares
 outstanding                      60,151          60,381
                                --------        ---------
                                --------        ---------

Net earnings per common and
    common share equivalent     $   2.19        $   1.98
                                --------        ---------
                                --------        ---------

*Results have been restated as more fully described in Note A - "Restatement of Financial Information"



                             Exhibit 12
Statement Regarding Computation of Ratio of Earnings to Fixed Charges


Dollar Amounts In Thousands

                                 September 25,  December 26,
                                    1993*          1992
Earnings before provision
 for income taxes and
 minority interest               $206,927       $262,644

Fixed charges                      26,091         31,618

Capitalized interest, net
    of current period amortization    195          (200)
                                 ---------      ---------

Total earnings as adjusted       $233,213       $294,062
                                 ---------      ---------
                                 ---------      ---------

Fixed charges:
    Interest (including interest
    expense and capitalized
    interest)                    $ 24,960       $ 29,968

    Portion of rents representative
    of the interest factor          1,131          1,650
                                 ---------      ---------
Total fixed charges              $ 26,091       $ 31,618
                                 ---------      ---------
                                 ---------      ---------
Ratio of earnings to fixed charges   8.94            9.30
                                 ---------      ---------
                                 ---------      ---------

*Results have been restated as more fully described in Note A - "Restatement of Financial Information"





[TYPE]     EX-27
[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS                   QTR-3
[FISCAL-YEAR-END]                          DEC-25-1993             DEC-25-1993
[PERIOD-END]                               SEP-25-1993*            SEP-25-1993*
[CASH]                                         128,336                 128,336
[SECURITIES]                                    41,463                  41,463
[RECEIVABLES]                                  369,766                 369,766
[ALLOWANCES]                                    15,445                  15,445
[INVENTORY]                                    316,114                 316,114
[CURRENT-ASSETS]                               985,771                 985,771
[PP&E]                                         923,011                 923,011
[DEPRECIATION]                                 395,497                 395,497
[TOTAL-ASSETS]                               2,063,084               2,063,084
[CURRENT-LIABILITIES]                          665,943                 665,943
[BONDS]                                        326,453                 326,543
[COMMON]                                        24,151                  24,151
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[OTHER-SE]                                     910,739                 910,739
[TOTAL-LIABILITY-AND-EQUITY]                 2,063,084               2,063,084
[SALES]                                      1,377,170                 490,136
[TOTAL-REVENUES]                             1,377,170                 490,136
[CGS]                                          614,267                 216,652
[TOTAL-COSTS]                                  614,267                 216,652
[OTHER-EXPENSES]                               550,535                 189,241
[LOSS-PROVISION]                                 3,349                   1,639
[INTEREST-EXPENSE]                              24,960                   7,446
[INCOME-PRETAX]                                206,927                  80,612
[INCOME-TAX]                                    71,731                  27,595
[INCOME-CONTINUING]                            131,901                  52,022
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                   131,901                  52,022
[EPS-PRIMARY]                                     2.19                    0.87
[EPS-DILUTED]                                     2.19                    0.87

*Results have been restated as more fully described in
 Note A - "Restatement of Financial Information."
<F1>INCOME BEFORE TAXES AND MINORITY INTEREST



March 15, 1996



U.S. Securities and Exchange Commission
Operations Center
6432 General Greenway
Alexandria, VA  22312 Stop 0-7

RE: Bausch & Lomb Incorporated
    File No. 1-4105
    CIK:  0000010427

Ladies and Gentlemen:

Pursuant to the requirements of the Securities and Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q/A for the third quarter ended September 25, 1993.


Very truly yours,

(Thomas H. McLain)
Thomas H. McLain
Staff Vice President,
Corporate Accounting and Financial Reporting