Form 10-K/A
period 1993-12-25
BAUSCH & LOMB INC
filed 1996-03-15
CIK 10427

March 15, 1996

Securities and Exchange Commission
450 5th Street N.W.
Washington, D.C.  20549

Re:  Bausch & Lomb Incorporated
     File No. 1-4105

Dear Sirs:

On behalf of Bausch & Lomb Incorporated (the "Company"), the Company's Annual Report on Form 10-K/A for the fiscal year ended December 25, 1993 is being transmitted electronically to you, in accordance with EDGAR, for filing pursuant to Section 13 of the Securities Exchange Act of 1934.

The filing fee of $250.00 has been transferred to the Commission's account at Mellon Bank in Pittsburgh, Pennsylvania.

One complete copy of the Annual Report on Form 10-K/A, manually signed, including financial statements, financial statement schedules, exhibits and all other papers and documents filed as a part thereof, and one additional copy without exhibits, are also being filed by copy of this letter with the New York Stock
Exchange, on which the Company's Common Stock is registered.

If you have any questions relating to this letter, please contact Jean F. Geisel, Assistant Secretary of the Company, at (716) 338-6010.

Very truly yours,


/s/ Stephen A. Hellrung

Stephen A. Hellrung
Vice President and General Counsel



SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________


FORM 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

_____________________


For the fiscal year ended     Commission file number
    December 25, l993                    1-4105



BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)


        NEW YORK                         16-0345235
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


ONE BAUSCH & LOMB PLACE, ROCHESTER, NEW YORK   14604-2701
  (Address of principal executive offices)      (Zip Code)


Registrant's telephone no., including area code:(716) 338-
6000





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

                         Yes [ X ] No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ X ]

     The aggregate market value (based on the consolidated tape closing price on February 11, 1994) of the voting stock held by non-affiliates of the registrant was $3,056,170,482. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and corporate officers. Such interpretation is not intended to be, and should not be construed to be, an admission by Bausch & Lomb Incorporated or such directors or corporate officers that such directors and corporate officers are "affiliates" of Bausch & Lomb Incorporated, as that term is defined under the Securities Act of 1933.

     The number of shares of common stock of the registrant, outstanding as of February 11, 1994 was 59,150,228, consisting of 58,632,444 shares of Common Stock and 517,784 shares of Class B Stock, which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.


DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II      The Bausch & Lomb 1993 Annual Report to
Shareholders for fiscal year ended December 25, 1993 ("Annual Report"). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as a part of this Report on Form 10-K/A.

Part III Bausch & Lomb Incorporated Proxy Statement, dated March 21, 1994 ("Proxy Statement"). With the exception of the pages of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K/A.


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
Schedules ..........................................   S-1
Exhibit Index ......................................   E-1
Exhibits........... (Attached to this Report on Form 10-K/A)

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

     The Company experienced good progress in 1993. Sales increased to $1,830 million, 7% above the 1992 amount of $1,709 million. Including restructuring charges in 1993, earnings amounted to $139 million or $2.31 per share. Excluding these charges, earnings advanced to $175 million, a 2% increase over the 1992 amount of $171 million. Earnings per share of $2.92 in 1993 excluding restructuring charges advanced 3% over the 1992 amount of $2.84 per share

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Information concerning sales, business segment earnings and identifiable assets attributable to each of Bausch & Lomb's reportable industry segments is set forth on pages 34-40 and 51-52 of the Annual Report and is incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     Bausch & Lomb's operations have been classified into two industry segments: Healthcare and Optics. Below is a description of each segment and information to the extent that it is material to an understanding of the Company's business taken as a whole. In addition, pages 22-32 of the Annual Report are incorporated herein by reference.

Healthcare

     The Healthcare segment includes personal health, medical and biomedical products. In the personal health area, major lines include solutions used for the care of contact lenses and for the relief of eye irritation, contact lens accessories, Clear Choice mouthwash, certain over-the-counter pharmaceutical products, the Interplak power toothbrushes and other oral care products, and Curel and Soft Sense skin care products. Medical products include contact lenses and lens materials, prescription drugs, the Miracle-Ear line of hearing aids and Steri-Oss dental implants. Biomedical products include purpose-bred laboratory animals for biomedical research, products derived from specific pathogen-free eggs, and a variety of other biotechnical and professional services provided to the scientific research community.

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


Production Facilities

Hollister, CA (2)             Brussels, Belgium
Lebanon, CT (2)               St. Constant, Canada
Preston, CT (2)               Henfield, England
Summerland Key, FL            Margate, England
Roanoke, IL (2)               L'Arbresle Cedex, France
Wilmington, MA (2)            Lyons, France
Windham, ME (2)               St. Aubin-les-Elbeuf, France
Portage, MI (2)               Extertal, Germany
O'Fallon, MO (2)              Kisslegg, Germany
Raleigh, NC (2)               Sulzfeld, Germany
Omaha, NE (2)                 Calco, Italy
Pittsfield, NH (2)            Monticello Brienza, Italy
Newfield (Lakeview), NJ (2)   Atsugi, Japan
Stone Ridge (Kingston), NY    Hino, Japan
Reinholds, PA (2)             Tskuba, Japan (2)
Charleston, SC                Someren, Netherlands
Houston, TX                   Barcelona, Spain (2)
Oregon, WI (2)
OPTICS

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


ITEM 6.  SELECTED FINANCIAL DATA

     The table entitled "Selected Financial Data" on pages 64-
65 of the Annual Report is incorporated herein by reference.


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


Name and Age             Position

Daniel E. Gill (57) Chairman since 1982, Chief Executive
Officer since 1981 and Director since l978.

Ronald L. Zarrella (44)  President and Chief Operating
Officer since February, 1993; Executive Vice President (1992-
February, 1993); Senior Vice President and President,
International Division (1987-1993); Vice President and
President, Subsidiary Operations, International Division
(1986-1987), and Director since April, 1993.

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

Peter Stephenson (54)    Senior Vice President - Finance
since March 1994; Vice President and Controller (February 1993-February 1994); Vice President and Corporate Treasurer - Warner Lambert Company (1990-1991); Vice President and Corporate Controller - Warner Lambert Company (1987-1990).

Frank M. Stotz (63) Senior Vice President since March 1994;
Senior Vice President, Finance 1991 to March 1994; Partner,
Price Waterhouse (1966-1991).

Omar Casal (44)          Vice President and President -
Western Hemisphere Division since 1992; General Manager,
Bausch & Lomb IOM S.p.A. (1989-1992); General Manager, Bausch
& Lomb Australia Pty., Ltd. (1985-1989).

James C. Foster (43)     Vice President, and President and
Chief Executive Officer of Charles River Laboratories, Inc., a subsidiary of the Company, since 1991; Executive Vice President, Charles River Laboratories (1989-1991); Senior Vice President, Charles River Laboratories and President, Charles River Biotechnical Services (1987-1988); President, Charles River Biotechnical Services and Vice President, Biotechnical Group (1985-1987).

James P. Greenawalt (44) Vice President, Human Resources since 1986.

Diane C. Harris (51)     Vice President, Corporate
Development since 1981.

Stephen A. Hellrung (46) Vice President and General Counsel since 1985.

Alexander E. Izzard (56) Vice President and President - Asia-
Pacific Division since 1990; Area Vice President - Far East,
International Division since 1985.

Franklin T. Jepson (46)       Vice President, Communications
and Investor Relations since 1986.

Barbara M. Kelley (47)   Vice President, Public Affairs since
April, 1993; Staff Vice President, Public Affairs (1991-
1993); Director, Public Affairs (1986-1991).

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

Stephen C. McCluski (41) Vice President and Controller since
March 1994; President - Outlook Eyewear Company (1992-
February 1994); Vice President - Controller, Eyewear Division
(1989-1992).

B. Joseph Messner (41)   Vice President since 1989 and
President, Sports Optics Division since 1988; Vice President
Operations, Sports Optics Division (1987-1988); Vice
President and Controller, Sunglass Division (1984-1987).

Alan H. Resnick (50)     Vice President and Treasurer since
1986.

Thomas M. Riedhammer (45) Vice President and President - Worldwide Pharmaceuticals since January 1994; Vice President and President - Pharmaceutical Division (1992-1993); Vice President - Research and Development, Pharmaceutical Division (1991-1992); Vice President, Paco Pharmaceutical Services, Inc. and President, Paco Research Corp. (1986-1991).

Robert F. Thompson (40) Vice President since December 1993 and President Polymer Technology Corporation, a subsidiary of the Company (1992-1993); Vice President - U.S. Business Operations, Polymer Technology Corporation (1991-1992); Vice President - Marketing, Polymer Technology Corporation (1988-
1991).

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

               BAUSCH & LOMB INCORPORATED

Date:  March 15, 1996    By:/s/ William H. Waltrip
                         William H. Waltrip
                         Chairman and
                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Principal Executive Officer

Date:  March 15, 1996    By:/s/ William H. Waltrip
                         William H. Waltrip
                         Chairman,
                         Chief Executive Officer
                         and Director

               Principal Financial Officer

Date:  March 15, 1996    By:/s/ Stephen C. McCluski
                         Stephen C. McCluski
                         Senior Vice President,
                         Finance

               Controller

Date:  March 15, 1996    By:/s/ Jurij Z. Kushner
                         Jurij Z. Kushner
                         Vice President and Controller

                   Directors
                 Franklin E. Agnew
                 William Balderston III
                 Bradford R. Boss
                 Ruth R. McMullin
                 John R. Purcell
                 Linda Johnson Rice
                 Alvin W. Trivelpiece
                 William H. Waltrip
                 Kenneth L. Wolfe

Date:  March 15, 1996    By:/s/Jay T. Holmes
                         Jay T. Holmes
                         Attorney-in-Fact and
                         Director


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

     (11)           Statement Regarding Computation of Per
Share Earnings (filed herewith).

     (12) Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith).

     (13) The Bausch & Lomb 1993 Annual Report to Shareholders for the fiscal year ended December 25, 1993 (filed herewith). With the exception of the pages of the Annual Report specifially incorporated by reference herein, the Annual Report is not deemed to be filed as a part of this Report on Form 10-K/A

     (22)           Subsidiaries (filed herewith).

     (24)           Report of Independent Accountants on
Financial Statement Schedules and Consent of Independent
Accountants (filed herewith).

     (25)           Power of attorney with respect to the
signatures of directors in this Report on Form 10-K/A(filed herewith).

     (27)           Financial Data Schedule (filed herewith)


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

2.0   ELIGIBILITY

Those members of the executive management group whose duties and responsibilities contribute significantly to the growth and success of the Company's business are eligible. This generally includes all positions in the mid-management/ technical band and above, in Rochester based divisions or functions. The plan may be adopted by non-Rochester based divisions.

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

                             Corporation   Unit  Individual
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

IV.  PERFORMANCE GOALS
The chief executive officer or his designees will establish the performance goals for each Award Cycle, ensuring that the goals are equitable and are compatible with the Company's major business objectives. The performance goals for each Participant will relate to the Participant's area of responsibility and be consistent with the long term goals of the Company. For Participants who are part of the Company's corporate staff, their performance goals will be weighted two-thirds based upon the Participant's individual goals and one-third based upon the corporate wide financial goals of return on equity and sales growth. The corporate wide goals will be established by the chief executive officer or his designees.

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


EXHIBIT 11

Statement Regarding Computation of Per Share Earnings

Dollars And Shares In Thousands-
Except Per Share Data
                                      FOR THE YEARS ENDED
                                December 25     December 26,
                                    1993*           1992

Net earnings                    $138,902        $171,420
                                --------        ---------
                                --------        ---------

Actual outstanding Common
    and class B shares
    at beginning of year          59,444          59,481

Average Common shares issued for
    stock options and effects of
    assumed exercise of Common
    stock equivalents and
    repurchase of
    Common and class B shares        671             918
                                --------        ---------

Average Common and Class B
   shares outstanding             60,115          60,399
                                --------        ---------
                                --------        ---------

Net earnings per common and
    common share equivalent     $   2.31        $   2.84
                                --------        ---------
                                --------        ---------

*Results have been restated as more fully described in Note 2 - "Restatement of Financial Information"




EXHIBIT 12

Statement Regarding Computation of Ratio of Earnings to
Fixed Charges


Dollar Amounts In Thousands

                                  December 25,  December 26,
                                    1993*          1992
Earnings before provision
 for income taxes and
 minority interest               $216,022       $262,644

Fixed charges                      35,664         31,618

Capitalized interest, net
    of current period amortization  (260)          (200)
                                 ---------      ---------

Total earnings as adjusted       $251,946       $294,462
                                 ---------      ---------
                                 ---------      ---------

Fixed charges:
    Interest (including interest
    expense and capitalized
    interest)                    $ 34,202       $ 29,968

    Portion of rents representative
    of the interest factor          1,462          1,650
                                 ---------      ---------
Total fixed charges              $ 35,664       $ 31,618
                                 ---------      ---------
                                 ---------      ---------
Ratio of earnings to fixed charges   7.06 <F01>      9.31
                                 ---------      ---------
                                 ---------      ---------

*Results have been restated as more fully described in
 Note 2 - "Restatement of Financial Information"

<F01>
Excluding the effect of restructuring charges described in the Notes to Financial Statements, the ratio of earnings to fixed charges at December 25, 1993 would have been 8.47.



EXHIBIT 22

                SUBSIDIARIES OF BAUSCH & LOMB INCORPORATED

                          As of December 25, 1993

                                               Jurisdiction Under
Name                                           Which Organized
Bausch & Lomb AG                                  Switzerland
Bausch & Lomb (Australia) Pty. Ltd.               Australia
B.L.J. Company Ltd.                               Japan
Bausch & Lomb BV                                  Netherlands
Bausch & Lomb (Bermuda) Limited                   Bermuda
Bausch & Lomb Bermuda Finance Limited             Bermuda
Bausch & Lomb Canada, Inc.                        Canada
Charles River Laboratories, Inc.                  Delaware
BL Industria Otica, Ltda.                         Brazil
Bausch & Lomb China, Inc.                         Delaware
Bausch & Lomb Colombia, S.A.                      Colombia
Bausch & Lomb Danmark A/S                         Denmark
Bausch & Lomb Espana, S.A.                        Spain
Bausch & Lomb Finance S.A.                        Switzerland
Oy Bausch & Lomb Finland AB                       Finland
Bausch & Lomb Foundation, Inc.                    New York
Bausch & Lomb France, S.A.                        France
Bausch & Lomb Fribourg S.A.                       Switzerland
Bausch & Lomb GmbH                                Austria
Bausch & Lomb GmbH                                Germany
Bausch & Lomb (Hong Kong) Limited                 Hong Kong
Bausch & Lomb (Hong Kong) Lord Company            Hong Kong
Bausch & Lomb (Ireland)                           Ireland
Bausch & Lomb India Limited                       India
Bausch & Lomb IOM/SpA                             Italy
Bausch & Lomb Korea, Inc.                         Korea
Bausch & Lomb (Malaysia) Sdn. Bhd.                Malaysia
Dr. Mann Pharma                                   Germany
Miracle-Ear                                       Minnesota
Bausch & Lomb New Zealand, Ltd.                   New Zealand
Bausch & Lomb Norge A/S                           Norway
Operadora de Contactologia S.A. de C.V.           Mexico
Outlook Eyewear Company                           Delaware
Bausch & Lomb Opticare, Inc.                      New York
Bausch & Lomb Oral Care Division, Inc.            Georgia
Bausch & Lomb Pharmaceuticals, Inc.               Delaware
Pharmafair, Inc.                                  New York
Polymer Technology Corporation                    New York
Bausch & Lomb Puerto Rico, Inc.                   Puerto Rico
Bausch & Lomb Realty Corporation                  New York
Bausch & Lomb (Singapore) Private Ltd.            Singapore
Bausch & Lomb Svenska AB                          Sweden
Bausch & Lomb Taiwan Limited                      Taiwan
Bausch & Lomb Turkey                              Turkey
Bausch & Lomb U.K. Limited                        England
Bausch & Lomb Venezuela C.A.                      Venezuela
Wilmington Partners L.P.                          Delaware

EXHIBIT (24)


REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Bausch & Lomb Incorporated


Our audits of the consolidated financial statements referred to in our report dated January 23, 1996 appearing on page 63 of the 1993 Annual Report to Shareholders of Bausch & Lomb Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the Financial Statement Schedules listed in Item 14(a)2, of this Form 10-K/A. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Rochester, New York
January 23, 1996



CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-56066, 2-85158, 33-15439 and 33-35667) and in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-51117) of Bausch & Lomb Incorporated of our report dated January 23, 1996 appearing on page 63 of the 1993 Annual Report to Shareholders of Bausch & Lomb Incorporated which is incorporated in this Annual Report on Form 10-K/A. We also consent to the incorporation by reference of our above report on the Financial Statement Schedules.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Rochester, New York
March 15, 1996
EXHIBIT (25)


                        POWER OF ATTORNEY


     The undersigned directors of Bausch & Lomb Incorporated (the "Company"), each hereby constitutes and appoints William H. Waltrip and Jay T. Holmes, or either of them, his or her respective true and lawful attorneys and agents, each with full power and authority to act as such without the other, to sign for and on behalf of the undersigned the Company's Annual Report on Form 10-K/A for the year ended December 25, 1993, to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the related rules and regulations thereunder, and any amendment or amendments thereto, the undersigned hereby ratifying and confirming all that said attorneys and agents, or either one of them, shall do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, this instrument has been executed by the undersigned as of this 27th day of February, 1996.


/s/ Franklin E. Agnew         /s/ Linda Johnson Rice
Franklin E. Agnew             Linda Johnson Rice


/s/ William Balderston III    /s/ Alvin W. Trivelpiece
William Balderston III        Alvin W. Trivelpiece


/s/ Bradford R. Boss          /s/ William H. Waltrip
Bradford R. Boss              William H. Waltrip


/s/ Jay T. Holmes             /s/ Kenneth L. Wolfe
Jay T. Holmes                 Kenneth L. Wolfe


/s/ Ruth R. McMullin
Ruth R. McMullin


/s/ John R. Purcell
John R. Purcell


[ARTICLE] 5

[PERIOD-TYPE]               12-MOS                   QTR-4
[FISCAL-YEAR-END]              DEC-25-1993                DEC-25-1993
[PERIOD-END]                   DEC-25-1993*               DEC-25-1993*
[CASH]                             513,241                    513,241
[SECURITIES]                        32,795                     32,795
[RECEIVABLES]                      358,892                    358,892
[ALLOWANCES]                        13,753                     13,753
[INVENTORY]                        309,754                    309,754
[CURRENT-ASSETS]                 1,383,130                  1,383,130
[PP&E]                             939,399                    939,399
[DEPRECIATION]                     398,338                    398,338
[TOTAL-ASSETS]                   2,492,997                  2,492,997
[CURRENT-LIABILITIES]              713,503                    713,503
[BONDS]                            320,953                    320,953
[COMMON]                            24,154                     24,154
[PREFERRED-MANDATORY]                    0                          0
[PREFERRED]                              0                          0
[OTHER-SE]                         885,028                    885,028
[TOTAL-LIABILITY-AND-EQUITY]     2,492,997                  2,492,997
[SALES]                          1,830,050                    452,880
[TOTAL-REVENUES]                 1,830,050                    452,880
[CGS]                              828,883                    214,616
[TOTAL-COSTS]                      828,883                    214,616
[OTHER-EXPENSES]                   776,300                    225,765
[LOSS-PROVISION]                     4,220                        871
[INTEREST-EXPENSE]                  34,202                      9,242
[INCOME-PRETAX]                    216,022<F1>             <F1> 9,095
[INCOME-TAX]                        72,404                        673
[INCOME-CONTINUING]                138,902                      7,001
[DISCONTINUED]                           0                          0
[EXTRAORDINARY]                          0                          0
[CHANGES]                                0                          0
[NET-INCOME]                       138,902                      7,001
[EPS-PRIMARY]                         2.31                       0.12
[EPS-DILUTED]                         2.31                       0.12

*Amounts have been restated as more fully described in in Note 2 - "Restatement of Financial Information".

<F1>
Income Before Taxes and Minority Interest




Bausch & Lomb Incorporated

SCHEDULE V -  PROPERTY, PLANT AND EQUIPMENT

(Dollar amounts in thousands)
                        Balance                 1991 Activity
                    Dec. 29, 1990   Additions    Retirements
Other
-----------------------------------------------------------------------

Land               $ 20,805         $   213    $ (1,005)     $1,608
Leasehold
 Improvements        13,187           2,895      (2,071)      1,949
Buildings           270,727          26,683      (4,177)      7,404
Machinery and
  Equipment         370,925          58,798      (6,404)      2,196
              ----------------------------------------------------------
Total              $675,644         $88,589    $(13,657)    $13,157
              -----------------------------------------------------------
              -----------------------------------------------------------
                                    S-2

Bausch & Lomb Incorporated

SCHEDULE V -  PROPERTY, PLANT AND EQUIPMENT

(Dollar amounts in thousands)
                        Balance                 1992 Activity
                    Dec. 28, 1991   Additions    Retirements    Other
-------------------------------------------------------------------------

Land               $ 21,621        $   605    $    (78)     $   220
Leasehold
 Improvements        15,960           5,284      (1,562)      1,838
Buildings           300,637          41,738      (4,614)     (1,595)
Machinery and
  Equipment         425,515          71,704     (15,770)     (8,418)
              -----------------------------------------------------------
Total              $763,733        $119,331   $ (22,024)     $(7,955)
              ------------------------------------------------------------
              ------------------------------------------------------------
                                     S-2



Bausch & Lomb Incorporated

SCHEDULE V -  PROPERTY, PLANT AND EQUIPMENT

(Dollar amounts in thousands)
                     Balance          1993 Activity            Balance
               Dec. 26, 1992 Additions  Retirements  Other  Dec. 25, 1993
---------------------------------------------------------------------------
Land           $ 22,368      $    430     $ (2,823)   $  809  $ 20,784
Leasehold
 Improvements    21,520         2,651         (154)    1,513    25,530
Buildings       336,166        12,178       (7,854)    9,683   350,173
Machinery and
  Equipment     473,031        91,973      (17,119)   (4,973)  542,912
              --------------------------------------------------------------
Total          $853,085      $107,232     $(27,950)   $7,032  $939,399
              --------------------------------------------------------------
              --------------------------------------------------------------
                                    S-2

Bausch & Lomb Incorporated

SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
               OF PROPERTY, PLANT AND EQUIPMENT

(Dollar amounts in thousands)
                        Balance                 1991 Activity
                    Dec. 29, 1990   Additions    Retirements   Other
---------------------------------------------------------------------------
Leasehold
 Improvements      $  6,905         $  1,882    $ (1,878)      $   99

Buildings            71,544           14,192      (1,657)       1,139

Machinery and
  Equipment         178,436           41,251      (5,779)        (270)
              ------------------------------------------------------------
Total              $256,885         $ 57,325    $ (9,314)      $  968
              ------------------------------------------------------------
              ------------------------------------------------------------
                                    S-3

Bausch & Lomb Incorporated

SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
              OF PROPERTY, PLANT AND EQUIPMENT

(Dollar amounts in thousands)
                        Balance                 1992 Activity
                    Dec. 28, 1991   Additions    Retirements    Other
--------------------------------------------------------------------------
Leasehold
 Improvements      $  7,008         $  2,150    $ (1,497)    $ 1,443

Buildings            85,218           14,772      (3,216)       (745)

Machinery and
  Equipment         213,638           46,427     (13,965)     (2,070)
              ------------------------------------------------------------
Total              $305,864         $ 63,349    $(18,678)    $(1,372)
              -------------------------------------------------------------
              -------------------------------------------------------------
                                    S-3



Bausch & Lomb Incorporated

SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
               OF PROPERTY, PLANT AND EQUIPMENT

(Dollar amounts in thousands)
                  Balance         1993 Activity               Balance
             Dec. 26, 1992  Additions  Retirements  Other  Dec. 25, 1993
--------------------------------------------------------------------------
Leasehold
 Improvements  $  9,104       $ 2,882   $   (386)     $1,251   $ 12,851

Buildings        96,029        18,457     (3,319)        834    112,001

Machinery and
  Equipment     244,030        50,662    (15,142)     (6,064)   273,486
             -------------------------------------------------------------
Total          $349,163      $ 72,001   $(18,847)    $(3,979)  $398,338
             -------------------------------------------------------------
             -------------------------------------------------------------
                                     S-3


Bausch & Lomb Incorporated

SCHEDULE VII - VALUATION AND QUALIFYING ACCOUNTS


Reserves for Doubtful Accounts
(Dollar amounts in thousands)
                                   Restated
                                 December 25,  December 26,  December 28,
                                    1993*         1992         1991
--------------------------------------------------------------------------
Balance at beginning of year      $  11,834     $   8,907     $   8,834

Activity for the year:
     Provision charged to income      4,220         3,919         3,306

     Additions resulting from
     acquisition activity             1,224         1,458             -

     Accounts written off            (4,418)       (3,822)       (3,958)

     Recoveries on accounts
     previously written off             893         1,372           725
                                  ---------     ---------     ---------
Balance at end of year            $  13,753     $  11,834     $   8,907
                                  ---------     ---------     ---------
                                  ---------     ---------     ---------

*Results have been restated as more fully described in
 Note 2 -- "Restatement of Financial Information".
                                  S-4


Bausch & Lomb Incorporated

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following amounts were charged directly to profit and loss accounts.


(Dollar amounts in thousands)
                                       FOR THE YEARS ENDED
                   Dec. 25, 1993     Dec. 26, 1992     Dec.28, 1991
-----------------------------------------------------------------------
Maintenance and
Repairs              $ 22,137          $ 20,294          $ 20,014

Advertising          $201,023          $184,569          $165,642

Taxes other than payroll and income taxes, amortization of intangible assets and deferred charges, and royalties were less than 1% of net sales plus other income for all periods presented.
                                    S-5



    Bausch & Lomb Incorporated

    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
    UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                        Balance        1991          1991         Balance
                    Dec. 29, 1990   Additions    Deductions   Dec. 28, 1991
James N. Doyle         $      -       $10,969     $       -       $10,969

Henry L. Foster               -     1,109,567     1,109,567             -

James C. Foster               -        33,301             -        33,301

Daniel E. Gill          532,204             -         5,411       526,793

Diane C. Harris         296,079             -       285,054        11,025

Jay T. Holmes           176,452        41,641        50,542       167,551

Alexander E. Izzard      52,511        24,131           525        76,117

Franklin T. Jepson            -        40,164        14,766        25,398

Harold O. Johnson       126,723             -         1,376       125,347

James E. Kanaley              -             -             -             -

Carl E. Sassano          59,252             -           599        58,653

Ronald L. Zarrella            -             -             -             -

Stephen P. Kelbley       74,786             -        74,786             -

    Amounts receivable relate solely to the Company's 1975
    Stock Option Plan and 1982 and 1987 Stock Incentive Plans.
                                   S-1

    Bausch & Lomb Incorporated

    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
    UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                        1992          1992         Balance
                      Additions    Deductions   Dec. 26, 1992


James N. Doyle         $125,258          $870      $135,357

Henry L. Foster         418,449             -       418,449

James C. Foster         133,218           333       166,186

Daniel E. Gill                -         5,411       521,382

Diane C. Harris               -           126        10,899

Jay T. Holmes           117,241         1,739       283,053

Alexander E. Izzard      86,952           766       162,303

Franklin T. Jepson       51,967        19,242        58,123

Harold O. Johnson        95,322         1,375       219,294

James E. Kanaley         99,960             -        99,960

Carl E. Sassano          99,903        58,653        99,903

Ronald L. Zarrella            -             -             -

Stephen P. Kelbley            -             -             -

    Amounts receivable relate solely to the Company's 1975
    Stock Option Plan and 1982 and 1987 Stock Incentive Plans.
                                    S-1


    Bausch & Lomb Incorporated

    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
    UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                           1993          1993         Balance
                         Additions    Deductions   Dec. 25, 1993
James N. Doyle          $15,756        $1,362      $149,751

Henry L. Foster               -         4,185       414,264

James C. Foster          19,113         1,666       183,633

Daniel E. Gill                -         5,411       515,971

Diane C. Harris         453,978       227,442       237,435

Jay T. Holmes                 -         2,911       280,142

Alexander E. Izzard     221,922       163,524       220,701

Franklin T. Jepson       86,682        29,916       114,889

Harold O. Johnson       107,958        83,911       243,341

James E. Kanaley        367,781        99,960       367,781

Carl E. Sassano          98,955           998       197,860

Ronald L. Zarrella      136,793             -       136,793

Stephen P. Kelbley            -             -             -

    Amounts receivable relate solely to the Company's 1975
    Stock Option Plan and 1982 and 1987 Stock Incentive Plans.
                                         S-1


    Bausch & Lomb Incorporated

    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
    UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                                 Information Related to
                                 December 25, 1993 Balance
                        Due     Interest        Terms
                       Date       Rates     of Repayment    Collateral
James N. Doyle          (1)     3.62%         1% per year   "B" Stock

Henry L. Foster         (1)     3.62%         1% per year   "B" Stock

James C. Foster         (1)     3.62%         1% per year   "B" Stock

Daniel E. Gill          (1)     3.62%         1% per year   "B" Stock

Diane C. Harris         (1)     3.62%         1% per year   "B" Stock

Jay T. Holmes           (1)     3.62%         1% per year   "B" Stock

Alexander E. Izzard     (1)     3.62%         1% per year   "B" Stock

Franklin T. Jepson      (1)     3.62%         1% per year   "B" Stock

Harold O. Johnson       (1)     3.62%         1% per year   "B" Stock

James E. Kanaley        (1)     3.62%         1% per year   "B" Stock

Carl E. Sassano         (1)     3.62%         1% per year   "B" Stock

Ronald L. Zarrella      (1)     3.62%         1% per year   "B" Stock

Stephen P. Kelbley

    Amounts receivable relate solely to the Company's 1975 Stock Option Plan and 1982 and 1987 Stock Incentive Plans.
    (1) Notes are due within 5 years following retirement. Notes are due within 90 days of leaving the Company under circumstances other than retirement.
                                         S-1