Form 10-Q/A
period 1994-03-26
BAUSCH & LOMB INC
filed 1996-03-15
CIK 10427

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended
March 26, 1994

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






PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

As more fully described in Note A - "Restatement of Financial Information", financial information in this filing has been restated to reflect the decision to account for shipments under a fourth quarter 1993 U.S. contact lens distributor program as consigned inventory and to record revenues when the products were sold by the distributors to their customers. Additionally, a restatement was made to correct the improper recording of certain 1993 sunglass distributor sales in Southeast Asia and to reverse related sales returns which had been previously recorded in 1994.

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

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF EARNINGS

Dollar Amounts In Thousands -
Except Per Share Data
                                    First Quarter Ended
                                   March 26,    March 27,
                                    1994*        1993
Net Sales                         $439,388    $407,605

Costs And Expenses
	Cost of products sold             204,661     187,831
	Selling, administrative
	 and general                      157,827     152,476
	Research and development           15,289      13,769
                                   --------    --------
                                   377,777     354,076
                                   --------    --------
Operating Earnings                  61,611      53,529
                                   --------    --------
Other (Income) Expense
	Investment income                  (8,349)     (4,603)
	Interest expense                    8,967       9,321
	Gain from foreign
	  currency, net	                   (2,024)     (3,018)
                                   --------    --------
                                    (1,406)      1,700
                                   --------    --------
Earnings Before Income Taxes
 And Minority Interest              63,017      51,829

	Provision for
       income taxes                 21,641      18,364
                                   --------    --------
Earnings Before
   Minority Interest                41,376      33,465

	Minority interest
       in subsidiaries               5,452         614
                                   --------    --------
Net Earnings                      $ 35,924    $ 32,851
                                   --------    --------
Retained Earnings At Beginning
 Of Period                         871,680     785,044

Cash Dividends Declared:
	Common stock, $0.22
	per share in 1994 and 1993         13,027      13,082
                                   --------    --------
Retained Earnings At
   End Of Period                  $894,577    $804,813
                                  ========     ========
Net Earnings Per Common Share     $   0.60    $   0.54
                                  ========     ========
Average Common Shares
 Outstanding (000s)                 59,919      60,393
                                  ========     ========

*Results have been restated as more fully described in
 Note A - "Restatement of Financial Information"
See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEET
Dollar Amounts In Thousands
                                     March 26,     December 25,
                                       1994*          1993*
ASSETS
Current Assets
  Cash and cash equivalents       $  519,608     $  513,241
  Short-term investments,
   at cost which
   approximates market                33,036         32,795
  Trade receivables, less
   allowances of $13,173
   and $13,753, respectively         327,092        345,139
  Inventories, net                   333,650        309,754
  Deferred income taxes,
   less valuation
   allowance of $13,206               80,015         79,897
  Other current assets               121,355        102,304
                                   ----------     -----------
                                   1,414,756      1,383,130
Property, Plant And
 Equipment, net                      552,099        541,061
Goodwill And Other Intangibles,
  less accumulated amortization
  of $63,593 and $59,396,
  respectively                       478,402        456,944
Other Assets                         116,228        111,862
                                  ----------     -----------
     Total Assets                 $2,561,485     $2,492,997
                                  ==========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable                   $  308,314     $  222,642
  Current portion of
   long-term debt                     14,710         21,935
  Accounts payable                    67,397         85,306
  Accrued compensation                69,240         66,077
  Accrued liabilities                240,304        248,661
  Federal and foreign income taxes    62,400         68,882
                                  ----------     -----------
                                     762,365        713,503

Long-Term Debt, less
  current portion                    322,127        320,953
Other Long-Term Liabilities          124,150        128,328
Minority Interest                    421,990        421,031
                                  ----------     -----------
	Total Liabilities                 1,630,632      1,583,815
                                  ----------     -----------
Shareholders' Equity
  4% Cumulative Preferred stock,
   par value $100 per share                -              -
  Class A Preferred stock, par
   value $1 per share                      -              -
  Common stock, par value $0.40
   per share, 60,198,322
    shares issued                     24,079         24,079
   Class B stock, par value
    $0.08 per share, 951,503
     shares issued (936,348 shares
      in 1993)                            76             75
   Capital in excess of par value     89,390         88,101
   Cumulative translation
    adjustment                         3,916          8,915
   Retained earnings                 894,577        871,680
                                  ----------     -----------
                                   1,012,038        992,850
   Common and Class B stock
    in treasury, at cost,
    1,928,603 shares
    (2,016,430 shares in 1993)       (81,185)       (83,668)
                                  ----------     -----------
      Total Shareholders' Equity     930,853        909,182
                                  ----------     -----------
      Total Liabilities And
       Shareholders' Equity       $2,561,485     $2,492,997
                                  ==========     ===========

*Results have been restated as more fully described in
 Note A - "Restatement of Financial Information"
See Notes To Financial Statements


BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CASH FLOWS

Dollar Amounts In Thousands
                                         Three Months Ended
                                        March 26,     March 27,
                                          1994*         1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                            $ 35,924    $ 32,851
  Adjustments to reconcile net earnings to net cash
    (used for) provided by operating activities:
     Depreciation of property, plant
      and equipment                         19,248      17,225
     Amortization of goodwill and
      other intangibles                      4,094       2,525
     (Increase) decrease in deferred
      income taxes                              (5)        719
     Loss (gain) on retirement of
      fixed assets                             737      (1,242)
     Exchange loss (gain)                    1,198         (78)
     Increase in undistributed
      earnings of subsidiaries               1,102         470
     Decrease (increase) in
      accounts receivable                   20,322     (25,682)
     Increase in inventories               (20,859)    (13,663)
     Increase in other current assets      (18,413)    (18,068)
     (Decrease) increase in accounts
       payable and accruals                (34,144)     23,249
     Decrease in tax reserves               (7,115)     (9,402)
     Decrease in other long-term
      liabilities                           (4,345)     (1,135)
                                          ---------    ---------
        Net cash (used for) provided by
         operating activities               (2,256)      7,769
                                          ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for purchases of
   property, plant and equipment           (30,056)    (17,568)
  Acquisition of businesses, net of cash
   and short-term investments acquired     (26,037)    (26,005)
  Other                                     (3,828)        (72)
                                          ---------    ---------
        Net cash used in investing
         activities                        (59,921)    (43,645)
                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchases of Common shares              (1,066)     (2,585)
  Exercise of stock options                  4,839       1,530
  Net proceeds from issuance of debt        76,458     178,009
  Payment of dividends                     (13,021)    (11,879)
                                          ---------    ---------
        Net cash provided by financing
         activities                         67,210     165,075
                                          ---------    ---------
Effect of exchange rate changes
 on cash, cash equivalents and
 short-term investments                      1,575     (21,841)
                                          ---------    ---------
Net increase in cash, cash
 equivalents and short-term
 investments                                 6,608     107,358

Cash, cash equivalents and
 short-term investments, beginning
 of period                                 546,036     416,773
                                          ---------    ---------
Cash, cash equivalents and
 short-term investments, end
 of period                                $552,644    $524,131
                                          =========    =========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                               $ 12,237    $  9,123
   Income taxes                           $ 27,589    $ 13,270

*Results have been restated as more fully described in
 Note A - "Restatement of Financial Information"
See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE A:	Restatement of Financial Information

The Company has restated its financial statements for the year ended December 25, 1993 and the quarter ended March 26, 1994. This action was taken as a result of an ongoing investigation which identified uncertainties surrounding the execution of a fourth quarter 1993 contact lens sales program and the improper recording of 1993 sunglass sales in Southeast Asia. In the fourth quarter of 1993 a marketing program was initiated to implement a business strategy to shift responsibility for the sale and distribution of a portion of the U.S. traditional contact lens business to optical distributors.
Subsequently, this strategy proved unsuccessful and, in the 1994 third quarter, led to the implementation of a new pricing policy for traditional contact lenses and a decision to accept on a one-time basis returns from these distributors. The investigation of this marketing program disclosed instances where unauthorized terms may have been or were offered which were inconsistent with the stated terms and conditions of the program. The resulting uncertainties relating to the execution of this marketing program led to a decision to restate the 1993 financial statements to account for shipments under the program as consigned inventory and to record revenues when the products were sold by the distributors to their customers. The investigation of Southeast Asia sunglass sales disclosed that in certain instances distributor transactions recorded as revenues in 1993 had not actually resulted from a sale to those customers, and thus were improperly recorded. The 1993 financial statements have been restated to reverse the improperly recorded sales with a corresponding restatement of the 1994 financial statements to reverse the effect of sales returns previously recognized in that period. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

Dollar Amounts In Thousands -
(Except Per Share Data)
                    First Quarter Ended
               ------------------------------------------------------
                      March 26, 1994
               ------------------------------------------------------
               As Reported    As Restated
               ------------------------------------------------------
Net Sales:
 Healthcare      $284,506     $284,506
 Optics           154,265      154,882
               ------------------------------------------------------
  Total          $438,771     $439,388

Business Segment
   Earnings      $ 72,207     $ 72,524
               ------------------------------------------------------
               ------------------------------------------------------
Net Earnings     $ 35,660     $ 35,924
               ------------------------------------------------------
               ------------------------------------------------------
Net Earnings
   Per Share     $0.60        $0.60
               ------------------------------------------------------
               ------------------------------------------------------
Retained Earnings
 at end of
 Period          $911,958     $894,577
               ------------------------------------------------------
               ------------------------------------------------------



Additionally, retained earnings at December 31, 1993 originally reported as $889,325,000 has been restated to $871,680,000.


NOTE B:	Earnings Per Share

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

The number of Common shares used to calculate net earnings per Common share were 59,919,000 at March 26, 1994 and 60,393,000 shares at March 27, 1993.

See Exhibit 11 filed as a part of this Report for details regarding the computation of earnings per share.


NOTE C:	Inventories

	Inventories consisted of the following:

(Dollar Amounts in Thousands)
                                    March 26,   December 25,
                                      1994         1993

    Raw materials and supplies     $  79,049    $ 66,768
    Work in process                   28,088      24,640
    Finished products                234,535     226,518
                                   ---------    ---------
                                     341,672     317,926
    Less:  Reserve for valuation of
    certain U.S. inventories
     at last-in, first-out cost        8,022       8,172
                                   ---------    ---------
                                    $333,650    $309,754
                                   =========    =========


NOTE D:	Property, Plant And Equipment

Major classes of property, plant and equipment consisted of the following:


(Dollar Amounts in Thousands)

                              March 26,   December 25,
                                1994         1993
	Land                           $ 20,641   $ 20,784
	Leasehold improvements           26,431     25,530
	Buildings                       355,225    350,173
	Machinery and equipment         565,289    542,912
                                 --------   --------
                                 967,586    939,399

 Less:  Accumulated depreciation 415,487    398,338
                                 --------   --------
                                 $552,099   $541,061
                                 ========   ========

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

	This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the Company's operational results, liquidity and progress toward stated business objectives. The focus of this review is on the underlying business reasons for significant changes and trends affecting sales, operating earnings and financial condition. As more fully described in Note A - "Restatement of Financial Information", financial information in this filing has been restated to reflect the decision to account for shipments under a fourth quarter 1993 U.S. contact lens distributor program as consigned inventory and to record revenues when the products were sold by the distributors to their customers. Additionally, a restatement was made to correct the improper recording of certain 1993 sunglass distributor sales in Southeast Asia and to reverse related sales returns which had been previously recorded in 1994.

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

Consolidated revenues for the quarter ended March 26, 1994 were $439 million, an increase of $32 million or 8% over the 1993 first quarter. The following is a summary of sales by business segment:

Net Sales By Business Segment

(Dollar Amounts in Thousands)

                                 First Quarter
                               1994       1993
    Healthcare               284,506     $248,036
    Optics                   154,882      159,569
                            --------     --------
      Net Sales             $439,388     $407,605
                            ========     ========


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


Optics Segment Revenues

Revenues in the optics segment declined 3% to $155 million, compared to $160 million in 1993. Sunglass sales in the U.S. advanced 10%, based primarily on the February 1994 acquisition of the assets of Revo, noted for its line of high performance sunglasses. Sunglass revenues in Europe and Asia declined from a year ago due to the continuing effects of lagging economic conditions in key markets.
Higher sales for sports optics products were led by increased demand for riflescopes, telescopes and binoculars.


Net Sales By Geographic Region

Sales in markets outside the U.S. totaled $188 million, a decrease of $2 million or 1% from the 1993 first quarter. Changes in currency exchange rates reduced sales comparisons with 1993 by $5 million. In total, non-U.S. sales represented 43% of consolidated revenues, compared to 47% in the 1993 first quarter. The Company's historically strong performance outside the U.S. has been constrained by the slower rate of economic recovery in Europe and Japan. European revenues in total increased modestly despite the adverse impact of currency movements. This progress reflected improved demand for the Company's over-the-counter medications and thin film coating products, as well as contributions from recent acquisitions. Sales in the Asia-Pacific region declined 10% as a result of weakened demand for sunglass and oral care products. Revenue growth of 4% in Latin America and Canada reflected gains for contact lens care solutions, planned replacement lenses and sunglasses.

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

Selling, administrative and general expenses were 35.9% of sales in the first quarter of 1994 compared to 37.4% in 1993. These costs have benefited from recent restructuring actions and successful efforts to manage discretionary spending to a rate below that of revenue growth. Additionally, 1993 expenses included the initial costs of regionalizing the administration of the Company's non-U.S. operations and discretionary spending to launch the Company's Clear Choice mouthwash. Research and development expense for the first three months of 1994 increased $1.5 million or 11% over 1993 levels, reflecting the Company's continued investment in new technologies. The majority of these expenditures relate to product development for new contact lens materials and the Company's next generation of oral care products.


Business Segment And Operating Earnings

Business segment earnings of $73 million for the first quarter of 1994 increased $8 million or 12% compared to the 1993 first quarter. This gain reflected improved operating results for contact lens care products, the prescription pharmaceutical business and for over-the-counter medications in Europe. The earnings improvement was moderated by a sales decline in the oral care business in the U.S., increased research and development costs associated with new product introductions, as well as shifts in the contact lens business toward lower margin planned replacement lenses. Incremental earnings for skin care products were moderated by results for the Miracle Ear line of hearing aids which have been affected by reduced consumer demand throughout the industry in the wake of regulatory actions initiated by the FTC and FDA. Operating earnings totaled $62 million, an increase of $8 million or 15% over the prior year period, the result of lower corporate administration expenses in the first quarter.

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

The Company's reported income tax rates were 34.3% and 35.4% for the first quarter of 1994 and 1993, respectively.


Liquidity And Financial Resources

Cash Flows From Operating Activities

Net earnings adjusted for non-cash items, including depreciation, amortization and deferred taxes, improved 11% from 1993. However, total cash flows used by operating activities totaled $2 million in the first quarter of 1994, a decrease of $10 million from the $8 million of cash provided in the prior year period. This change was primarily attributable to a build in inventories from the 1993 year end to support expected growth in the planned replacement lens business as well as higher inventory levels related to acquired businesses. Lower current liabilities primarily represented the net settlement of foreign currency hedge contracts and the timing of tax payments. These factors were moderated by 1994 initiatives to reduce receivable levels, reflected by the $20 million improvement generated by these efforts in the first quarter.


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

Financial Position

Bausch & Lomb's ratio of total debt to equity at the end of March stood at 69% in 1994 and 77% in 1993. The Company also maintains a significant balance of cash and investments, which totaled $553 million and $524 million at the end of March 1994 and 1993, respectively. The Company's net debt, or total borrowings less cash, cash equivalents and short-term investments, totaled $93 million in 1994 and $149 million in 1993. After considering hypothetical taxes payable upon repatriation of non-U.S. cash and investments, tax-effected net debt totaled $234 million in 1994 and $291 million in 1993. The ratio of tax-effected net debt to equity stood at 25.2% in 1994 and 33.1% in 1993, demonstrating that the Company continues to maintain a sound capital structure. The Company is planning to improve cash flow and reduce its working capital requirements in 1994. The stated goal is to generate $100 million in cash flow beyond that which will be required for the payment of dividends and capital expenditures. These funds will be used to reduce short-term debt.

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


Working Capital

The Company continued to maintain its strong financial condition. Working capital amounted to $652 million for the first quarter of 1994, versus $670 million at year-end 1993 and $557 million for the first quarter of 1993. The current ratio was 1.9 at March 26, 1994 and at December 31, 1993 and 1.8 at March 27, 1993.

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

Return on average shareholders' equity was 16% for the twelve-month period ended March 26, 1994 compared to 20% for the twelve-month period ended March 27, 1993. Excluding the cumulative translation adjustment, return on average shareholders' equity was 16% for the 1994 first quarter versus 22% for the 1993 first quarter. The lower return ratio reflected the impact of the restructuring charges recorded in December 1993.


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



Exhibit 11

Statement Regarding Computation of Per Share Earnings

Dollars And Shares In Thousands-
Except Per Share Data
                                            THREE MONTHS ENDED
                                            March 26,  March 27,
                                             1994*      1993
Net earnings                             $ 35,924       $ 32,851
                                         ========       ========

Actual outstanding common shares
    at beginning of year                   59,118         59,444

Average common shares issued for
    stock options and effects of
    assumed exercise of common
    stock equivalents and
    repurchase of common shares               801            949
                                         --------       --------
Average common shares outstanding          59,919         60,393
                                         ========       ========
Net earnings per common and
    common share equivalent              $  0.60        $   0.54
                                         ========       ========

*Results have been restated as more fully described in Note A - "Restatement of Financial Information"



Exhibit 12

Statement Regarding Computation of Ratio of Earnings to Fixed Charges

Dollar Amounts In Thousands
                                      March 26,         December 25,
                                       1994*                1993*
Earnings before provision for
  income taxes and minority
  interest                             $63,017            $216,022

Fixed charges                            9,317              35,664

Capitalized interest, net of
  current period amortization               65                 260
                                       -------            ---------
Total earnings as adjusted             $72,399            $251,946
                                       =======            =========
Fixed charges:
  Interest (including
   interest expense and
   capitalized interest)               $ 8,967            $ 34,202

   Portion of rents
    representative of the
    interest factor                        350               1,462
                                       -------            ---------
Total fixed charges                    $ 9,317            $ 35,664
                                       =======            =========
Ratio of earnings to fixed
   charges                                7.77              7.06<FN1>
                                       =======            =========

*Results have been restated as more fully described in Note A - "Restatement of Financial Information."

<FN1> Excluding the effect of restructuring charges recorded in the fourth quarter of 1993, the ratio of earnings to fixed charges at December 25, 1993 would have been 8.47.


[TYPE]     EX-27
[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   QTR-1
[FISCAL-YEAR-END]                          DEC-31-1994             DEC-31-1994
[PERIOD-END]                               MAR-26-1994*            MAR-26-1994*
[CASH]                                         519,608                 519,608
[SECURITIES]                                    33,036                  33,036
[RECEIVABLES]                                  340,265                 340,265
[ALLOWANCES]                                    13,173                  13,173
[INVENTORY]                                    333,650                 333,650
[CURRENT-ASSETS]                             1,414,756               1,414,756
[PP&E]                                         967,586                 967,586
[DEPRECIATION]                                 415,487                 415,487
[TOTAL-ASSETS]                               2,561,485               2,561,485
[CURRENT-LIABILITIES]                          762,365                 762,365
[BONDS]                                        322,127                 322,127
[COMMON]                                        24,155                  24,155
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[OTHER-SE]                                     906,698                 906,698
[TOTAL-LIABILITY-AND-EQUITY]                 2,561,485               2,561,485
[SALES]                                        439,388                 439,388
[TOTAL-REVENUES]                               439,388                 439,388
[CGS]                                          204,661                 204,661
[TOTAL-COSTS]                                  204,661                 204,661
[OTHER-EXPENSES]                               173,116                 173,116
[LOSS-PROVISION]                                 1,528                   1,528
[INTEREST-EXPENSE]                               8,967                   8,967
[INCOME-PRETAX]                                 63,017<F1>              63,017<F1>
[INCOME-TAX]                                    21,641                  21,641
[INCOME-CONTINUING]                             35,924                  35,924
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                    35,924                  35,924
[EPS-PRIMARY]                                     0.60                    0.60
[EPS-DILUTED]                                     0.60                    0.60

*Results have been restated as more fully described in Note A - "Restatement of Financial Information"

<F1>INCOME BEFORE TAXES AND MINORITY INTEREST