Form 10-Q/A
period 1994-06-25
BAUSCH & LOMB INC
filed 1996-03-15
CIK 10427

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549


FORM 10-Q/A

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarter Ended            Commission File
June 25, 1994                    Number:  1-4105


BAUSCH & LOMB INCORPORATED

(Exact name of registrant as specified in its charter)


New York                                      16-0345235
(State or other jurisdiction of             (IRS Employer
incorporation or organization)              Identification No.)


One Bausch & Lomb Place, Rochester NY  14604-2701
(Address of principal executive offices)
(Zip Code)


Registrant's telephone number, including area code:  (716) 338-6000


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


BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF EARNINGS

Dollar Amounts In Thousands -
Except Per Share Data
                              Second Quarter Ended    Six Months Ended
                              ------------------------------------------
                              June 25,   June 26,    June 25,   June 26,
                                1994*      1993       1994*      1993
                              ------------------------------------------

Net Sales                    $485,625    $479,429    $925,013  $887,034

Costs And Expenses
Cost of products sold         223,240     209,784     427,901   397,615
 Selling, administrative
   and general                187,884     180,135     345,711   332,611
 Research and development      15,377      14,914      30,666    28,683
                              -------     -------     -------   --------
                              426,501     404,833     804,278   758,909
                              -------     -------     -------   --------
Operating Earnings             59,124      74,596     120,735   128,125
                              -------     -------     -------   --------
Other (Income) Expense
 Investment income             (9,532)     (3,109)    (17,881)   (7,712)
 Interest expense              10,260       8,193      19,227    17,514
 Loss (gain) from
   foreign currency, net          886      (4,974)     (1,138)   (7,992)
                              -------     -------     -------    ------
                                1,614         110         208     1,810
                              -------     -------     -------    ------
Earnings Before
 Income Taxes and
 Minority Interest             57,510      74,486     120,527   126,315
Provision for income taxes     17,603      25,772      39,244    44,136
                              -------     -------     -------   ------
Earnings Before
 Minority Interest             39,907      48,714      81,283    82,179

Minority interest
 in subsidiaries                6,009       1,686      11,461     2,300
                              -------     -------     -------    ------
Net Earnings                 $ 33,898    $ 47,028    $ 69,822  $ 79,879

Retained Earnings At
Beginning Of Period           894,577     804,813     871,680   785,044

Cash Dividends Declared:
 Common stock, $0.245
   and $0.465 per share
   for 1994 ($0.22 and
   $0.44 per share
   for 1993)                   14,515      13,083      27,542    26,165
                              -------     -------    -------    -------
Retained Earnings
    At End Of Period         $913,960    $838,758    $913,960  $838,758
                              -------     -------    --------   -------
                              -------     -------    --------   -------
Net Earnings Per
  Common Share               $  0.57     $  0.78     $   1.17  $   1.32
                              -------     -------    -------    -------
                              -------     -------    -------    -------
Average Common Shares
    Outstanding (000s)                                 59,827    60,295
                                                      -------    ------
                                                      -------    ------

*Results have been restated as more fully described in Note A - Restatement of Financial Information".
See Notes To Financial Statements



BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEET

Dollar Amounts In Thousands
                                               June 25,     December 25,
                                                1994*            1993*
ASSETS
Current Assets
Cash and cash equivalents                     $  467,791     $  513,241
 Short-term investments,
   at cost which approximates market              98,708         32,795
 Trade receivables, less allowances
   of $13,745 and $13,753, respectively          330,611        345,139
 Inventories, net                                341,431        309,754
 Deferred income taxes, less valuation
   allowance of $13,206                           81,675         79,897
 Other current assets                            136,805        102,304
                                               ---------      ---------
                                               1,457,021      1,383,130

Property, Plant And Equipment, net               555,556        541,061
Goodwill And Other Intangibles,
   less accumulated amortization of
   $68,570 and $59,396, respectively             477,983        456,944
Other Assets                                     122,636        111,862
                                               ---------      ---------
   Total Assets                               $2,613,196     $2,492,997
                                               ---------      ---------
                                               ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                                $  301,745     $  222,642
 Current portion of long-term debt                15,240         21,935
 Accounts payable                                 74,799         85,306
 Accrued compensation                             72,489         66,077
 Accrued liabilities                             227,037        248,661
 Federal and foreign income taxes                 70,655         68,882
                                               ---------       --------
                                                 761,965        713,503

Long-Term Debt, less current portion             323,456        320,953
Other Long-Term Liabilities                      125,462        128,328
Minority Interest                                424,176        421,031
                                               ---------      ---------
   Total Liabilities                           1,635,059      1,583,815
                                               ---------      ---------
Shareholders' Equity
 4% Cumulative Preferred Stock, par value
   $100 per share                                      -              -
 Class A Preferred Stock, par value $1
   per share                                           -              -
 Common Stock, par value $0.40 per share,
   60,198,322 shares issued                       24,079         24,079
 Class B Stock, par value $0.08 per share,
     920,051 shares issued.  (936,348 shares
     in 1993)                                         74             75
 Capital in excess of par value                   88,597         88,101
 Cumulative translation adjustment                31,385          8,915
 Retained earnings                               913,960        871,680
                                               ---------       --------
                                               1,058,095        992,850

 Common and Class B Stock in treasury, at cost,
   1,880,063 shares (2,016,430 shares in
   in 1993)                                      (79,958)       (83,668)
                                               ---------       --------
Total Shareholders' Equity                       978,137        909,182
                                               ---------       --------
Total Liabilities And Shareholders' Equity    $2,613,196     $2,492,997
                                               ---------      ---------
                                               ---------      ---------

*Results have been restated as more fully described in Note A - "Restatement of Financial Information".
See Notes To Financial Statements



BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CASH FLOWS

Dollar Amounts In Thousands
                                                Six Months Ended
                                               June 25,  June 26,
                                                1994*      1993
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                               $ 69,822    $ 79,879
 Adjustments to reconcile
      net earnings to net
      cash provided by
      operating activities:
   Depreciation of property,
     plant and equipment                        40,793      35,279
   Amortization of goodwill and
     other intangibles                           8,340       5,178
   (Increase) decrease in
     deferred income taxes                      (2,269)        715
   Loss on retirement of fixed assets              895         188
   Exchange loss (gain)                          3,410        (524)
 Increase in undistributed earnings
   of subsidiaries                               2,730         216
 Decrease (increase) in accounts receivable     20,442     (52,667)
   Increase in inventories                     (24,134)    (20,634)
   Increase in other
    current assets                             (33,154)    (36,193)
   (Decrease) increase in accounts payable
      and accruals                             (33,309)     33,881
   Increase in tax reserves                         53       2,712
   Decrease in other long-term liabilities      (3,368)     (5,810)
                                                -------    -------
      Net cash provided by
       operating activities                     50,251      42,220
                                               -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchase of property,
   plant and equipment                         (49,280)    (42,040)
 Acquisition of businesses, net of cash and
   short-term investments acquired             (27,150)   (122,005)
Other                                           (9,669)    (13,221)
                                                -------    --------
      Net cash provided by investing
      activities                               (86,099)   (177,266)
                                                -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common shares                   (1,860)     (8,741)
     Exercise of stock options                   6,065       2,234
Net proceeds from (repayment of) debt           69,654     (95,660)
Payment of dividends                           (26,044)    (24,992)
                                               -------    ---------
      Net cash provided by (used in)
      financing  activities                     47,815    (127,159)
                                               -------    ---------
Effect of exchange rate changes on cash,
     cash equivalents and
     short-term investments                      8,496     (23,048)
                                               -------    ---------
Net increase (decrease) in cash,
     cash equivalents and
     short-term investments                    20,463   (285,253)

Cash, cash equivalents and
     short-term investments,
     beginning of period                      546,036    416,773
                                              -------    -------
Cash, cash equivalents and
     short-term investments,
     end of period                           $566,499   $131,520
                                             -------    --------
                                             -------    --------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                  $ 20,451   $ 12,432
   Income taxes                              $ 42,595   $ 27,342

*Results have been restated as more fully described in Note A - "Restatement of Financial Information".
See Notes To Financial Statements




BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE A:	Restatement of Financial Information

The Company has restated its financial statements for the year ended December 25, 1993 and the quarter and six months ended June 25, 1994. This action was taken as a result of an ongoing investigation which identified uncertainties surrounding the execution of a fourth quarter 1993 contact lens sales program and the improper recording of 1993 sunglass sales in Southeast Asia. In the fourth quarter of 1993 a marketing program was initiated to implement a business strategy to shift responsibility for the sale and distribution of a portion of the U.S. traditional contact lens business to optical distributors. Subsequently, this strategy proved unsuccessful and, in the 1994 third quarter, led to the implementation of a new pricing policy for traditional contact lenses and a decision to accept on a one-time basis returns from these distributors. The investigation of this marketing program disclosed instances where unauthorized terms may have been or were offered which were inconsistent with the stated terms and conditions of the program. The resulting uncertainties relating to the execution of this marketing program led to a decision to restate the 1993 financial statements to account for shipments under the program as consigned inventory and to record revenues when the products were sold by the distributors to their customers. The investigation of Southeast Asia sunglass sales disclosed that in certain instances distributor transactions recorded as revenues in 1993 had not actually resulted from a sale to those customers, and thus were improperly recorded. The 1993 financial statements have been restated to reverse the improperly recorded sales with a corresponding restatement of the 1994 financial statements to reverse the effect of sales returns previously recognized in that period. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.
The impact of these adjustments on the Company's financial results as originally reported is summarized below:

Dollar Amounts In Thousands -
Except Per Share Data
                   Second Quarter Ended       Six Months Ended
                ----------------------------------------------------
                    June 25, 1994              June 25, 1994
               -----------------------------------------------------
               As Reported  As Restated   As Reported  As Restated
               -----------------------------------------------------
Net Sales:
 Healthcare      $308,839     $308,839    $593,345    $593,345
 Optics           174,442      176,786     328,707     331,668
               -----------------------------------------------------
  Total          $483,281     $485,625    $922,052    $925,013

Business Segment
   Earnings      $ 70,126     $ 71,134    $142,333    $143,658
               -----------------------------------------------------
               -----------------------------------------------------

Net Earnings     $ 33,056     $ 33,898    $ 68,716    $ 69,822
               -----------------------------------------------------
               -----------------------------------------------------
Net Earnings
   Per Share     $   0.55     $   0.57    $   1.15    $   1.17
               -----------------------------------------------------
               -----------------------------------------------------

Retained Earnings
 at end of
 Period          $930,499     $913,960    $930,499    $ 913,960
               -----------------------------------------------------
               -----------------------------------------------------


Additionally retained earnings at December 25, 1993 originally reported as $889,325,000 has been restated to $871,680,000.


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


NOTE C: Inventories

Inventories consisted of the following:


(Dollar Amounts in Thousands)
                                     June 25,           December 25,
                                      1994                  1993
        Raw materials and supplies     $ 83,895            $ 66,768
        Work in process                  32,242              24,640
        Finished products               233,188             226,518
                                        -------             -------
                                        349,325             317,926
        Less:  Reserve for valuation
               of certain U.S.
               inventories at
               last-in, first-out
               cost                       7,894               8,172
                                        -------             -------
                                       $341,431            $309,754
                                        -------             -------
                                        -------             -------


NOTE D: Property, Plant And Equipment

Major classes of property, plant and equipment consisted of the following:

(Dollar Amounts in Thousands)

                                      June 25,          December 25,
                                         1994               1993

        Land                         $  21,073            $ 20,784
        Leasehold improvements          31,928              25,530
        Buildings                      361,687             350,173
        Machinery and equipment        578,943             542,912
                                       -------             -------
                                       993,631             939,399
        Less:  Accumulated
               depreciation            438,075             398,338
                                     ---------             -------
                                     $ 555,556            $541,061
                                     ---------             --------
                                     ---------             --------


NOTE E:	Subsequent Event

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

As more fully described in Note A - "Restatement of Financial Information", financial information in this filing has been restated to reflect the decision to account for shipments under a fourth quarter 1993 U.S. contact lens distributor program as consigned inventory and to record revenues when the products were sold by the distributors to their customers. Additionally, a restatement was made to correct the improper recording of certain 1993 sunglass distributor sales in Southeast Asia and to reverse related sales returns which had been previously recorded in 1994. The discussion which follows reflects the restated financial information.


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

Consolidated revenues for the second quarter ended June 25, 1994 were $486 million, an increase of $6 million or 1% over the 1993 second quarter. For the first six months of 1994, net sales of $925 million advanced $38 million or 4% over the comparable
1993 period. The following is a summary of net sales by business segment:


Net Sales By Business Segment

(Dollar Amounts In Thousands)
                 Second Quarter           Six Months
                1994      1993          1994      1993
Healthcare     $308,839   $281,521     $593,345   $529,557
Optics          176,786    197,908      331,668    357,477
               --------   --------     --------    -------
Net Sales      $485,625   $479,429     $925,013   $887,034
               --------   --------     --------    -------
               --------   --------     --------    -------


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


Healthcare Segment Revenues

Revenues in the healthcare segment increased $27 million or 10% over the 1993 second quarter. On a year-to-date basis, healthcare segment revenues advanced $64 million or 12% over the comparable 1993 period. Major product sector revenues as a percentage of total healthcare segment sales follow:

   Healthcare Segment Sales By Product Sector
                     Second Quarter         Six Months
                      1994     1993       1994    1993

   Personal Health     53%     52%        51%     52%
   Medical             33%     33%        34%     32%
   Biomedical          14%     15%        15%     16%

Within the personal health sector, second quarter revenues improved 11% from 1993. This progress was led by continued strong worldwide demand for the Company's ReNu, Boston and Bausch & Lomb lens care solutions. Incremental revenues for the Curel and Soft Sense skin care products acquired in June 1993 also contributed to this improvement. Sales growth in excess of 20% was also realized for over-the-counter medications in Europe. However, revenues for oral care products declined from 1993 due primarily to the effect of heightened competition for the Interplak and Clear Choice product lines and the reduction of selling prices to better position Interplak products in the U.S. market.

Medical sector sales gained 10% from 1993. Ophthalmic pharmaceutical revenues improved by 22%, led by results for recently approved products in the U.S., including Tobramycin and Levobunolol. Growth of 12% for the Company's prescription pharmaceutical operations in Europe reflected stabilization in that market following last year's change in government regulations in Germany. Medical sector sales also benefited from incremental revenues for the hearing aid business acquired last year and the more than 30% growth in sales of dental implant products. These gains were reduced by an overall decline of 6% in contact lens revenues from the 1993 second quarter reflecting the Company's efforts to rebalance inventories at distributors. Traditional lens sales improved modestly from the 1993 third quarter as significant growth in Japan more than offset the weakened economic conditions in key markets in Latin America, and the continuing shift in demand toward planned replacement lens products worldwide. Overall sales of planned replacement lens products declined almost 15%. This was largely the result of the Company's actions to discontinue shipments of product to distributors having excess levels of traditional contact lens inventories, including consigned inventory. Planned replacement lens sales were also impacted by low consumer acceptance of the Occasions Multifocal lens product.

A modest improvement for the Company's biomedical sector reflected incremental revenues from a first quarter acquisition and increased worldwide sales of specific pathogen-free eggs.

Optics Segment Revenues

Revenues in the optics segment declined 11% to $177 million in the second quarter compared to $198 million in 1993. Weakened consumer demand led to higher distributor inventories and was the primary contributor to a 14% shortfall in worldwide sunglass revenues compared to the 1993 second quarter. This decline was partially offset by incremental sales from the 1994 acquisition of the assets of Revo, noted for its line of premium-priced sunglasses. Sports optics products revenues increased 9% from 1993, led by increased demand for binoculars, while sales of thin film coating products and services grew by more than 10%.

Net Sales By Geographic Region

Sales in markets outside the U.S. totaled $226 million, an increase of $3 million from the 1993 second quarter. Changes in currency exchange rates reduced the sales increase from 1993 by $4 million. In total, non-U.S. sales represented 46% of consolidated revenues in both periods. The Company's historically strong performance outside the U.S. has been somewhat constrained by the slower rate of economic recovery in Europe and Japan. European revenues in total increased by 3%, despite the adverse impact of currency movements. This progress reflected improved demand for the Company's over-the-counter medications and thin film coating products, as well as contributions from recent acquisitions, partially offset by shortfalls in sunglass sales. Sales in the Asia-Pacific region increased modestly from 1993 levels reflecting favorable foreign currency exchange rate movements and incremental revenues from newly acquired product lines. Gains in Japan for sales of contact lenses and lens care solutions were offset by continued weakened demand for sunglasses in this market. In Canada and Latin America, revenue shortfalls for sunglasses and traditional contact lenses offset revenue gains for lens care solutions and planned replacement lens products and reflected weakened economic conditions in several key markets, including Brazil.

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

Selling, administrative and general expenses were 38.7% of sales in the second quarter versus 37.6% for the comparable 1993 period. Over the last three years these expenses have been managed to an average of approximately 36% of sales. Measures to reduce discretionary expenses in the wake of lower sales volumes for sunglass and contact lens products were not yet fully implemented at the end of the second quarter. In addition, the Company has incurred higher levels of spending to support recent acquisitions, including hearing aids and skin care products. For the six-month period, these same factors led the costs to be 37.4% of sales in 1994 versus 37.5% in 1993. Corporate administration expense was 2.5% of sales in 1994 versus 2.6% for 1993. These measures reflect the Company's continued success in managing these expenses to a targeted level of no more than 3% of sales. Research and development expense for the first six months of 1994 increased $2 million or 7% over 1993 levels, reflecting the Company's continued investment in new technologies. The majority of these expenditures relate to product development for new contact lens materials and the Company's next generation of oral care products and hearing aids.

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

Business Segment And Operating Earnings

Business segment earnings of $71 million for the second quarter of 1994 declined $15 million or 18% compared to the 1993 second quarter.
Improved operating results were noted for contact lens care and ophthalmic pharmaceutical products and for over-the-counter medications in Europe. The earnings improvement was more than offset by the significant effect of reduced sales and manufacturing volumes in the sunglass and contact lens businesses worldwide. Results for the Miracle-Ear line of hearing aids reflected the increased costs of actions to restore consumer confidence throughout the industry in the wake of regulatory actions initiated by the FTC and FDA, including advertising, franchise network support, and improved warranty and customer satisfaction policies. Operating earnings totaled $59 million, a decrease of $15 million or 21% from the prior year period. Corporate administration expenses in the second quarter were managed close to the level of the 1993 period.

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

The Company provided for income taxes at rates of 34.2% and 34.9% for the first six months of 1994 and 1993, respectively. As a result of a reduction in statutory tax rates in Germany in 1994, income tax expense benefited from a one-time adjustment to deferred tax liabilities. This adjustment reduced the reported tax rate for the first six months of 1994 to 32.6%.


Liquidity And Financial Resources

Cash Flows From Operating Activities

Net earnings adjusted for non-cash items, including depreciation, amortization and deferred taxes, declined 4% from 1993. Total cash flows provided by operating activities totaled a positive $50 million in the first six months of 1994, an improvement of $8 million from the prior year period. This change was primarily attributable to initiatives to reduce receivable levels, reflected in the $20 million of cash flow generated by these efforts in the first six months of 1994. This gain was offset by a build in inventories from 1993 year end resulting from sales shortfalls in the contact lens and sunglass businesses and from acquisitions. Lower accrued liabilities primarily represented the net settlement of foreign currency hedge contracts, the timing of tax payments, and charges against the restructuring reserve recorded in December 1993.

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

Financial Position

Bausch & Lomb's ratio of total debt to equity stood at 66% in June 1994 and 44% in June 1993, the result of higher debt levels in 1994. The Company also maintains a significant balance of cash and investments, which totaled $566 million and $132 million at the end of June 1994 and 1993, respectively. The Company's net debt, or total borrowings less cash, cash equivalents and short-term investments, totaled $74 million in 1994 and $267 million in 1993. After considering hypothetical taxes payable upon repatriation of non-U.S. cash and investments, tax-effected net debt totaled $207 million in 1994 and $389 million in 1993. The ratio of tax-effected net debt to equity stood at 21.2% in June 1994 and 42.8% in June 1993. The Company is planning to improve cash flow and reduce its working capital requirements in 1994. The Company's goal is to maximize the generation of free cash flow which will be available for the repayment of borrowings, the payment of dividends, the repurchase of stock and the acquisition of new businesses.


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

Working Capital

Working capital amounted to $695 million for the second quarter of 1994, versus $670 million at year-end 1993 and $365 million for the second quarter of 1993. The significant increase over June 1993 pertains to non-U.S. cash and cash equivalents, which were loaned to U.S. entities in 1993 to reduce third-party debt for a limited period of time. The current ratio was 1.9 at June 25, 1994, 1.9 at December 25, 1993 and
1.7 at June 26, 1993.


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

Return on average shareholders' equity was 14.0% for the twelve-month period ended June 25, 1994 compared to 20.5% for the twelve-month period ended June 26, 1993. Excluding the cumulative translation adjustment, return on average shareholders' equity was 14.2% and 22.1% for the twelve-month periods ending June 25, 1994 and June 26, 1993, respectively. The change in the return ratio reflected the impact of the restructuring charges recorded in December 1993 and lower earnings performance for the first half of 1994.

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



Exhibit 11

Statement Regarding Computation of Per Share Earnings

Dollars And Shares In Thousands-
Except Per Share Data
                                      SIX MONTHS ENDED
                                   June 25,      June 26,
                                   1994*         1993
Net earnings                     $69,822         $79,879
                                 -------         -------
                                 -------         -------

Actual outstanding Common
    and Class B shares at
    beginning of year             59,118          59,444

Average Common shares issued for
    stock options and effects of
    assumed exercise of Common
    stock equivalents and
    repurchase of Common
    and Class B shares               709             851
                                  -------        -------
Average Common and Class B
    shares outstanding            59,827          60,295
                                  -------        -------
                                  -------        -------
Net earnings per Common and
    Common share equivalent      $  1.17         $  1.32
                                  -------        --------
                                  -------        --------

*Results have been restated as more fully described in Note A - "Restatement of Financial Information"




Exhibit 12

 Statement Regarding Computation of Ratio of Earnings
                        to Fixed Charges

Dollar Amounts In Thousands
                                    June 25,  December 25,
                                    1994*        1993*
Earnings before provision for
    income taxes and minority
    interest                     $120,527        $216,022

Fixed charges                      19,981          35,664

Capitalized interest, net
    of current period
    amortization                      130            260
                                 --------        -------
Total earnings as adjusted       $140,638       $251,946
                                 --------       --------
                                 --------       --------
Fixed charges:
    Interest (including interest
    expense and capitalized
    interest)                    $ 19,227       $ 34,202

    Portion of rents
    representative of the
    interest factor                   754          1,462
                                  -------        -------
Total fixed charges              $ 19,981       $ 35,664
                                 --------       --------
                                 --------       --------
Ratio of earnings to
    fixed charges                   7.04            7.06<F1>
                                 --------       --------
                                 --------       --------

*Results have been restated as more fully described in Note A - "Restatement of Financial Information".

<F1> Excluding the effect of restructuring charges
     recorded in the fourth quarter of 1993,
     the ratio of earnings to fixed charges at December 25, 1993 would have been 8.47.



[ARTICLE] 5

[PERIOD-TYPE]                   QTR-2                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1994             DEC-31-1994
[PERIOD-END]                               JUN-25-1994*            JUN-25-1994*
[CASH]                                         467,791                 467,791
[SECURITIES]                                    98,708                  98,708
[RECEIVABLES]                                  344,356                 344,356
[ALLOWANCES]                                    13,745                  13,745
[INVENTORY]                                    341,431                 341,431
[CURRENT-ASSETS]                             1,457,021               1,457,021
[PP&E]                                         993,631                 993,631
[DEPRECIATION]                               (438,075)               (438,075)
[TOTAL-ASSETS]                               2,613,196               2,613,196
[CURRENT-LIABILITIES]                          761,965                 761,965
[BONDS]                                        323,456                 323,456
[COMMON]                                        24,153                  24,153
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[OTHER-SE]                                     953,984                 953,984
[TOTAL-LIABILITY-AND-EQUITY]                 2,613,196               2,613,196
[SALES]                                        485,625                 925,013
[TOTAL-REVENUES]                               485,625                 925,013
[CGS]                                          223,240                 427,901
[TOTAL-COSTS]                                  223,240                 427,901
[OTHER-EXPENSES]                               203,261                 376,377
[LOSS-PROVISION]                                 3,484                   5,012
[INTEREST-EXPENSE]                              10,260                  19,227
[INCOME-PRETAX]                                 57,510                 120,527
[INCOME-TAX]                                    17,603                  39,244
[INCOME-CONTINUING]                             33,898                  69,822
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                    33,898                  69,822
[EPS-PRIMARY]                                     0.57                    1.17
[EPS-DILUTED]                                     0.57                    1.17

*Results have been restated as more fully described in Note A - "Restatement of Financial Information"
