Form 10-Q/A
period 1994-09-24
BAUSCH & LOMB INC
filed 1996-03-15
CIK 10427

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




                   PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

As more fully described in Note A - "Restatement of Financial Information", financial information in this filing has been restated to reflect the decision to account for shipments under a fourth quarter 1993 U.S.
contact lens distributor program as consigned inventory and to record revenues when the products were sold by the distributors to their customers and to reverse the effect of subsequent product returns and pricing adjustments related to the program which had been previously recognized in 1994. Additionally, a restatement was made to correct the improper recording of certain 1993 sunglass distributor sales in Southeast Asia and to reverse related sales returns which had been previously recorded in 1994.

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


         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                           STATEMENT OF EARNINGS

Dollar Amounts In Thousands -
Except Per Share Data
                          Third Quarter Ended     Nine Months Ended
                         Sept. 24,  Sept. 25,   Sept. 24,   Sept.25,
                            1994*      1993*       1994*       1993*
Net Sales                $486,059   $490,136  $1,411,072  $1,377,170

Costs And Expenses
 Cost of products sold    248,019    216,652     675,920     614,267
 Selling, administrative
   and general            178,343    174,746     524,054     507,357
 Research and development  14,802     14,495      45,468      43,178
                         --------    -------  ----------   ----------
                          441,164    405,893   1,245,442   1,164,802
                         --------    -------  ----------   ----------
Operating Earnings         44,895     84,243     165,630     212,368
Other (Income) Expense
 Investment income         (8,553)    (1,764)    (26,434)     (9,476)
 Interest expense          10,182      7,446      29,409      24,960
 Gain from foreign
   currency, net           (1,084)    (2,051)     (2,222)    (10,043)
                         --------    -------  ----------   ----------
                              545      3,631         753       5,441
                         --------    -------  ----------   ----------
Earnings Before
 Income Taxes And
 Minority Interest         44,350     80,612     164,877     206,927

 Provision for
 income taxes              14,860     27,595      54,104      71,731
                         --------    -------  ----------   ----------
Earnings Before
 Minority Interest         29,490     53,017     110,773     135,196

 Minority interest in
   subsidiaries             6,113        995      17,574       3,295

                         --------    -------  ----------   ----------
Net Earnings             $ 23,377   $ 52,022  $   93,199  $  131,901
                         --------    -------  ----------   ----------
Retained Earnings At
 Beginning Of Period      913,960    838,758     871,680     785,044

Cash Dividends Declared:
 Common stock, $0.245
 and $0.71 per share
 for 1994 ($0.22 and
 $0.66 per share
 for 1993)                 14,527     13,089      42,069      39,254
                         --------    -------  ----------   ----------
Retained Earnings
 At End Of Period        $922,810   $877,691  $  922,810  $  877,691
                         --------    -------  ----------   ----------
                         --------    -------  ----------   ----------
Net Earnings
Per Common Share          $  0.39   $   0.87  $     1.56  $     2.19
                         --------    -------  ----------   ----------
                         --------    -------  ----------   ----------
Average Common Shares
 Outstanding (000s)                               59,787      60,151
                                              ----------   ----------
                                              ----------   ----------

*Results have been restated as more fully described in Note A -
 "Restatement of Financial Information".
See Notes To Financial Statements


         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEET

Dollar Amounts In Thousands
                                 September 24, December 25,
                                     1994*         1993*
ASSETS
Current Assets
 Cash and cash equivalents         $  191,978  $  513,241
 Short-term investments,
   at cost which
   approximates market                  1,782      32,795
 Trade receivables,
   less allowances
   of $17,678 and
   $13,753, respectively              313,191     345,139
 Inventories, net                     320,329     309,754
 Deferred income taxes,
   less valuation
   allowance of $13,206                73,705      79,897
 Other current assets                 124,976     102,304
                                   ----------   ----------
                                    1,025,961   1,383,130
Property, Plant
And Equipment, net                    545,472     541,061
Goodwill And
Other Intangibles,
   less accumulated
   amortization
   of $73,941 and
   $59,396,
   respectively                       482,553     456,944
Other Investments                     425,000           -
Other Assets                          136,132     111,862
                                   ----------   ----------
   Total Assets                    $2,615,118  $2,492,997
                                   ----------   ----------
                                   ----------   ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                     $  281,426  $  222,642
 Current portion
   of long-term debt                    8,601      21,935
 Accounts payable                      63,477      85,306
 Accrued compensation                  87,157      66,077
 Accrued liabilities                  214,972     248,661
 Federal and foreign
 income taxes                          69,426      68,882
                                   ----------   ----------
                                      725,059     713,503

Long-Term Debt,
 less current portion                 330,549     320,953
Other Long-Term Liabilities           127,167     128,328
Minority Interest                     426,120     421,031
                                   ----------   ----------
   Total Liabilities                1,608,895   1,583,815
                                   ----------   ----------

Shareholders' Equity
 4% Cumulative Preferred Stock,
   par value $100 per share                 -           -
 Class A Preferred Stock, par
   value $1 per share                       -           -
 Common Stock, par value $0.40
   per share, 60,198,322 shares
   issued                              24,079      24,079
 Class B Stock, par value $0.08
   per share, 978,603 shares issued
   (936,348 shares in 1993)                78          75
 Capital in excess of par value        89,630      88,101
 Cumulative translation adjustment     56,007       8,915
 Retained earnings                    922,810     871,680
                                    1,092,604     992,850
 Common and Class B Stock
   in treasury, at cost, 2,038,031
   shares (2,016,430 shares in 1993)  (86,381)    (83,668)
                                   ----------   ----------
   Total Shareholders' Equity       1,006,223     909,182
                                   ----------   ----------
   Total Liabilities And
   Shareholders' Equity            $2,615,118  $2,492,997
                                   ----------   ----------
                                   ----------   ----------

*Results have been restated as more fully described in Note A -
 "Restatement of Financial Information".
See Notes To Financial Statements


         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                          STATEMENT OF CASH FLOWS


Dollar Amounts In Thousands
                                       Nine Months Ended
                                      Sept. 24,  Sept. 25,
                                        1994*        1993*
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                         $ 93,199  $131,901
 Adjustments to reconcile
     net earnings to net cash
      provided by operating
      activities:
   Depreciation of property,
      plant and equipment               62,005    53,666
   Amortization of goodwill and
      other intangibles                 12,737     8,657
   Increase (decrease) in deferred
      income taxes                       4,881    (2,402)
   Loss on retirement of fixed assets   10,460     2,155
   Exchange gain                        (3,333)   (1,168)
   Increase in undistributed
      earnings of subsidiaries           4,113       905
   Decrease (increase) in
      accounts receivable               42,413   (69,509)
   Decrease (increase) in inventories    1,497   (31,652)
   Increase in other
      current assets                   (18,551)  (44,173)
   (Decrease) increase in
      accounts payable and accruals    (48,028)   24,290
   (Decrease) increase in tax reserves  (2,227)   18,977
   (Decrease) increase in
      other long-term liabilities       (2,641)    2,501
                                      ---------   --------
      Net cash provided by
      operating activities             156,525    94,148

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchases of
   property, plant and equipment       (63,122)  (67,749)
 Acquisition of businesses, net of cash
   and short-term investments
   acquired                            (27,089) (244,197)
 Other investments                    (425,000)        -
 Other                                 (21,553)    (7,411)
                                      ---------   --------
      Net cash used in
      investing activities            (536,764)  (319,357)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common shares          (11,211)  (25,426)
 Exercise of stock options               7,631     3,385
 Restricted stock awards                 2,399       172
 Net proceeds from issuance of debt     46,459    59,335
 Payment of dividends                  (40,642)  (38,046)
                                      ---------   --------
Net cash provided by
      (used in) financing activities     4,636      (580)

Effect of exchange rate
 changes on cash, cash equivalents
 and short-term investments             23,327   (21,185)
                                      ---------   --------

Net decrease in cash, cash equivalents
 and short-term investments           (352,276) (246,974)

Cash, cash equivalents and short-term
 investments, beginning of period      546,036   416,773
                                      ---------   --------
Cash, cash equivalents and
 short-term investments,
 end of period                        $193,760  $169,799
                                      ---------   --------
                                      ---------   --------

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                           $ 23,836  $ 25,230
   Income taxes                       $ 56,789  $ 37,766

*Results have been restated as more fully described in Note A -
 "Restatement of Financial Information".
See Notes To Financial Statements



BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE A:	Restatement of Financial Information

The Company has restated its financial statements for the year ended December 25, 1993 and the quarter and nine months ended September 24, 1994. This action was taken as a result of an ongoing investigation which identified uncertainties surrounding the execution of a fourth quarter 1993 contact lens sales program and the improper recording of 1993 sunglass sales in Southeast Asia. In the fourth quarter of 1993 a marketing program was initiated to implement a business strategy to shift responsibility for the sale and distribution of a portion of the U.S. traditional contact lens business to optical distributors. Subsequently, this strategy proved unsuccessful and, in the 1994 third quarter, led to the implementation of a new pricing policy for traditional contact lenses and a decision to accept on a one-time basis returns from these distributors. The investigation of this marketing program disclosed instances where unauthorized terms may have been or were offered which were inconsistent with the stated terms and conditions of the program. The resulting uncertainties relating to the execution of this marketing program led to a decision to restate the 1993 financial statements to account for shipments under the program as consigned inventory and to record revenues when the products were sold by the distributors to their customers and to reverse of the effect of subsequent product returns and pricing adjustments related to this program which had been previously recognized in 1994. The investigation of Southeast Asia sunglass sales disclosed that in certain instances distributor transactions recorded as revenues in 1993 had not actually resulted from a sale to those customers, and thus were improperly recorded. The 1993 financial statements have been restated to reverse the improperly recorded sales with a corresponding restatement of the 1994 financial statements to reverse the effect of sales returns previously recognized in that period. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

Dollar Amounts In Thousands -
Except Per Share Data
                  Third Quarter Ended       Third Quarter Ended
                ----------------------------------------------------
                   September 24,1994         September 25, 1993
               -----------------------------------------------------
               As Reported  As Restated  As Reported  As Restated
               -----------------------------------------------------
Net Sales:
 Healthcare      $298,281     $320,556    $325,249    $325,249
 Optics           151,166      165,503     173,562     164,887
               -----------------------------------------------------
  Total          $449,447     $486,059    $498,811    $490,136

Business Segment
   Earnings      $ 31,098     $ 54,756    $100,600    $ 96,132
               -----------------------------------------------------
               -----------------------------------------------------

Net Earnings     $  7,689     $ 23,377    $ 55,753    $ 52,022
               -----------------------------------------------------
               -----------------------------------------------------

Net Earnings
   Per Share     $   0.13     $   0.39    $   0.93    $   0.87
              -----------------------------------------------------
              -----------------------------------------------------

Retained Earnings
 at end of
 Period          $923,661     $922,810    $881,422    $ 877,691
              -----------------------------------------------------
              -----------------------------------------------------



Dollar Amounts In Thousands -
Except Per Share Data
                                      Nine Months Ended
                ----------------------------------------------------
                   September 24,1994        September 25, 1993
               -----------------------------------------------------
               As Reported  As Restated   As Reported  As Restated
               -----------------------------------------------------
Net Sales:
 Healthcare     $  891,626    $  913,901   $  854,806    $  854,806
 Optics            479,873       497,171      531,039       522,364
               -----------------------------------------------------
  Total         $1,371,499    $1,411,072   $1,385,845    $1,377,170

Business Segment
   Earnings     $  173,431    $  198,414   $  251,964    $  247,496
               -----------------------------------------------------
               -----------------------------------------------------

Net Earnings    $   76,405    $   93,199   $  135,632    $  131,901
               -----------------------------------------------------
               -----------------------------------------------------

Net Earnings
   Per Share    $     1.28    $     1.56   $     2.25    $     2.19
               -----------------------------------------------------
               -----------------------------------------------------

Retained Earnings
 at end of
 Period         $  923,661    $  922,810   $  881,422    $  877,691
               -----------------------------------------------------
               -----------------------------------------------------


Additionally retained earnings at December 31, 1994 originally reported at $889,325,000 has been restated to $871,680,000.


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


NOTE C: Inventories
        Inventories consisted of the following:

      (Dollar Amounts In Thousands)
                                September 24,  December 25,
                                    1994         1993
      Raw materials and supplies   $87,086     $ 66,768
      Work in process               27,738       24,640
      Finished products            213,444      226,518
                                  ---------    --------
                                   328,268      317,926

      Less - Reserve for valuation
             of certain U.S.
             inventories at last-in,
             first-out cost         7,939        8,172
                                  ---------    --------
                                  $320,329     $309,754
                                  ---------    --------
                                  ---------    --------


NOTE D: Property, Plant And Equipment
        Major classes of property, plant and equipment consisted of the following:

        (Dollar Amounts In Thousands)
                                      September 24, December 25,
                                           1994        1993
        Land                           $ 21,410   $ 20,784
        Leasehold improvements           32,809     25,530
        Buildings                       361,673    350,173
        Machinery and equipment         582,275    542,912
                                      ---------    --------
                                        998,167    939,399
        Less - Accumulated
        depreciation                    452,695    398,338
                                      ---------    --------
                                       $545,472   $541,061
                                      ---------    --------
                                      ---------    --------


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

     As more fully described in Note A - "Restatement of Financial Information", financial information in this filing has been restated to reflect the decision to account for shipments under a fourth quarter 1993 U.S. contact lens distributor program as consigned inventory and to record revenues when the products were sold by the distributors to their customers and to reverse the effect of subsequent product returns and pricing adjustments related to this program which had been previously recognized in 1994. Additionally, a restatement was made to correct the improper recording of certain 1993 sunglass distributor sales in Southeast Asia and to reverse related sales returns which had been previously recorded in 1994. The discussion which follows reflects the restated financial information.


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

    Consolidated revenues for the third quarter ended September 24, 1994 were $486 million, a decrease of $4 million or 1% from the 1993 third quarter. For the first nine months of 1994, net sales of $1,411 million declined $34 million or 2% from the comparable 1993 period. The following is a summary of net sales by business segment:

Net Sales By Business Segment

(Dollar Amounts In Thousands)
               Third Quarter             Nine Months
               1994     1993           1994        1993
Healthcare  $320,556   $325,249    $  913,901   $  854,806
Optics       165,503    164,887       497,171      522,364
            --------   --------    ----------   ----------
Net Sales   $486,059   $490,136    $1,411,072   $1,377,170
            ========   ========    ==========   ===========

     In June 1994 the Company announced it was taking actions to reduce high levels of inventories at contact lens and sunglass distributors. During the third quarter further substantial progress was made in reducing the sunglass imbalance. The Company announced, and in October implemented, a new pricing and product return program for distributors of traditional contact lenses in the U.S. The new pricing policy enhances the Company's competitive position in a segment of the market where industry prices have been declining. The returns program will allow these distributors to return the excess portion of their consigned traditional lens inventories and eliminate the inventory imbalance in the U.S. This will aid sales performance in 1995. Actions were also taken to realign or discontinue relationships with certain sunglass distributors in Asia and the U.S., including those recently determined to be diverting product to markets
outside their authorized territory.   The Company  believes that an
additional sales penalty of more than $5 million was incurred in the period due to lost business with certain of these distributors.
With regard to traditional contact lenses, the Company announced, and in October implemented, a product return program for consigned inventory held at distributors. These inventories related to an unsuccessful fourth quarter 1993 marketing program for which revenues had been deferred until sale of the product to a third party customer.

Healthcare Segment Revenues

    Revenues in the healthcare segment decreased $5 million or 1% compared to the 1993 third quarter. On a year-to-date basis, healthcare segment revenues advanced $59 million or 7% over the comparable 1993 period. Major product sector revenues as a percentage of total healthcare segment sales follow:

    Healthcare Segment Net Sales By Product Sector
                          Third Quarter   Nine Months
                           1994   1993    1994  1993
    Personal Health        53%    53%     52%    52%
    Medical                33%    34%     34%    33%
    Biomedical             14%    13%     14%    15%

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

    Medical sector sales declined 5% from 1993, led by overall contact lens revenues, which were 15% below the 1993 third quarter. Traditional lens sales decreased significantly from the prior year reflecting actions taken to address excess inventories at U.S. distributors described previously, the continuing shift in demand toward planned replacement lens products worldwide and the effect of weakened economic conditions in Latin America. Sales of planned replacement lens products declined
15% as orders from U.S. distributor accounts have been impacted by an adjustment in the Company's sales and marketing policies and disappointing consumer response to the Occasions Multifocal lens product. In contrast, planned replacement lens revenues outside the U.S. improved more than 60% led by results in the Europe and Asia-Pacific regions. Ophthalmic pharmaceutical revenues improved 31% from 1993, led by results for recently approved products in the U.S., including Tobramycin and Levobunolol.
Growth of 37% was achieved for the Company's prescription pharmaceutical operations in Europe. Medical sector sales also benefited from more than 15% gain in sales of dental implant products and from incremental sales of the Miracle-Ear line of hearing aids acquired in August 1993.

    A modest improvement for the Company's biomedical sector reflected the favorable effect of foreign currency rate fluctuations on the results of non-U.S. operations, increased worldwide shipments of specific pathogen-free eggs and incremental revenues from a first quarter acquisition.


Optics Segment Revenues

    Revenues of $166 million in the optics segment were relatively even with the third quarter of 1993. The actions taken to address U.S. distributor inventory imbalances and a shift in sales mix toward lower priced sunglass models in the U.S. Ray-Ban business were the primary contributors to a 4% shortfall in worldwide sunglass revenues compared to 1993. Additionally, the Company believes that there has been a trend towards lower inventories at both the retail and wholesale levels in the wake of a tightening of the Company's worldwide marketing and sales policies. These trends were partially offset by incremental sales from the 1994 acquisition of the assets of Revo, noted for its line of premium-priced sunglasses, as well as improved performance in Japan. In addition, sports optics revenues increased 11% from 1993, led by increased demand for riflescopes and telescopes, while sales of thin film coating products and services advanced as a result of higher shipments to Europe.


Net Sales By Geographic Region

    Sales in markets outside the U.S. totaled $216 million, an increase of $16 million or 8% from the 1993 third quarter. Favorable changes in currency exchange rates increased sales in U.S. dollars from 1993 by $6 million or 1%. In total, non-U.S. sales represented 44% of consolidated revenues, compared to 41% in the 1993 third quarter. European revenues in total increased by 5%, primarily reflecting the impact of currency movements. Sales improvement was achieved by the Company's over-the-counter medications, prescription pharmaceuticals and thin film coating products. These gains were partially offset by shortfalls in sunglass revenues. Sales in the Asia-Pacific region increased 14% due to gains in sales of contact lenses and sunglasses. In Canada and Latin America, revenue shortfalls for sunglasses and traditional contact lenses partially offset gains for lens care solutions and reflected weakened economic conditions in several key markets.

    U.S. sales totaled $270 million in the third quarter, a decrease of $20 million or 7% from the prior year period. Higher revenues for contact lens care and pharmaceutical products and contributions from recent acquisitions were more than offset by lower sales of contact lenses and sunglasses, as well as shortfalls in oral care products.

Costs And Expenses

    The ratio of cost of products sold to sales was 51.0% for the 1994 third quarter versus 44.2% for the comparable 1993 period. For the nine-month period, this ratio was 47.9% for 1994 and 44.6% for 1993. The higher ratio was primarily attributable to sales mix and the impact of lower worldwide sunglass and contact lens volumes on manufacturing costs. Reduced pricing for traditional contact lenses and oral care products in the U.S. and the adverse currency impact on products sourced from Ireland were also factors.

    Selling, administrative and general expenses were 36.7% of sales in the third quarter versus 35.7% for the comparable 1993 period. Over the last three years these expenses have been managed to an average of approximately 36% of sales. Additional measures to reduce discretionary expenses in the wake of lower sales volumes for sunglass and contact lens products were implemented during the third quarter. However, the success of these efforts was more than offset by higher levels of spending to support recent acquisitions. For the nine-month period, selling, administrative and general expenses were 37.1% of sales in 1994 versus 36.8% in 1993. Corporate administration expense was 2.0% of sales in the 1994 third quarter versus 2.4% for 1993. reflecting the Company's continuing success in managing these expenses to a targeted level of no more than 3% of sales. Research and development expense for the first nine months of 1994 increased $2 million or 5.3% over 1993 levels, as the Company continued to invest in new technologies.
 The majority of the expenditures related to product development for new contact lens materials and the Company's next generation of oral care products and hearing aids.


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

Business Segment And Operating Earnings

    Business segment earnings of $55 million for the third quarter of 1994 declined $41 million or 43% compared to the 1993 third quarter. Improved operating results were achieved for contact lens care, ophthalmic pharmaceutical and sports optics products. This earnings improvement was more than offset by the significant effect of reduced sales and manufacturing volumes in the sunglass and contact lens businesses worldwide. Results for the Miracle-Ear line of hearing aids reflected the increased costs of actions being taken to restore consumer confidence in the category following regulatory actions initiated by the FTC. These investments include advertising, franchise network support, and improved warranty and customer satisfaction policies. Operating earnings totaled $45 million, a decrease of $39 million or 47% from the prior year period.

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

    The Company provided for income taxes at rates of 33.5% and 34.2% for the third quarters of 1994 and 1993, respectively. As a result of a reduction in statutory tax rates in Germany in 1994, income tax expense benefited from a one-time adjustment to deferred tax liabilities recorded in the second quarter. This adjustment reduced the reported tax rate for the first nine months of 1994 to 32.8% versus 34.7% in 1993.

Liquidity And Financial Resources

Cash Flows From Operating Activities

    Net earnings adjusted for non-cash items, including depreciation, amortization and deferred taxes, declined 10% from 1993. However, net cash flows provided by operating activities totaled a positive $157 million in the first nine months of 1994, an improvement of $62 million from the prior year period. This change was primarily the result of initiatives to reduce net receivables levels, which have decreased $42 million in the first nine months of 1994. Lower accrued liabilities primarily represented the net settlement of foreign currency hedge contracts and charges against the restructuring reserve recorded in December 1993.

Cash Flows Used In Investing Activities

    Cash flows used in investing activities increased $217 million from the first nine months of 1993 to $537 million. During the third quarter the Company invested $425 million in securities of a wholly owned subsidiary of a triple-A rated financial institution, reported as Other Investments on the balance sheet. The investment establishes a relationship with a strong financial institution and its affiliates which will further enhance the Company's ability to raise capital and meet other financing needs. In addition it responds to recent changes in U.S. tax law relating to profits earned overseas. Purchases of property, plant and equipment totaled $63 million in 1994, a decrease of $5 million from 1993. Capital expenditures will be limited to approximately $90 million in 1994 compared to an average level of more than $100 million over the last five years. Major projects will include new manufacturing capacity for contact lenses in the U.S. and Europe and actions to further improve sunglass manufacturing efficiencies. Total cash used in investing activities in 1994 included the first quarter acquisition of the assets of Revo, a U.S.-based manufacturer of high performance sunglasses.


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

Financial Position

    The Company's total debt, consisting of short- and long-term borrowings, increased by $55 million to $621 million at the end of the 1994 third quarter. The net increase in borrowings was used to fund 1994 acquisitions and to pay dividends. Bausch & Lomb's ratio of total debt to equity stood at 62% in September 1994 and 60% in September
1993, the result of higher debt levels in 1994. Cash and investments totaled $194 million and $170 million at the end of September 1994 and 1993, respectively.

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

Working Capital

    Working capital amounted to $301 million for the third quarter of 1994, versus $670 million at year-end 1993 and $320 million for the third quarter of 1993. The significant decrease from December 1993 pertains to the investment transaction completed in the third quarter. The current ratio was 1.4 at September 24, 1994, 1.9 at December 25, 1993 and 1.5 at September 25, 1993.


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

    Return on average shareholders' equity was 11% for the twelve-month period ended September 24, 1994 compared to 21% for the twelve-month period ended September 25, 1993. Excluding the cumulative translation adjustment, return on average shareholders' equity was 11% and 22% for the twelve-month periods ending September 24, 1994 and September 25, 1993, respectively. The change in the return ratio reflected the impact of the restructuring charges recorded in December 1993 and lower earnings performance in 1994.

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

            (12)    Statement Regarding Computation of Ratio of
            Earnings to Fixed Charges (filed herewith).

            (27)   Financial Data Schedule (filed herewith).




                                Exhibit 11

           Statement Regarding Computation of Per Share Earnings


Dollars And Shares In Thousands-
Except Per Share Data
                                NINE MONTHS ENDED
                            September 24, September 25,
                                1994*        1993*

Net earnings                  $93,199    $131,901
                              =======    ========

Actual outstanding Common
    and Class B shares at
    beginning of year          59,118      59,444

Average Common shares
    issued for stock
    options and effects of
    assumed exercise of common
    stock equivalents and
    repurchase of Common
    and Class B shares            669        707
                              --------    -------
Average Common and
    Class B shares
    outstanding                59,787      60,151
                              =======    ========
Net earnings per Common
    and common share
    equivalent                 $1.56      $ 2.19
                              =======    ========

*Results have been restated as more fully described in Note A -
 "Restatement of Financial Information".





                                Exhibit 12

   Statement Regarding Computation of Ratio of Earnings to Fixed Charges


Dollar Amounts In Thousands
                             September 24, December 25,
                                 1994*        1993*
Earnings before provision
    for income taxes
    and minority interest       $164,877   $216,022

Fixed charges                     30,579     35,664

Capitalized interest, net
    of current
    period amortization              195        260
                                --------   ---------
Total earnings as adjusted      $195,651   $251,946
                                ========   =========

Fixed charges:
    Interest (including
    interest expense
    and capitalized
    interest)                   $ 29,409   $ 34,202

    Portion of rents
    representative
    of the interest factor         1,170      1,462
                                --------   ---------
Total fixed charges             $ 30,579   $ 35,664
                                ========   =========

Ratio of earnings to
fixed charges                       6.40      7.06 <F01>
                                ========   =========

*Results have been restated as more fully described in Note A -
 "Restatement of Financial Information".

<F01>
    Excluding the effect of restructuring charges recorded in the fourth quarter of 1993, the ratio of earnings to fixed charges at December 25, 1993 would have been 8.47.



[ARTICLE]     5

[PERIOD-TYPE]                   QTR-3                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1994             DEC-31-1994
[PERIOD-END]                               SEP-24-1994*            SEP-24-1994*
[CASH]                                         191,978                 191,978
[SECURITIES]                                     1,782                   1,782
[RECEIVABLES]                                  330,869                 330,869
[ALLOWANCES]                                  (17,678)                (17,678)
[INVENTORY]                                    320,329                 320,329
[CURRENT-ASSETS]                             1,025,961               1,025,961
[PP&E]                                         998,167                 998,167
[DEPRECIATION]                               (452,695)               (452,695)
[TOTAL-ASSETS]                               2,615,118               2,615,118
[CURRENT-LIABILITIES]                          725,059                 725,059
[BONDS]                                        330,549                 330,549
[COMMON]                                        24,157                  24,157
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[OTHER-SE]                                     982,066                 982,066
[TOTAL-LIABILITY-AND-EQUITY]                 2,615,118               2,615,118
[SALES]                                        486,059               1,411,072
[TOTAL-REVENUES]                               486,059               1,411,072
[CGS]                                          248,019                 675,920
[TOTAL-COSTS]                                  248,019                 675,920
[OTHER-EXPENSES]                               193,145                 569,522
[LOSS-PROVISION]                                   236                   5,248
[INTEREST-EXPENSE]                              10,182                  29,409
[INCOME-PRETAX]                                 44,350<F1>             164,877
[INCOME-TAX]                                    14,860                  54,104
[INCOME-CONTINUING]                             23,377                  93,199
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                    23,377                  93,199
[EPS-PRIMARY]                                     0.39                    1.56
[EPS-DILUTED]                                     0.39                    1.56

*Results have been restated as more fully described in Note A -
 "Restatement of Financial Information"
<F1>INCOME BEFORE TAXES AND MINORITY INTEREST