Form 10-K/A
period 1994-12-31
BAUSCH & LOMB INC
filed 1996-03-15
CIK 10427

March 15, 1996

Securities and Exchange Commission
450 5th Street N.W.
Washington, D.C.  20549

Re:  Bausch & Lomb Incorporated
     File No. 1-4105

Dear Sirs:

On behalf of Bausch & Lomb Incorporated (the
"Company"), the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994 is being transmitted electronically to you, in accordance with EDGAR, for filing pursuant to Section 13 of the Securities Exchange Act of 1934.

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

_____________________


For the fiscal year ended     Commission file number
    December 31, l994                    1-4105



BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)


        NEW YORK                         16-0345235
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification
No.)


ONE BAUSCH & LOMB PLACE, ROCHESTER, NEW YORK    14604-
2701
  (Address of principal executive offices)      (Zip
Code)


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

[Cover page 2 of 2 pages]

TABLE OF CONTENTS

PART I                                            PAGE

Item  1.    Business ...............................1

Item  2.    Properties ..............................5

Item  3.    Legal Proceedings .......................7

Item  4.    Submission of Matters to a Vote
            of Shareholders .........................9

PART II

Item  5.    Market for Bausch & Lomb Incorporated's
            Common Stock and Related Shareholder
            Matters .................................9

Item  6.    Selected Financial Data .................9

Item  7.    Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations................9

Item  8.    Financial Statements and
            Supplementary Data ......................9

Item  9.    Changes in and Disagreements
            with Accountants on Accounting
            and Financial Disclosure ................9

PART III

Item 10.    Directors and Executive Officers
            of Bausch & Lomb Incorporated............10

Item 11.    Executive Compensation ..................13

Item 12.    Security Ownership of Certain
            Beneficial Owners and Management ........13

Item 13.    Certain Relationships and
            Related Transactions ....................13

PART IV

Item 14.    Exhibits, Financial Statement
            Schedules, and Reports on Form 8-K ....13

Signatures .........................................15
Schedules ..........................................S-1
Exhibit Index ......................................E-1
Exhibits............ (Attached to this Report on Form 10-K/A)

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

     The Company faced a challenging year in 1994 as it addressed the impact of high distributor inventories in its sunglass and contact lens business and the costs of associated remedial measures. Sales increased to $1,892.7 million, 3% above the 1993 amount of $1,830.1 million. Earnings fell to $31.1 million, a 78% decrease from the 1993 amount of $138.9 million.
Earnings per share fell to $0.52, a 77% decrease from the 1993 amount of $2.31. This decrease also includes the effect of a $75 million goodwill impairment charge related to the 1988 acquisition of Dental Research
Corporation, which is described below.

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

[FN]
(1) This facility is financed under a tax-exempt financing agreement.
(2)  This facility is leased.
(3)  This facility is under construction.


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


Name and Age             Position

Daniel E. Gill (58) Chairman since 1982, Chief
Executive Officer since 1981 and Director since l978.

Henry L. Foster (69)     Senior Vice President since
1988, and Chairman of the Board since 1947 of Charles
River Laboratories, Inc., a subsidiary of the Company;
President and Chief Executive Officer, Charles River
Laboratories, Inc. (1947-1991); Vice President (1986-
1988).

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

Harold O. Johnson (60)   Senior Vice President since
l985 and President, Contact Lens Division (l987-
September 1994); President, International Operations
(1985-1987).

James E. Kanaley (53)    Senior Vice President since
1985 and President, Personal Products Division; Global
Business Manager, Lens Care Products since December
1994; President, Personal Products Division (1987-
1994).

Alex Kumar (47)          Senior Vice President,
International Operations since December 1994; Vice
President (1989-1994); President, Europe, Middle East and Africa Division (1989-1994).

Stephen C. McCluski (42) Senior Vice President, Finance since February 1995; Vice President and Controller
(1994); President, Outlook Eyewear Company (1992-
February 1994); Vice President, Controller, Eyewear
Division (1989-1992).

Robert J. Palmisano (50) Senior Vice President since
1992 and President, Eyewear Division since 1988; Vice
President (1984-1992); President, Sports Optics and
Scientific Products Group (1986-1988).

Thomas M. Riedhammer (46)  Senior Vice President,
Worldwide Pharmaceutical, Surgical, and Hearing Care
Products since December 1994; Vice President (1993-
1994); President, Worldwide Pharmaceuticals (1994);
President, Pharmaceutical Division (1992-1993); Vice
President, Research and Development, Pharmaceutical
Division (1991-1992); Vice President, Paco
Pharmaceutical Services, Inc., and President, Paco
Research Corporation (1986-1991).

Carl E. Sassano (45)     Senior Vice President since
1992 and President, Contact Lens Division since
September 1994; Global Business Manager, Contact Lens
Products since December 1994; Vice President (1986-
1992); President, Polymer Technology Corporation, a subsidiary of the Company (1983-1992).

Omar Casal (45)          Vice President since 1992 and
President, Latin America Division since December 1994;
President, Western Hemisphere Division (1992-1994);
General Manager, Bausch & Lomb IOM S.p.A. (1989-1992).

Dwain L. Hahs (42)  Vice President and President,
Europe, Middle East and Africa Division since December
1994; President, Europe, Middle East and Africa
Division (1994); Vice President, Field Operations,
Europe, Middle East and African Division (1992-1994);
Vice President, Marketing, International Division (1989-
1992); President, Bausch & Lomb Canada, Inc. (1986-
1989).

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

Franklin T. Jepson (47) Vice President, Communications and Investor Relations since 1986.

Barbara M. Kelley (48)   Vice President, Public Affairs
since 1993; Staff Vice President, Public Affairs (1991-
1993); Director, Public Affairs (1986-1991).

Jurij Z. Kushner (44)    Vice President and Controller
since February 1995; Vice President, Operations,
Personal Products Division (1994-1995); Vice President and Controller, Personal Products Division (1992-1994);
Staff Vice President, Financial Planning and Analysis
(1986-1992).

B. Joseph Messner (42)   Vice President since 1989 and
President, Sports Optics Division since 1988; Vice
President Operations, Sports Optics Division (1987-
1988); Vice President and Controller, Sunglass Division
(1984-1987).

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


ITEM 11.  EXECUTIVE COMPENSATION

     The portions of the "Executive Compensation" section entitled "Compensation Tables" and "Defined
Benefit Retirement Plans", the second through fourth paragraphs of the section entitled "Board of Directors", and the second paragraph of the section entitled "Related Transactions and Employment
Contracts" included in the Proxy Statement on pages 15-
19, 1-2, 19, respectively, are incorporated herein by reference.


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

               Principal Financial Officer

Date:  March 15, 1996    By:/s/ Stephen C. McCluski
                         Stephen C. McCluski
                         Senior Vice President,
                         Finance

               Controller

Date:  March 15, 1996    By:/s/ Jurij Z. Kushner
                         Jurij Z. Kushner,
                         Vice President and Controller

                   Directors
                 Franklin E. Agnew
                 William Balderston III
                 Bradford R. Boss
                 Jay T. Holmes
                 Ruth R. McMullin
                 John R. Purcell
                 Linda Johnson Rice
                 Alvin W. Trivelpiece
                 William H. Waltrip
                 Kenneth L. Wolfe

Date:  March 15, 1996    By:/s/Jay T. Holmes
                         Jay T. Holmes
                         Attorney-in-Fact and
                         Director


Bausch & Lomb Incorporated

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Reserves for Doubtful Accounts

(Dollar amounts in thousands)
                   December 31,   December 25,  December 26,
                      1994*          1993*         1992
------------------------------------------------------------

Balance at       $  13,753      $  11,834      $   8,907
beginning of year

Activity for year:

Provision charged    8,007          4,220          3,919
to income

Additions resulting  1,769          1,224          1,458
from acqusition
activity

Accounts written    (7,696)        (4,418)        (3,822)
off

Recoveries on          997            893          1,372
accounts previ-
ously written
off

Balance at end   $  16,830      $  13,753       $ 11,834
of year

*Amounts have been restated for certain events as described in Note 2 - "Restatement of Financial Information".

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

     (4)-d          Form of Indenture, dated as of
September 1, 1991, between the Company and Citibank,
N.A., as Trustee, with respect to the Company's Medium-
Term Notes (filed as Exhibit 4-(a) to the Company's
Registration Statement on Form S-3, File No. 33-42858, and incorporated herein by reference).

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

     (10)-b         The Bausch & Lomb Incorporated
Executive Incentive Compensation Plan (filed herewith).

     (10)-c         The Bausch & Lomb Supplemental
Retirement Income Plan I, as restated (filed as Exhibit
(10)-e to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-
4105, and incorporated herein by reference).

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

     (10)-f         The Bausch & Lomb Incorporated Long
Term Incentive Program, as restated (filed as Exhibit
(10)-g to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1985, File No. 1-
4105, and incorporated herein by reference).

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

     (10)-u         The Bausch & Lomb Incorporated
Executive Benefit Plan, as amended (filed as Exhibit
(10)-t to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-
4105, and incorporated herein by reference).

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

     (22)           Subsidiaries (filed herewith).

     (24)           Report of Independent Accountants
on Financial Statement Schedules and Consent of
Independent Accountants (filed herewith).

     (25)          Power of attorney with respect to
the signatures of directors in this Report on Form
10-K/A (filed herewith).

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



                         Restated by Committee on
                         Management on February 10, 1994


                         BY:  /s/James P. Greenawalt
                              JAMES P. GREENAWALT
                              CORPORATE VICE PRESIDENT
                              HUMAN RESOURCES

EXHIBIT 11


Statement Regarding Computation of Per Share Earnings

Dollars and Shares in Thousands-
Except Per Share Data
                                   FOR THE YEARS ENDED
                                --------------------------
                                December 31,   December 25,
                                    1994*        1993*
                                ------------   ------------
Net earnings                     $31,123        $138,902
                                ---------      ----------
                                ---------      ----------
Actual outstanding Common
    and Class B shares
    at beginning of year          59,118          59,444

Average Common shares issued
    for stock options and
    effects of assumed
    exercise of Common
    stock equivalents and
    repurchase of Common and
    Class B shares                   621            671
                                --------        ---------

Average Common and Class B
    shares outstanding            59,739         60,115
                                --------        ---------
                                --------        ---------

Net earnings per Common and
    Common share equivalent     $   0.52        $  2.31
                                ---------       ---------
                                ---------       ---------

*Amounts have been restated as more fully described in
Note 2 - "Restatement of Financial Information".


EXHIBIT 12



Statement Regarding Computation of Ratio of Earnings to
Fixed Charges

Dollar Amounts In Thousands

                              December 31,    December 25,
                                  1994*           1993*
                              ------------    ------------


Earnings before provision
    for income taxes and
    minority interest           $116,342        $216,022

Fixed charges                     42,954          35,664

Less:  Capitalized interest,
    net of current period
    amortization                    (260)          (260)
                                --------        --------

Total earnings as adjusted      $159,556       $251,946
                                --------        --------
                                --------        --------

Fixed charges:
    Interest (including
    interest expense
    and capitalized interest)   $ 41,379       $ 34,202

    Portion of rents
    representative
    of the interest factor         1,575          1,462
                                --------        --------

Total fixed charges             $ 42,954       $ 35,664
                                --------        --------
Ratio of earnings
   to fixed charges               3.71  <F01>     7.06 <F02>
                                --------        ---------
                                --------        ---------

*Amounts have been restated as more fully described in Note 2 - "Restatement of Financial Information".
<F01>
    Excluding the effect of the goodwill impairment charge described in the Notes to Financial
    Statements, the ratio of earnings to fixed charges at December 31, 1994 would have been 5.46.

<F02>
    Excluding the effect of restructuring charges described in the Notes to Financial Statements, the ratio of earnings to fixed charges at December 25, 1993 would have been 8.47

EXHIBIT 22

      SUBSIDIARIES OF BAUSCH & LOMB INCORPORATED

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


EXHIBIT (24)


REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Bausch & Lomb Incorporated


Our audits of the consolidated financial statements referred to in our report dated January 23, 1996 appearing on page 61 of the 1994 Annual Report to Shareholders of Bausch & Lomb Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form
10-K/A also included an audit of the Financial
Statement Schedules listed in Item 14(a)2, of this Form
10-K/A.  In our opinion, these Financial Statement
Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Rochester, New York
January 23, 1996



CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-56066,
2-85158, 33-15439 and 33-35667) and in the Prospectus
constituting part of the Registration Statement on Form
S-3 (No. 33-51117) of Bausch & Lomb Incorporated of our report dated January 23, 1996 appearing on page 61 of the 1994 Annual Report to Shareholders of Bausch & Lomb
Incorporated which is incorporated in this Annual
Report on Form 10-K/A. We also consent to the incorporation by reference of our above report on the Financial Statement Schedules.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Rochester, New York
March 15, 1996

EXHIBIT (25)


                   POWER OF ATTORNEY


     The undersigned directors of Bausch & Lomb
Incorporated (the "Company"), each hereby constitutes and appoints William H. Waltrip and Jay T. Holmes, or either of them, his or her respective true and lawful attorneys and agents, each with full power and authority to act as such without the other, to sign for and on behalf of the undersigned the Company's Annual
Report on Form 10-K/A for the year ended December 31, 1994, to be filed with the Securities and Exchange
Commission pursuant to the Securities Exchange Act of 1934 and the related rules and regulations thereunder, and any amendment or amendments thereto, the undersigned hereby ratifying and confirming all that said attorneys and agents, or either one of them, shall do or cause to be done by virtue hereof.

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