Form 10-Q/A
period 1995-04-01
BAUSCH & LOMB INC
filed 1996-03-15
CIK 10427

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




PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

As more fully described in Note A - "Restatement of Financial Information", 1994 financial information has been restated to reflect the decision to account for shipments under a fourth quarter 1993 U.S. contact lens distributor program as consigned inventory and to record revenues when the products were sold by the distributors to their customers and to reverse the effect of subsequent product returns and pricing adjustments related to this program which had been previously recognized in 1994. Additionally, a restatement was made to correct the improper recording of certain 1993 sunglass distributor sales in Southeast Asia and to reverse related sales returns which had been previously recorded in 1994.

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


BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF EARNINGS

Dollar Amounts In Thousands -
Except Per Share Data
                              Second Quarter Ended   Six Months Ended
                              ------------------------------------------
                              July 1,    June 25,    July 1,    June 25,
                                1995       1994*      1995       1994*
                              ------------------------------------------

Net Sales                    $535,459    $485,625  $1,001,060  $925,013

Costs And Expenses
Cost of products sold         234,089     223,240     452,454   427,901
 Selling, administrative
   and general                210,878     187,884     400,943   345,711
 Research and development      16,730      15,377      31,653    30,666
                              -------     -------     -------   --------
                              461,697     426,501     885,050   804,278
                              -------     -------     -------   --------
Operating Earnings             73,762      59,124     116,010   120,735
                              -------     -------     -------   --------
Other (Income) Expense
 Investment income             (9,530)     (9,532)    (19,529)  (17,881)
 Interest expense              11,847      10,260      23,986    19,227
 Loss (gain) from
   foreign currency, net          372         886       1,964    (1,138)
 Gain On Sale Of
  Sports Optics Division      (35,902)         -      (35,902)        -
 Litigation Provision          16,000          -       16,000         -
                              -------     -------     -------    ------
                              (17,213)      1,614     (13,481)      208
                              -------     -------     -------    ------
Earnings Before
 Income Taxes and
 Minority Interest             90,975      57,510     129,491   120,527
Provision for income taxes     33,804      17,603      47,062    39,244
                              -------     -------     -------    ------
Earnings Before
 Minority Interest             57,171      39,907      82,429    81,283

Minority interest
 in subsidiaries                5,582       6,009      10,556    11,461
                              -------     -------     -------    ------
Net Earnings                   51,589      33,898      71,873    69,822
                              -------     -------     -------    ------
Retained Earnings At
Beginning Of Period           852,272     894,577     846,245   871,680

Cash Dividends Declared:
 Common stock, $0.245
   and $0.49 per share
   in 1995 ($0.245 and
   $0.465 per share
   in 1994)                    14,283      14,515      28,540    27,542
                              -------     -------    -------   -------
Retained Earnings
    At End Of Period         $889,578    $913,960    $889,578  $913,960
                              -------     -------    -------   -------
                              -------     -------    -------   -------
Net Earnings Per
  Common Share               $   0.89    $  0.57     $   1.23  $   1.17
                              -------     -------    -------   -------
                              -------     -------    -------   -------
Average Common Shares
    Outstanding (000s)                                58,451     59,827
                                                      -------    ------
                                                      -------    ------

*Results have been restated as more fully described in Note A - "Restatement of Financial Information".
See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEET

Dollar Amounts In Thousands
                                           July 1,        December 31,
                                            1995           1994
ASSETS
Current Assets
Cash and cash equivalents                     $  291,856     $  230,369
 Short-term investments,
   at cost which approximates market               2,315          2,173
 Trade receivables, less allowances
   of $16,965 and $16,830, respectively          289,560        271,990
 Inventories, net                                303,057        312,781
 Deferred income taxes, less valuation
   allowance of $17,882                           45,927         40,372
 Other current assets                            108,431         96,281
                                               ---------         ------
                                               1,041,146        953,966
Property, Plant And Equipment, net               544,604        542,750
Goodwill And Other Intangibles,
   less accumulated amortization of
   $88,450 and $77,394, respectively             398,816        395,950
Other Investments                                425,000        425,000
Other Assets                                     130,668        140,065
                                               ---------      ---------
   Total Assets                               $2,540,234     $2,457,731
                                               ---------      ---------
                                               ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                                $  242,615     $  252,783
 Current portion of long-term debt               109,765         47,788
 Accounts payable                                 68,458         71,718
 Accrued compensation                             75,160         71,742
 Accrued liabilities                             268,859        216,956
 Federal and foreign income taxes                 32,207         15,551
                                               ---------       --------
                                                 797,064        676,538

Long-Term Debt, less current portion             235,323        289,504
Other Long-Term Liabilities                      138,912        149,094
Minority Interest                                431,727        428,208
                                               ---------       --------
   Total Liabilities                           1,603,026      1,543,344
                                               ---------      ---------
Shareholders' Equity
 4% Cumulative Preferred Stock, par value
   $100 per share                                      -              -
 Class A Preferred Stock, par value $1
   per share                                           -              -
 Common Stock, par value $0.40 per share,
   60,198,322 shares issued                       24,079         24,079
 Class B Stock, par value $0.08 per share,
   1,192,592 and 1,072,880 shares issued,
   respectively                                       95             86
 Capital in excess of par value                   89,429         90,637
 Cumulative translation adjustment                96,745         47,609
 Retained earnings                               889,578        846,245
                                               ---------       --------
                                               1,099,926      1,008,656
 Common and Class B Stock in treasury, at cost,
   4,126,165 and 2,278,745 shares issued,
   respectively                                 (162,718)       (94,269)
                                               ---------       --------
Total Shareholders' Equity                       937,208        914,387
                                               ---------       --------
Total Liabilities And Shareholders' Equity    $2,540,234     $2,457,731
                                               ---------      ---------
                                                   ---------      ---------
See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CASH FLOWS

Dollar Amounts In Thousands
                                                Six Months Ended
                                               July 1,     June 25,
                                                1995       1994*
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                               $ 71,873   $ 69,822
 Adjustments to reconcile
      net earnings to net
      cash provided by
      operating activities:
   Depreciation of property,
     plant and equipment                        44,348     40,793
   Amortization of goodwill and
     other intangibles                           8,059      8,340
   Increase in deferred income taxes            (6,690)    (2,269)
   Gain on sale of Sports Optics Division,
      after taxes                              (20,823)         -
   Provision for litigation expense,
    after taxes                                 10,560          -
   Loss on retirement of fixed assets            1,298        895
   Exchange loss                                 8,071      3,410
 Increase in undistributed earnings
   of subsidiaries                               1,446      2,730
 (Increase) decrease in accounts receivable    (24,938)    20,442
   Increase in inventories                     (11,618)   (24,134)
   Decrease (increase) in other
    current assets                               7,626    (33,154)
   Increase (decrease)in accounts payable
      and accruals                              36,351    (33,309)
   Increase in tax liabilities                   4,505         53
   Decrease in other long-term liabilities     (11,372)    (3,368)
                                               -------    -------
      Net cash provided by
       operating activities                    118,696     50,251
                                               -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchase of property,
   plant and equipment                         (33,997)   (49,280)
 Acquisition of businesses, net of cash and
   short-term investments acquired              (1,180)   (27,150)
 Proceeds from sale of Sports Optics Division,
   net of cash and short-term investments
   disposed                                     76,291          -
 Other                                           5,477     (9,669)
                                                -------    -------
      Net cash provided by (used in) investing
      activities                                46,591    (86,099)
                                                -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common shares                  (74,933)    (1,860)
     Exercise of stock options                   3,683      6,065
 Restricted stock awards                         1,602          -
 Net (repayment of) proceeds from
  issuance of debt                             (15,185)    69,654
 Payment of dividends                          (28,748)   (26,044)
                                                -------   --------
      Net cash (used in) provided by financing
      activities                              (113,581)    47,815
                                                -------    -------
Effect of exchange rate changes on cash,
     cash equivalents and
     short-term investments                      9,923      8,496
                                                -------    -------
Net increase in cash, cash equivalents
     and short-term investments                 61,629     20,463

Cash, cash equivalents and short-term investments,
     beginning of period                       232,542    546,036
                                               -------    -------
Cash, cash equivalents and short-term investments,
     end of period                            $294,171   $566,499
                                               -------    --------
                                               -------    --------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                   $ 24,052   $ 20,451
   Income taxes                               $ 43,063   $ 42,595

*Results have been restated as more fully described in Note A - "Restatement of Financial Information".
See Notes To Financial Statements



BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE A:	Restatement of Financial Information

The Company has restated its financial statements for the years ended December 25, 1993 and December 31, 1994. This action was taken as a result of an ongoing investigation which identified uncertainties surrounding the execution of a fourth quarter 1993 contact lens sales program and the improper recording of 1993 sunglass sales in Southeast
Asia.  In the fourth quarter of 1993 a marketing program was initiated to implement a business strategy to shift responsibility for the sale and distribution of a portion of the U.S. traditional contact lens business to optical distributors.  Subsequently, this strategy proved unsuccessful and, in the 1994 third quarter, led to the implementation of a new pricing policy for traditional contact lenses and a decision to accept on a one-time basis returns from these distributors. The investigation of this marketing program disclosed instances where unauthorized terms may have been or were offered which were inconsistent with the stated terms and conditions of the program.
The resulting uncertainties relating to the execution of this marketing program led to a decision to restate the 1993 financial statements to account for shipments under the program as consigned inventory and to record revenues when the products were sold by the distributors to their customers and to reverse the effect of subsequent product returns and pricing adjustments related to this program which had been previously
recognized in 1994.   The investigation of Southeast Asia sunglass sales
disclosed that in certain instances distributor transactions recorded as revenues in 1993 had not actually resulted from a sale to those customers, and thus were improperly recorded. The 1993 financial statements have been restated to reverse the improperly recorded sales with a corresponding restatement of the 1994 financial statements to reverse the effect of sales returns previously recognized in that period. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's financial results as originally reported is summarized below:


Dollar Amounts In Thousands -
Except Per Share Data
                     Second Quarter Ended           Six Months Ended
                ----------------------------------------------------
                      June 25, 1994                   June 25, 1994
               -----------------------------------------------------
               As Reported  As Restated   As Reported  As Restated
               -----------------------------------------------------
Net Sales:
 Healthcare      $308,839     $308,839    $593,345    $593,345
 Optics           174,442      176,786     328,707     331,668
               -----------------------------------------------------
  Total          $483,281     $485,625    $922,052    $925,013
               -----------------------------------------------------
Business Segment
   Earnings      $ 70,126     $ 71,134    $142,333    $143,658
               -----------------------------------------------------
               -----------------------------------------------------

Net Earnings     $ 33,056     $ 33,898    $ 68,716    $ 69,822
              -----------------------------------------------------
              -----------------------------------------------------
Net Earnings
   Per Share     $   0.55     $   0.57    $   1.15    $   1.17
            -----------------------------------------------------
            -----------------------------------------------------

Retained Earnings
 at end of
 Period          $930,499     $913,860   $930,499     $913,960
            -----------------------------------------------------
            -----------------------------------------------------


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


NOTE E: Legal Proceedings

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



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

    This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the Company's results of operations, liquidity and progress toward stated financial objectives. As more fully described in Note A - "Restatement of Financial Information", 1994 financial information has been restated to reflect the decision to account for shipments under a fourth quarter 1993 U.S. contact lens distributor program as consigned inventory and to record revenues when the products were sold by the distributors to their customers and to reverse the effect of subsequent product returns and pricing adjustments related to this program which had been previously recognized in 1994. Additionally, a restatement was made to correct the improper recording of certain 1993 sunglass distributor sales in Southeast
Asia and to reverse related sales returns which had been previously recorded in 1994.

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

    Consolidated revenues for the second quarter ended July 1, 1995 were $535 million, an increase of $50 million or 10% over the 1994 second quarter. Changes in currency exchange rates improved sales comparisons to 1994 by approximately $25 million or 5%. For the first six months of 1995, net sales of $1,001 million advanced $76 million or 8% over the comparable 1994 period. Changes in currency exchange rates improved sales comparisons to the 1994 period by approximately $43 million or 5%. The following is a summary of sales by business segment:



Net Sales By Business Segment

(Dollar Amounts In Millions)
                     Second Quarter          Six Months
                   1995        1994        1995       1994

Healthcare        $353.2      $308.8    $  669.5     $593.3
Optics             182.3       176.8       331.6      331.7
                  ------      ------     --------     ------
Net Sales         $535.5      $485.6    $1,001.1     $925.0
                  ------      ------    --------     ------
                  ------      ------    --------     ------


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

    Within the personal health sector, 1995 second quarter revenues improved 8% from the comparable 1994 level. Continued strong demand for the Company's lens care solutions products, including the ReNu and Boston lines, contributed to the revenue gain. Sales of over-the-counter medications in Europe advanced strongly as did revenues for eyecare products in the U.S. The eyecare line benefited from incremental sales of Opcon-A, an antihistamine/decongestant, which has received good initial acceptance. Skin care revenues were essentially even with the level of a year ago. Revenues for consumer oral care products were more than 20% below the second quarter of 1994, primarily due to competitive price reductions implemented on the Interplak line of power toothbrushes in prior periods and reduced U.S. sales of a line of mouthwash that is being discontinued.

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

Optics Segment Revenues

    Second quarter revenues in the optics segment increased 3% to $182 million, compared to $177 million in 1994. Revenues were $332 million for each of the six-month periods. Revenue increases were evidenced for premium-priced sunglasses, including strong demand for new products like Ray-Ban xrays and Orbs and Killer Loop Activ. The Company's ultra-premium-priced Revo and moderately-priced sunglass lines, including Ion Sport, Bausch & Lomb i's and Suncloud, also experienced increased sales in the 1995 second quarter. Several of these new products are in the fashion and sport sunglass segments, areas where the Company is trying to increase its market presence. Products in these segments are subject, in part, to the ability to anticipate and satisfy changes in consumer preferences and are generally characterized by shorter life cycles. Being successful in these categories generally requires innovative design and marketing expertise as well as flexible production capabilities, skills the Company has strengthened over the last year. Comparisons versus the 1994 period were moderated by the divestiture of the Company's sports optics business for which no revenues were recorded in the 1995 second quarter. If these products are excluded from results for both 1995 and 1994, optics segment growth for the second quarter was 19% or $29 million and for the first six months was 7% or $22 million.

Net Sales By Geographic Region

    Sales in markets outside the U.S. totaled $266 million in the second quarter, an increase of $40 million or 18% from 1994, and represented 50% of consolidated revenues, compared to 46% in 1994. European revenues increased 18% and benefited from the favorable impact of currency movements, particularly in Germany. This progress also reflected improved demand for the Company's sunglasses, over-the-counter medications, lens care products and planned replacement lenses. Sales in Japan advanced 49%, attributable to favorable currency exchange rate fluctuations, as well as increased sales of sunglasses, contact lenses and lens care products. Elsewhere in Asia, revenues declined 3%, despite favorable currency exchange movements based on lower demand for sunglasses and the lack of sales of sports optics products in 1995. Revenues declined 4% in Latin America and Canada. Sales shortfalls in Mexico were more than offset by improvement in Brazil, primarily due to increasing consumer confidence which has fueled sales of product in this market. If the 1994 second quarter revenues for the sports optics business are excluded from these comparisons, revenues improved 19% in Europe and 7% in Latin America and Canada, and declined 2% in Asia outside of Japan.

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

    Selling, administrative and general expenses were 39.4% of sales in the second quarter of 1995 compared to 38.7% in 1994.
For the six-month period, these expenses were 40.1% of sales in 1995 and 37.4% of sales in 1994. The increases reflect promotional support for the launch and test marketing of several new products. Higher advertising and promotion spending included additional support for Ray-Ban sunglasses in key markets, skin care product advertising and the establishment of a business development fund for marketing programs directed toward contact lens patients. Corporate administration expense was 2.3% of sales in the second quarter of 1995 versus 2.5% for 1994 and reflected the Company's continuing success in managing these expenses to a targeted level of no more than 3% of sales. Research and development expense for the 1995 second quarter increased 9% from 1994 levels. 1995 spending has been primarily directed toward the support of new sunglass, contact lens and pharmaceutical products.

Restructuring Reserves

     In the fourth quarter of 1993, the Company announced plans to restructure its sunglass, pharmaceutical and biomedical operations and recorded a pre-tax restructuring charge of $50 million.
The following table sets forth the activity in the restructuring reserve through July 1, 1995:



Dollar Amounts In Millions
-----------------------------------------------------------------------
                        Sunglass   Pharmaceutical  Biomedical  Total
-----------------------------------------------------------------------
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

Business Segment And Operating Earnings

    Business segment earnings of $86 million for the 1995 second quarter improved $15 million or 21% compared to the 1994 second quarter. Improved operating results for sunglasses, hearing aids, prescription pharmaceuticals and over-the-counter medications in Europe offset the impact of shifts in sales mix toward lower-margin planned replacement lenses and the increased advertising and promotion activities to support several product lines. Operating earnings totaled $74 million, an increase of $15 million or 25% from the prior year period.

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

    The Company's reported income tax rates for the three and six month periods were 37.2% and 36.3% in 1995 compared to 30.6% and 32.6% in 1994, respectively. 1994 rates benefited from a reduction in statutory tax rates in Germany for which the Company recorded an adjustment to its deferred tax liabilities. The Company expects to provide taxes on operations at a higher rate in 1995 based on the increased significance of earnings in countries with relatively higher statutory rates, most notably Japan and Germany.

Liquidity And Financial Resources

Cash Flows Provided By Operating Activities

    While net earnings adjusted for the after-tax gain on sale of the Sports Optics Division and non-cash items decreased 17% from 1994, cash flows provided by operating activities totaled $119 million through June 1995, an increase of $68 million from the prior year period. This improvement was primarily attributable to cash realized from the net settlement of foreign currency hedge contracts, the comparisons against significant restructuring actions completed in the 1994 second quarter and the timing of payments for advertising and promotion. These factors were moderated by collections in 1994 on the significant amount of accounts receivable outstanding at the end of 1993.

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

Financial Position

    The Company's total debt, consisting of short- and long-term borrowings, decreased by $2 million from year-end 1994 to $588 million at the end of the 1995 second quarter. Bausch & Lomb's ratio of total debt to equity stood at 63% in June 1995 and 65% in June 1994. Cash and investments totaled $294 million and $566 million at the end of the second quarter of 1995 and 1994, respectively. This change reflects the 1994 third quarter investment in $425 million in securities issued by a wholly-owned subsidiary of a triple-A rated financial institution reported as other investments on the balance sheet.

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

Working Capital

    Working capital amounted to $244 million for the second quarter of 1995, versus $277 million at year-end 1994 and $695 million for the second quarter of 1994. The significant decrease from the second quarter of the prior year reflects the $425 million investment described earlier. The current ratio was 1.3 at July 1, 1995, 1.4 at December 31, 1994 and 1.9 at June 25, 1994.

OTHER FINANCIAL DATA

    Dividends declared on Common stock were $0.245 per share in the second quarters of 1995 and 1994. On July 25, 1995 the board of directors approved a 6% increase in the annual dividend rate on the Company's Common stock to $1.04 per share from the previous level of $0.98 per share. As a result of the goodwill impairment charge recorded in December 1994 and lower earnings performance reported during the most recent twelve-month period, the return on average shareholders' equity for the twelve-month period ended July 1, 1995 was 3%. This return was 14% for the twelve-month period ended June 25, 1994. Excluding goodwill impairment and restructuring charges, the return on average shareholders' equity would have been 9% in 1995 versus 18% in 1994.



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

            (12)    Statement Regarding Computation of
            Ratio of Earnings to Fixed Charges (filed herewith).

            (27)    Financial Data Schedule (filed
            herewith).



Exhibit 11

Statement Regarding Computation of Per Share Earnings

Dollars And Shares In Thousands-
Except Per Share Data
                                      SIX MONTHS ENDED
                                   July 1,       June 25,
                                   1995          1994*
Net earnings                     $71,873         $69,822
                                  -------         ------
                                  -------         ------

Actual outstanding Common
    shares at beginning of year   58,992          59,118

Average Common shares issued for
    stock options and effects of
    assumed exercise of Common
    stock equivalents and
    repurchase of Common shares     (541)            709
                                  -------         ------
Average Common shares outstanding 58,451          59,827
                                  -------         ------
                                  -------         ------
Net earnings per Common and
    Common share equivalent      $  1.23         $  1.17
                                  -------         ------
                                  -------         ------

*Results have been restated as more fully described in Note A - "Restatement of Financial Information".







Exhibit 12

 Statement Regarding Computation of Ratio of Earnings
                        to Fixed Charges

Dollar Amounts In Thousands
                                  July 1,     December 31,
                                   1995           1994*
Earnings before provision for
    income taxes and minority
    interest                     $129,491       $116,342

Fixed charges                      24,908         42,954

Capitalized interest, net
    of current period
    amortization                      130            260
                                 --------        -------
Total earnings as adjusted       $154,529       $159,556
                                 --------       --------
                                 --------       --------
Fixed charges:
    Interest (including interest
    expense and capitalized
    interest)                    $ 23,986       $ 41,379

    Portion of rents
    representative of the
    interest factor                   922          1,575
                                  -------        -------
Total fixed charges              $ 24,908       $ 42,954
                                 --------       --------
                                 --------       --------
Ratio of earnings to
    fixed charges                   6.20            3.71<F1>
                                 --------       --------
                                 --------       --------

*Results have been restated as more fully described in Note A - "Restatement of Financial Information".

<F1> Excluding the effect of the goodwill impairment
     charge recorded in the fourth quarter of 1994, the ratio of earnings to fixed charges at December 31, 1994 would have been 5.46.