Form 10-Q/A
period 1995-07-01
BAUSCH & LOMB INC
filed 1996-03-15
CIK 10427

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



  BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

                    STATEMENT OF EARNINGS


Dollar Amounts In Thousands -
Except Per Share Data
                                   First Quarter Ended
                                  April 1,     March 26,
                                    1995         1994*

Net Sales                         $465,601     $439,388

Costs And Expenses
 Cost of products sold             218,365      204,661
 Selling, administrative
    and general                    190,065      157,827
 Research and development           14,923       15,289
                                   -------      -------
                                   423,353      377,777
                                   -------      -------
Operating Earnings                  42,248       61,611
                                   -------      -------
Other (Income) Expense
 Investment income                  (9,999)      (8,349)
 Interest expense                   12,139        8,967
 Loss (gain) from foreign
    currency, net                    1,592       (2,024)
                                   -------     --------
                                     3,732       (1,406)
                                   -------     ---------
Earnings Before Income
    Taxes And Minority Interest     38,516       63,017

 Provision for income taxes         13,258       21,641
                                   -------      -------
Earnings Before Minority Interest   25,258       41,376

 Minority interest in subsidiaries   4,974        5,452
                                   -------      -------
Net Earnings                      $ 20,284     $ 35,924
                                   -------      -------
Retained Earnings At Beginning
   Of Period                       846,245      871,680

Cash Dividends Declared:
 Common stock, $0.245
 per share in 1995 and
 $0.22 per share in 1994            14,257       13,027
                                   -------     --------

Retained Earnings At
  End Of Period                   $852,272     $894,577
                                   -------      -------
                                   -------      -------
Net Earnings Per Common Share     $   0.34      $  0.60
                                   -------      -------
                                   -------      -------
Average Common Shares
 Outstanding  (000s)                58,861       59,919
                                   -------       -------
                                   -------       -------

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

See Notes To Financial Statements




BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CASH FLOWS

Dollar Amounts In Thousands
                                       Three Months Ended
                                       April 1,   March 26,
                                         1995       1994*
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                         $ 20,284   $ 35,924
 Adjustments to reconcile net
     earnings to net cash
      provided by (used in)
      operating activities:
   Depreciation of property,
   plant and equipment                  22,010     19,248
   Amortization of goodwill
   and other intangibles                 4,031      4,094
   Increase in deferred income taxes      (760)        (5)
   Loss on retirement of fixed assets      155        737
   Exchange (gain) loss                 (1,085)     1,198
   Increase in undistributed earnings
   of subsidiaries                         686      1,102
   Decrease in accounts receivable       4,174     20,322
   Increase in inventories             (16,195)   (20,859)
   Decrease (increase) in other
   current assets                        3,617    (18,413)
   Increase (decrease) in accounts
   payable and accruals                 12,585    (34,144)
   Increase (decrease) in tax reserves   6,278     (7,115)
   Decrease in other long-term
     liabilities                       (12,573)    (4,345)
                                        --------   -------
      Net cash provided by (used in)
      operating activities              43,207     (2,256)
                                        --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchases of property,
   plant and equipment                 (14,678)   (30,056)
 Acquisition of businesses, net of cash
   and short-term investments acquired       -    (26,037)
 Other                                   5,877     (3,828)
                                        -------   --------
      Net cash used in investing
      activities                        (8,801)   (59,921)
                                        -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common shares          (34,858)    (1,066)
 Exercise of stock options               1,267      4,839
 Net proceeds from issuance of debt     41,004     76,458
 Payment of dividends                  (14,505)   (13,021)
                                       --------   --------
      Net cash (used in) provided
      by financing activities           (7,092)    67,210
                                       --------   --------
Effect of exchange rate changes
 on cash, cash equivalents and
 short-term investments                 13,150      1,575
                                       --------   --------
Net increase in cash, cash equivalents
 and short-term investments             40,464      6,608

Cash, cash equivalents and
 short-term investments,
 beginning of period                  232,542     546,036
                                      -------     -------
Cash, cash equivalents and
 short-term investments,
 end of period                       $273,006    $552,644
                                      -------     -------
                                      -------     -------

Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
   Interest                          $ 15,464    $ 12,237
   Income taxes                      $  8,782    $ 27,589

*Results have been restated as more fully described in Note A-"Restatement of
 Financial Information".
See Notes To Financial Statements



BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE A:  Restatement of Financial Information

The Company has restated its financial statements for the year ended December 31, 1994. This action was taken as a result of an ongoing investigation which identified uncertainties surrounding the execution of a fourth quarter 1993 contact lens sales program and the improper recording of 1993 sunglass sales in Southeast Asia. In the fourth quarter of 1993 a marketing program was initiated to implement a business strategy to shift responsibility for the sale and distribution of a portion of the U.S. traditional contact lens business to optical distributors. Subsequently, this strategy proved unsuccessful and, in the 1994 third quarter, led to the implementation of a new pricing policy for traditional contact lenses and a decision to accept on a one-time basis returns from these distributors. The investigation of this marketing program disclosed instances where unauthorized terms may have been or were offered which were inconsistent with the stated terms and conditions of the program. The resulting uncertainties relating to the execution of this marketing program led to a decision to restate the 1993 financial statements to account for shipments under the program as consigned inventory and to record revenues when the products were sold by the distributors to their customers and to reverse the effect of subsequent product returns and pricing adjustments related to this program which had been previously recognized in 1994. The investigation of Southeast Asia sunglass sales disclosed that in certain instances distributor transactions recorded as revenues in 1993 had not actually resulted from a sale to those customers, and thus were improperly recorded. The 1993 financial statements have been restated to reverse the improperly recorded sales with a corresponding restatement of the 1994 financial statements to reverse the effect of sales returns previously recognized in that period. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Company's financial results as originally reported is summarized below:


Dollar Amounts In Thousands -
Except Per Share Data
                     First Quarter Ended
                ----------------------------
                      March 26, 1994
               -----------------------------
               As Reported    As Restated
               -----------------------------

Net Sales:
 Healthcare      $284,506     $284,506
 Optics           154,265      154,882
               -----------------------------
  Total          $438,771     $439,388

Business Segment
   Earnings      $ 72,207     $ 72,524
               ------------------------------
               ------------------------------

Net Earnings     $ 35,660     $ 35,924
               ------------------------------
               ------------------------------

Net Earnings
   Per Share     $0.60        $0.60
               ------------------------------
               ------------------------------

Retained Earnings
 at end of
 Period          $911,958     $894,577
               ------------------------------
               ------------------------------




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

NOTE E: Subsequent Event

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

    Consolidated revenues for the quarter ended April 1, 1995 were $466 million, an increase of $26 million or 6% over the 1994 first quarter. The following is a summary of sales by business segment:

        Net Sales By Business Segment
        (Dollar Amounts in Millions)
                            First Quarter
                          1995       1994
    Healthcare          $316.2      $284.5
    Optics               149.4       154.9
                         -----       -----
    Net Sales           $465.6      $439.4
                         -----       -----
                         -----       -----

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

Optics Segment Revenues

    Revenues in the optics segment declined 4% to $149 million, compared to $155 million in 1994. Revenue shortfalls were evidenced for Ray-Ban sunglass products in the U.S. and Southeast Asia, which more than offset improved results in Europe and Japan. Shipments of Revo sunglasses were sharply above the levels of a year ago. Revenue growth was also attained for the Company's moderately-priced sunglasses, including the Liz Claiborne and Suncloud lines. Higher sales for sports optics products were led by increased demand for binoculars. The Company announced on May 1, 1995 that the divestiture of this business had been completed on April 28, 1995.

Net Sales By Geographic Region

    Sales in markets outside the U.S. totaled $218 million, an increase of $30 million or 16% from the 1994 first quarter.
Changes in currency exchange rates improved sales comparisons to 1994 by $17 million. In total, non-U.S. sales represented
47% of consolidated revenues, compared to 43% in the 1994 first quarter. European revenues increased 18% and benefited from the favorable impact of currency movements, particularly in Germany. This progress also reflected improved demand for the Company's over-the-counter medications, as well as lens care solutions, prescription pharmaceuticals, planned replacement lenses and sunglasses. Sales in Japan advanced 49%, attributable to favorable currency exchange rate fluctuations, as well as increased sales of contact lenses, sunglasses and lens care solutions. Elsewhere in Asia, revenues declined 10% despite favorable currency exchange rate movements, reflecting lower sunglass sales due to changes in business practices and the discontinuation of certain distributor relationships, including those recently determined to have been diverting product to markets outside their authorized territories, implemented during the second half of 1994 as well as revenue declines in China resulting from restrictive monetary controls in that market. Revenue growth of 7% was achieved in Latin America and Canada despite sales shortfalls in Mexico resulting from the devaluation of the peso and general economic uncertainty.

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

Costs And Expenses

    The cost of products sold ratio was 46.9% for the 1995 first quarter versus 46.6% for the comparable 1994 period. The higher ratio was primarily attributable to the growing significance of lower-margin planned replacement contact lenses, shifts in the U.S. sunglass business toward lower-margin contemporary styles, and reduced selling prices forInterplak products in the U.S. as compared to the prior year period. Due to competitive pressures, price reductions for Interplak products were implemented in the latter part of 1994.

    Selling, administrative and general expenses were 40.8% of sales in the first quarter of 1995 compared to 35.9% in 1994. The increase reflects promotional support for the launch of several new products, including Opcon-A and the New Day single use contact lens. Increased spending also included advertising to support Ray-Ban products in key markets, the establishment of a business development fund to support marketing programs directed toward contact lens patients, television advertising for Curel skin care products and support for next generation Interplak products. Corporate administration expense was 2.4% of sales in the first quarter of 1995 versus 2.5% for 1994 and reflected the Company's continuing success in managing these expenses to a targeted level of no more than 3% of sales. Research and development expense for the first three months of 1995 decreased 2% from 1994 levels. Spending in support of new pharmaceutical products and RGP lens materials was more than offset by comparisons against one-time strategic spending for the development of new technology Interplak products in 1994.

Restructuring Reserves

In the fourth quarter of 1993, the Company announced plans to restructure its sunglass, pharmaceutical and biomedical operations and recorded a pre-tax restructuring charge of $50 million.

    The following table sets forth the activity in the restructuring reserve through April 1, 1995:

Dollar Amounts In Millions
------------------------------------------------------------------------
                        Sunglass   Pharmaceutical  Biomedical  Total
------------------------------------------------------------------------
Total 1993 restructuring
provisions                 $34.5       $9.0         $6.5      $50.0

Less charges against
reserve:
 Non-cash items             14.6       2.4           2.1       19.1
 Cash payments:
   1993                      1.4        2.2          1.4        5.0
   1994                     16.3        3.5          2.0       21.8
   1995                      1.0         -           0.8        1.8
------------------------------------------------------------------------
Balance at April 1, 1995   $ 1.2       $0.9         $0.2      $ 2.3
------------------------------------------------------------------------

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

    The Company provided for income taxes at a rate of 34.4% and 34.3% for the first quarters of 1995 and 1994, respectively.


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


Financial Position

    The Company's total debt, consisting of short- and long-term borrowings, increased by $49 million from year-end 1994 to $640 million at the end of the 1995 first quarter. Borrowings were used to repurchase shares of Common stock and to pay dividends. Bausch & Lomb's ratio of total debt to equity stood at 69% in the first quarter of both 1995 and 1994. Cash and investments totaled $273 and $553 million at the end of the first quarter of 1995 and 1994, respectively. This change reflects the 1994 third quarter investment by the Company's subsidiary, Bausch & Lomb Ireland, in $425 million in securities issued by a wholly-owned subsidiary of a triple-A rated financial institution. This investment is reported as Other Investments on the Balance Sheet.


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

Working Capital

    Working capital amounted to $223 million for the first quarter of 1995, versus $277 million at year-end 1994 and $652 million for the first quarter of 1994. The significant decrease from the first quarter of the prior year reflects the $425 million investment described earlier. The current ratio was 1.3 at April 1, 1995, 1.4 at December 31, 1994 and
1.9 at March 26, 1994.

OTHER FINANCIAL DATA

    Dividends declared on Common stock were $0.245 per share in the first quarter of 1995 and $0.22 per share in the first quarter of 1994. As a result of the goodwill impairment charge recorded in December 1994 and lower earnings performance reported during the most recent twelve-month period, the return on average shareholders' equity for the twelve-month period ended April 1, 1995 was 2%. This return was 16% for the twelve-month period ended March 26, 1994. Excluding goodwill impairment and restructuring charges, the return on average shareholders' equity would have been 9% in 1995 versus 20% in 1994.


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

    In its 1994 10-K, the Company reported on a proposed class action lawsuit alleging that the Company misled consumers in its marketing and sale of Sensitive Eyes saline solution and rewetting drops and Boston rewetting drops and conditioning solution. On May 3, 1995 the Company learned that a similar action had been filed in New York State court in Manhattan. Although the Company has not yet been served with the complaint in this action, media reports instituted by the plaintiffs' lawyers suggest that this matter, although similar to the action previously reported, also implicates the marketing and sale of the Bausch & Lomb Eyewash product. The Company will vigorously defend this action.


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


BAUSCH & LOMB INCORPORATED


Date:   March 15, 1996
By:    (Jay T. Holmes)
        Jay T. Holmes
        Executive Vice President and
        Chief Administrative Officer



Date:  March 15, 1996
      (Stephen C. McCluski)
       Stephen C. McCluski
       Senior Vice President,
       Finance





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

    (27)    Financial Data Schedule (filed herewith).




Exhibit 11

Statement Regarding Computation of Per Share Earnings

Dollars And Shares In Thousands-
Except Per Share Data

                               THREE MONTHS ENDED
                               April 1,  March 26,
                                1995        1994*
Net earnings                  $20,284    $35,924
                               ------     ------
                               ------     ------
Actual outstanding
    common shares
    at beginning of year       58,992     59,118


Average common shares
    issued for stock options
    and effects of assumed
    exercise of common stock
    equivalents and repurchase
    of common shares             (131)       801
                               ------     ------

Average common shares
    outstanding                58,861     59,919
                               ------     ------
                               ------     ------
Net earnings per common and
    common share equivalent    $ 0.34     $ 0.60
                               ------     ------
                               ------     ------

*Results have been restated as more fully described in Note A - "Restatement of Financial Information".





Exhibit 12

Statement Regarding Computation of Ratio of Earnings to
Fixed Charges


Dollar Amounts In Thousands
                               April 1,    December 31,
                                 1995         1994*
Earnings before provision for
    income taxes and minority
    interest                   $38,516      $116,342

Fixed charges                   12,623        42,954

Capitalized interest, net of
    current period amortization     65           260
                                ------       -------
Total earnings as adjusted     $51,204      $159,556
                                ------       -------
                                ------       -------
Fixed charges:
    Interest (including
    interest expense and
    capitalized interest)      $12,139      $ 41,379

    Portion of rents
    representative of the
    interest factor                484         1,575
                                ------        ------
Total fixed charges            $12,623      $ 42,954
                                ------        ------
                                ------        ------

Ratio of earnings to fixed
    charges                       4.06          3.71<FN01>
                                 ------       ------
                                 ------       ------

*Results have been restated as more fully described in Note A - "Restatement of Financial Information".

<F01>
     Excluding the effect of the goodwill impairment charge recorded in the fourth quarter of 1994, the ratio of earnings to fixed charges at December 31, 1994 would have been 5.46.