Form 10-Q/A
period 1995-09-30
BAUSCH & LOMB INC
filed 1996-03-15
CIK 10427

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


BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF EARNINGS

Dollar Amounts In Thousands -
Except Per Share Data
                         Third Quarter Ended       Nine Months Ended
                          Sept. 30,  Sept. 24,   Sept. 30,   Sept. 24,
                            1995       1994*        1995       1994*
Net Sales                 $476,757   $486,059   $1,477,817   $1,411,072

Costs And Expenses
 Cost of products sold     205,495    248,019      657,949      675,920
 Selling, administrative
   and general             173,764    178,343      574,707      524,054
 Research and development   15,981     14,802       47,634       45,468
                           -------    -------     ---------   ---------
                           395,240    441,164    1,280,290    1,245,442
                           -------    -------     ---------   ---------
Operating Earnings          81,517     44,895      197,527      165,630
                           -------    -------     ---------   ---------
Other (Income) Expense
 Investment income          (9,310)    (8,553)     (28,839)     (26,434)
 Interest expense           11,013     10,182       34,999       29,409
 Gain from foreign
   currency, net             2,294     (1,084)       4,258       (2,222)
 Gain on Sale of
   Sports Optics Division        -          -      (35,902)           -
 Litigation Provision            -          -       16,000            -
                           -------    -------     ---------   ---------
                             3,997        545       (9,484)         753
                           -------    -------     ---------   ---------

Earnings Before Income
 Taxes And Minority
   Interest                 77,520     44,350      207,011      164,877

 Provision for income
   taxes                    28,682     14,860       75,744       54,104
                           -------    -------     ---------   ---------

Earnings Before Minority
 Interest                   48,838     29,490      131,267      110,773

 Minority interest in
   subsidiaries              5,324      6,113       15,880       17,574
                           -------    -------     ---------   ---------

Net Earnings              $ 43,514   $ 23,377   $  115,387   $   93,199
                           -------    -------     ---------   ---------

Retained Earnings At
 Beginning Of Period      $889,578   $913,960   $  846,245   $  871,680

Cash Dividends Declared:
 Common stock, $0.26 and
   $0.75 per share for
   1995 ($0.245 and
   $0.71 per share for
   1994)                    14,829     14,527       43,369       42,069
                           -------    -------     ---------   ---------

Retained Earnings
 At End Of Period         $918,263   $922,810   $  918,263    $ 922,810
                          ========    =======    =========    =========
Net Earnings Per
 Common Share             $   0.75   $   0.39   $     1.98    $    1.56
                          ========    =======    =========    =========

Average Common Shares
 Outstanding (000s)                                 58,247       59,787
                                                 =========    =========

*Results have been restated as more fully described in Note A - "Restatement of Financial Information"
See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
BALANCE SHEET

Dollar Amounts In Thousands
                                            September 30,   December 31,
                                               1995            1994
ASSETS
Current Assets
 Cash and cash equivalents                    $  283,930     $  230,369
 Short-term investments,
   at cost which approximates market                 942          2,173
 Trade receivables, less allowances
   of $13,304 and $16,830, respectively          266,608        271,990
 Inventories, net                                303,958        312,781
 Deferred income taxes, less valuation
   allowance of $17,882                           44,651         40,372
 Other current assets                            103,251         96,281
                                               ----------      ---------
                                               1,003,340        953,966
Property, Plant And Equipment, net               541,223        542,750
Goodwill And Other Intangibles,
   less accumulated amortization of
   $91,892 and $77,394, respectively             393,396        395,950
Other Investments                                434,753        425,000
Other Assets                                     127,200        140,065
                                               ---------      ---------
 Total Assets                                 $2,499,912     $2,457,731
                                               =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                                $  212,498     $  252,783
 Current portion of long-term debt                99,973         47,788
 Accounts payable                                 64,895         71,718
 Accrued compensation                             87,789         71,742
 Accrued liabilities                             247,192        216,956
 Federal and foreign income taxes                 28,568         15,551
                                               ---------      ---------
                                                 740,915        676,538

Long-Term Debt, less current portion             231,670        289,504
Other Long-Term Liabilities                      139,267        149,094
Minority Interest                                429,158        428,208
                                               ---------      ---------
   Total Liabilities                           1,541,010      1,543,344
                                               ---------      ---------
Shareholders' Equity
 4% Cumulative Preferred Stock, par value
   $100 per share                                      -              -
 Class A Preferred Stock, par value $1
   per share                                           -              -
 Common Stock, par value $0.40 per share,
   60,198,322 shares issued                       24,079         24,079
 Class B Stock, par value $0.08 per share,
   1,278,771 and 1,072,880 shares issued,
   respectively                                      102             86
 Capital in excess of par value                   90,006         90,637
 Cumulative translation adjustment                96,004         47,609
 Retained earnings                               918,263        846,245
                                               ---------      ---------
                                               1,128,454      1,008,656
 Common and Class B Stock in treasury,
   at cost, 4,280,550 and 2,278,745
   shares, respectively                        (169,552)       (94,269)
                                               ---------      ---------
 Total Shareholders' Equity                      958,902        914,387
                                               ---------      ---------
 Total Liabilities And
   Shareholders' Equity                       $2,499,912     $2,457,731

                                                   =========      =========
See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CASH FLOWS

Dollar Amounts In Thousands
                                                  Nine Months Ended
                                           September 30,   September 24,
                                                1995           1994*
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                  $115,387       $ 93,199
 Adjustments to reconcile net
      earnings to net cash provided
      by operating activities:
   Depreciation of property, plant
      and equipment                              65,894         62,005
   Amortization of goodwill and
      other intangibles                          12,108         12,737
   (Increase) decrease in deferred
      income taxes                               (6,478)         4,881
   Gain on sale of Sports Optics
      Division, after taxes                     (20,823)             -
   Provision for litigation expense,
      after taxes                                10,560              -
   Loss on retirement of fixed assets             3,616         10,460
   Exchange loss (gain)                           9,804         (3,333)
   Increase in undistributed earnings
      of subsidiaries                            12,035          4,113
   (Increase) decrease in accounts
      receivable                                 (5,901)        42,413
   Increase in inventories                      (16,417)         1,497
   Decrease (increase) in other
      current assets                             12,623        (18,551)
   Increase (decrease)in accounts
      payable and accruals                       28,136        (48,028)


   Decrease in tax liabilities                   (9,812)        (2,227)
   Decrease in other long-term
      liabilities                               (10,548)        (2,641)
                                                -------        -------
      Net cash provided by operating
        activities                              200,184        156,525
                                                -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchases of
   property, plant and equipment                (58,046)       (63,122)
 Acquisition of businesses,
   net of cash and short-term
   investments acquired                          (2,564)       (27,089)
 Proceeds from sale of Sports
   Optics Division, net of cash
   and short-term investments sold               76,291              -
 Other investments                               (9,425)      (425,000)
 Other                                            8,314        (21,553)
                                                -------        -------
      Net cash used in investing
        activities                               14,570       (536,764)
                                                 -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common shares                   (83,248)       (11,211)
 Exercise of stock options                        4,764          7,631
 Restricted stock awards                          2,586          2,399
 Net (repayment of) proceeds
   from issuance of debt                        (47,436)        46,459
 Payment of dividends                           (42,873)       (40,642)
                                                 -------        -------
      Net cash provided by (used in)
        financing activities                   (166,207)         4,636
                                                -------        -------
Effect of exchange rate changes on
 cash, cash equivalents and
 short-term investments                           3,783         23,327
                                                 -------       -------
Net increase (decrease) in cash,
 cash equivalents and short-term
 investments                                     52,330       (352,276)

Cash, cash equivalents and short-
 term investments, beginning of
 period                                         232,542        546,036
                                                 -------       -------

Cash, cash equivalents and short-
 term investments, end of period               $284,872       $193,760
                                                =======        =======
Supplemental disclosures of cash
 flow information:
   Cash paid during the period
   for:
      Interest                                 $ 37,092       $ 23,836
      Income taxes                             $ 70,365       $ 56,789

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


Dollar Amounts In Thousands -
(Except Per Share Data)
                     Third Quarter Ended           Nine Months Ended
                ----------------------------------------------------
                      September 24,1994           September 24, 1994
               -----------------------------------------------------
               As Reported  As Restated   As Reported  As Restated
               -----------------------------------------------------
Net Sales:
 Healthcare      $298,281     $320,556   $  891,626   $  913,901
 Optics           151,166      165,503      479,873      497,171
               -----------------------------------------------------
  Total          $449,447     $486,059   $1,371,499   $1,411,072

Business Segment
   Earnings      $ 31,098     $ 54,756   $  173,431   $  198,414
               -----------------------------------------------------
               -----------------------------------------------------

Net Earnings     $  7,689     $ 23,377   $   76,405   $   93,199
              ------------------------------------------------------
              ------------------------------------------------------
Net Earnings
   Per Share     $   0.13     $   0.39   $     1.28   $     1.56
             -------------------------------------------------------
             -------------------------------------------------------
Retained Earnings
 at end of
 Period          $923,661     $922,810   $923,661     $922,810
             ------------------------------------------------------
             ------------------------------------------------------



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

NOTE C: Inventories
        Inventories consisted of the following:

(Dollar Amounts In Thousands)
                                      September 30,  December 31,
                                          1995           1994
        Raw materials
          and supplies                 $ 84,668       $ 79,295
        Work in process                  22,656         23,985
        Finished products               207,142        222,079
                                       --------       ---------
                                        314,466        325,359

        Less - Reserve for valuation
              of certain U.S.
              inventories at
              last-in, first-
              out cost                   10,508         12,578
                                        --------      ---------
                                       $303,958       $312,781
                                        ========      =========



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

RESULTS OF OPERATIONS

Comparability Of Financial Information

    Comparisons of 1995 and 1994 third quarter and nine month financial results are complicated by the sale in the 1995 second quarter of the Company's Sports Optics Division, which marketed binoculars, riflescopes and telescopes. That business contributed approximately $35 million and $75 million in revenues for the 1994 quarter and nine-month periods, respectively. Revenues from sports optics reported in the first quarter of 1995 totaled approximately $18 million.

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

    Consolidated reported revenues for the third quarter ended September 30, 1995 were $477 million, a decrease of $9 million or 2% from the 1994 third quarter. Changes in currency exchange rates improved sales comparisons to 1994 by approximately $11 million or 2%. For the first nine months of 1995, net sales of $1,478 million increased $67 million or 5% from the comparable 1994 period. Changes in currency exchange rates improved sales comparisons to the 1994 period by approximately $53 million or 4%. Excluding revenues from the divested sports optics business, consolidated revenues increased 6% and 9% for the quarter and nine-month periods, respectively. The following is a summary of net sales by business segment:

Net Sales By Business Segment
(Dollar Amounts In Millions)
                              Third Quarter            Nine Months
                          1995         1994      1995         1994
    Healthcare           $345.4       $320.6   $1,014.9     $  913.9
    Optics                131.4 *      165.5      462.9 *      497.2
                          -----       ------    -------      -------
    Net Sales            $476.8       $486.1   $1,477.8     $1,411.1

   *1995 amounts include results for the discontinued sports optics business for the first quarter only.

Healthcare Segment Revenues

    Revenues in the healthcare segment increased $25 million or 8% over the 1994 third quarter. On a year-to-date basis, healthcare segment revenues advanced $101 million or 11% over the comparable 1994 period. Major product sector revenues as a percentage of total healthcare segment sales follow:

    Healthcare Segment Net Sales By Product Sector
                          Third Quarter       Nine Months
                          1995     1994      1995    1994
    Personal Health      51%       53%       50%     52%
    Medical              36%       33%       36%     34%
    Biomedical           13%       14%       14%     14%


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

    Medical sector sales rose 18% from third quarter 1994 levels. Worldwide contact lens revenues advanced 14%, led by a 45% increase in sales of planned replacement lens products, most notably in markets in the U.S., Asia and Europe. Although sales of traditional contact lenses increased in Japan, they declined modestly in the third quarter of 1994 in other areas, reflecting the general market shift toward planned replacement lenses. Worldwide revenues for rigid gas permeable (RGP) lenses and lens materials also contributed to overall contact lens growth and included sales of the new Boston 7 lens material. Worldwide ophthalmic pharmaceutical revenues improved 24%. Within the U.S., these results were attributable to the success of recently introduced products, including Tobramycin and Levobunolol, and to incremental sales of Crolom, which is indicated for seasonal allergic eye conditions. Third quarter revenues for prescription pharmaceuticals in Europe also advanced from the prior year. Increased demand was noted for the Company's lines of dental implants and hearing aids. Hearing aid revenues rose 25% in response to improved overall market conditions and encouraging consumer demand for the recently introduced Mirage completely in-the-canal product line. A new programmable hearing aid was also introduced during the quarter.

    A 6% improvement in the Company's biomedical sector reflected increased shipments of specific pathogen-free eggs and toxicology products, as well as increased revenues for animal operations outside the U.S.


Optics Segment Revenues

    Due to the sale of the Company's sports optics business earlier in the year, reported optics segment revenues declined 21% and 7% for the quarter and nine-month periods, respectively. Excluding sports optics results from these comparisons, optics segment revenues grew 1% for the third quarter and 5% for the first nine months. Revenue increases were evidenced for premium-priced sunglasses, driven by strong demand for new product lines including Ray-Ban xrays and Orbs and Killer Loop Activ which more than offset a decline in demand for products with more traditional designs. These positive results were attained during a period in which this business was actively engaged in programs to develop flexible manufacturing capacity for its new products. As a result, the Company was not able to meet fully the demand created by strong global consumer acceptance of new products. The ultra-premium-priced Revo and moderately-priced sunglass lines, including Liz Claiborne and Suncloud, also experienced increased sales in the 1995 third quarter. Many new sunglass products are in the fashion and sport segments, areas where the Company is trying to increase its market presence. Products in these segments are subject, in part, to the ability to anticipate and satisfy changes in consumer preferences and are generally characterized by shorter life cycles. Being successful in these categories generally requires innovative design and marketing expertise.


Net Sales By Geographic Region

    Sales in markets outside the U.S. totaled $228 million in the third quarter, an increase of $13 million or 6% from 1994, and represented 48% of consolidated revenues, compared to 44% in 1994. European revenues increased 12% and benefited from the favorable impact of currency movements, particularly in Germany. This progress also reflected improved demand for the Company's sunglasses, over-the-counter medications, lens care products and planned replacement lenses. Sales in Japan advanced 13%, attributable to favorable currency exchange rate fluctuations, as well as increased sales of sunglasses, contact lenses and lens care products. Elsewhere in Asia, revenues declined 3%, based on lower demand for sunglasses and the effect of the sale of the sports optics business. Revenues declined 12% in Latin America and Canada. Sales shortfalls in Mexico more than offset improvement in Brazil, where demand has increased primarily attributable to rising consumer confidence. If results for the discontinued sports optics business are excluded from these comparisons, sales in Europe and Japan each advanced 13% while revenues declined 2% in the Asia Pacific region outside Japan and in Latin America and Canada.

    U.S. sales totaled $248 million in the third quarter of 1995, a decrease of $22 million or 8% from 1994. Revenue increases for planned replacement contact lenses, sunglasses, pharmaceuticals and hearing aids were offset by the divestiture of the sports optics business and shortfalls for soft lens care solutions. Excluding the divested sports optics business from 1994 results, U.S. sales increased 4% over the prior year level, and reflect the impact of new product introductions as well as a closer alignment of the Company's sales to consumer purchasing patterns, particularly in the sunglass business.

Costs And Expenses

    The ratio of the cost of products sold to sales was 43.1% for the 1995 third quarter versus 51.0% for the comparable 1994 period. For the respective nine-month periods, this ratio was 44.5% for 1995 and 47.9% for 1994. The improvement is due to shifts in sales mix toward higher-margin hearing aids and pharmaceutical products as well as the divestiture of the sports optics business and favorable impact of foreign currency exchange rate changes. These trends more than offset the impact of increased demand for lower-margin planned replacement lenses and new sunglass products. It is expected that developing new contact lens manufacturing technologies and rationalizing some current product lines should reduce the costs of producing soft contact lenses in the future. Programs to develop flexible sunglass manufacturing capacity are also expected to improve efficiencies and reduce the margin differential between traditional and new products.

    Selling, administrative and general expenses were 36.4% of sales in the third quarter of 1995, a decrease from 36.7% in 1994 resulting from lower advertising expenditures. For the nine-month period, these expenses were 38.9% of sales in 1995 and 37.1% of sales in 1994. The year-to-date increases reflect promotional support for the launch and test marketing of several new products. Higher levels of advertising and promotion spending in the first six months included additional support for Ray-Ban sunglasses in key markets, skin care product advertising and the establishment of a business development fund for marketing programs directed toward contact lens patients. Corporate administration expense was 2.6% of sales in 1995 versus 2.0% for the 1994 third quarter. The Company's stated objective is to manage these expenses to a targeted level of no more than 3% of sales. Research and development expense for the 1995 third quarter increased 8% from 1994 levels. 1995 spending has been primarily directed toward the support of new sunglass, contact lens, and pharmaceutical products.

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

Business Segment And Operating Earnings

    Business segment earnings of $94 million for the 1995 third quarter improved $39 million from 1994. This primarily reflected improved operating results for oral care products, skin care products, contact lenses, hearing aids and prescription pharmaceuticals. Operating earnings totaled $82 million, an increase of $37 million from the prior year period.

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

    The Company's reported income tax rates for the three- and nine-month periods were 37.0% and 36.6% in 1995 compared to 33.5% and 32.8% in 1994, respectively. 1994 rates benefited from a reduction in statutory tax rates in Germany for which the Company recorded an adjustment to its deferred tax liabilities. 1995 rates reflected the increased significance of earnings in countries with relatively higher statutory rates, most notably Japan and Germany.


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

Working Capital

    Working capital amounted to $262 million for the third quarter of 1995, versus $277 million at year-end 1994 and $301 million for the third quarter of 1994. The current ratio was 1.4 at September 30, 1995, December 31, 1994 and September 24, 1994.


OTHER FINANCIAL DATA

    Dividends declared on Common stock were $0.26 per share in the third quarter of 1995 and $0.245 per share in the third quarter of 1994. As a result of the goodwill impairment charge recorded in December 1994 and lower earnings performance reported during the most recent twelve-month period, the return on average shareholders' equity for the twelve-month period ended September 30, 1995 was 6%. This return was 11% for the twelve-month period ended September 24, 1994. Excluding goodwill impairment and restructuring charges, the return on average shareholders' equity would have been 11% in 1995 versus 14% in 1994.

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

            (12) Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith).

            (27)    Financial Data Schedule (filed herewith)




Exhibit 11

Statement Regarding Computation of Per Share Earnings

Dollars And Shares In Thousands-
Except Per Share Data
                                   NINE MONTHS ENDED
                               September 30    September 24
                                 1995            1994*

Net earnings                    $115,387         $93,199
                                ========         =======

Actual outstanding Common
    shares at beginning
    of year                       58,992          59,118


Average Common shares
    issued for stock
    options and effects
    of assumed exercise
    of common stock
    equivalents and
    repurchase of
    Common shares                   (745)            669
                                  -------          ------

Average Common shares
    outstanding                   58,247          59,787
                                 =======          ======

Net earnings per Common
    and common share
    equivalent                  $   1.98         $  1.56
                                  =======          ======

*Results have been restated as more fully described in Note A -
"Restatement of Financial Information".



Exhibit 12

Statement Regarding Computation of Ratio of Earnings to
Fixed Charges

Dollar Amounts In Thousands
                                 September 30,  December 31,
                                     1995         1994*

Earnings before provision
    for income taxes and
    minority interest            $207,011       $116,342

Fixed charges                      36,420         42,954

Capitalized interest, net
    of current period
    amortization                      195            260
                                  -------        -------

Total earnings as adjusted       $243,626       $159,556
                                  =======        =======

Fixed charges:
    Interest (including
    interest expense and
    capitalized interest)        $ 34,999       $ 41,379

    Portion of rents
    representative of the
    interest factor                 1,421          1,575
                                  -------        -------

Total fixed charges              $ 36,420       $ 42,954
                                  =======        =======


Ratio of earnings to fixed
    charges                          6.69            3.71<F1>
                                  =======        =======


*Results have been restated as more fully described in Note A -
"Restatement of Financial Information".

<F1>Excluding the effect of the goodwill impairment charge
    recorded in the fourth quarter of 1994, the ratio of earnings to fixed charges at December 31, 1994 would have been 5.46.
