Form 10-K/A
period 1993-12-25
BAUSCH & LOMB INC
filed 1996-03-27
CIK 10427

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________


FORM 10-K/A

Amendment No. 2 to Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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


[Cover page 2 of 2 pages]




FORM 10-K/A


AMENDMENT NO. 2

TO

ANNUAL REPORT ON FORM 10-K


OF BAUSCH & LOMB INCORPORATED



     This Amendment No. 2 is being filed to amend the Annual Report on Form 10-K for the year ending
December 25, 1993, filed with the Securities and Exchange Commission (the "Commission") by Bausch & Lomb
Incorporated (the "Company") on March 24, 1994, as amended by the Form 10-K/A for the year ending
December 25, 1993 filed with the Commission on March 15, 1996 (together, the "1993 10-K"), as follows:

     Item 14(c) "Item 601 Exhibits" of the 1993 10-K is being amended hereby by filing Exhibit 13, pages 22 through 32 and 34 through 65 of the Bausch & Lomb
1993 Annual Report to Shareholders for the fiscal year ended December 25, 1993. With the exception of the pages of the Annual Report specifically incorporated by reference into the 1993
10-K, the Annual Report is not deemed to be filed as a part of this Report on Form 10-K/A.

     Except as described above, the Amendment makes no changes to Item 14(c)of the 1993 10-K nor to any of the documents listed in Item 14(c) and filed as part of the 1993 10-K. Exhibit 13 has been filed with this Amendment.
All other Exhibits to the 1993 10-K were filed with the 1993 10-K, are not amended by the Amendment and are not included with this Amendment.

     Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities and Exchange Act of 1934, as amended, the complete text of Item 14(c), as amended, is included in this Amendment.


Part IV

Item 14(c)  ITEM 601 EXHIBITS

     Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed with the 1993 10-K and such listing is incorporated herein by reference. Each of Exhibits (10)-a through (10)-u is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.






SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

               BAUSCH & LOMB INCORPORATED

Date:  March 26, 1996    By:/s/ Stephen A. Hellrung
                         Stephen A. Hellrung
                         Senior Vice President, Secretary
                         and General Counsel