Form 10-K
period 1995-12-30
BAUSCH & LOMB INC
filed 1996-03-29
CIK 10427

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________


FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

_____________________


For the fiscal year ended	        Commission file number
    December 30, l995                    1-4105



BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)


        NEW YORK	              			      16-0345235
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)	      Identification No.)


ONE BAUSCH & LOMB PLACE, ROCHESTER, NEW YORK    14604-2701
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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

	The aggregate market value (based on the consolidated tape closing price on February 27, 1996) of the voting stock held by non-affiliates of the registrant was $2,167,628,290. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and corporate officers. Such interpretation is not intended to be, and should not be construed to be, an admission by Bausch & Lomb Incorporated or such directors or corporate officers that such directors and corporate officers are "affiliates" of Bausch & Lomb
Incorporated, as that term is defined under the Securities Act of 1933.

	The number of shares of common stock of the registrant, outstanding as of February 27, 1996 was 56,800,556, consisting of 56,031,154 shares of Common Stock and 769,402 shares of Class B Stock, which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.


DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II   	The Bausch & Lomb 1995 Annual Report to
Shareholders for fiscal year ended December 30, 1995 ("Annual Report"). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as a part of this Report on Form 10-K.

Part III		Bausch & Lomb Incorporated Proxy Statement, dated
April 11, 1996 ("Proxy Statement"). With the exception of the pages of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.

[Cover page 2 of 2 pages]

TABLE OF CONTENTS

PART I									PAGE

Item  1.	  Business ................................   2

Item  2.	  Properties ..............................   5

Item  3.	  Legal Proceedings .......................   6

Item  4.	  Submission of Matters to a Vote
       		  of Shareholders .........................   7

PART II

Item  5.	  Market for Bausch & Lomb Incorporated's
       		  Common Stock and Related Shareholder
		         Matters .................................   8

Item  6.	  Selected Financial Data .................   8

Item  7.	  Management's Discussion and
       		  Analysis of Financial Condition
		         and Results of Operations................   8

Item  8.	  Financial Statements and
       		  Supplementary Data ......................   8

Item  9.	  Changes in and Disagreements
       		  with Accountants on Accounting
		         and Financial Disclosure ................   8

PART III

Item 10.	  Directors and Executive Officers
       		  of Bausch & Lomb Incorporated............   9

Item 11.	  Executive Compensation ..................  10

Item 12.	  Security Ownership of Certain
       		  Beneficial Owners and Management ........  10

Item 13.	  Certain Relationships and
       		  Related Transactions ....................  10

PART IV

Item 14.	  Exhibits, Financial Statement
       		  Schedule, and Reports on Form 8-K ......  11

Signatures .........................................  12
Schedules .........................................   S-1
Exhibit Index .....................................   E-1
Exhibits............ (Attached to this Report on Form 10-K)

PART I

ITEM 1.  BUSINESS


(a)	GENERAL DEVELOPMENT OF BUSINESS

	Bausch & Lomb Incorporated is a world leader in the development, manufacture and marketing of products and services for the healthcare and optics fields.

	Bausch & Lomb was incorporated in the State of New York in 1908 to carry on a business which was established in 1853. Its principal executive offices are located in Rochester, New York. Unless the context indicates otherwise, the terms "Bausch & Lomb" and "Company" as used herein refer to Bausch & Lomb Incorporated and its consolidated subsidiaries. Highlights of the general development of the business of Bausch & Lomb during 1995 are discussed below.

	The Company experienced a second difficult year in 1995; however, the management of the Company is committed to improving financial performance as outlined in its three-year strategic plan. Sales increased to $1,932.9 million, 2% above the 1994 amount of $1,892.7 million. Excluding revenues for a sports optics business that was divested in 1995, sales from continuing product lines reached $1,914.6 million, a gain of 7% over the 1994 amount of $1,781.7 million. Net earnings for 1995 amounted to $112.0 million or $1.94 per share compared to the amounts of $31.1 million or $.52 per share in 1994. Results for both periods were impacted by costs for restructuring and goodwill impairment charges as described below. The 1995 amounts also include a gain on the sale of the sports optics business. Net earnings were $108.6 million or $1.88 per share in 1995, excluding restructuring charges and the gain on the sports optics divestiture, compared to $106.1 million or $1.78 per share in 1994, excluding goodwill impairment charges.

	In May 1995, the Company sold its Sports Optics Division to Worldwide Sports & Recreation, Inc., an affiliate of Pexco Holdings. Total consideration included approximately $78 million in cash paid at closing, plus future payments and securities of Worldwide Sports & Recreation, Inc. The Sports Optics Division marketed a full line of binoculars, riflescopes, telescopes, spotting scopes and sporting glasses under well-known brand names including Bushnell, Jason and Bausch & Lomb. The Company recorded a non-recurring gain of $20.8 million after taxes, or $.36 per share, on the sale.

	In July 1995, the Company announced a commitment of more than $30 million to install the next generation of soft contact lens manufacturing technology. This capital investment for new equipment follows the successful completion of the first phase of a joint development program with IBM for systems design and prototype production. The new technology will significantly reduce the unit manufacturing cost of the Company's soft contact lens products and substantially increase its contact lens unit production capacity. The new technology will initially be used to make its new high-water frequent replacement product, SofLens66.

	In December 1995, the Company announced that Daniel E. Gill, chairman and chief executive officer, elected to retire from the Company. Mr. Gill served as chairman and chief executive officer for 13 years and had 17 years of service with the Company. Mr.
Gill also retired from the Company's Board of Directors.
Concurrent with this announcement, the Company named William M. Carpenter president and chief operating officer. Mr. Carpenter joined the Company in March 1995 as executive vice president and global business manager - eyewear. William H. Waltrip, an outside director of the Company, was named chairman and chief executive officer in January 1996. Mr. Waltrip is chairman of Technology Solutions Company and has been a director of the Company since 1985.

	In January 1996, the Company announced it had restated its 1993 and 1994 financial results. The action was taken as a result of an ongoing investigation which identified uncertainties surrounding the execution of a 1993 fourth quarter contact lens sales program and the improper recording of 1993 sunglass sales in Southeast Asia. Restatement of the contact lens distributor program reduced Bausch & Lomb's originally reported 1993 sales and net income by $22.3 million and $11.0 million, respectively, while reversal of the sunglass sales in the Southeast Asia region reduced previously reported 1993 sales by $19.8 million and net income by $6.6 million. In total, this restatement reduced 1993 earnings per share by $.29. The restatement increased the Company's reported 1994 sales and net income by corresponding amounts, but had no effect whatsoever on the Company's 1995 financial results.

	In December 1995, the Board of Directors approved certain restructuring actions and the Company recorded certain charges affecting 1995 results. The Company recorded a $26.7 million restructuring provision, reducing net earnings by $.30 per share, to cover actions being taken to enhance future financial performance. More than half of the reserve, approximately $16 million, relates to severance and plant closure costs associated with a reconfiguration of manufacturing processes, plus some consolidation of administrative functions, in the Company's eyewear business. The remainder stems from a partial consolidation of various administration and production activities for the Company's Charles River Laboratories subsidiary; losses on disposition of assets related to elective strategy changes in the traditional contact lens business; costs related to the elimination of approximately 35 corporate staff positions; and the sale of a Company airplane.

	The Company also reduced 1995 earnings for litigation provisions of $14.2 million or $.24 per share after taxes and the recognition of retirement and other benefits for former chairman and chief executive officer, Daniel E. Gill, amounting to $4.4 million or $.08 per share after taxes.

	In January 1996, the Company entered into an agreement to acquire Arnet Optic Illusions, Inc., a designer, manufacturer and marketer of high-performance sunglasses and goggles, which competes in market segments with specialty products where the Company is not currently represented.

	In February 1996, the Company acquired Award plc, a Scotland-based company which manufactures and markets a high-water, daily disposable soft contact lens. The Company also acquired worldwide rights to patents held by BTG plc, a technology transfer company, for methods used in Award's manufacturing process. The patented cast-mold manufacturing technology and highly efficient distribution process used by Award are specifically designed to respond to the high volumes, short cycle times and low unit costs needed to make single-use contact lens wear practical and affordable for consumers.

(b)	FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

	Information concerning sales, business segment earnings and identifiable assets attributable to each of Bausch & Lomb's reportable industry segments is set forth on pages 28-33 and 50-
51 of the Annual Report which are incorporated herein by reference.

(c)	NARRATIVE DESCRIPTION OF BUSINESS

	Bausch & Lomb's operations have been classified into two industry segments: Healthcare and Optics. Below is a description of each segment and information to the extent that it is material to an understanding of the Company's business taken as a whole. In addition, pages 18-26 of the Annual Report are incorporated herein by reference.


Healthcare

	The Healthcare segment includes personal health, medical and biomedical products. In the personal health sector, major lines include solutions used for the care of contact lenses and for the relief of eye irritation, contact lens accessories, certain over-the-counter pharmaceutical products, oral care products and Curel and Soft Sense skin care products. Medical products include contact lenses and lens materials, prescription drugs, hearing aids and dental implants. Biomedical products include purpose-bred laboratory animals for biomedical research, products derived from specific pathogen-free eggs and a variety of other biotechnical and professional services provided to the scientific research community.

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

Optics

	The principal products of the Company's Optics segment include sunglasses and optical thin film services and products.

	Optical products are distributed worldwide through distributors, wholesalers, manufacturer's representatives, and independent sales representatives. These products are also distributed through the Company's sales force to optical stores, department stores, catalog showrooms, mass merchandisers, sporting goods stores and, in the case of optical thin films, to a variety of industrial customers.


Raw Materials and Parts; Customers

	Materials and components in both of the Company's industry segments are purchased from a wide variety of suppliers and the loss of any one supplier would not adversely affect the Company's business to a significant extent. No material part of the Company's business taken as a whole is dependent upon a single or a few customers in either of its industry segments. However, in the Optics segment, 15% of sales are attributable to Sunglass
Hut.


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

	In the healthcare segment, Bausch & Lomb has developed significant consumer, eye care professional and dental care professional recognition of products sold under the Bausch & Lomb, Sensitive Eyes, ReNu, Boston, SeeQuence, Medalist, The Boston Lens, Optima, SofLens, Charles River, VAF/Plus, Dr. Mann and Interplak trademarks. Bausch & Lomb, Ray-Ban, Revo and Wayfarer are trademarks receiving substantial consumer recognition in the optics segment.


Seasonality and Working Capital

	Some seasonality exists for the Interplak line of power toothbrushes in the Healthcare segment and for sunglasses in the Optics segment. During some periods, the accumulation of inventories of such products in advance of expected shipments reflects the seasonal nature of the products. In general, the working capital practices followed in each of the Company's industry segments are typical of those businesses.


Competition

	Each industry is highly competitive in both U.S. and non-U.S. markets. In both of its segments, Bausch & Lomb competes on the basis of product performance, quality, technology, price, service, warranty and reliability. In the Optics segment, the Company also competes on the basis of style.


Research and Development

	Research and development constitutes an important part of Bausch & Lomb's activities. In 1995, the Company's research and development expenditures totaled $66 million, as compared to $60 million in 1994 and $58 million in 1993.


Environment

	Although Bausch & Lomb is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 1995 and are not anticipated to be material in 1996 or 1997.


Number of Employees

	Bausch & Lomb employed approximately 14,000 persons as of December 30, 1995.

(d)	FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
AND EXPORT SALES

	Information as to sales, operating earnings and identifiable assets attributable to each of Bausch & Lomb's geographic regions, and the amount of export sales in the aggregate, is set forth on page 50 of the Annual Report and is incorporated herein by reference.

ITEM 2.  PROPERTIES

	The principal manufacturing, distribution and production facilities and other important physical properties of Bausch & Lomb at March 1, 1996 are listed hereafter and grouped under the principal industry segment to which they relate. Certain properties relate to more than one industry segment. Except where otherwise indicated by footnote, all properties shown are held in fee and are not subject to major encumbrances.

HEALTHCARE

Manufacturing Plants		                Distribution Centers

Yorba Linda, CA (2)			                Yorba Linda, CA (2)
Sarasota, FL (1)			                   Preston, CT (2)
Tampa, FL					                        Tampa, FL
Wilmington, MA (2)			                 Wilmington, MA (2)
Golden Valley, MN (1)		               Golden Valley, MN (1)
Rochester, NY (1),(2)		               Reinholds, PA (2)
  (Optics Center)			                  Greenville, SC (2)
Greenville, SC				                    Lynchburg, VA (2)
North Ryde, Australia (2)	            Livingston, Scotland (2)
Porto Alegre, Brazil
Kitchener, Ontario,
  Canada (2)
Beijing, China (2)
Berlin, Germany
Bhiwadi, India
Waterford, Ireland (2)
Milan, Italy
Umsong-Gun (Seoul), Korea
Livingston, Scotland (2)
Barcelona, Spain
Madrid, Spain
Hastings, United Kingdom


Production Facilities

Hollister, CA (2)			                    Brussels, Belgium
Lebanon, CT				                         St. Constant, Canada
Preston, CT				                         Margate, England
Storrs, CT				                          Regis Bognor, England (2)
Voluntown, CT				                       Lyons, France
Summerland Key, FL (2)		                St. Aubin-les Elbeuf, France
Colbert, GA (2)			                      Extertal, Germany
Roanoke, IL (2)			                      Kisslegg, Germany
Windham, ME				                         Sulzfeld, Germany
Southbridge, MA (2)			                  Calco, Italy
West Brookfield, MA (2)		               Atsugi, Japan
Wilmington, MA				                      Hino, Japan
Portage, MI				                         Tskuba, Japan (2)
O'Fallon, MO				                        Someren, Netherlands
Raleigh, NC		                         		Barcelona, Spain (2)
Hampton, NH (2)			                      Uppsala, Sweden (2)
Pittsfield, NH
Newfield (Lakeview), NJ
Stone Ridge (Kingston), NY
Charleston, SC (2)
Oregon, WI

OPTICS

Manufacturing Plants		                 Distribution Centers

Sunnyvale, CA (2)			                   Sunnyvale, CA (2)
Oakland, MD				                        San Clemente, CA (2)
Rochester, NY (1),(2)		                Rochester, NY (1),(2)
 (Optics Center)			                     (Optics Center)
Rochester, NY				                      San Antonio, TX
 (Frame Center)			                     Richmond Hill, Ontario,
San Antonio, TX			                      Canada (2)
North Ryde, Australia (2)
Guangzhou, China (2)
New Territories, Hong Kong (2)
Bhiwadi, India (2)
Waterford, Ireland (2)
Nuevo Laredo, Mexico (2)


CORPORATE FACILITIES

	Rochester, NY
	  One Bausch & Lomb Place (2)
	  Optics Center (1),(2)
	  1295 Scottsville Road (2)

(1)	This facility is financed under a tax-exempt financing
agreement.
(2)	This facility is leased.

	Bausch & Lomb considers that its facilities are suitable and adequate for the operations involved. All facilities are being productively utilized.

ITEM 3.  LEGAL PROCEEDINGS

1.	In June 1994, five separate shareholder actions against the
Company and its former Chief Executive Officer and Chairman,
Daniel E. Gill, were filed in the Western and Southern Districts of New York and an additional action, naming the Company, Mr.
Gill and four other officers was filed in January 1995. In September 1995, the parties agreed to consolidate the actions and plaintiffs have filed several amended complaints. Plaintiffs seek to represent two classes, including all persons who purchased stock during a nine-month period prior to a June 3, 1994 announcement that the Company was undertaking efforts to re-balance distributor inventories and shareholders who purchased shares between June 4, 1994, and January 25, 1995, alleging that the Company artificially inflated the value of its stock by making false and misleading statements about expected financial results. The Company is vigorously defending itself against these claims.

2.	On December 28, 1994, following an article in Business Week
magazine questioning the Company's accounting treatment of a fourth quarter 1993 sales program initiated by the Contact Lens Division, the Company received a request from the Securities and Exchange Commission (SEC) for information in connection with an inquiry being conducted by the SEC. Since then, the Company has received additional requests for information from the SEC staff, including those with respect to the Company's global eyewear business. The Company has provided documents and Company personnel have testified. The Company is cooperating with the SEC's continuing investigation and is unable to predict the outcome of this proceeding.

3.	In November 1994, the United States District Court for the
Northern District of Alabama certified a nationwide class of purchasers of Optima FW and Medalist lenses during the period January 1, 1991 through November 1, 1994 to pursue claims relating to the Company's marketing and sale of the Optima FW, Medalist and SeeQuence2 contact lens systems. Plaintiffs allege that the Company misled consumers by packaging the same lens under three different names for three different prices.
Plaintiffs seek compensatory and punitive damages in an unspecified amount. A trial is likely in the first half of 1996. Another action raising substantially similar claims and filed in California state court in October 1994 has been stayed pending the trial of this action. A working group of state attorneys general, representing the interests of 18 states, also requested documents regarding the Company's pricing, labeling and advertising of Optima FW, Medalist and SeeQuence2 lenses. The State of Florida has indicated that it will pursue an investigation independent of the working group and has served a subpoena seeking documents relating to the marketing and sale of contact lenses and contact lens solutions. The Company continues to vigorously defend the marketing of these lens systems.

4.	In May and June 1995, the Company was served with several
proposed class action complaints in New York, New Jersey, Pennsylvania and California, alleging that the Company misled consumers in its marketing and sale of Sensitive Eyes Rewetting Drops and Saline Solution and Bausch & Lomb Eyewash. Pending a motion to certify a class in the New York action, the other actions were stayed. The Company stipulated to certification of a nationwide class of purchasers of Sensitive Eyes Rewetting Drops, Boston Rewetting Drops, ReNu Rewetting Drops and Bausch & Lomb Eyewash between May 1, 1989 and June 30, 1995 in the New York action. In exchange plaintiffs agreed to seek dismissal of their actions in other states. Another action, which was filed by a separate group of plaintiffs' attorneys in state court in California, was stayed by the court pending further review. The Company vigorously defends the marketing of these products.

5.	In June 1994, the Florida Attorney General, acting on behalf of disposable contact lens consumers in the State of Florida, filed an antitrust action against the Company and others in the United States District Court for the Middle District of Florida.
The complaint challenges the Company's long-standing policy of selling contact lenses only to licensed professionals.
Plaintiffs allege that the policy was adopted in conspiracy with others to eliminate alternative channels of trade from the disposable lens market. The Florida Attorney General seeks treble damages on behalf of all purchasers of contact lenses, whether from the Company or others, a $1 million penalty and injunctive relief. A number of consumer class actions have been consolidated in the Middle District of Florida and actions are pending in California, Alabama and Tennessee state courts. The complaints make similar allegations and seek similar relief on behalf of consumers outside the State of Florida. The Company defends its policy as a lawfully adopted means of insuring effective distribution of its products and safeguarding consumers' health.

6.	In 1995, the Company established additional provisions for,
among other things, the costs and expenses associated with certain litigation against the Company. One of the matters related to litigation arising from the marketing and sale of Miracle-Ear hearing aids manufactured and sold by the Company's Dahlberg Inc. subsidiary between January 1989 and January 1994.
In November 1995, settlements of class actions in Minnesota and Alabama and an action by the FTC were approved. The provision balance is deemed adequate to satisfy the settlements in these matters as well as the costs and expenses reasonably estimable with regard to the other pending matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

	Inapplicable.

PART II


ITEM 5.  MARKET FOR BAUSCH & LOMB INCORPORATED'S COMMON
STOCK AND RELATED SHAREHOLDER MATTERS

	The sections entitled "Dividends" and "Quarterly Stock
Prices" and table entitled "Selected Financial Data" on pages
41, 42 and 66-67, respectively, of the Annual Report are incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

	The table entitled "Selected Financial Data" on pages 66-67, of the Annual Report is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The section entitled "Financial Review" on pages 28-42 of the Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The financial statements, including the notes thereto, together with the sections entitled "Report of Independent Accountants" and "Quarterly Results" of the Annual Report included on pages 43-65 and 42, respectively, are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	Inapplicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
BAUSCH & LOMB INCORPORATED

	Information with respect to non-officer directors is included in the Proxy Statement on pages 3-6, and such information is incorporated herein by reference. Set forth below are the names, ages (as of March 1, 1996), positions and offices held by, and a brief account of the business experience during the past five years of, each executive officer.


Name and Age			    Position

William H. Waltrip (58)	Chairman and Chief Executive Officer
since January 1996; Chairman of Technology Solutions Company since 1993; Chief Executive Officer, Technology Solutions Company (1993-1995); Chairman and Chief Executive Officer of Biggers Brothers, Inc. (1991-1993); Consultant to private industry (1988-
1991).

William M. Carpenter (43) President and Chief Operating Officer since December 1995; Executive Vice President, Global Business Manager, Eyewear since March 1995; President and Chief Executive Officer, Reckitt and Colman, Inc. (1994-1995); President and Chief Operating Officer, Reckitt and Colman, Inc. (1992-1994); President, Household Products Division, Reckitt and Colman, Inc. (1991-1992).

Daniel E. Gill (59)		(Retirement Date January 31, 1996)
Chairman since 1982, Chief Executive Officer since 1981 and
Director since l978.

James C. Foster (45)	Senior Vice President since December
1994 and President and Chief Executive Officer of Charles River Laboratories, Inc., a subsidiary of the Company, since 1991; Vice President (1991-1994); Executive Vice President, Charles River Laboratories, Inc. (1989-1991).

Stephen A. Hellrung (48)	Senior Vice President since March 1995;
Secretary since December 1994; Vice President and General Counsel
(1985-1994).

Jay T. Holmes (53)	(Retirement Date May 10, 1996) Executive Vice
President since March 1995 and Chief Administrative Officer since December 1994; Senior Vice President (1983-March 1995); Corporate Affairs (1983-1994); Secretary (1981-1994); Director since 1986.

James E. Kanaley (54)	Senior Vice President since 1985 and
President, Personal Products Division; Global Business Manager,
Lens Care Products since December 1994; President, Personal
Products Division (1987-1994).

Alex Kumar (48)		Senior Vice President, International
Operations since December 1994; Vice President (1989-1994);
President, Europe, Middle East and Africa Division (1989-1994).

Stephen C. McCluski (43)	Senior Vice President, Finance since
February 1995; Vice President and Controller (1994); President,
Outlook Eyewear Company (1992-February 1994); Vice President,
Controller, Eyewear Division (1989-1992).

Robert J. Palmisano (51)	(Resignation Date November 3, 1995)
Senior Vice President since 1992 and President, Eyewear Division since 1988; Vice President (1984-1992).

Thomas M. Riedhammer (47) Senior Vice President, Worldwide Pharmaceutical, Surgical, and Hearing Care Products since December 1994; Vice President (1993-1994); President, Worldwide Pharmaceuticals (1994); President, Pharmaceutical Division (1992-
1993); Vice President, Research and Development, Pharmaceutical Division (1991-1992); Vice President, Paco Pharmaceutical Services, Inc., and President, Paco Research Corporation (1986-
1991).

Carl E. Sassano (46)	Senior Vice President since 1992 and
President, Contact Lens Division since September 1994; Global Business Manager, Contact Lens Products since December 1994; Vice President (1986-1992); President, Polymer Technology Corporation, a subsidiary of the Company (1983-1992).

Deborah K. Smith (48)	Senior Vice President, Human Resources
since April 1995; Corporate Vice President, Global Human Resources Initiatives, Xerox Corporation (1994-1995); Vice President, Human Resources and Support Services, Development and Manufacturing Group and Corporate Strategic Services, Xerox Corporation (1988-1994).

Franklin T. Jepson (48)	Vice President, Communications and
Investor Relations since 1986.

Jurij Z. Kushner (45)	Vice President and Controller since
February 1995; Vice President, Operations, Personal Products Division (1994-1995); Vice President and Controller, Personal Products Division (1992-1994); Staff Vice President, Financial Planning and Analysis (1986-1992).

	James C. Foster is the son of Henry L. Foster, a Senior Vice President of the Company. All officers serve on a year-to-year basis through the day of the annual meeting of shareholders of the Company, and there is no arrangement or understanding between any of the officers of the Company and any other persons pursuant to which such officer was selected as an officer.


ITEM 11.  EXECUTIVE COMPENSATION

	The portions of the "Executive Compensation" section entitled "Report of the Committee on Management", "Compensation Tables" and "Defined Benefit Retirement Plans", the second through fourth paragraphs of the section entitled "Board of Directors", and the second paragraph of the section entitled "Related Transactions and Employment Contracts" included in the Proxy Statement on pages 9-18, 1-2, 18, respectively, are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The section entitled "Security Ownership of Certain
Beneficial Owners and Management" in the Proxy Statement on pages
7-8 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The first paragraph of the section entitled "Related
Transactions and Employment Contracts" and the section entitled "Employment Contracts, Termination of Employment and Change of Control Arrangements" on pages 18-19 of the Proxy Statement are incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

	The following documents or the portions thereof indicated are filed as a part of this report.

(a)	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS.

1.  Data incorporated by reference in           Page in
    Item 8 from the Annual Report            Annual Report

    Report of Independent Accountants			          65

    Balance Sheet at December 30, 1995
      and December 31, 1994					                  44

    For the years ended December 30, 1995,
      December 31, 1994 and December 25, 1993:

	     Statement of Earnings				                   43

	     Statement of Cash Flows				                 45

    Notes to Financial Statements				             46-64

2.  Filed herewith

    Report of Independent Accountants
      on Financial Statement Schedules		          Exhibit (24)

    For the years ended December 30, 1995,
      December 31, 1994 and December 25,
      1993:

    SCHEDULE II- Valuation and Qualifying         Page S-1
	    Accounts

	All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)	REPORTS ON FORM 8-K

	Inapplicable.

(c)	ITEM 601 EXHIBITS

	Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference. Each of Exhibits (10)-a through (10)-z is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                			BAUSCH & LOMB INCORPORATED

Date:  March 28, 1996	             By:/s/William H. Waltrip
					                              Chairman and
					                              Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                			Principal Executive Officer

Date:  March 28, 1996              By:/s/William H. Waltrip
					                              William H. Waltrip
					                              Chairman,
                              					Chief Executive Officer
					                              and Director

                                			Principal Financial Officer

Date:  March 28, 1996              By:/s/ Stephen C. McCluski
					                              Stephen C. McCluski
					                              Senior Vice President,
					                              Finance

                               			Controller

Date:  March 28, 1996	            By:/s/ Jurij Z. Kushner
					                             Jurij Z. Kushner,
					                             Vice President and Controller

                          Directors
			                       Franklin E. Agnew
			                       William Balderston III
			                       Bradford R. Boss
			                       Jay T. Holmes
			                       Ruth R. McMullin
			                       John R. Purcell
			                       Linda Johnson Rice
			                       Alvin W. Trivelpiece
			                       William H. Waltrip
			                       Kenneth L. Wolfe

Date:  March 28, 1996	            By:/s/Jay T. Holmes
					                             Jay T. Holmes
					                             Attorney-in-Fact and
                             					Director


Bausch & Lomb Incorporated

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Reserves for
Doubtful Accounts
(Dollar amounts    December 30,   December 31,   December 25,
in thousands)         1995           1994*          1993*
_____________________________________________________________


Balance at       $  16,830      $  13,753      $  11,834
beginning of year

Activity for the year:

Provision charged    8,253          8,007          4,220
to income

(Reductions)/         (821)         1,769          1,224
additions resulting
from (divestiture)/
acquisition activity

Accounts written   (10,194)        (7,696)        (4,418)
off

Recoveries on          634            997            893
accounts previ-
ously written
off

Reclassifi-         (3,470)            --             --
cations<F1>

Balance at end   $  11,232      $  16,830      $  13,753
of year

*Results have been restated as more fully described in Note 2 -
"Restatement of Financial Information".

<F1> Represents reserves related to trade receivables which have been reclassified to Notes Receivable.

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

	(10)-b		The Bausch & Lomb Incorporated Executive
Incentive Compensation Plan (filed as Exhibit (10)-b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4105, and incorporated herein by reference).

	(10)-c		Amendment to the Bausch & Lomb Incorporated
Executive Incentive Compensation Plan (filed herewith).

	(10)-d		The Bausch & Lomb Supplemental Retirement
Income Plan I, as restated (filed as Exhibit (10)-e to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 29, 1990, File No. 1-4105, and incorporated herein by reference).

	(10)-e		The Bausch & Lomb Supplemental Retirement
Income Plan II, as restated (filed as Exhibit (10)-f to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4105, and incorporated herein by reference).

	(10)-f		The Bausch & Lomb Supplemental Retirement
Income Plan III (filed as Exhibit (10)-g to the Company's Annual
Report on Form 10-K for the fiscal year ended December 26, 1992, File No. 1-4105, and incorporated herein by reference).

	(10)-g		The Bausch & Lomb Incorporated Long Term
Incentive Program, as restated (filed as Exhibit (10)-g to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1985, File No. 1-4105, and incorporated herein by reference).

	(10)-h		Amendment to the Bausch & Lomb Incorporated
Long Term Incentive Program (filed as Exhibit (10)-i to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1988, File No. 1-4105, and incorporated herein by reference).

	(10)-i		The Bausch & Lomb Incorporated Management
Executive Incentive Plan (filed as Exhibit (10)-h to the
Company's Annual Report on Form 10-K for fiscal year ended
December 31, 1994, File No. 1-4105, and incorporated herein by reference).

	(10)-j		Amendment to the Bausch & Lomb Incorporated
Management Executive Incentive Plan (filed herewith).

	(10)-k		The Bausch & Lomb Supplemental Management
Executive Incentive Plan (filed as Exhibit (10)-i to the
Company's Annual Report on Form 10-K for fiscal year ended
December 31, 1994, File No. 1-4105, and incorporated herein by reference).

	(10)-l		Amendment to the Bausch & Lomb Supplemental
Management Executive Incentive Plan (filed herewith).

	(10)-m		The Bausch & Lomb Incorporated Long Term
Performance Stock Plan I (filed as Exhibit (10)-j to the
Company's Annual Report on Form 10-K for fiscal year ended
December 31, 1994, File No. 1-4105, and incorporated herein by reference).

	(10)-n		Bausch & Lomb Incorporated Long Term
Performance Stock Plan II, as amended (filed as Exhibit (10)-i to the Company's Annual Report on Form 10-K for fiscal year ended December 25, 1993, File No. 1-4105 and incorporated herein by reference).

	(10)-o		The 1982 Stock Incentive Plan of Bausch &
Lomb Incorporated (filed as Exhibit III-F to the Company's Annual
Report on Form 10-K for the fiscal year ended December 26, 1982, File No. 1-4105, and incorporated herein by reference).

	(10)-p		Amendment to the 1982 Stock Incentive Plan of
Bausch & Lomb Incorporated (filed as Exhibit (10)-l to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1988, File No. 1-4105, and incorporated herein by reference).

	(10)-q		Amendment to the 1982 Stock Incentive Plan of
Bausch & Lomb Incorporated (filed as Exhibit (10)-k to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 29, 1990, File No. 1-4105, and incorporated herein by reference).

	(10)-r		The 1987 Stock Incentive Plan of Bausch &
Lomb Incorporated (filed as Exhibit I.B to the Company's
Registration Statement on Form S-8, File No. 33-15439, and incorporated herein by reference).

	(10)-s		Amendment to the 1987 Stock Incentive Plan of
Bausch & Lomb Incorporated (filed as Exhibit (10)-n to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1988, File No. 1-4105, and incorporated herein by reference).

	(10)-t		Amendment to the 1987 Stock Incentive Plan of
Bausch & Lomb Incorporated (filed as Exhibit (10)-n to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 29, 1990, File No. 1-4105, and incorporated herein by reference).

	(10)-u		The 1990 Stock Incentive Plan of Bausch &
Lomb Incorporated, as amended (filed as Exhibit (10)-o to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4105, and incorporated herein by reference).

	(10)-v		The Bausch & Lomb Incorporated Director
Deferred Compensation Plan, as restated (filed as Exhibit (10)-p to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105, and incorporated herein by reference).

	(10)-w		The Bausch & Lomb Incorporated Executive
Deferred Compensation Plan, as restated (filed as Exhibit (10)-q to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105, and incorporated herein by reference).

	(10)-x		The Bausch & Lomb Incorporated Executive
Benefit Plan, as amended (filed as Exhibit (10)-t to the Company's Annual Report on Form 10-K for the fiscal year ended
December 29, 1990, File No. 1-4105, and incorporated herein by reference).

	(10)-y		The Bausch & Lomb Incorporated Executive
Security Program (filed as Exhibit (10)-s to the Company's Annual
Report on Form 10-K for the fiscal year ended December 30, 1989, File No. 1-4105, and incorporated herein by reference).

	(10)-z		The Bausch & Lomb Retirement Benefit
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

	(27)			Financial Data Schedule (filed herewith).