Form 10-Q
period 1996-03-30
BAUSCH & LOMB INC
filed 1996-05-14
CIK 10427

1



SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended
March 30, 1996

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

                Yes     X    .          No          .

The number of shares of Common stock of the registrant, outstanding as of March 30, 1996 was 56,752,608, consisting of 55,977,987 shares of Common stock and 774,621 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.



                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Unaudited consolidated financial statements for the first quarters of 1996 and 1995 of Bausch & Lomb Incorporated and Consolidated Subsidiaries are presented on the following pages. The audited balance sheet at December 30, 1995 is presented for comparative purposes. Financial statements for the three months ended March 30, 1996 have been prepared by the Company in accordance with its usual accounting policies and are based in part on approximations.

In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles have been included. All such adjustments were of a normal recurring nature.



BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF EARNINGS

Dollar Amounts In Thousands - Except Per Share Data
                                              First Quarter Ended
                                         March 30,            April 1,
                                            1996                1995
Net Sales                               $469,268            $465,601

Costs And Expenses
 Cost of products sold                   207,889             218,365
 Selling, administrative and general     197,322             190,065
 Research and development                 17,774              14,923
                                         -------             -------
                                         422,985             423,353
                                         -------             -------
Operating Earnings                        46,283              42,248
                                         -------             -------
Other (Income) Expense
 Investment income                       (9,714)             (9,999)
 Interest expense                         12,318              12,139
 Loss (gain) from foreign currency, net     (49)               1,592
                                         -------             -------
                                           2,555               3,732
                                         -------             -------

Earning Before Income Taxes
 And Minority Interest                    43,728              38,516

 Provision for income taxes               16,529              13,258
                                         -------             -------

Earnings Before Minority Interest         27,199              25,258

 Minority interest in subsidiaries         4,690               4,974
                                         -------             -------

Net Earnings                            $ 22,509            $ 20,284

Retained Earnings At Beginning
 Of Period                               900,095             846,245

Cash Dividends Declared:
 Common stock, $0.26 per share
 in 1996 and $0.245 per share in 1995     14,710              14,257
                                         -------             -------

Retained Earnings At End Of Period      $907,894            $852,272
                                         =======             =======

Net Earnings Per Common Share           $   0.39            $   0.34
                                         =======             =======

Average Common Shares
 Outstanding (000s)                       57,108              58,861
                                         =======             =======

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEET

Dollar Amounts In Thousands
                                             March 30,   December 30,
                                                1996         1995
ASSETS
Current Assets
 Cash and cash equivalents                   $  118,389  $  193,814
 Short-term investments,
   at cost which approximates market                627         803
 Trade receivables, less allowances
   of $11,763 and $11,232, respectively         275,424     250,587
 Inventories, net                               330,924     304,298
 Deferred taxes, net                             78,117      82,557
 Other current assets                           122,712      98,288
                                              ---------   ---------
                                                926,193     930,347
Property, Plant And Equipment, net              549,989     550,366
Goodwill And Other Intangibles,
   less accumulated amortization
   of $95,758 and $96,597, respectively         459,909     381,495
Other Investments                               558,180     561,232
Other Assets                                    138,051     126,626
                                              ---------   ---------
 Total Assets                                $2,632,322  $2,550,066
                                              =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                               $  426,549  $  284,510
 Current portion of long-term debt               44,977      98,990
 Accounts payable                                64,863      81,927
 Accrued compensation                            77,421      79,767
 Accrued liabilities                            275,515     275,936
 Federal and foreign income taxes                27,163      38,347
                                              ---------   ---------
                                                916,488     859,477

Long-Term Debt, less current portion            225,143     190,974
Other Long-Term Liabilities                     139,840     139,925
Minority Interest                               431,262     430,390
                                              ---------   ---------
 Total Liabilities                            1,712,733   1,620,766
                                              ---------   ---------

Shareholders' Equity
 4% Cumulative Preferred stock,
   par value $100 per share                            -          -
 Class A Preferred stock, par
   value $1 per share                                  -          -
 Common stock, par value $0.40
   per share, 60,198,322 shares issued            24,079     24,079
 Class B stock, par value $0.08 per share,
 1,149,406 and 1,268,578 shares
   issued, respectively                               92        101
 Capital in excess of par value                   95,829    107,788
 Cumulative translation adjustment                84,121     85,122
 Retained earnings                               907,894    900,095
                                               ---------  ---------
                                               1,112,015  1,117,185
 Common and Class B stock
   in treasury, at cost, 4,595,120 and
   4,525,844 shares, respectively              (182,270)  (178,730)
 Unearned compensation                           (6,156)    (9,155)
 Unrealized holding loss on other investments    (4,000)          -
                                               ---------  ---------
 Total Shareholders' Equity                      919,589    929,300
                                               ---------  ---------
 Total Liabilities And Shareholders' Equity   $2,632,322 $2,550,066
                                               =========  =========

See Notes To Financial Statements




BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CASH FLOWS

Dollar Amounts In Thousands
<CAPTION
                                                     Three Months Ended
                                                    March 30,  April 1,
                                                       1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                        $22,509  $ 20,284
 Adjustments to reconcile net
      earnings to net cash (used in)
      provided by operating activities:
   Depreciation of property, plant and equipment      23,075    22,010
   Amortization of goodwill and other intangibles      5,079     4,031
   Decrease/(increase) in deferred income taxes        4,590     (760)
   Loss on retirement of fixed assets                  1,535       155
   Exchange loss/(gain)                                1,382   (1,085)
   Increase in minority interest                       1,434       686
   (Increase)/decrease in accounts receivable       (21,837)     4,174
   Increase in inventories                          (20,685)  (16,195)
   (Increase)/decrease in other current assets      (23,745)     3,617
   (Decrease)/increase in accounts payable
      and accruals                                  (22,093)    12,585
   (Decrease)/increase in taxes payable             (10,495)     6,278
   Decrease in other long-term liabilities           (7,152)  (12,573)
                                                    --------  --------
      Net cash by (used in) provided by
        operating activities                        (46,403)    43,207
                                                    --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchases of property, plant
   and equipment                                    (25,588)  (14,678)
 Acquisition of businesses, net of cash
   and short-term investments acquired              (80,221)         -
 Other                                              (14,977)     5,877
                                                    --------  --------
      Net cash used in investing activities        (120,786)   (8,801)
                                                    --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common shares                        (9,858)  (34,858)
 Exercise of stock options                             1,050     1,267
 Net proceeds from issuance of notes payable         142,413    44,487
 Proceeds from issuance of long-term debt             34,270         -
 Repayment of long-term debt                        (51,166)   (3,483)
 Payment of dividends                               (14,797)  (14,505)
 Other                                               (7,701)         -
                                                    --------  --------
      Net cash provided by (used in)
        financing activities                          94,211   (7,092)
                                                    --------  --------
Effect of exchange rate changes on cash,
 cash equivalents and short-term investments         (2,623)    13,150
                                                    --------  --------

Net (decrease) increase in cash, cash
 equivalents and short-term investments             (75,601)    40,464
Cash, cash equivalents and short-term investments,
 beginning of period                                 194,617   232,542
                                                    --------  --------

Cash, cash equivalents and short-term investments,
 end of period                                      $119,016  $273,006
                                                     =======   =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                         $ 16,639  $ 15,464
   Income taxes                                     $ 24,516  $  8,782


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

        The number of Common shares used to calculate net earnings per Common share were 57,108,000 at March 30, 1996 and 58,861,000 shares at April 1, 1995.

        See Exhibit 11 filed as a part of this Report for details regarding the computation of earnings per share.


NOTE B: Inventories

        Inventories consisted of the following:

(Dollar Amounts In Thousands)

                                               March 30,   December 30,
                                                 1996         1995
        Raw materials and supplies             $ 94,249    $ 76,834
        Work in process                          18,119      21,905
        Finished products                       227,739     214,901
                                                -------     -------
                                                340,107     313,640

        Less: Allowance for valuation of
              certain U.S. inventories
              at last-in, first-out cost          9,183       9,342
                                                -------     -------
                                               $330,924    $304,298
                                                =======     =======



NOTE C: Property, Plant And Equipment

        Major classes of property, plant and equipment consisted of the following:


(Dollar Amounts In Thousands)

                                            March 30,   December 30,
                                                1996        1995
        Land                               $   21,833   $   22,124
        Leasehold improvements                 33,571       33,720
        Buildings                             390,489      396,954
        Machinery and equipment               653,666      629,952
                                            ---------    ---------
                                            1,099,559    1,082,750

        Less:  Accumulated depreciation       549,570      532,384
                                            ---------    ---------
                                           $  549,989   $  550,366
                                            =========    =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the Company's results of operations, liquidity and progress toward stated financial objectives. Bausch & Lomb strives to maximize total return to shareholders through a combination of long-term growth in share price and the payment of cash dividends. The Company systematically measures its financial progress against the Standard & Poors Healthcare Composite Group, with the goal of placing Bausch & Lomb among the top performers for each of its selected financial objectives. To achieve this goal, the Company has established multi-year objectives of compound annual sales and earnings growth in the range of 10% and, on a longer term basis, a return on equity of approximately 20%. The Company also emphasizes the need for operational stability, predictability and profitability. The Company's management team is firmly committed to achieving these performance objectives on a going-forward basis.


RESULTS OF OPERATIONS

As announced on May 1, 1995, the Company completed the sale of its Sports Optics Division, which marketed binoculars, riflescopes and telescopes. 1995 first quarter amounts included the results of operations of this business which contributed approximately $18 million in optics segment revenues and generated an operating loss of approximately $1 million.

Net Sales By Business Segment

Bausch & Lomb's results are reported in two business segments. The healthcare segment includes personal health, medical and biomedical products. In the personal health sector, major lines include contact lens care products, eye care solutions, over-the-counter medications, skin care products and oral care products. Medical products include contact lenses and lens materials, prescription pharmaceuticals, hearing aids and dental implants. Biomedical products include purpose-bred laboratory animals for biomedical research, specific pathogen-free eggs for vaccine production and a variety of biotechnical and professional services provided to the scientific research community. Bausch & Lomb's optics segment includes sunglasses and optical thin film coating services and products. Optics segment results for 1995 also included the Company's Sports Optics Division.

     Consolidated revenues for the quarter ended March 30, 1996 were $469 million, an increase of approximately $4 million or 1% over the 1995 first quarter. When results for the divested Sports Optics Division are excluded from 1995 results, sales improved $22 million or 5%. The following is a summary of sales by business segment:


        Net Sales By Business Segment

(Dollar Amounts in Millions)
                                          First Quarter
                                         1996       1995
    Healthcare                         $333.9       $316.2
    Optics                              135.4        149.4
                                        -----        -----
    Net Sales                          $469.3       $465.6
                                        =====        =====


Healthcare Segment Revenues

Revenues in the healthcare segment increased $18 million or 6% over the 1995 first quarter. Major product sector revenues as a percentage of total healthcare segment sales are presented below:


    Healthcare Segment Sales By Product Sector

                                            First Quarter
                                        1996           1995
    Personal Health                     49%            50%
    Medical                             37%            35%
    Biomedical                          14%            15%


     Within the personal health sector, 1996 first quarter revenues improved 2% from the comparable 1995 level. The overall 4% improvement for lens care products reflected continued strong demand for the Company's lens care solutions products, including the ReNu(R), Boston(R) and Bausch & Lomb(R) lines. In the important U.S. market, lens care solutions sales were up modestly from the prior year. Sales gains were also achieved by the Company's lines of skin care products in the U.S. and over-the-counter medications in Europe. Revenues for eyecare products in the U.S. were below the prior year when incremental sales related to the introduction of Opcon-A(R), an antihistamine/decongestant, were recorded. Revenues for consumer oral care products declined from 1995 as weak sell through of Interplak(R) power toothbrushes during the 1995 holiday season in the U.S. constrained first quarter results.

     Medical sector sales increased 13% from 1995 levels. Worldwide contact lens revenues advanced 15%, led by significant gains for planned replacement contact lens products, most notably in the U.S., Europe and Asia. The continued shift in market demand toward planned replacement lenses led to a moderate decline in sales of traditional contact lenses, primarily in Asia and Latin America. Worldwide ophthalmic pharmaceutical revenues improved almost 10%. Within the U.S., gains were largely attributable to the success of recently introduced products, including Crolom(R), which is indicated for seasonal allergic eye conditions.
Revenues in Europe also increased reflecting shipments of glaucoma and anti-infective products. Medical sector sales also benefited from increased demand for dental implant products and hearing aids.

     A modest improvement in revenues for the Company's biomedical sector reflected increased pricing for research animals and higher shipments of specific pathogen-free eggs and toxicology testing products in the period.

Optics Segment Revenues

Total revenues in the optics segment declined 9% to $135 million, compared to $149 million in 1995. When results for the divested sports optics business are excluded from the comparison, optics segment revenues improved 3% from the prior year. Revenues for sunglass products advanced approximately 10% in Europe and Asia. In the U.S. sales improvement included incremental 1996 revenues from the first quarter acquisition of the Arnette(R) sunglass line with products directed toward the important sport channel of trade. Shipments of Revo sunglasses improved strongly
from the level of a year ago.   Overall sales declined in markets in Latin
America. An important measure for success in the sunglass business is the sale of new products, which accounted for more than 30% of revenues in the U.S. and other regions in the first quarter of 1996. Revenues for thin film coating products and services decreased significantly based on increased competition for core products from manufacturers outside the United States.

Net Sales By Geographic Region

The following analysis of trends excludes 1995 revenues from the sports optics business.

     Sales in markets outside the U.S. totaled $228 million, an increase of $14 million or 7% from the 1995 first quarter. Changes in currency exchange rates weakened sales comparisons to 1995 by $4 million or 1%. In total, non-U.S. sales represented 49% of consolidated revenues, compared to 48% in the 1995 first quarter. European revenues increased 9%, reflecting improved demand for the Company's over-the-counter medications, lens care solutions, prescription pharmaceuticals, planned replacement lenses and sunglasses. Sales in Asia advanced 6%, attributable to increased sales of contact lenses and sunglasses. Revenues declined 20% in Latin America as economic issues constrained sales of sunglass products.

     U.S. sales totaled $241 million in the first quarter, a gain of $7 million or 3% from 1995. The improvement was primarily due to growth for planned replacement lens and pharmaceutical products, and incremental sales from the acquisition of the Arnette(R) sunglass lines.

Costs And Expenses

The ratio of cost of products sold to sales was 44% for the 1996 first quarter versus 47% for the comparable 1995 period. The improvement was primarily attributable to the significant profitability gains for all classes of contact lens products.

     Selling, administrative and general expenses were 42% of sales in the first quarter of 1996 compared to 41% in 1995. The increase reflects promotional support for core products including contact lens, lens care and sunglass products and the incremental investment to maintain or increase share for lens care products in the important U.S. market. Corporate administration expense was 2.8% of sales in the first quarter of 1996 versus 2.4% in 1995. Research and development expense for the first three months of 1996 increased 19% from 1995 levels. Higher spending was in support of new contact lens, lens care and pharmaceutical products.

Restructuring Reserves

In the fourth quarter of 1995, the Company's Board of Directors approved plans to restructure portions of the sunglass, biomedical and contact lens operations, as well as certain corporate administrative functions, and a pre-tax restructuring charge of $27 million was recorded.

    The following table sets forth the activity in the restructuring reserve through March 30, 1996:


Dollar Amounts In Millions

                                             Contact    Corporate
                       Sunglass  Biomedical  Lens      Administration  Total
Total 1995 restructur-
ing provisions         $15.8     $4.8        $3.1      $3.0            $26.7

Less charges
against reserve:
 Non-cash items          3.4      2.2         3.1       1.0              9.7
 Cash payments           0.5      0.3           -       0.1              0.9
                        ----      ---         ---       ---             ----
Balance at
March 30, 1996         $11.9     $2.3        $  -      $1.9            $16.1
                        ====      ===         ===       ===             ====


Business Segment And Operating Earnings

    Business segment earnings of $59 million for the first quarter of 1996 increased $6 million or 11% compared to the 1995 first quarter. When results for the sports optics business are excluded from the comparison, business segment earnings increased 9%. The return to profitability for contact lens products contributed significantly to the overall improvement. Operating earnings totaled $46 million, a gain of $4 million or 10% from the prior year period.

Other Income And Expenses

    Income from investments for the first quarters of 1996 and 1995 totaled approximately $10 million. Interest expense of $12 million for the 1996 first quarter was essentially flat with the first quarter of 1995.
Overall, the impact of lower interest rates was more than offset by the increase in the total debt.

    The Company realized a slight foreign currency gain in the first quarter of 1996, representing an improvement of $2 million from 1995. This was based primarily on favorable results from hedging activities.

    The Company provided for income taxes at rates of 37.8% and 34.4% for the first quarters of 1996 and 1995, respectively. The higher rate in 1996 reflected shifts in the geographic mix of earnings.

Liquidity And Financial Resources

Cash Flows Provided By Operating Activities

    Net earnings adjusted for depreciation, amortization and deferred taxes, increased 21% from 1995. However, cash flows used in operating activities totaled $46 million in the first quarter of 1996, compared to a positive $43 million provided by operations in the prior year period. This change was primarily attributable to a build in inventories to support new product introductions in 1996, the timing of tax payments, cash paid for the net settlement of foreign currency hedge contracts and the comparison against the significant reductions in trade receivables achieved in the 1995 first quarter.

Cash Flows Used In Investing Activities

    Cash flows used in investing activities increased $112 million from 1995 to $120 million. Purchases of property, plant and equipment totaled $26 million, $11 million higher than the 1995 first quarter. Increased capital spending in the current year has been primarily in support of the development of new planned replacement contact lens technology and enhanced sunglass manufacturing capacity. Capital expenditures are expected to total approximately $130 million in 1996. Other investing activities in the first quarter of 1996 included the acquisitions of Arnet Optic Illusions, a U.S.-based company marketing sunglasses to the sport market, and Award plc, manufacturer of a high water daily disposable lens based in Scotland.

Cash Flows Used In Financing Activities

    Approximately $94 million in cash was provided by financing activities in the 1996 first quarter, mainly through the issuance of U.S. short-term debt. Repurchases of the Company's Common shares have totaled $10 million in 1996 compared to $35 million in 1995. The higher level of repurchases in 1995 was in consideration of the expected cash proceeds to be received from the sale of the Sports Optics Division.

Free Cash Flow

    Management continues to emphasize the generation of cash flow and management of its working capital requirements. The Company's goal is to maximize free cash flow which is defined as cash generated before financing activities and the acquisition and divestiture of businesses.

    Free cash flow for the three months ended March 30, 1996 totaled a negative $90 million. For the three months ended April 1, 1995 free cash flow totaled a positive $48 million. The change from the prior year is primarily attributable to the operating cash flow factors described earlier.


Financial Position

    The Company's total debt, consisting of short- and long-term borrowings, increased by $122 million from year-end 1995 to $697 million at the end of the 1996 first quarter. Borrowings have been used to finance acquisitions and repurchase shares of Common stock. Bausch & Lomb's ratio of total debt to equity stood at 76% in the first quarter of 1996 compared to 69% in the first quarter of 1995. Cash and investments totaled $119 and $273 million at the end of the first quarters of 1996 and 1995, respectively. This change primarily reflects the 1995 fourth quarter investment by the Company's subsidiary, Bausch & Lomb Ireland, in approximately $136 million in securities issued by a subsidiary of a triple-A rated financial institution. This investment has been reported with Other Investments on the balance sheet.

Access to Financial Markets

    The Company maintains U.S. revolving credit agreements, typically with 364-day credit terms, totaling $290 million. The interest rate under the agreements is at the prime rate, or, at the Company's option, at a mutually acceptable market rate. No debt was outstanding under these agreements at March 30, 1996 nor were there any borrowings outstanding under the Company's $300 million medium-term note program. In addition, the Company maintains bank lines of credit for its financing requirements. The availability of adequate credit facilities provides the Company with a high degree of flexibility to meet its obligations, fund capital expenditures and invest in growth opportunities.

Working Capital

    Working capital amounted to $10 million at the end of the first quarter of 1996, versus $71 million at year-end 1995 and $223 million at March 1995. The significant decrease from the first quarter of the prior year primarily reflects the $136 million investment described earlier. The current ratio was 1.0 at March 30, 1996, 1.1 at December 30, 1995 and 1.3 at April 1, 1995.

OTHER FINANCIAL DATA

    Dividends declared on Common stock were $0.26 per share in the first quarter of 1996 and $0.245 per share in the first quarter of 1995. As a result of the restructuring charge recorded in 1995, the return on average shareholders' equity for the twelve-month period ended March 30, 1996 was 12%. This return was 2% for the twelve-month period ended April 1, 1995. Excluding 1994 goodwill impairment and 1995 restructuring charges, the return on average shareholders' equity would have been 12% for the 1996 period versus 9% in 1995.


OUTLOOK

    Worldwide sales for many of the Company's products are expected to continue to develop at a good rate for the remainder of 1996. However, anticipated sales growth is dependent on the success of several scheduled new product introductions, with particular emphasis in the contact lens and sunglass businesses. The acquisitions of Arnet Optic Illusions, Inc. and Award plc also should impact favorably on results. The Arnette(R) line, with its distinctive high-performance designs, enhances the Company's position in the sport market through its strong position in niches such as surfing, snowboarding, skateboarding and mountain biking. Award is a manufacturer of a high water daily disposable lens using a patented cast mold manufacturing technology and highly efficient distribution process. This acquisition should enhance the Company's competitive position in Europe. The Company is also pursuing approval to market this lens in other key global markets.

    Earnings performance is projected to benefit from the progress of announced efforts to reduce annualized costs by $50 million by 1998. Actions will primarily include a reduction in corporate administration costs, principally headcount, and the consolidation of administrative functions around the world. The cost of severance and asset write-offs for projects which had been approved by management prior to year end were reflected in the 1995 restructuring reserve. Additional expenses for these projects and new actions are expected to be incurred in 1996.

    In addition, the Company regularly reevaluates its existing portfolio of businesses and pursues opportunities to maximize shareholder return. This led to the sale of the Sports Optics Division in 1995 and the announcement in 1996 that the Company would explore the sale of its Oral Care Division which markets the Interplak(R) line of products.


OTHER INFORMATION

The statements in this financial review which are not historical facts are forward looking statements that involve risks and uncertainties. This includes but is not limited to risks associated with product demand and consumer acceptance; the development of new manufacturing technologies including initiatives in the contact lens and sunglass businesses; the effect of economic conditions and changes in interest and exchange rates; the impact of competitive products and pricing, product development and regulatory approval risks, particularly for personal health and medical sector products; capacity, distribution and supply constraints or difficulties; the results of financing efforts; the effect of the Company's accounting policies and other risks detailed in this report and other public filings.



                        PART II - OTHER INFORMATION


Item 1. Legal Proceedings

In the Company's Annual Report for 1995 on Form 10-K, it discussed an action pending in the United States District Court for the Northern District of Alabama on behalf of a nationwide class pursuing claims relating  to  the  Company's  marketing  and  sale  of  the  Optima  FW(R),
Medalist(R) and SeeQuence2(R) contact lens systems and other related proceedings. On May 2, 1996, the Company was served with a Statement of Claim filed in Ontario, Canada, naming the Company and Bausch & Lomb Canada. The plaintiff seeks to represent a class of similarly situated Canadian consumers.


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


                                 BAUSCH & LOMB INCORPORATED



Date:   May 14, 1996             By:
                                      (STEPHEN A. HELLRUNG)
                                       Stephen A. Hellrung
                                      Senior Vice President,
                                  Secretary and General Counsel




Date:   May 14, 1996             By:
                                      (STEPHEN C. MCCLUSKI)
                                       Stephen C. McCluski
                                      Senior Vice President,
                                             Finance





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

                           E - 1




Exhibit 11

Statement Regarding Computation of Per Share Earnings

Dollars And Shares In Thousands-Except Per Share Data

                                    THREE MONTHS ENDED
                                  March 30,        April 1,
                                    1996             1995
Net earnings                      $22,509         $20,284
                                   ======          ======

Actual outstanding common shares
    at beginning of year           56,941          58,992

Average common shares issued for
    stock options and effects of
    assumed exercise of common
    stock equivalents and
    repurchase of common shares       167           (131)
                                   ------          ------

Average common shares outstanding  57,108          58,861
                                   ======          ======

Net earnings per common and
    common share equivalent        $ 0.39          $ 0.34
                                   ======          ======


                           E - 2


Exhibit 12

Statement Regarding Computation of Ratio of Earnings to
Fixed Charges


Dollar Amounts In Thousands
                                  March 30,     December 30,
                                    1996           1995
Earnings before provision for
    income taxes and minority
    interest                      $43,728       $211,847

Fixed charges                      12,723         47,584

Capitalized interest, net of
    current period amortization        80          (260)
                                   ------        -------
Total earnings as adjusted        $56,531       $259,691
                                   ======        =======

Fixed charges:
    Interest (including
    interest expense and
    capitalized interest)         $12,318       $ 45,765

    Portion of rents
    representative of the
    interest factor                   405          1,819
                                   ------        -------
Total fixed charges               $12,723       $ 47,584
                                   ======        =======

Ratio of earnings to fixed
     charges                         4.44           5.46    1
                                   ======        =======

    1
    Excluding the effects of the gain on sale of Sports
    Optics Division and restructuring changes recorded in 1995, the ratio of earnings to fixed charges at December 30, 1995 would have been 5.26.

                            E - 3