Form 10-Q
period 1996-06-29
BAUSCH & LOMB INC
filed 1996-08-12
CIK 10427

SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File
June 29, 1996                                        Number:  1-4105


                     BAUSCH & LOMB INCORPORATED

       (Exact name of registrant as specified in its charter)


New York                                                  16-0345235
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                    Identification No.)


          One Bausch & Lomb Place, Rochester NY  14604-2701
              (Address of principal executive offices)
                             (Zip Code)


Registrant's telephone number, including area code:  (716) 338-6000


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


              Yes         x           No


The number of shares of Common stock of the registrant outstanding as of June 29, 1996 was 56,572,837 consisting of 55,848,089 shares of Common Stock and 724,748 shares of Class B Stock which are identical with respect to dividend and liquidation rights and vote together as a single class for all purposes.

                   PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Unaudited financial statements for the second quarters of 1996 and 1995 of Bausch & Lomb Incorporated and Consolidated Subsidiaries are presented on the following pages. The audited balance sheet at December 30, 1995 is presented for comparative purposes. Financial statements for the six months ended June 29, 1996 have been prepared by the Company in accordance with its usual accounting policies and are based in part on approximations.

   In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles have been included.
All such adjustments were of a normal recurring nature.

         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                           STATEMENT OF EARNINGS
                                 Second Quarter Ended   Six Months Ended
Dollar Amounts In Thousands -      June 29,  July 1,     June 29,   July 1,
Except Per Share Data                1996     1995        1996       1995
Net Sales                         $545,559  $535,459  $1,014,827  $1,001,060

Costs And Expenses
 Cost of products sold             233,796    234,089     441,685    452,454
 Selling, administrative
   and general                     213,952    210,878     411,274    400,943
 Research and development           19,442     16,730      37,216     31,653
 Restructuring charges              15,077          -      15,077          -
                                   -------    -------     -------    -------
                                   482,267    461,697     905,252    885,050
                                   -------    -------     -------    -------
Operating Earnings                  63,292     73,762     109,575    116,010
                                   -------    -------     -------    -------
Other (Income) Expense

 Investment income                  (9,264)    (9,530)    (18,978)   (19,529)
 Interest expense                   12,505     11,847      24,823     23,986
 Loss from foreign currency, net        95        372          46      1,964
 Gain on sale of Sports Optics
  Division                               -    (35,902)          -    (35,902)
 Litigation provision                    -     16,000           -     16,000
                                    -------    --------   -------    --------
                                      3,336   (17,213)     5,891     (13,481)
                                    -------   --------    -------    --------
Earnings Before Income Taxes
 And Minority Interest               59,956    90,975    103,684     129,491

 Provision for income taxes          24,184    33,804     40,713      47,062
                                     ------    ------    -------     -------
Earnings Before Minority Interest    35,772    57,171     62,971      82,429

 Minority interest in subsidiaries    5,509     5,582     10,199      10,556
                                     ------    ------    -------     -------
Net Earnings                       $ 30,263  $ 51,589  $  52,772   $  71,873

Retained Earnings At
 Beginning Of Period                907,894    852,272   900,095     846,245

Cash Dividends Declared:
 Common stock ($0.26 and $0.52
   per share in 1996 and $0.245
   and $0.49 per share in 1995)      14,734     14,283    29,444      28,540
                                    -------    -------   -------     -------
Retained Earnings
 At End Of Period                  $923,423   $889,578 $  923,423 $  889,578
                                    =======    =======  =========  =========
Net Earnings Per
 Common Share                      $   0.54   $   0.89 $     0.93 $     1.23
                                       ====       ====       ====       ====
Average Common Shares
 Outstanding (000s)                                        57,034     58,451
                                                           ======     ======
See Notes To Financial Statements


         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEET
                                                 June 29,      December 30,
Dollar Amounts In Thousands                        1996            1995
ASSETS
Current Assets
 Cash and cash equivalents                    $  136,460      $  193,814
 Short-term investments,
   at cost which approximates market                 816             803
 Trade receivables, less allowances
   of $12,858 and $11,232, respectively          314,247         250,587
 Inventories, net                                334,376         304,298
 Deferred taxes, net                              77,720          82,557
 Other current assets                            129,324          98,288
                                                 -------         -------
                                                 992,943         930,347
Property, Plant And Equipment, net               543,704         550,366
Goodwill And Other Intangibles,
   less accumulated amortization of
   $99,822 and $96,597, respectively             447,254         381,495
Other Investments                                554,728         561,232
Other Assets                                     137,097         126,626
                                               ---------       ---------
   Total Assets                               $2,675,726      $2,550,066
                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                                $  451,667      $  284,510
 Current portion of long-term debt                45,184          98,990
 Accounts payable                                 70,682          81,927
 Accrued compensation                             81,817          79,767
 Accrued liabilities                             293,012         275,936
 Federal and foreign income taxes                 29,179          38,347
                                                 -------         -------
                                                 971,541         859,477

Long-Term Debt, less current portion             224,476         190,974
Other Long-Term Liabilities                      126,293         139,925
Minority Interest                                431,791         430,390
                                               ---------       ---------
   Total Liabilities                           1,754,101       1,620,766
                                               ---------       ---------
Shareholders' Equity
 4% Cumulative Preferred Stock, par value
   $100 per share                                      -               -
 Class A Preferred Stock, par value $1 per share       -               -
 Common Stock, par value $0.40 per share,
   60,198,322 shares issued                       24,079          24,079
 Class B Stock, par value $0.08 per share,
   1,095,194 and 1,268,578 shares
    issued, respectively                              88             101
 Capital in excess of par value                   94,583         107,788
 Cumulative translation adjustment                76,978          85,122
 Retained earnings                               923,423         900,095
                                               ---------       ---------
                                               1,119,151       1,117,185
 Common and Class B Stock in treasury,
   at cost, 4,720,679 and 4,525,844 shares,
   respectively                                 (188,579)       (178,730)
 Unearned compensation                            (6,156)         (9,155)
 Unrealized holding loss on other investments     (2,791)              -
                                               ---------       ---------
   Total Shareholders' Equity                    921,625         929,300
                                               ---------       ---------
   Total Liabilities And Shareholders' Equity $2,675,726      $2,550,066
                                               =========       =========
See Notes To Financial Statements

         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                          STATEMENT OF CASH FLOWS
                                                     Six Months Ended
                                                      June 29,  July 1,
Dollar Amounts In Thousands                             1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                       $ 52,772   $ 71,873
 Adjustments to reconcile net earnings to net
      cash provided by operating activities:
   Depreciation of property, plant and equipment      44,634     44,348
   Amortization                                       11,570      8,059
   Decrease/(increase) in deferred income taxes        1,359     (6,690)
   Restructuring charges, net of taxes                10,898          -
   Gain on sale of Sports Optics Division,
     after taxes                                           -    (20,823)
   Provision for litigation expense, after taxes           -    10,560
   Loss on retirement of fixed assets                  5,112     1,298
   Exchange loss                                       3,072     8,071
   Increase in minority interest                       2,143     1,446
   Increase in accounts receivable                  (62,181)   (24,938)
   Increase in inventories                          (26,578)   (11,618)
   (Increase)/decrease in other current assets      (29,852)     7,626
   (Decrease)/increase in accounts payable
     and accruals                                   (12,647)    36,351
   (Decrease)/increase in tax liabilities            (5,595)     4,505
   Decrease in other long-term liabilities          (13,466)   (11,372)
                                                    -------    -------
   Net cash (used in) provided by operating
     activities                                     (18,759)   118,696
                                                    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchase of property,
   plant and equipment                              (56,233)   (33,997)
 Proceeds from sale of equipment                     10,000          -
 Acquisition of businesses, net of cash and
   short-term investments acquired                  (81,294)    (1,180)
 Proceeds from sale of Sports Optics Division,
   net of cash and short-term investments disposed        -     76,291
 Other                                              (14,836)     5,477
                                                    -------     ------
  Net cash (used in) provided by
   investing activities                            (142,363)    46,591
CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common shares                       (20,283)   (74,933)
 Exercise of stock options                            3,778      3,683
 Restricted stock awards                                  -      1,602
 Net proceeds from issuance (repayments)
   of notes payable                                 167,730    (10,941)
 Proceeds from issuance of long-term debt            34,270          -
 Repayment of long-term debt                        (51,146)    (4,244)
 Payment of dividends                               (29,559)   (28,748)
                                                    -------    -------
 Net cash provided by (used in) financing
   activities                                       104,790   (113,581)
                                                    -------   --------
Effect of exchange rate changes on cash,
 cash equivalents and short-term investments         (1,009)     9,923
                                                    -------   ---------
Net (decrease)/increase in cash, cash equivalents
 and short-term investments                         (57,341)    61,629

Cash, cash equivalents and short-term investments,
 beginning of period                                194,617    232,542
                                                    -------    -------
Cash, cash equivalents and short-term investments,
 end of period                                     $137,276   $294,171
                                                    =======    =======
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                         $ 23,941   $ 24,052
   Income taxes                                     $ 48,076   $ 43,063

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

        The number of Common shares used to calculate net earnings per Common share were 57,034,000 at June 29, 1996 and 58,451,000 at
        July 1, 1995.

        See Exhibit 11 filed with this Report for details regarding the computation of earnings per share.


NOTE B: Inventories
        Inventories consisted of the following:

                                                  June 29,   December 30,
        (Dollar Amounts In Thousands)              1996         1995
        Raw materials and supplies              $ 95,268     $ 76,834
        Work in process                           17,104       21,905
        Finished products                        231,242      214,901
                                                 -------      -------
                                                 343,614      313,640

        Less:Reserve for valuation of
        certain U.S. inventories at
        last-in, first-out cost                    9,238        9,342
                                                 -------      -------
                                                $334,376     $304,298
                                                 =======      =======

NOTE C: Property, Plant And Equipment
        Major classes of property, plant and equipment consisted of the following:

                                          June 29,     December 30,
        (Dollar Amounts In Thousands)       1996           1995
        Land                           $   21,633     $   22,124
        Leasehold improvements             33,761         33,720
        Buildings                         398,311        396,954
        Machinery and equipment           650,526        629,952
                                        ---------      ---------
                                        1,104,231      1,082,750

        Less:Accumulated depreciation     560,527        532,384
                                        ---------      ---------
                                       $  543,704     $  550,366
                                        =========      =========

NOTE D: Legal Proceedings

     In its 1995 Annual Report on Form 10-K, the Company discussed an action pending in the United States District Court for the Northern District of Alabama on behalf of a nationwide class pursuing claims relating to the Company's marketing and sales of Optima FW, Medalist and SeeQuence 2 contact lens systems and other related proceedings. On July 31, 1996, the court preliminarily approved a settlement, which is subject to final approval following a fairness hearing scheduled for November 1996. Under the terms of the settlement, consumers who bought the lenses in question during specified time periods are eligible to receive cash and product certificates for each lens purchase. Consumers who purchased Medalist lenses between January 1, 1991 through December 31, 1995, Optima FW lenses between November 1, 1990 through December 30, 1995 and Criterion Ultra FW lenses between November 1, 1990 through April 30, 1996 are eligible to participate in this proposed settlement. The Company will record a charge against third quarter earnings in the amount of $16 million which, in addition to existing litigation reserves, is deemed adequate to satisfy the costs of the proposed settlement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the Company's results of operations, liquidity and progress towards stated financial objectives. Bausch & Lomb strives to maximize total return to shareholders through a combination of long-term growth in share price and the payment of cash dividends. The Company systematically measures its financial progress against the Standard & Poors Healthcare Composite Group, with the goal of placing Bausch & Lomb among the top performers for each of its selected financial objectives. To achieve this goal, the Company has established multi-year objectives of compound annual sales and earnings growth in the range of 10% and, on a longer term basis, a return on equity of approximately 20%. The Company also emphasizes the need for operational stability, predictability and profitability. The Company's management team is firmly committed to achieving these performance objectives on a going-forward basis.


RESULTS OF OPERATIONS

Comparability of Business Segment Information

Comparisons of 1996 and 1995 second quarter and six-month operating results are complicated by certain significant events described below.

    As announced in June 1996, the Company's Board of Directors approved plans to restructure portions of the sunglass, solutions and contact lens businesses, as well as certain corporate administrative functions and a pre-tax restructuring charge of $15 million was recorded. The action is part of the Company's continuing efforts to enhance its competitive position and to reduce the annual impact of general and administrative overhead, logistics and distribution costs.

    As announced on May 1, 1995, the Company completed the sale of its Sports Optics Division, which marketed binoculars, riflescopes and telescopes. 1995 results reflect the operations of this business for only the first three months of the year. The sports optics business contributed optics segment revenues of $18 million and break even operating earnings for the six-month period ended June 1995.

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

    Consolidated revenues for the second quarter ended June 29, 1996 were $546 million, an increase of $10 million or 2% over the 1995 second quarter. Changes in foreign currency exchange rates weakened sales comparisons to 1995 by approximately $19 million or 3%. For the first six months of 1996, net sales of $1,015 advanced $14 million or 1% over the comparable 1995 period. Changes in foreign currency exchange rates weakened sales comparisons to the 1995 period by $23 million or 2%. When results for the divested sports optics business are excluded from 1995 results, year-to-date sales improved $32 million or 3%. The following is a summary of sales by business segment:


Net Sales By Business Segment
                               Second Quarter             Six Months
(Dollar Amounts In Millions)   1996      1995           1996      1995
Healthcare                    $369.0    $353.2       $  702.9  $  669.5
Optics                         176.6     182.3          311.9     331.6
                               -----     -----        -------   -------
Net Sales                     $545.6    $535.5       $1,014.8  $1,001.1
                               =====     =====        =======   =======


Healthcare Segment Revenues

Revenues in the healthcare segment increased $16 million or 4% over the 1995 second quarter. On a year-to-date basis, healthcare segment revenues advanced $33 million or 5%. Major product sector revenues as a percentage of total healthcare segment sales are presented below:

                         Healthcare Segment Sales By Product Sector
                               Second Quarter              Six Months
                           1996       1995       1996         1995
    Personal Health        47%         50%        48%          50%
    Medical                40%         37%        38%          36%
    Biomedical             13%         13%        14%          14%


    Within the personal health sector, 1996 second quarter revenues were even with comparable 1995 amounts. An overall slight improvement was achieved for the Company's lens care solutions products. Continued strong demand for the Company's products in most major markets in Europe and the Asia Pacific region was somewhat offset by results in the U.S., where the overall market has not experienced growth in the current year. Nevertheless, the Company successfully defended its large U.S. market position and registered share gains and modest growth for soft lens care solutions. A 7% sales gain was achieved by the Company's line of skin care products in the U.S. Revenues for over-the-counter medications in Europe advanced 5%. Eye care products achieved 11% sales growth, primarily driven by results for the Opcon-A antihistamine/decongestant. Revenues for consumer oral care products were significantly below the second quarter of 1995, primarily due to sluggish demand for Interplak power toothbrushes.

    Medical sector sales increased 12% from second quarter 1995 levels. Worldwide contact lens revenues advanced 14%, led by significant gains for planned replacement products, including SofLens66 and Gold Medalist Toric, most notably in Asia, Europe and the U.S. The continued shift in market demand toward planned replacement lenses led to an 8% decline in revenues for traditional contact lenses, primarily in Asia. Worldwide ophthalmic pharmaceutical revenues improved 8% led by results in the U.S. where gains were largely attributable to the success of products recently introduced to the Company's portfolio, including Ocutricin and Minoxidil. Medical sector sales also benefited from increased demand for dental implants and hearing aids.

    Revenues in the Company's biomedical sector were even with the 1995 second quarter. Increased shipments of specific pathogen-free eggs and incremental sales generated by recent acquisitions were offset by the unfavorable impact of foreign currency changes.


Optics Segment Revenues

Second quarter revenues in the optics segment decreased 3% to $177 million, compared to $182 million in 1995. For the first six months of the year, revenues decreased 6% to $312 million, compared to $332 million in 1995. When results for the divested sports optics business are excluded from the latter comparison, optics segment revenues were even with the prior year. Worldwide sunglass sales declined 2% from the 1995 second quarter, largely in regions outside the U.S. In the U.S., a 2% sales improvement reflected incremental 1996 revenues from the first quarter acquisition of the Arnette sunglass line, with products directed toward the important sport channel of trade, and increased sales of Revo sunglasses. These results were offset by shortfalls in the Ray-Ban product lines, where demand for classic styles has declined sharply. An important measure for success in the sunglass business is the sale of new products, which accounted for more than 35% of global sunglass revenues in the second quarter of 1996. Orders for new products and more contemporary sunglass styles exceeded the Company's expectations, which resulted in a substantial level of unfilled demand. Revenues for thin film coating products and services declined significantly based on increased competition for core products from manufacturers outside the U.S.

Net Sales By Geographic Region

The following analysis of trends excludes 1995 revenues from the sports optics business.

    Sales in markets outside the U.S. totaled $268 million in the second quarter, an increase of $2 million or 1% from 1995, and represented 49% of consolidated revenues, compared to 50% in 1995. European revenues increased 6%, reflecting improved demand for the Company's planned replacement lenses, lens care solutions and pharmaceuticals products. Sales in Asia declined 8% due mainly to unfavorable exchange rate fluctuations in Japan. Revenues in Canada and Latin America increased 4%, primarily due to higher planned replacement lens and lens care solutions sales.

    U.S. sales totaled $277 million in the second quarter, a gain of $8 million or 3% from 1995. The improvement was primarily due to growth for planned replacement lenses and pharmaceutical products and incremental sales from the acquisition of the Arnette sunglass lines, offset by results for oral care products.

Costs And Expenses

The cost of products sold ratio was 43% for the 1996 second quarter versus 44% for the comparable 1995 period. For the six-month period, this ratio was 44% for 1996 and 45% for 1995. The improvement was primarily
attributable to results for soft contact lenses.    These products
incurred operating losses in the 1995 quarter and six-month periods, but have experienced a return to profitability in the 1996 periods. These trends more than offset the negative impact of currency.

    Selling, administrative and general expenses were 39% of sales in the second quarters of both 1996 and 1995. For the six-month period, these expenses were 41% of sales in 1996 compared to 40% in 1995. This increase reflects higher spending for pharmaceutical and U.S. lens care advertising and amortization expense related to newly acquired businesses. Corporate administration expense was 2.5% of sales in the 1996 second quarter versus 2.3% for 1995. Research and development expense for the 1996 second quarter was 3.6% of sales versus 3.1% for 1995. The increase in spending is intended to enhance the Company's technical leadership in the pharmaceuticals, contact lens and lens care businesses.

Restructuring Reserves

As previously described, in the second quarter of 1996, the Company's Board of Directors approved plans to further restructure portions of the sunglass, solutions and contact lens operations, as well as certain corporate administrative functions. A pre-tax restructuring charge of $15 million was recorded.

    Additionally, in the fourth quarter of 1995, the Company announced plans to restructure its sunglass, pharmaceutical and biomedical operations and recorded a pre-tax restructuring charge of $27 million.

    The following table sets forth the activity in the restructuring reserves through June 29, 1996:

Dollar Amounts In Millions                  Contact     Corporate
               Sunglass  Biomedical  Lens  Solutions  Administration  Total
Restructuring
 Provisions:
Total
 1995            $15.8      $4.8     $3.1                   $3.0      $26.7
 1996              5.0         -      4.1       $4.5         1.5       15.1

Less charges
 against 1995
 reserve:
 Non-cash items    3.4       2.2      3.1          -         1.0        9.7
 Cash payments     1.6       1.4        -          -         0.5        3.5

Less charges
 against 1996
 reserve:
 Non-cash items    0.6         -      0.4        0.7           -        1.7
 Cash payments       -         -        -        0.1           -         .1
Balance  at
  June 29, 1996  $15.2      $1.2     $3.7       $3.7        $3.0      $26.8


    Reserves remaining at June 29, 1996 primarily represent liabilities for continuing severance payments and are believed to be adequate.

Business Segment And Operating Earnings

Business segment earnings of $77 million for the 1996 second quarter decreased $9 million or 10% compared to the 1995 second quarter. The continued return to profitability for contact lens products and improved operating results for hearing aids were offset by the restructuring charge recorded in the current quarter. Operating earnings totaled $63 million, a decrease of $10 million or 14% from the 1995 second quarter.

Other Income And Expenses

Income from investments totaled $9 million for the second quarter of 1996, compared to $10 million in 1995. Interest expense of $13 million for the 1996 second quarter increased $1 million over the second quarter of 1995. Overall, the impact of slightly lower interest rates was offset by higher levels of debt, primarily related to acquisitions.

    The Company realized a net foreign currency loss of $0.1 million, representing a decline of $0.3 million from the net $0.4 million loss realized in 1995. This was based largely on favorable results of hedging activities.

    During the 1995 second quarter, the Company sold its Sports Optics Division and recorded a gain of $36 million on the transaction.
Additionally, during the 1995 second quarter the Company recorded a $16 million reserve for certain legal matters.

    The Company's reported income tax rates for the three- and six-month periods were 40.3% and 39.3% in 1996 compared to 37.2% and 36.3% in 1995, respectively. The higher rate in 1996 reflected shifts in the geographic mix of earnings.


Liquidity And Financial Resources

Cash Flows From Operating Activities

Net earnings adjusted for non-cash items increased 11% from 1995. However, cash flows used in operating activities totaled $19 million through June 1996, compared to a positive $119 million provided by operations in the prior year period. This change was primarily attributable to a higher increase in trade receivables during 1996 versus the comparable period in 1995, a build in inventories related to newly acquired businesses and in support of new contact lens product introductions in 1996, the timing of tax payments and cash paid for the net settlement of foreign currency hedge contracts.

Cash Flows From Investing Activities

Cash flows used in investing activities were $142 million, versus the $47 million provided by investing activities in 1995. Purchases of property, plant and equipment totaled $56 million, $22 million higher than 1995. Increased capital spending in the current year has been primarily in support of the development of new planned replacement contact lens technology and enhanced sunglass manufacturing capacity. Capital expenditures are expected to total approximately $130 million in 1996. Other investing activities during 1996 included the acquisitions of Arnette Optic Illusions, a U.S. based company marketing sunglasses to the sport market, and Award plc, manufacturer of a high-water content daily disposable lens based in Scotland, while 1995 activities included the disposition of the sports optics business.

Cash Flows From Financing Activities

Approximately $105 million in cash was provided by financing activities through June 1996, mainly through the issuance of U.S. short-term debt. Repurchases of the Company's Common shares have totaled $20 million in 1996 compared to $75 million in 1995. The higher level of repurchases in 1995 was financed primarily with cash proceeds received from the sale of the Sports Optics Division.

Free Cash Flow

Management continues to emphasize the generation of cash flow and management of its working capital requirements. The Company's goal is to maximize free cash flow which is defined as cash generated before financing activities and the acquisition and divestiture of businesses.

    Free cash flow for the six months ended June 29, 1996 totaled a negative $81 million. For the six months ended July 1, 1995 free cash flow totaled a positive $100 million. The change from the prior year is primarily attributable to the operating cash flow factors described earlier.

Financial Position

The Company's total debt, consisting of short- and long-term borrowings, increased $147 million from year-end 1995 to $721 million at the end of the 1996 second quarter. Borrowings have been used to finance acquisitions, fund working capital requirements and repurchase shares of common stock. Bausch & Lomb's ratio of total debt to equity stood at 78% in June 1996 and 63% in June 1995. Cash and investments totaled $137 million and $294 million at the end of the second quarter of 1996 and 1995, respectively. This change reflects the 1995 fourth quarter investment of approximately $136 million in securities issued by a subsidiary of a triple-A rated financial institution by the Company's subsidiary, Bausch & Lomb Ireland.

Access to Financial Markets

The Company maintains U.S. revolving credit agreements, typically with 364-day credit terms, totaling $290 million. The interest rate under the agreements is at the prime rate, or, at the Company's option, at a mutually acceptable market rate. No debt was outstanding under these agreements at June 29, 1996 nor were there any borrowings outstanding under the Company's $300 million medium-term note program. On August 7, 1996 the Company issued $100 million of medium-term notes under the existing program. Such notes were issued at a fixed rate of 6.56% and may be put back to the Company on August 13, 2001, at the sole option of the holders of such notes, and will mature on August 26, 2026 if such option is not exercised. Proceeds from the issuance will be used to reduce outstanding short-term borrowings. In addition, the Company maintains bank lines of credit for its financing requirements. The availability of adequate credit facilities provides the Company with a high degree of flexibility to meet its obligations, fund capital expenditures and invest in growth opportunities.

Working Capital

Working capital amounted to $21 million for the second quarter of 1996, versus $71 million at year-end 1995 and $244 million for the second quarter of 1995. The significant decrease from the second quarter of the prior year reflects the $136 million investment described previously. The current ratio was 1.0 at June 29, 1996, 1.1 at December 30, 1995 and 1.3 at July 1, 1995.

OTHER FINANCIAL DATA

Dividends declared on Common stock were $0.26 per share in the second quarter of 1996 and $0.245 per share in the second quarter of 1995. As a result of the charges recorded in December 1995 and June 1996, the return on average shareholders' equity for the twelve-month period ended June 29, 1996 was 10%. This return was 3% for the twelve-month period ended July 1, 1995. Excluding 1994 goodwill impairment and the restructuring charges, the return on average shareholders' equity would have been 13% in 1996 versus 9% in 1995.

OUTLOOK

Worldwide sales for many of the Company's products are expected to continue to develop at a good rate for the remainder of the year and to show improvement over 1995 results. Within the sunglass business these increases will be dependent on the continued success of new products as well as on incremental sales from the Arnette brands. It is anticipated that the contact lens business should continue to benefit from growth in the planned replacement lens area and from the acquisition of Award plc, which should enhance the Company's competitive position in Europe. In the lens care solutions business, the trend of growth outside the U.S. is also expected to continue.

    Earnings performance in future years is projected to benefit from the progress of announced efforts to reduce annualized costs by $50 million by 1998 and the recently announced restructuring efforts. Approximately $5 million of one-time period costs in addition to the 1996 restructuring charge will be incurred during the second half of 1996, primarily in the third quarter. These costs include systems development, relocation and training of personnel.

    Foreign currency exchange rate changes, particularly in Japan, are expected to continue to negatively impact sales comparisons to 1995.

    Lastly, the Company will continue its regular reevaluation of its portfolio of businesses to pursue opportunities to maximize shareholder return. As announced in July, this has led to an agreement to sell the Steri-Oss dental implant business at a gain prior to year end. Additionally, the Company continues to explore the sale of the Oral Care Division which markets the Interplak line of products.


OTHER INFORMATION

The statements in this financial review contain various forward-looking statements based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this document, the words "expect", "anticipate", "project", "should" and similar expressions are intended to and do identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the key factors that may have a direct bearing on the Company's results are: global economic conditions; fluctuations in the rate of consumer spending in the U.S. and the world; changes in U.S. and foreign interest rates; fluctuations in foreign currencies, particularly in those countries in Europe and Asia where the Company has several principal manufacturing plants; the rate and success of development of new manufacturing technologies including initiatives in the contact lens and sunglass businesses; the timely flow of competitive new products and market acceptance of those products; the pricing and availability of equipment, materials and supplies; brand awareness; the existence or absence of adverse publicity; changing trends in consumer preferences and tastes; production, distribution and supply constraints or difficulties; new product development and regulatory approval risks, particularly for personal health and medical sector products; and changes in the financial markets relating to the Company's capital structure and cost of capital.

                        PART II - OTHER INFORMATION


Item 1. Legal Proceedings

In its 1995 Annual Report on Form 10-K, the Company discussed an action pending in the United States District Court for the Northern District of Alabama on behalf of a nationwide class pursuing claims relating to the Company's marketing and sales of Optima FW, Medalist and SeeQuence 2 contact lens systems and other related proceedings. On July 31, 1996, the court preliminarily approved a settlement, which is subject to final approval following a fairness hearing scheduled for November 1996. Under the terms of the settlement, consumers who bought the lenses in question during specified time periods are eligible to receive cash and product certificates for each lens purchase. Consumers who purchased Medalist lenses between January 1, 1991 through December 31, 1995, Optima FW lenses between November 1, 1990 through December 30, 1995 and Criterion Ultra FW lenses between November 1, 1990 through April 30, 1996 are eligible to participate in this proposed settlement. The Company will record a charge against third quarter earnings in the amount of $16 million which, in addition to existing litigation reserves, is deemed adequate to satisfy the costs of the proposed settlement.

Item 4. Submission of Matters to a Vote of Security Holders.

    The 1996 annual meeting of shareholders was held on May 10, 1996. The nominees for Director elected at the meeting were as follows:

                                Votes Cast
    Nominee                  For           Withheld
William M. Carpenter     46,979,870       1,062,473
John R. Purcell          46,882,813       1,159,530
Alvin W. Trivelpiece     46,890,914       1,151,429
William H. Waltrip       46,896,401       1,145,942

  The shareholders voted to ratify the appointment of Price Waterhouse as independent accountants for 1996. 47,568,425 shares of Common and Class B stock were voted in favor of the proposal, 301,381 shares of Common and Class B stock were voted against the proposal and 172,537 shares of Common and Class B stock abstained.

The shareholders also voted to approve an Annual Retainer Stock Plan for Non-Employee Directors. 46,752,533 shares of Common and Class B stock were voted in favor of the proposal, 1,012,589 shares of Common and Class B stock were voted against the proposal, and 277,221 shares of Common and Class B stock abstained.


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



                                BAUSCH & LOMB INCORPORATED


Date:   August 12, 1996         By:
                                      Stephen A. Hellrung
                                     Senior Vice President,
                                  Secretary and General Counsel



Date:   August 12, 1996         By:
                                         Stephen C. McCluski
                                    Senior Vice President, Finance

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

    (11)    Statement Regarding Computation of Per
            Share Earnings (filed herewith).

    (12) Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith).

    (27)    Financial   Data   Schedule    (filed
            herewith).

                         Exhibit 11
    Statement Regarding Computation of Per Share Earnings
                                           SIX MONTHS ENDED
Dollars And Shares In Thousands-         June 29,        July 1,
Except Per Share Data                     1996            1995

Net earnings                            $52,772         $71,873
                                         ======          ======

Actual outstanding Common
    shares at beginning of year          56,941          58,992


Average Common shares issued for
    stock options and effects of
    assumed exercise of Common
    stock equivalents and
    repurchase of Common shares             93            (541)
                                        ------          ------

Average Common shares outstanding       57,034          58,451
                                        ======          ======

Net earnings per Common and
    Common share equivalent            $    93         $  1.23
                                        ======          ======

                         Exhibit 12

   Statement Regarding Computation of Ratio of Earnings to
                        Fixed Charges

                                  June 29,     December 30,
Dollar Amounts In Thousands          1996           1995
Earnings before provision for
    income taxes and minority
    interest                     $103,684       $211,847

Fixed charges                      25,344         47,584

Capitalized interest, net
    of current period
    amortization                      160            260
                                  -------        -------
Total earnings as adjusted       $129,188       $259,691
                                  =======        =======

Fixed charges:
    Interest (including interest
    expense and capitalized
    interest)                    $ 24,823       $ 45,765

    Portion of rents
    representative of the
    interest factor                   521          1,819
                                  -------        -------
Total fixed charges              $ 25,344       $ 47,584
                                  =======        =======

Ratio of earnings to
    fixed charges                    5.10 (2)       5.46 (1)
                                     ====           ====

   1  Excluding the effect of the gain on sale of Sports
      Optics Division and restructuring charges recorded in 1995, the ratio of earnings to fixed charges at December
      30, 1995 would have been 5.26.

   2 Excluding the effects of the restructuring charges recorded in 1996, the ratio of earnings to fixed charges at June 29, 1996 would have been 5.69.