Form 10-Q
period 1996-09-28
BAUSCH & LOMB INC
filed 1996-11-12
CIK 10427

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549



                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the Quarter Ended                                Commission File
September 28, 1996                                   Number:  1-4105


                   BAUSCH & LOMB INCORPORATED

     (Exact name of registrant as specified in its charter)


New York                                                  16-0345235
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                     Identification No.)


        One Bausch & Lomb Place, Rochester NY  14604-2701
            (Address of principal executive offices)
                           (Zip Code)


Registrant's telephone number, including area code: (716)338-6000


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   Yes     X                No


The number of shares of Common stock of the registrant outstanding as of September 28, 1996 was 55,508,599 consisting of 54,782,849 shares of Common Stock and 725,750 shares of Class B Stock which are identical with respect to dividend and liquidation rights and vote together as a single class for all purposes.



                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Unaudited consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries for the third quarters of 1996 and 1995 are presented on the following pages. The audited balance sheet at December 30, 1995 is presented for comparative purposes. Financial statements for the nine months ended September 28, 1996 have been prepared by the Company in accordance with its usual accounting policies and are based in part on approximations.

In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles have been included. All such adjustments were of a normal recurring nature.


            BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                              STATEMENT OF EARNINGS
                                  Third Quarter Ended            Nine Months Ended
Dollar Amounts In Thousands -  September 28, September 30,  September 28,  September 30,
Except Per Share Data               1996         1995             1996         1995

Net Sales                        $ 477,189    $ 476,757        $1,492,016   $1,477,817

Costs And Expenses
 Cost of products sold             219,769      205,495           661,454      657,949
 Selling, administrative
   and general                     177,546      173,764           588,820      574,707
 Research and development           18,758       15,981            55,974       47,634
 Restructuring charges                   -            -            15,077            -
                                   416,073      395,240         1,321,325    1,280,290
Operating Earnings                  61,116       81,517           170,691      197,527

Other (Income) Expense
 Investment income                  (9,512)      (9,310)          (28,490)     (28,839)
 Interest expense                   12,995       11,013            37,818       34,999
 (Gain)/loss from foreign currency,
     net                              (632)        2,294             (586)       4,258
 Loss(gain) on divestiture          26,069            -            26,069      (35,902)
 Litigation provision               16,100            -            16,100       16,000

                                    45,020        3,997            50,911       (9,484)

Earnings Before Income Taxes
 And Minority Interest              16,096       77,520           119,780      207,011

 Provision for income taxes         (3,877)        28,682          36,836       75,744

 Earnings Before Minority Interest  19,973       48,838            82,944      131,267

 Minority interest in subsidiaries   5,539        5,324            15,738       15,880

 Net Earnings                    $  14,434    $  43,514       $    67,206   $  115,387

 Retained Earnings At
 Beginning Of Period               923,423      889,578           900,095      846,245

Cash Dividends Declared:
 Common stock ($0.26 and $0.78
   per share in 1996 and $0.26
   and $0.75 per share in 1995)     14,671            14,829       44,115       43,369

Retained Earnings
 At End Of Period                $ 923,186         $ 918,263   $  923,186   $  918,263

Net Earnings Per
 Common Share                    $    0.25         $    0.75   $     1.18   $     1.98

Average Common Shares
 Outstanding (000s)                                                56,793       58,247

See Notes To Financial Statements



            BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                                  BALANCE SHEET

                                                      September 28,       December 30,
Dollar Amounts In Thousands                                1996              1995

ASSETS
Current Assets
 Cash and cash equivalents                             $  150,980          $  193,814
 Short-term investments,
   at cost which approximates market                        1,277                 803
 Trade receivables, less allowances
   of $13,898 and $11,232, respectively                   275,199             250,587
 Inventories, net                                         327,338             304,298
 Deferred taxes, net                                       88,826              82,557
 Other current assets                                     125,265              98,288
                                                          968,885             930,347
Property, Plant And Equipment, net                        547,442             550,366
Goodwill And Other Intangibles,
   less accumulated amortization of
   $82,278 and $96,597, respectively                      419,681             381,495
Other Investments                                         556,269             561,232
Other Assets                                              133,997             126,626
   Total Assets                                        $2,626,274          $2,550,066

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                                         $  354,640          $  284,510
 Current portion of long-term debt                         42,608              98,990
 Accounts payable                                          65,934              81,927
 Accrued compensation                                      86,097              79,767
 Accrued liabilities                                      298,383             275,936
 Federal and foreign income taxes                          14,799              38,347
                                                          862,461             859,477

Long-Term Debt, less current portion                      323,327             190,974
Other Long-Term Liabilities                               126,310             139,925
Minority Interest                                         430,786             430,390
   Total Liabilities                                    1,742,884           1,620,766

Shareholders' Equity
 4% Cumulative Preferred Stock, par value
   $100 per share                                               -                   -
 Class A Preferred Stock, par value $1 per share                -                   -
 Common Stock, par value $0.40 per share,
   60,198,322 shares issued                                24,079              24,079
 Class B Stock, par value $0.08 per share,
   1,086,489 and 1,268,578 shares issued, respectively         88                 101
 Capital in excess of par value                            95,244             107,788
 Cumulative translation adjustment                         83,119              85,122
 Retained earnings                                        923,186             900,095
                                                        1,125,716           1,117,185
 Common and Class B Stock in treasury, at cost,
   5,776,212 and 4,525,844 shares, respectively         (224,924)           (178,730)
 Unearned compensation                                   (10,341)             (9,155)
 Unrealized holding loss on other investments             (7,061)                   -
   Total Shareholders' Equity                             883,390             929,300
   Total Liabilities And Shareholders' Equity          $2,626,274          $2,550,066

See Notes To Financial Statements


            BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                             STATEMENT OF CASH FLOWS

                                                                 Nine Months Ended
Dollar Amounts In Thousands                                September 28,  September 30,
                                                                1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                                $  67,206      $ 115,387
 Adjustments to reconcile net earnings to net cash
      provided by operating activities:
   Depreciation of property, plant and equipment                66,235         65,894
   Amortization                                                 15,538         12,108
   Decrease/(increase) in deferred income taxes                     69        (6,478)
   Restructuring charges, net of taxes                          10,898              -
   Loss (gain) on divestitures, after taxes                      6,254       (20,823)
   Provision for litigation expense, after taxes                 9,982         10,560
   Loss on retirement of fixed assets                            2,667          3,616
   Exchange loss                                                 5,906          9,804
   Increase/(decrease) in minority interest                      1,304          (173)
   Increase in accounts receivable                            (27,366)        (5,901)
   Increase in inventories                                    (32,122)       (16,417)
   (Increase)/decrease in other current assets                (25,943)         12,623
   (Decrease)/increase in accounts payable and accruals       (28,422)         28,136
   (Decrease)/increase in tax liabilities                      (9,411)          2,396
   Decrease in other long-term liabilities                    (13,512)       (10,548)
      Net cash provided by operating activities                 49,283        200,184

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchases of property, plant and equipment      (82,901)       (58,046)
 Proceeds from sale of equipment                                 9,615              -
 Acquisition of businesses                                    (81,294)        (2,564)
 Proceeds from divestitures                                     20,343         76,291
 Other investments                                                   -        (9,425)
 Other                                                                       (11,736)         8,314
      Net cash (used in) provided by investing activities    (145,973)         14,570

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common shares                                 (55,873)       (83,248)
 Exercise of stock options                                       4,642          4,764
 Restricted stock awards                                             -          2,586
 Net proceeds from issuance (repayments) of notes payable       71,243       (40,279)
 Proceeds from issuance of long-term debt                      135,239              -
 Repayment of long-term debt                                  (55,539)        (7,157)
 Payment of dividends                                         (44,284)       (42,873)
      Net cash provided by (used in) financing activities       55,428      (166,207)

Effect of exchange rate changes on cash,
 cash equivalents and short-term investments                   (1,098)                      3,783

Net (decrease) increase in cash, cash equivalents and
 short-term investments                                       (42,360)         52,330

Cash, cash equivalents and short-term investments,
 beginning of period                                           194,617        232,542

Cash, cash equivalents and short-term investments,
 end of period                                               $ 152,257                     $ 284,872

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                                 $  40,150       $  37,092
   Income taxes                                             $  79,271       $  70,365
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

        The number of Common shares used to calculate net earnings per Common share were 56,793,312 at September
        28, 1996 and 58,247,318 at September 30, 1995.

        See Exhibit 11 filed with this Report for details regarding the computation of earnings per share.


NOTE B: Inventories
        Inventories consisted of the following:

                                       September 28,   December 30,
        (Dollar Amounts In Thousands)      1996           1995

        Raw materials and supplies       $ 91,673       $ 76,834
        Work in process                    19,549         21,905
        Finished products                 225,412        214,901
                                          336,634        313,640

        Less - Reserve for valuation of
               certain U.S. inventories at
               last-in, first-out cost      9,296          9,342
                                         $327,338       $304,298


NOTE C: Property, Plant And Equipment
        Major classes of property, plant and equipment consisted of the following:

                                       September 28, December 30,
        (Dollar Amounts In Thousands)      1996           1995

        Land                           $   22,170     $   22,124
        Leasehold improvements             33,618         33,720
        Buildings                         403,035        396,954
        Machinery and equipment           661,666        629,952
                                        1,120,489      1,082,750

        Less - Accumulated depreciation   573,047        532,384
                                       $  547,442     $  550,366


NOTE D:      Legal Proceedings

In its 1995 Annual Report on Form 10-K and as updated in the Company's first and second quarter forms 10-Q for 1996, the Company discussed an action pending in the United States District Court for the Northern District of Alabama on behalf of a nationwide class pursuing claims relating to the Company's marketing and sales of Optima FW, Medalist and SeeQuence2 contact lens systems and other related proceedings. On July 31, 1996, the court preliminarily approved a settlement, which is subject to final approval following a fairness hearing scheduled for November 1996. Under the terms of the settlement, consumers who bought the lenses in question during specified time periods are eligible to receive cash and product certificates for each lens purchase. Consumers who purchased Medalist lenses between January 1, 1991 through December 31, 1995, Optima FW lenses between November 1, 1990 through December 30, 1995 and Criterion Ultra FW lenses between November 1, 1990 through April 30, 1996 are eligible to participate in this proposed settlement. The Company has recorded a charge against third quarter earnings in the amount of $16 million which, in addition to existing litigation reserves, is deemed adequate to satisfy the costs of the proposed settlement. Additionally, on October 3, 1996, the Company was served with a statement of claim filed in British Columbia, Canada, naming the Company and Bausch & Lomb Canada. The plaintiff seeks to represent a class of Canadian consumers alleging similar claims. Management continues to vigorously defend the marketing of these lens systems.



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

RESULTS OF OPERATIONS

Comparability Of Business Segment Information

Comparisons of 1996 and 1995 third quarter and nine-month operating results are complicated by certain significant events described below.

     As announced in September 1996, the Company completed the sale of its Oral Care Division, which marketed the Interplak line of products, to Conair. The Company recorded a non-recurring after-tax loss on the divestiture of $6 million, or $0.11 per share, which is reflected in the Company's third quarter earnings. Oral care revenues were reported in the personal health sector of the Company's healthcare segment and for the 1996 third quarter were $6 million, a decrease of $7 million or 54% from the 1995 third quarter. For the first nine months of 1996, revenues were $22 million, a decrease of $14 million or 39% from the same period in 1995.

    As announced in August 1996, the Company reached a settlement of a class action lawsuit concerning the marketing of its Medalist, Optima FW and Criterion Ultra FW soft contact lenses. Although the settlement is preliminary and awaits final court approval, a charge against third quarter earnings in the amount of $16 million before taxes, or $10 million after taxes was recorded. This charge reduced earnings per share by $0.18. The Company believes that this amount, in addition to existing litigation reserves, will be adequate to provide for the costs of the proposed settlement.

     As announced in June 1996, the Company's Board of Directors approved plans to restructure portions of the sunglass, solutions and contact lens businesses, as well as certain corporate administrative functions and a restructuring charge of $15 million before taxes, or $11 million after taxes, was recorded in the second quarter. This charge reduced earnings per share by $0.19. The action is part of the Company's continuing efforts to enhance its competitive position and to reduce the annual impact of general and administrative overhead, logistics and distribution costs.

     As announced on May 1, 1995, the Company completed the sale of its Sports Optics Division, which marketed binoculars, riflescopes and telescopes. 1995 results reflect the operations of this business for only the first three months of the year. The sports optics business contributed optics segment revenues of $18 million and break even operating earnings for the nine-month period ended September 1995.

Net Sales By Business Segment

Bausch & Lomb's results are reported in two business segments. The healthcare segment includes personal health, medical and biomedical products. In the personal health sector, major lines include contact lens care products, eye care solutions, over-the-counter medications and skin care products. Medical products include contact lenses and lens materials, prescription pharmaceuticals, hearing aids and dental implants. Biomedical products include purpose-bred laboratory animals for biomedical research, specific pathogen-free eggs for vaccine production and a variety of biotechnical and professional services provided to the scientific research community. Healthcare segment results for 1996 and 1995 also include the Company's Oral Care Division. Bausch & Lomb's optics segment includes sunglasses and optical thin film coating services and products. Optics segment results for 1995 also include the Company's Sports Optics Division.

     Consolidated revenues of $477 million for the third quarter ended September 28, 1996 were even with the third quarter of 1995. Changes in foreign currency exchange rates had a negative impact of 2% on sales comparisons to 1995. When results for the divested Oral Care Division are excluded, sales improved $7 million or 2% over 1995. For the first nine months of 1996, sales totaled $1,492 million, compared with $1,478 million in the same period of 1995, an increase of 1%. Changes in foreign currency exchange rates reduced 1996 revenues in U.S. dollars by 2% on a year-to-date basis when compared to 1995. When results for the divested Oral Care and Sports Optics Divisions are excluded from 1996 and 1995 results, sales totaled $1,470 million compared with $1,424 million, an increase of 3%.

Net Sales By Business Segment
                            Third Quarter          Nine Months
(Dollar Amounts In Millions)  1996     1995       1996       1995

    Healthcare              $359.0   $345.4     $1,061.8   $1,014.9
    Optics                   118.2    131.4        430.2      462.9
    Net Sales               $477.2   $476.8     $1,492.0   $1,477.8

Healthcare Segment Revenues

Revenues in the healthcare segment increased $14 million or 4% over the 1995 third quarter. On a year-to-date basis, healthcare segment revenues advanced $47 million or 5%. When results for the divested Oral Care Division are excluded, healthcare segment revenues increased $21 million or 6% over the 1995 third quarter and increased $61 million or 6% over the first nine months of 1995. Major product sector revenues as a percentage of total healthcare segment sales are presented below:

Healthcare Segment Net Sales By Product Sector
                       Third Quarter               Nine Months
                      1996       1995           1996         1995

    Personal Health   45%         51%           47%          50%
    Medical           41%         36%           39%          36%
    Biomedical        14%         13%           14%          14%

Within the personal health sector, 1996 third quarter revenues decreased $12 million or 7%. When the Oral Care Division results are excluded, revenues decreased $5 million or 3%. Sales of the Company's ReNu multipurpose solution continued to report solid gains worldwide, while revenues from the Company's Boston line of rigid gas permeable lens care solutions reflected a 9% decrease, primarily due to timing of promotional activities. The overall result was a 2% decrease in the Company's lens care solutions business. Sales gains by the Company's line of skin care products were led by strong sales of Curel. These were more than offset by sales declines of over-the-counter drugs produced by Dr. Mann Pharma, which decreased $3 million or 29%.

     Medical sector revenues increased 17% from the third quarter of 1995, due primarily to worldwide contact lens sales, which rose 19%. Sales of planned replacement lenses, including SofLens66, reflected 39% worldwide growth, led by the U.S., Asia and Europe, while the acquisition of Award plc aided sales in Europe. Sales of traditional lenses declined 1%, reflecting the continuing shift toward planned replacement lenses outside the U.S. Worldwide prescription pharmaceutical revenues improved 14% with sales in the U.S. accounting for the majority of this increase. This improvement was largely attributable to the success of Crolom, as well as Minoxidil, a product introduced to the Company's portfolio this year. Medical sector sales also benefited from increased demand for dental implants and hearing aids.

     Biomedical sector sales increased 10% over the 1995 third quarter aided primarily by product line extensions.

Optics Segment Revenues

Third quarter revenues in the optics segment decreased $13 million or 10% from 1995. On a year-to-date basis, optics segment revenues decreased $33 million or 7%. Excluding the results of the divested Sports Optics Division from the year-to-date comparison, the decrease from 1995 was $15 million or 3%. Worldwide sunglass sales declined 9% from last year's third quarter. Significant shortfalls were reported in Ray-Ban products in all regions, with the U.S. representing more than half of the decline. Continued strong sales of new products, including Orbs and Side Street sunglasses were more than offset by the erosion of sales of older Ray-Ban products, including classic and traditional styles as well as reduced orders by the Company's largest customer in the U.S. sunglass specialty channel. Killer Loop, Arnette and Revo sunglass sales continued to gain, contributing 21% of the Company's 1996 third quarter sunglass revenues compared to 8% in the comparable 1995 period. Revenues for thin film coating products and services declined 23% due primarily to significant competitive challenges outside of the U.S.

Net Sales By Geographic Region

The following analysis of trends excludes 1996 and 1995 revenues from the Oral Care Division.

    Sales in markets outside the U.S. totaled $223 million in the third quarter, a decrease of $3 million or 1% from 1995, and represented 47% of consolidated revenues, compared to 49% in 1995. Sales in Europe and Latin America were consistent with the same period last year. Sales in Asia declined 3% due mainly to unfavorable exchange rate fluctuations in Japan.

     U.S. sales totaled $248 million in the third quarter, a gain of $11 million or 5% from 1995. The improvement was primarily due to growth for planned replacement lenses and pharmaceutical products and incremental sales from the acquisition of the Arnette sunglass lines.

Costs And Expenses

The cost of products sold ratio was 46% for the 1996 third quarter versus 43% for the comparable 1995 period. The increase in this ratio was due primarily to the impact of currency rate changes, reductions in sunglass orders and deterioration of margins in the divested Oral Care Division. For the nine-month period, this ratio was 44% for 1996 and 45% for 1995.

     Selling, administrative and general expenses were 37% of sales in the third quarter of 1996 and 36% in 1995. For the nine-month period, these expenses were 40% of sales in 1996 compared
to  39%  in  1995.   This increase reflects higher  spending  for
global   sunglass,  global  contact  lens  and  U.S.  lens   care
advertising and amortization expense related to newly acquired businesses as well as one-time period costs associated with relocation and training of personnel related to the Company's effort to reduce annualized costs by $50 million. On a year-to-date basis, corporate administration expense was 2.4% of sales in 1996 and 1995. Research and development expenses for the nine-month periods was 3.8% of sales in 1996 versus 3.2% for 1995. The increase in spending is intended to enhance the Company's technical leadership in the pharmaceuticals, contact lens and lens care businesses.
Restructuring Reserves

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


     The  following table sets forth the activity in the restructuring  reserves through September 28, 1996:
Dollar Amounts In Millions                           Contact             Corporate
                               Sunglass   Biomedical   Lens  Solutions  Administration  Total
Restructuring Provisions:
Total
 1995                             $15.8      $4.8      $3.1                   $3.0      $26.7
 1996                               5.0         -       4.1     $4.5           1.5       15.1

Less charges against 1995 reserve:
 Non-cash items                     3.4       2.2       3.1        -           1.0        9.7
 Cash payments                      2.8       2.3         -        -           0.6        5.7
Less charges against 1996 reserve:
 Non-cash items                     0.6         -       0.4      0.7             -        1.7
 Cash payments                      0.5         -         -      1.0           0.4        1.9
Balance at September 28, 1996     $13.5      $0.3      $3.7     $2.8          $2.5      $22.8

     Reserves remaining at September 28, 1996 primarily represent liabilities for continuing severance payments and are believed to be adequate.

Operating Earnings

Operating earnings totaled $61 million, a decrease of $20 million or 25% from the 1995 third quarter. The continued return to profitability for contact lens products and improved operating results for hearing aids were offset by shortfalls in the sunglass business and the divested Oral Care Division.

Other Income And Expenses

     Income from investments totaled $10 million for the third quarter of 1996, an increase of 2% over the third quarter of 1995. Interest expense of $13 million for the 1996 third quarter increased $2 million over the third quarter of 1995. This increase was due primarily to higher debt resulting from lower cash provided by operations, higher capital expenditures and increased outlays for acquisitions.

     The Company realized a net foreign currency gain of $0.6 million in the third quarter of 1996, representing an increase of $2.9 million from the net $2.3 million loss realized in 1995. This was caused largely by premium income associated with hedging activities relating to Germany and Japan.

     During the 1996 third quarter the Company sold its Oral Care Division and recorded a pretax loss of $26 million on the
transaction.   Additionally, during the 1996  third  quarter  the
Company recorded a $16 million reserve for settlement of the aforementioned consumer class action case.

     The Company's reported income tax rates for the three- and nine-month periods were (24.1%) and 30.8% in 1996 compared to 37.0% and 36.6% in 1995, respectively. The lower rates in 1996 reflect the tax benefit recognized on the loss on sale of the Oral Care Division. This benefit resulted from differences between the tax and book bases which arose upon a previous writedown of goodwill for financial statement purposes. When this benefit is excluded, the tax rates for the three- and nine-month periods were 37.8% and 38.8%, respectively.

Liquidity And Financial Resources

Cash Flows From Operating Activities

     Cash flows provided by operating activities totaled $49 million through September 1996, a decrease of $151 million from the prior year period. This change was primarily attributable to lower earnings, a higher increase in trade receivables during 1996 versus the comparable period in 1995, a build in inventories related to newly acquired businesses and in support of new contact lens product introductions in 1996, the timing of tax payments and payments against litigation reserves.

Cash Flows Provided By Investing Activities

     Cash flows used in investing activities were $146 million, versus $15 million provided by investing activities in 1995. Purchases of property, plant and equipment totaled $83 million, $25 million higher than 1995. Increased capital spending in the current year has been primarily in support of the development of new planned replacement contact lens technology and enhanced sunglass manufacturing capacity. Capital expenditures are expected to total approximately $110 million in 1996. Investing activities during 1996 included the acquisitions of Arnette Optic Illusions, a U.S.-based company marketing sunglasses to the sport market, and Award plc, manufacturer of a high-water content daily disposable lens based in Scotland. Other investing activities included the disposition of the Oral Care Division in 1996 and the Sports Optics Division in 1995.

Cash Flows From Financing Activities

     Through September 1996, $55 million in cash was provided by financing activities primarily through the issuance of U.S. short-term debt and medium-term notes. Repurchases of the Company's common shares have totaled $56 million in 1996 compared to $83 million in 1995.

Free Cash Flow

    Management continues to emphasize the generation of cash flow and management of its working capital requirements. The Company's goal is to maximize free cash flow which is defined as cash generated before financing activities and the acquisition and divestiture of businesses.

     Free cash flow for the three- and nine-month periods was $44 million and negative $37 million in 1996 compared to $54 million and $154 million in 1995. The change from the prior year is
primarily  attributable  to  the  operating  cash  flow   factors
described earlier.

Financial Position

     The Company's total debt, consisting of short- and long-term borrowings, increased $146 million from year-end 1995 to $721 million at the end of the 1996 third quarter. Bausch & Lomb's ratio of total debt to equity stood at 82% in September 1996 and 57% in September 1995. Cash and short-term investments totaled $152 million and $285 million at the end of the third quarter of 1996 and 1995, respectively. This change reflects the 1995 fourth quarter investment of approximately $136 million in securities issued by a subsidiary of a triple-A rated financial institution.

Access to Financial Markets

     The Company maintains U.S. revolving credit agreements, typically with 364-day credit terms, totaling $290 million. The interest rate under the agreements is the prime rate, or, at the Company's option, a mutually acceptable market rate. No debt was outstanding under these agreements at September 28, 1996. In August 1996, the Company issued $100 million of thirty-year notes under its $300 million medium-term note program. It was the first borrowing under this program. The notes were issued at a fixed rate of 6.56% and may be put back to the Company in August 2001, at the sole option of the holders. Proceeds from the issuance were used to reduce outstanding short-term borrowings. In addition, the Company maintains bank lines of credit for its financing requirements. The availability of adequate credit facilities provides the Company with a high degree of flexibility to meet its obligations, fund capital expenditures and invest in growth opportunities.

     On  August 7, 1996, Moody's Investors Service downgraded the
Company's  long-term debt rating from A2 to A3.   This  downgrade
will result in future long-term debt being issued at a slightly higher rate of interest.

Working Capital

     Working capital amounted to $106 million at September 1996, versus $71 million at year-end 1995 and $262 million in September 1995. Working capital benefited from the $100 million issuance of medium-term notes described earlier. The significant decrease from the third quarter of the prior year reflects the $136 million investment described previously. The current ratio was
1.1  at  September  28, 1996 and December 30,  1995  and  1.4  at
September 30, 1995.

OTHER FINANCIAL DATA

Dividends declared on Common stock were $0.26 per share in both the third quarters of 1996 and 1995. The return on average shareholders' equity of 7% for the twelve-month period ended September 28, 1996 was negatively impacted by the restructuring charges recorded in December 1995 and June 1996. This return was 6% for the twelve-month period ended September 30, 1995. Excluding 1994 goodwill impairment and the restructuring charges, the return on average shareholders' equity would have been 10% in 1996 versus 11% in 1995.

OUTLOOK

The healthcare segment should continue to benefit from growth in the contact lens business, due primarily to planned replacement and disposable lenses. In addition, the growth trend in the lens care solutions business outside of the U.S. is expected to continue. In the near term, sales in the optics segment are expected to be sluggish, due to erosion in sales of traditional styles of sunglasses and reduced orders by the Company's largest customer in the U.S. specialty sunglass channel. Although development of new sunglass styles has been accelerated, this is not expected to completely offset the aforementioned declines until after the end of this year.

     Earnings performance in future years is projected to benefit from the progress of announced efforts to reduce annualized costs by $50 million by 1998 and the recently announced restructuring efforts.

     Foreign currency exchange rate changes, particularly in Japan, are expected to continue to negatively impact sales comparisons to 1995.

     The Company will continue its regular evaluation of its portfolio of businesses to pursue opportunities to maximize shareholder return.

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


PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

In its 1995 Annual Report on Form 10-K as updated in the Company's first and second quarter forms 10-Q for 1996, the Company discussed an action pending in the United States District Court of the Northern District of Alabama on behalf of a nationwide class pursuing claims relating to the Company's marketing and sales of Optima FW, Medalist and SeeQuence2 contact lens systems and other related proceedings. On October 3, 1996, the Company was served with a statement of Claim filed in British Columbia, Canada, naming the Company and Bausch & Lomb Canada. The plaintiff seeks to represent a class of similarly situated Canadian consumers.

Reference is made to Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, and Item 1 contained in the Company's Form 10-Q for the first and second quarter for 1996, filed on March 30, 1996 and June 29, 1996, respectively.



Item 5. Other Significant Matters

    (a) Appointment of Chief Executive Officer

                 On October 24, 1996, the Company announced that its Board of Directors had approved a leadership transition plan in which William M. Carpenter, currently the Company's President and Chief Operating Officer, will become Chief Executive Officer on January 1, 1997. William M. Waltrip, the Company's present Chairman and Chief Executive Officer, will continue as Chairman.

    (b) Appointment of Directors

                 On October 23, 1996, the Company announced the appointment of two new Directors. Domenico De Sole and Jonathan S. Linen will serve until April 1997, at which time they will be nominated for election by the Company's shareholders.


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





                                BAUSCH & LOMB INCORPORATED


Date:   November 12, 1996       By:
                                           Stephen A. Hellrung
                                         Senior Vice President,
                                      Secretary and General Counsel



Date:   November 12, 1996       By:
                                           Stephen C.McCluski
                                         Senior Vice President,
                                                 Finance





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

            (11)     Statement Regarding Computation of Per Share
            Earnings (filed herewith).

            (12)     Statement Regarding Computation of Ratio  of
            Earnings to Fixed Charges (filed herewith).

            (27)    Financial Data Schedule (filed herewith).





                           Exhibit 11

      Statement Regarding Computation of Per Share Earnings

                                        NINE MONTHS ENDED
Dollars And Shares In Thousands- September 28,  September 30,
Except Per Share Data                 1996            1995


Net earnings                        $67,206        $115,387


Actual outstanding Common
    shares at beginning of year      56,941          58,992


Average Common shares issued for
    stock options and effects of
    assumed exercise of Common
    stock equivalents and
    repurchase of Common shares       (148)           (745)


Average Common shares outstanding    56,793          58,247


Net earnings per Common and
    Common share equivalent         $  1.18         $  1.98







                           Exhibit 12

Statement Regarding Computation of Ratio of Earnings to Fixed
Charges


                               September 28,   December 30,
Dollar Amounts In Thousands         1996           1995

Earnings before provision for
    income taxes and minority
    interest                     $119,780       $211,847

Fixed charges                      39,224         47,584

Capitalized interest, net
    of current period
    amortization                      240            260

Total earnings as adjusted       $159,244       $259,691


Fixed charges:
    Interest (including interest
    expense and capitalized
    interest)                    $ 37,818       $ 45,765

    Portion of rents
    representative of the
    interest factor                 1,406          1,819

Total fixed charges              $ 39,224       $ 47,584


Ratio of earnings to
    fixed charges                    4.062           5.461



1   Excluding the effect of the gain on sale of Sports Optics
    Division and restructuring charges recorded in 1995, the ratio of earnings to fixed charges at December 30, 1995 would have been 5.26.

2 Excluding the effects of the restructuring charges recorded in 1996 and the loss on divestiture of the Oral Care
    Division, the ratio of earnings to fixed charges at September
    28, 1996 would have been 5.11.