Form 10-K
period 1996-12-28
BAUSCH & LOMB INC
filed 1997-03-27
CIK 10427

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________


FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

_____________________


For the fiscal year ended       Commission file number
    December 28, l996                  1-4105



BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)


        NEW YORK                         16-0345235
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)       Identification No.)


ONE BAUSCH & LOMB PLACE, ROCHESTER, NEW YORK    14604-2701
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

		               Yes [ X ]  No ___

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

	The aggregate market value (based on the consolidated tape closing price on March 5, 1997) of the voting stock held by non-affiliates of the registrant was $2,063,214,413. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and corporate officers.
Such interpretation is not intended to be, and should not be construed to be, an admission by Bausch & Lomb Incorporated or such directors or corporate officers that such directors and corporate officers are "affiliates" of Bausch & Lomb
Incorporated, as that term is defined under the Securities Act of 1933.

	The number of shares of Common Stock of the registrant, outstanding as of March 5, 1997 was 55,457,104, consisting of 54,711,725 shares of Common Stock and 745,379 shares of Class B Stock, which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.


DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II   The Bausch & Lomb 1996 Annual Report to
Shareholders for fiscal year ended December 28, 1996 ("Annual Report"). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as a part of this Report on Form 10-K.

Part III Bausch & Lomb Incorporated Proxy Statement, dated March 21, 1997 ("Proxy Statement"). With the exception of the pages of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.

                     [Cover page 2 of 2 pages]

TABLE OF CONTENTS

PART I                                                PAGE

Item  1.    Business ................................   2

Item  2.    Properties ..............................   6

Item  3.    Legal Proceedings .......................   9

Item  4.    Submission of Matters to a Vote
            of Shareholders .........................  11

PART II

Item  5.    Market for Bausch & Lomb Incorporated's
            Common Stock and Related Shareholder
            Matters .................................  11

Item  6.    Selected Financial Data .................  11

Item  7.    Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations................  11

Item  8.    Financial Statements and
            Supplementary Data ......................  11

Item  9.    Changes in and Disagreements
            with Accountants on Accounting
            and Financial Disclosure ................  11

PART III

Item 10.    Directors and Executive Officers
            of Bausch & Lomb Incorporated............  12

Item 11.    Executive Compensation ..................  14

Item 12.    Security Ownership of Certain
            Beneficial Owners and Management ........  14

Item 13.    Certain Relationships and
            Related Transactions ....................  14

PART IV

Item 14.    Exhibits, Financial Statement
            Schedule, and Reports on Form 8-K ..... .  14

Signatures ..........................................  15
Schedules ..........................................   S-1
Exhibit Index ......................................   E-1
Exhibits............ (Attached to this Report on Form 10-K)

PART I
ITEM 1. BUSINESS


(a) GENERAL DEVELOPMENT OF BUSINESS

Bausch & Lomb Incorporated is a world leader in the development, manufacture and marketing of products and services for the eye care and healthcare fields.

Bausch & Lomb was incorporated in the State of New York in 1908 to carry on a business which was established in 1853. Its principal executive offices are located in Rochester, New York. Unless the context indicates otherwise, the terms "Bausch &
Lomb" and "Company" as used herein refer to Bausch & Lomb Incorporated and its consolidated subsidiaries. Highlights of the general development of the business of Bausch & Lomb during 1996 are discussed below.

1996 was a challenging year for Bausch & Lomb; however, the management of the Company remains committed to improving financial performance and has initiated strategies to reduce costs and improve financial performance in 1997 and over the longer term. Reported revenues for 1996 were $1,927 million, a decrease of $6 million or less than 1% from 1995. Excluding the oral care and dental implant businesses divested in 1996 and the sports optics business divested in 1995, revenues from ongoing businesses reached $1,877 million, an increase of 2% over the $1,836 million recorded in 1995. Net earnings for 1996 amounted to $83 million, or $1.47 per share, compared to $112 million or $1.94 per share, reported in 1995. Excluding restructuring charges and gains and losses on divestitures of businesses from both periods, net earnings were $92 million or $1.62 per share in 1996, compared to $109 million or $1.88 per share in 1995.

In February 1996, the Company acquired Arnette Optic
Illusions, Inc., a designer, manufacturer and marketer of high-performance sunglasses and goggles, which competes in market segments where the Company was not previously represented.

Also, in February 1996, the Company acquired Award plc, a Scotland-based company which manufactures and markets a high-water, daily disposable soft contact lens. The patented cast-mold manufacturing technology and highly efficient distribution process used by Award are specifically designed to respond to the high volumes, short cycle times and low unit costs needed to make single-use soft contact lens wear practical and affordable for consumers.

In June 1996, the Company's board of directors approved plans to restructure portions of the eyewear and vision care segments, as well as certain corporate administrative functions and a restructuring charge of $11 million after taxes, or $0.19 per share, was recorded. These actions are part of the Company's efforts to enhance its competitive position and to reduce the annual impact of general and administrative, logistics and distribution costs.

In July 1996, the Company recorded litigation provisions of $10 million after taxes, or $0.18 per share, in connection with the proposed settlement of a class action lawsuit. In November
1996, the court gave final approval to the settlement.

In September 1996, the Company completed the sale of its Oral Care Division to Conair Corporation. The Oral Care Division marketed the Interplak line of power toothbrushes for plaque removal. The Company recorded an after-tax loss of $6 million or $0.11 per share on the sale.

In October 1996, the Company's board of directors approved a leadership transition plan in which William M. Carpenter, the Company's president and chief operating officer, became chief executive officer on January 1, 1997, replacing William H. Waltrip, who is continuing as chairman.

In November 1996, the Company completed the sale of its dental implant business to a group of investors sponsored by Finisterre Capital Partners. The Company recorded an after-tax gain of $8 million or $0.15 per share on the sale.

In December 1996, the Company's Management Executive
Committee announced plans to adopt a new financial management system to measure and drive the Company's performance. The system, called Economic Value Added (EVA), will be implemented for 1997. EVA is a tool which simply yet effectively combines earnings and capital management objectives into one index. It aligns business decisions made by the Company with shareholder expectations that capital is being utilized effectively.

Also in December 1996, the Company announced its realignment of businesses into new segments for the purpose of reporting its financial results. The four new segments, vision care, eyewear, pharmaceuticals and healthcare, reflect the Company's strategic emphasis on eye care.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information concerning sales, business segment earnings and identifiable assets attributable to each of Bausch & Lomb's reportable industry segments is set forth on pages 22-26 and 41-
42 of the Annual Report which are incorporated herein by reference.

(c) NARRATIVE DESCRIPTION OF BUSINESS

Bausch & Lomb's operations have been classified into four industry segments: vision care, eyewear, pharmaceuticals and healthcare. Below is a description of each segment and information to the extent that it is material to an understanding of the Company's business taken as a whole. In addition, pages 9-20 of the Annual Report are incorporated herein by reference.

Vision Care

The vision care segment includes contact lenses, lens materials and lens care products. Vision care products are marketed through licensed eye care professionals, pharmaceutical retailers and mass merchandisers by the Company's own sales force and distributors.

Eyewear

The eyewear segment includes premium-priced sunglasses and optical thin film coating services. Eyewear products are distributed worldwide through distributors, wholesalers and manufacturer's representatives. These products are marketed through optical stores, sunglass specialty stores, department stores, catalog showrooms, mass merchandisers, sporting goods stores and, in the case of optical thin films, to a variety of industrial customers.

Pharmaceuticals

The pharmaceuticals segment manufactures and sells generic and proprietary prescription pharmaceuticals, with a strategic emphasis in the ophthalmic field, and over-the-counter (OTC) medications.
These products are distributed through the Company's sales force and distributors to pharmacies, drug stores, food stores, mass merchandisers and hospitals.

Healthcare

Included in this segment are businesses which provide purpose-bred laboratory animals, pathogen-free eggs, biomedical products and services, skin care products and hearing aids. Hearing aids are distributed primarily through the Miracle-Ear franchise system and Company-owned stores. Biomedical products are sold through the Company's own sales force to the scientific research community. Skin care products are sold through the Company's sales force and distributors to drug stores, food stores and mass merchandisers.

Raw Materials and Parts; Customers

Materials and components in all four of the Company's industry segments are purchased from a wide variety of suppliers and the loss of any one supplier would not adversely affect the Company's business to a significant extent. No material part of the Company's business taken as a whole is dependent upon a single or a few customers. However, in the eyewear segment approximately 15% of segment sales are attributable to Sunglass Hut International and in the vision care segment approximately 10% of segment sales are attributable to Wal-Mart.

Patents, Trademarks & Licenses

While in the aggregate the Company's patents are of material importance to its businesses taken as a whole, no single patent or patent license or group of patent licenses relating to any particular product or process is material to any industry segment. The Company actively pursues technology development and acquisition as a means to enhance its competitive position in its business segments.

In the vision care segment, Bausch & Lomb has developed significant consumer and eye care professional recognition of products sold under the Bausch & Lomb, ReNu, Sensitive Eyes,
SeeQuence,

Medalist, Boston, Optima FW and SofLens66 trademarks.
Ray-Ban, Revo, Wayfarer, Arnette and Killer Loop are trademarks receiving substantial consumer recognition in the eyewear segment. Bausch & Lomb and Dr. Mann are trademarks receiving substantial consumer recognition in the pharmaceuticals segment. In the healthcare segment, Miracle-Ear, Mirage, Curel, Soft Sense and Charles River are trademarks receiving significant consumer and industry professional recognition.

Seasonality and Working Capital

Some seasonality exists for sunglasses in the eyewear segment. The accumulation of inventories of such products in advance of expected shipments reflects the seasonal nature of the products. In general, the working capital practices followed in each of the Company's industry segments are typical of those businesses.

Competition

Each industry is highly competitive in both U.S. and non-
U.S. markets. In all of its segments, Bausch & Lomb competes on the basis of product performance, quality, technology, price, service, warranty and reliability. In the eyewear segment, the Company also competes on the basis of style.

Research and Development

Research and development constitutes an important part of Bausch & Lomb's activities. In 1996, the Company's research and development expenditures totaled $75 million, as compared to $66 million in 1995 and $60 million in 1994.


Environment

Although Bausch & Lomb is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 1996 and are not anticipated to be material for 1997 or 1998.

Number of Employees

Bausch & Lomb employed approximately 13,000 persons as of December 28, 1996.


(d)	FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
AND EXPORT SALES

Information as to sales, operating earnings and identifiable assets attributable to each of Bausch & Lomb's geographic regions, and the amount of export sales in the aggregate, is set forth on page 41 of the Annual Report and is incorporated herein by reference.

ITEM 2.  PROPERTIES

	The principal manufacturing, distribution and production facilities and other important physical properties of Bausch & Lomb at March 1, 1997 are listed hereafter and grouped under the principal industry segment to which they relate. Certain properties relate to more than one industry segment. Except where otherwise indicated by footnote, all properties shown are held in fee and are not subject to major encumbrances.


EYEWEAR
Manufacturing Plants
  Beijing, China(2)
  Bhiwadi, India
  Waterford, Ireland (2)
  Oakland, MD
  Rochester, NY (Frame Center)
  San Antonio, TX
  New Territories, Hong Kong (2)
  Nuevo Laredo, Mexico (2)

Distribution Centers
  San Clemente, CA (2)
  Sunnyvale, CA (2)
  San Antonio, TX
  Richmond Hill, Ontario, Canada (2)
  Guangzhou, China (2)
  Hoofdorp, Netherland (2)


HEALTHCARE
Manufacturing Plants
  Golden Valley, MN (1)
  Kitchener, Ontario, Canada (2)

Distribution Centers
  Wilmington, MA (2)
  Golden Valley, MN (1)
  Reinholds, PA (2)

Production Facilities
  Hollister, CA (2)
  Lebanon, CT
  Preston, CT
  Storrs, CT
  Voluntown, CT
  Summerland Key, FL
  Colbert, GA (2)
  Benson, IL
  Eureka, IL
  Secore, IL
  Roanoke, IL
  Washburn, IL
  Windham, ME
  Southbridge, MA (2)
  West Brookfield, MA (2)
  Wilmington, MA
  Portage, MI
  O'Fallon, MO
  Raleigh, NC
  Pittsfield, NH
  Newfield (Lakeview), NJ
  Stone Ridge (Kingston), NY
  Charleston, SC (2)
  Houston, TX
  Oregon, WI
  Brussels, Belgium
  St. Constant, Canada
  Margate, England
  West Sussex, England
  Lyons, France (2)
  St. Aubin-les-Elbeuf, France
  St. Germain, France (2)
  Extertal, Germany
  Kisslegg, Germany
  Sulzfeld, Germany
  Calco, Italy
  Atsugi, Japan
  Hino, Japan
  Tskuba, Japan (2)
  Tuhuacan, Mexico (2)
  Someren, Nethlands
(Healthcare Production Facilities continued)
  Barcelona, Spain(2)
  Uppsala, Sweden (2)

PHARMACEUTICALS
Manufacturing Plants
  Tampa, FL
  Berlin, Germany

Distribution Centers
  Tampa, FL


VISION CARE
Manufacturing Plants
  Sarasota, FL (1)
  Wilmington, MA (2)
  Rochester, NY (Optics Center) (1), (2)
  Greenville, SC
  Porto Alegre, Brazil
  Beijing, China (2)
  Bhiwadi, India
  Waterford, Ireland (2)
  Milan, Italy
  Umsong-Gun (Seoul), Korea
  Livingston, Scotland (2)
  Barcelona, Spain
  Hastings, United Kingdom

Distribution Centers
  Rochester, NY (Optics Center) (1), (2)
  Greenville, SC (2)
  Lynchburg, VA (2)
  Richmond Hill, Ontario, Canada (2)
  Guangzhou, China
  Hoofdorp, Netherlands (2)
  Livingston, Scotland (2)


CORPORATE FACILITIES
	Rochester, NY
	  One Bausch & Lomb Place (2)
	  Optics Center (1),(2)
	  1295 Scottsville Road (2)

[FN]
(1)	This facility is financed under a tax-exempt financing
agreement.
(2)	This facility is leased.


	Bausch & Lomb considers that its facilities are suitable and adequate for the operations involved. All facilities are being productively utilized.

ITEM 3.  LEGAL PROCEEDINGS

1. In June 1994, five separate shareholder actions against the Company and its former Chief Executive Officer and Chairman, Daniel Gill, were filed in the Western and Southern Districts of New York and an additional action, naming the Company, Mr. Gill and four other officers was filed in January 1995, alleging that the Company artificially inflated the value of its stock by making false and misleading statements about expected financial results. In September 1995, the parties agreed to consolidate the actions and plaintiffs have filed a third-amended consolidated complaint. Plaintiffs seek to represent two classes, including all persons who purchased stock during a nine-month period prior to a June 3, 1994 announcement that the Company was undertaking efforts to rebalance distributor inventories, and all shareholders who purchased shares between June 4, 1994 and January 25, 1995. In October 1996, the court denied in substantial part the Company's and the individual officers' motions to dismiss. The Company and individual officers have filed motions for reconsideration of the October 1996 order or, in the alternative, certification of the order pursuant to 28 U.S.C. Section 1292 (b). Discovery has not yet commenced in this consolidated action. A motion by plaintiffs to certify the alleged class is pending. The Company is vigorously defending itself against these claims.

2. On December 28, 1994, following an article in Business Week magazine questioning the Company's accounting treatment of a fourth quarter 1993 sales program initiated by the Contact Lens Division, the Company received a request from the Securities and Exchange Commission (SEC) for information in connection with an inquiry being conducted by the SEC. Since then, the Company has received additional requests for information from the SEC staff, including those with respect to the Company's accounting for sunglass sales in its Asia-Pacific Division in the period from late 1992 through early 1994. The Company has provided documents and Company personnel have testified. The Company is cooperating with the SEC's continuing investigation and is unable to predict the outcome of this proceeding. An adverse outcome could result in the filing of civil proceedings by the SEC against the Company seeking injunctive relief, or administrative proceedings seeking a cease and desist order.

3. In November 1994, the United States District Court for the Northern District of Alabama certified a nationwide class of purchasers of Optima FW and Medalist lenses during the period January 1, 1991 through November 1, 1994 to pursue claims relating to the Company's marketing and sale of the Optima FW, Medalist and SeeQuence2 contact lens systems. Plaintiffs allege that the Company misled consumers by packaging the same lens under three different names for three different prices. On November 26, 1996, the court gave final approval to a settlement, under which consumers who purchased Medalist lenses between January 1, 1991 through December 31, 1995, Optima FW lenses between November 1, 1990 through December 31, 1995 and Criterion Ultra FW lenses between November 1, 1990 through April 30, 1996 were eligible to participate. The Company recorded a charge against third quarter earnings which, in addition to existing litigation reserves, is deemed adequate to satisfy the costs of the settlement. Additionally, on May 2, 1996 and October 3, 1996, the Company was served with statements of claim filed in Ontario and British Columbia, Canada, respectively, naming the Company and Bausch & Lomb Canada. The plaintiffs seek to represent a class of Canadian consumers alleging similar claims. Another action filed in California state court in October 1994 raising substantially similar claims has been resolved. A working group of state attorneys general, representing the interests of eighteen states, also requested documents regarding the Company's pricing, labeling and advertising of these lenses. The Attorney General for the State of Florida has served a subpoena seeking documents relating to the marketing and sale of contact lenses and contact lens solutions. Management continues to vigorously defend the marketing of these products.

4. In May and June 1995, the Company was served with several proposed class action complaints in New York, New Jersey, Pennsylvania and California, alleging that the Company misled consumers in its marketing and sale of Sensitive Eyes Rewetting Drops and Saline Solution and Bausch & Lomb Eyewash. The Company stipulated to certification of a nationwide class of purchasers of Sensitive Eyes Rewetting Drops, Boston Rewetting Drops, ReNu Rewetting Drops and Bausch & Lomb Eyewash between May 1, 1989 and June 30, 1995 in the New York action. In exchange plaintiffs dismissed their actions in other states. Another action, which was filed by a separate group of plaintiffs' attorneys in state court in California, was voluntarily dismissed. Management vigorously defends the marketing of these products.

5. In June 1994, the Florida Attorney General, acting on behalf of disposable contact lens consumers in the State of Florida, filed an antitrust action against the Company and others in the United States District Court for the Middle District of Florida.
The complaint challenges the Company's long-standing policy of selling contact lenses only to licensed professionals.
Plaintiffs allege that the policy
was adopted in conspiracy with others to eliminate alternative channels of trade from the disposable lens market. The Florida Attorney General seeks treble damages on behalf of all purchasers of contact lenses, whether from the Company or others, a $1.0 million penalty and injunctive relief. A number of consumer class actions have been consolidated in the Middle District of Florida and actions are pending in California and Tennessee state courts. The complaints make similar allegations and seek similar relief on behalf of consumers outside the State of Florida. In December 1996, the New York State Attorney General, on behalf of itself and approximately twenty-one other states, filed a substantially similar action in the United States District Court for the Eastern District of New York and has sought consolidation with the pending action. The Company defends its policy as a lawfully adopted means of insuring effective distribution of its products and safeguarding consumers' health.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
OF SHAREHOLDERS

	Inapplicable.



PART II


ITEM 5.  MARKET FOR BAUSCH & LOMB INCORPORATED'S COMMON
STOCK AND RELATED SHAREHOLDER MATTERS

	The sections entitled "Dividends" and "Quarterly Stock
Prices" and table entitled "Selected Financial Data" on pages 31, 34 and 58, respectively, of the Annual Report are incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

	The table entitled "Selected Financial Data" on pages 58 of the Annual Report is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	The section entitled "Financial Review" on pages 22-34 of the Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The financial statements, including the notes thereto, together with the sections entitled "Report of Independent Accountants" and "Quarterly Results" of the Annual Report included on pages 35-57 and 34, respectively, are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	Inapplicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
BAUSCH & LOMB INCORPORATED

	Information with respect to non-officer directors is included in the Proxy Statement on pages 3-7 and such information is incorporated herein by reference. Set forth below are the names, ages (as of March 1, 1997), positions and offices held by, and a brief account of the business experience during the past five years of, each executive officer.


Name and Age               Position

William H. Waltrip (59)    Chairman since January 1997; Chairman
and Chief Executive Officer (1996); Chairman of Technology
Solutions Company since 1993; Chief Executive Officer, Technology
Solutions Company (1993-1995); Chairman and Chief Executive
Officer of Biggers Brothers, Inc. (1991-1993).

William M. Carpenter (44) Chief Executive Officer since January 1997; President and Chief Operating Officer (1995-1996); Executive Vice President, Global Business Manager, Eyewear (1995-July 1996); President and Chief Executive Officer, Reckitt & Colman, Inc. (1994-1995); President and Chief Operating Officer, Reckitt and Colman, Inc. (1992-1994); President, Household Products Division, Reckitt and Colman, Inc. (1991-1992).

Daryl M. Dickson (45)      Senior Vice President, Human Resources
since November 1996; Vice President Human Resources
(snacks/cereal group), Quaker Oats Company (1993-1996); Sector
Director Management and Organization Development, Allied Signal
Aerospace Division, Allied Signal Inc. (1991-1993).

James C. Foster (46)       Senior Vice President since December
1994 and President and Chief Executive Officer of Charles River
Laboratories, Inc., a subsidiary of the Company, since 1991; Vice
President (1991-1994).

Michael T. Gillen (38)     Vice President and President, U.S.
Eyewear since June 1996; President and Chief Executive Officer of Dahlberg/Miracle Ear, a subsidiary of the Company (1994-June
1996); Vice President and General Manager, ADVO, Inc. (1990-
1994).

Dwain L. Hahs (44)         Senior Vice President, International
Operations since September 1996; Vice President and President Europe, Middle East and Africa Division (1994-1996); Vice President Field Operations Europe, Middle East and Africa Division (1992-1994); Vice President Marketing International Division (1989-1992).

Stephen A. Hellrung (49)   Senior Vice President since March
1995; Secretary since December 1994; Vice President and General
Counsel (1985-1994).

James E. Kanaley (55)      (Retirement Date June 30, 1997.)
Senior Vice President since 1985 and President North American Vision Care since June 1996; Global Business Manager, Lens Care Products (1994-1996); President, Personal Products Division (1987-1996).

Stephen C. McCluski (44)    Senior Vice President, Finance since
February 1995; Vice President and Controller (1994); President,
Outlook Eyewear Company (1992-1994); Vice President, Controller,
Eyewear Division (1989-1992).

W. Jeff Pontius (40)        Vice President and Global Business
Manager, Eyewear since July 1996; Vice President and President, Eyewear (1996); President, U.S. Ray Ban Eyewear (1995-1996); Vice President Marketing, Reckitt & Colman, Inc., (1993-1995); Vice President, Brand Management, Reckitt & Colman, Inc. (1993); Category Director, Hard Surface, Reckitt & Colman, Inc. (1992-
1993); Plant Manager, Royston, Georgia, Johnson & Johnson (1989-
1992).

Thomas M. Riedhammer (48) Senior Vice President, Worldwide Pharmaceutical, Surgical, and Hearing Care Products since December 1994; Vice President (1993-1994); President, Worldwide Pharmaceuticals (1994); President, Pharmaceutical Division (1992-
1993); Vice President, Research and Development, Pharmaceutical Division (1991-1992).

Carl E. Sassano (47) Executive Vice President and President, Bausch & Lomb Vision Care since January 1997; Senior Vice President and Global Business Manager, Vision Care (1996); Global Business Manager, Contact Lens Products (1994-1996); Senior Vice President and President Contact Lens Division (1994-1996); Senior Vice President and President of Polymer Technology Corporation, a subsidiary of the Company (1992-1994); Vice President and President of Polymer Technology Corporation (1986-1992).

Jurij Z. Kushner (46)      Vice President and Controller since
February 1995; Vice President, Operations, Personal Products Division (1994-1995); Vice President and Controller, Personal Products Division (1992-1994); Staff Vice President, Financial Planning and Analysis (1986-1992).

	All officers serve on a year-to-year basis through the day of the annual meeting of shareholders of the Company, and there is no arrangement or understanding among any of the officers of the Company and any other persons pursuant to which such officer was selected as an officer.

ITEM 11.  EXECUTIVE COMPENSATION

	The portions of the "Executive Compensation" section entitled "Report of the Committee on Management", "Compensation Tables" and "Defined Benefit Retirement Plans", the second and third paragraphs of the section entitled "Board of Directors", the graph entitled "Comparison of Five Year Cumulative Total Shareholder Return" and the second paragraph of the section entitled "Related Transactions, Employment Contracts and Termination of Employment and Change in Control Arrangements" included in the Proxy Statement on pages 10-13, 14-15, 17-18, 1, 16 and 18, respectively, are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

	The section entitled "Security Ownership of Certain
Beneficial Owners and Management" in the Proxy Statement on page
8 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

	The first paragraph of the section entitled "Related
Transactions, Employment Contracts and Termination of Employment and Change of Control Arrangements" on page 18 of the Proxy
Statement is incorporated herein by reference.



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

	The following documents or the portions thereof indicated are filed as a part of this report.

(a)	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS.

1.  Data incorporated by reference in           Page in
    Item 8 from the Annual Report            Annual Report

    Report of Independent Accountants             57

    Balance Sheet at December 28, 1996
      and December 31, 1994                       36

    For the years ended December 28, 1996,
      December 30, 1995 and  December 31, 1994:

	     Statement of Earnings                       35

	     Statement of Cash Flows                     37

    Notes to Financial Statements                 38-57

2.  Filed herewith

    Report of Independent Accountants
      on Financial Statement Schedules            Exhibit (24)

    For the years ended December 28, 1996,
      December 30, 1995 and December 31, 1994:

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

	Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference. Each of Exhibits (10)-a through (10)-gg is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.



SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                BAUSCH & LOMB INCORPORATED

Date:  March 27, 1997    By:/s/William M. Carpenter
                            William M. Carpenter
                            Chairman and
                            Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Principal Executive Officer

Date:  March 27, 1997    By:/s/William M. Carpenter
                            William M. Carpenter
                            Chief Executive Officer

                Principal Financial Officer

Date:  March 27, 1997    By:/s/ Stephen C. McCluski
                            Stephen C. McCluski
                            Senior Vice President,
                            Finance

                Controller

Date:  March 27, 1997    By:/s/ Jurij Z. Kushner
                            Jurij Z. Kushner,
                            Vice President and Controller

                 Directors
                 Franklin E. Agnew
                 William Balderston III
                 William M. Carpenter
                 Domenico De Sole
                 Jonathan S. Linen
                 Ruth R. McMullin
                 John R. Purcell
                 Linda Johnson Rice
                 Alvin W. Trivelpiece
                 William H. Waltrip
                 Kenneth L. Wolfe

Date:  March 27, 1997    By:/s/Stephen A. Hellrung
                            Stephen A. Hellrung
                            Attorney-in-Fact


Bausch & Lomb Incorporated

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Reserves for
Doubtful Accounts
(Dollar amounts    December 28,   December 30,   December 31,
in thousands)         1996           1995           1994<F2>
_____________________________________________________________


Balance at       $  11,232      $  16,830      $  13,753
beginning of year

Activity for the year:

Provision charged    8,556          8,253          8,007
to income

(Reductions)/         (399)          (821)         1,769
additions resulting
from (divestiture)/
acquisition activity

Accounts written    (6,899)        (10,194)       (7,696)
off

Recoveries on          788            634            997
accounts previ-
ously written
off

Reclassifi-             --          (3,470)           --
cations<F1>

Balance at end   $  13,278      $  11,232      $  16,830
of year

<F1> Represents reserves related to trade receivables which have been reclassified to Notes Receivable.

<F2> Results have been restated as more fully described in Note 2
- "Restatement of Financial Information".


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

	(10)-b Change of Control Employment Agreement with certain officers of the Company (filed herewith).

	(10)-c The Bausch & Lomb Incorporated Executive Incentive Compensation Plan (filed as Exhibit (10)-b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-4105, and incorporated herein by reference).

	(10)-d Amendment to the Bausch & Lomb Incorporated Executive Incentive Compensation Plan (filed as Exhibit (10)-c to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1996, File No. 1-4105 and incorporated herein by reference).

	(10)-e Amendment to the Bausch & Lomb Incorporated Executive Incentive Compensation Plan (filed herewith).

	(10)-f The Bausch & Lomb Supplemental Retirement Income Plan I, as restated (filed as Exhibit (10)-e to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4105, and incorporated herein by reference).

	(10)-g The Bausch & Lomb Supplemental Retirement Income Plan II, as restated (filed as Exhibit (10)-f to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4105, and incorporated herein by reference).

	(10)-h         The Bausch & Lomb Supplemental Retirement
Income Plan III (filed as Exhibit (10)-g to the Company's Annual
Report on Form 10-K for the fiscal year ended December 26, 1992, File No. 1-4105, and incorporated herein by reference).

	(10)-i The Bausch & Lomb Incorporated Long Term Incentive Program, as restated (filed as Exhibit (10)-g to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1985, File No. 1-4105, and incorporated herein by reference).

	(10)-j Amendment to the Bausch & Lomb Incorporated Long Term Incentive Program (filed as Exhibit (10)-i to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1988, File No. 1-4105, and incorporated herein by reference).

	(10)-k         The Bausch & Lomb Incorporated Management
Executive Incentive Plan (filed as Exhibit (10)-h to the
Company's Annual Report on Form 10-K for fiscal year ended
December 31, 1994, File No. 1-4105, and incorporated herein by reference).

	(10)-l Amendment to the Bausch & Lomb Incorporated Management Executive Incentive Plan (filed as Exhibit (10)-l to the Company's Annual Report on Form 10-K for fiscal year ended
December 30, 1995.

	(10)-m Amendment to the Bausch & Lomb Incorporated Management Executive Incentive Plan (filed herewith).

	(10)-n         The Bausch & Lomb Supplemental Management
Executive Incentive Plan (filed as Exhibit (10)-i to the
Company's Annual Report on Form 10-K for fiscal year ended
December 31, 1994, File No. 1-4105, and incorporated herein by reference).

	(10)-o Amendment to the Bausch & Lomb Supplemental Management Executive Incentive Plan (filed as Exhibit (10)-l to the Company's Annual Report on Form 10-K for fiscal year ended December 30, 1995, File No. 1-4105, and incorporated herein by reference).

	(10)-p         The Bausch & Lomb Incorporated Long Term
Performance Stock Plan I (filed as Exhibit (10)-j to the
Company's Annual Report on Form 10-K for fiscal year ended
December 31, 1994, File No. 1-4105, and incorporated herein by reference).

	(10)-q Bausch & Lomb Incorporated Long Term Performance Stock Plan II, as amended (filed as Exhibit (10)-i to the Company's Annual Report on Form 10-K for fiscal year ended December 25, 1993, File No. 1-4105 and incorporated herein by reference).

	(10)-r         The 1982 Stock Incentive Plan of Bausch &
Lomb Incorporated (filed as Exhibit III-F to the Company's Annual
Report on Form 10-K for the fiscal year ended December 26, 1982, File No. 1-4105, and incorporated herein by reference).

	(10)-s Amendment to the 1982 Stock Incentive Plan of Bausch & Lomb Incorporated (filed as Exhibit (10)-l to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1988, File No. 1-4105, and incorporated herein by reference).

	(10)-t Amendment to the 1982 Stock Incentive Plan of Bausch & Lomb Incorporated (filed as Exhibit (10)-k to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 29, 1990, File No. 1-4105, and incorporated herein by reference).

	(10)-u         The 1987 Stock Incentive Plan of Bausch &
Lomb Incorporated (filed as Exhibit I.B to the Company's
Registration Statement on Form S-8, File No. 33-15439, and incorporated herein by reference).

	(10)-v Amendment to the 1987 Stock Incentive Plan of Bausch & Lomb Incorporated (filed as Exhibit (10)-n to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1988, File No. 1-4105, and incorporated herein by reference).

	(10)-w Amendment to the 1987 Stock Incentive Plan of Bausch & Lomb Incorporated (filed as Exhibit (10)-n to the
Company's Annual Report on Form 10-K for the fiscal year ended
December 29, 1990, File No. 1-4105, and incorporated herein by reference).

	(10)-x The 1990 Stock Incentive Plan of Bausch & Lomb Incorporated, as amended (filed as Exhibit (10)-o to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4105, and incorporated herein by reference).

	(10)-y         The 1990 Stock Incentive Plan of Bausch &
Lomb Incorporated, as amended (filed herewith).

	(10)-z The Bausch & Lomb Incorporated Director Deferred Compensation Plan, as restated (filed as Exhibit (10)-p to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105, and incorporated herein by reference).

	(10)-aa The Bausch & Lomb Incorporated Executive Deferred Compensation Plan, as restated (filed as Exhibit (10)-q to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105, and incorporated herein by reference).

	(10)-bb         The Bausch & Lomb Incorporated Director
Deferred Compensation Plan, as restated (filed herewith).

	(10)-cc         The Bausch & Lomb Incorporated Executive
Deferred Compensation Plan, as restated (filed herewith).

	(10)-dd         Annual Retainer Stock Plan for Non-Employee
Directors (filed herewith).

	(10)-ee         The Bausch & Lomb Incorporated Executive
Benefit Plan, as amended (filed as Exhibit (10)-t to the Company's Annual Report on Form 10-K for the fiscal year ended
December 29, 1990, File No. 1-4105, and incorporated herein by reference).

	(10)-ff         The Bausch & Lomb Incorporated Executive
Security Program (filed as Exhibit (10)-s to the Company's Annual
Report on Form 10-K for the fiscal year ended December 30, 1989, File No. 1-4105, and incorporated herein by reference).

	(10)-gg         The Bausch & Lomb Retirement Benefit
Restoration Plan (filed as Exhibit (10)-t to the Company's Annual
Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105, and incorporated herein by reference).

	(11)           Statement Regarding Computation of Per Share
Earnings (filed herewith).

	(12) Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith).

	(13) The Bausch & Lomb 1996 Annual Report to Shareholders for the fiscal year ended December 28, 1996 (filed herewith). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as a part of this Report on Form 10-K.

	(21)           Subsidiaries (filed herewith).

	(23)           Report of Independent Accountants on
Financial Statement Schedules and Consent of Independent
Accountants (filed herewith).

	(24)          Power of attorney with respect to the
signatures of directors in this Report on Form 10-K (filed herewith).

	(27)          Financial Data Schedule (filed herewith).