Form 10-Q
period 1997-03-29
BAUSCH & LOMB INC
filed 1997-05-12
CIK 10427

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549


                                FORM 10-Q

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




For the Quarter Ended                                Commission File
March 29, 1997                                       Number:  1-4105


                       BAUSCH & LOMB INCORPORATED

         (Exact name of registrant as specified in its charter)


New York                                                16-0345235
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                     Identification No.)


            One Bausch & Lomb Place, Rochester NY  14604-2701
                (Address of principal executive offices)
                               (Zip Code)


Registrant's telephone number, including area code:  (716) 338-6000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                       No

The number of shares of Common stock of the registrant, outstanding as of March 29, 1997 was 55,527,265, consisting of 54,803,812 shares of Common stock and 723,453 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.





                     PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Unaudited consolidated financial statements for the first quarters of 1997 and 1996 of Bausch & Lomb Incorporated and Consolidated Subsidiaries are presented on the following pages. The audited balance sheet at December 28, 1996 is presented for comparative purposes. Financial statements for the three months ended March 29, 1997 have been prepared by the company in accordance with its usual accounting policies and are based in part on approximations.

In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles have been included. All such adjustments were of a normal recurring nature.





        BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                          STATEMENT OF EARNINGS

                                              First Quarter Ended
Dollar Amounts In Millions -             March 29,           March 30,
Except Per Share Data                       1997                1996

Net Sales                                $ 451.2              $469.3

Costs And Expenses
 Cost of products sold                     227.2               207.9
 Selling, administrative and general       181.0               197.3
 Research and development                   15.6                17.8
 Restructuring charges                      12.8                   -
                                           436.6               423.0
Operating Earnings                          14.6                46.3

Other (Income) Expense
 Investment income                         (10.0)               (9.7)
 Interest expense                           13.6                12.3
 (Gain) loss from foreign currency, net     (1.2)                  -
                                             2.4                 2.6

Earnings Before Income Taxes And            12.2                43.7
 Minority Interest

 Provision for income taxes                  4.3                16.5

Earnings Before Minority Interest            7.9                27.2

 Minority interest in subsidiaries           4.6                 4.7

Net Earnings                             $   3.3             $  22.5

Retained Earnings At Beginning Of Period   924.7               900.1

Cash Dividends Declared:
 Common stock, $0.26 per share
 in 1997 and 1996                           14.4                14.7

Retained Earnings At End Of Period       $ 913.6             $ 907.9

Net Earnings Per Common Share            $  0.06             $  0.39

Average Common Shares Outstanding (000s)  55,615              57,108


See Notes to Financial Statements





        BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                              BALANCE SHEET

                                                     March 29,   December 28,
Dollar Amounts In Millions                             1997          1996
ASSETS
Current Assets
 Cash, cash equivalents and short-term investments   $  151.9     $  167.8
 Trade receivables, less allowances
   of $13.5 and $13.3, respectively                     358.4        268.4
 Inventories, net                                       316.7        339.8
 Recoverable income taxes                                12.2          6.0
 Deferred taxes, net                                     54.8         48.6
 Other current assets                                   148.9        117.0
                                                      1,042.9        947.6
Property, Plant And Equipment, net                      553.9        566.7
Goodwill And Other Intangibles,
   less accumulated amortization
   of $91.7 and $83.8, respectively                     385.5        390.9
Other Investments                                       549.9        560.3
Other Assets                                            147.7        137.9
 Total Assets                                        $2,679.9     $2,603.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                                       $  526.2     $  394.1
 Current portion of long-term debt                       87.4         88.0
 Accounts payable                                        64.2         71.1
 Accrued compensation                                    73.0         82.2
 Accrued liabilities                                    297.1        293.7
                                                      1,047.9        929.1

Long-Term Debt, less current portion                    235.6        236.3
Other Long-Term Liabilities                             111.2        124.0
Minority Interest                                       431.2        432.1
 Total Liabilities                                    1,825.9      1,721.5

Shareholders' Equity
 4% Cumulative Preferred stock,
   par value $100 per share                                -            -
 Class A Preferred stock, par
   value $1 per share                                      -            -
 Common stock, par value $0.40
   per share, 60,198,322 shares issued                  24.1         24.1
 Class B stock, par value $0.08 per share,
   1,072,027 and 1,150,409 shares
   issued, respectively                                  0.1          0.1
 Capital in excess of par value                         93.2         96.1
 Retained earnings                                     913.6        924.7
 Common and Class B stock
   in treasury, at cost, 5,743,084 and
   5,944,982 shares, respectively                     (221.2)      (230.5)
 Other Shareholders' Equity                             44.2         67.4
 Total Shareholders' Equity                            854.0        881.9
 Total Liabilities And Shareholders' Equity         $2,679.9     $2,603.4

See Notes To Financial Statements





        BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                         STATEMENT OF CASH FLOWS

                                                    Three Months Ended
                                                 March 29,    March 30,
Dollar Amounts In Millions                          1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                      $  3.3       $ 22.5
 Adjustments to reconcile net earnings to net cash
      used in operating activities:
   Depreciation                                      22.2         23.1
   Amortization                                       4.8          5.1
   Change in deferred income taxes                   (1.6)         0.6
   Restructuring charges, net of taxes                7.7           -
   Loss on retirement of fixed assets                 3.0          1.5
 Changes in assets and liabilities:
   Trade receivables                                (30.8)       (21.8)
   Inventories                                        9.4        (20.7)
   Other current assets                             (36.3)       (23.8)
   Accounts payable and accruals                     (7.7)       (24.4)
   Income taxes                                       4.1        (10.5)
   Other long-term liabilities                      (11.2)        (5.7)
      Net cash used in operating activities         (33.1)       (54.1)

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchases of property, plant
   and equipment                                    (26.1)       (25.6)
 Net cash paid for acquisition of businesses           -         (80.2)
 Other                                                           (10.9)
(15.0)
      Net cash used in investing activities         (37.0)      (120.8)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common and Class B shares            (0.1)        (9.9)
 Exercise of stock options                            3.7          1.1
 Net proceeds from notes payable                     68.5        142.4
 Proceeds from issuance of long-term debt             2.5         34.3
 Repayment of long-term debt                         (0.6)       (51.2)
 Payment of dividends                               (14.2)       (14.8)
      Net cash provided by financing activities      59.8        101.9
Effect of exchange rate changes on cash,
 cash equivalents and short-term investments         (5.6)        (2.6)

Net decrease in cash, cash equivalents and
 short-term investments                             (15.9)       (75.6)
Cash, cash equivalents and short-term investments,
 beginning of period                                167.8        194.6

Cash, cash equivalents and short-term investments,
 end of period                                     $151.9       $119.0

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                        $ 17.6       $ 16.6
   Income taxes                                    $  7.5       $ 24.5


See Notes To Financial Statements





BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

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

        The number of Common shares used to calculate net earnings per Common share were 55,615,000 at March 29, 1997 and 57,108,000 shares at March 30, 1996.

        See Exhibit 11 filed as a part of this report for details regarding the computation of earnings per share.

        Effective for the quarter ending December 27, 1997, the company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Had earnings per share been determined consistent with SFAS No. 128, the company's basic earnings per share would have been $0.06 and $0.40 for quarters ended March 29, 1997 and March 30, 1996, respectively. Diluted earnings per share would have been $0.06 and $0.39 for each period, respectively.


NOTE B: Inventories

        Inventories consisted of the following:

                                                 March 29,   December 28,
                                                   1997          1996

        Raw materials and supplies               $  82.3       $ 89.4
        Work in process                             22.0         20.1
        Finished products                          220.4        238.3
                                                   324.7        347.8

        Less:  Allowance for valuation of
               certain U.S. inventories
               at last-in, first-out cost            8.0        8.0
                                                  $316.7     $339.8


NOTE C: Property, Plant And Equipment

        Major classes of property, plant and equipment consisted of the following:

                                           March 29,      December 28,
                                             1997             1996

        Land                              $   21.3         $   22.1
        Leasehold improvements                32.3             33.1
        Buildings                            387.0            403.7
        Machinery and equipment              700.2            689.7
                                           1,140.8          1,148.6

        Less:  Accumulated depreciation      586.9            581.9
                                          $  553.9         $  566.7


NOTE D: Adoption of SFAS 125

        Beginning in the first quarter of 1997, the company adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under this pronouncement, an accounts receivable sale agreement entered into by the company is now required to be presented as a financing arrangement. As a result, the balance sheet at March 29, 1997 reflects $65 in receivables and borrowings related to this agreement.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the company's results of operations, liquidity and progress toward stated financial objectives. Bausch & Lomb strives to maximize total return to shareholders through a combination of long-term growth in share price and the payment of cash dividends. The company systematically measures its financial progress against the Standard & Poor's Healthcare Composite Group, with the goal of placing Bausch & Lomb among the top performers for each of its selected financial objectives. To achieve this goal, the company has established multi-year objectives of compound annual sales and earnings growth in the range of 10% and, on a longer term basis, a return on equity of approximately 20%. The company also emphasizes the need for operational stability, predictability and profitability. The company's management team is firmly committed to achieving these performance objectives on a going-forward basis. In that regard, the company recently adopted a new financial management performance measurement system, Economic Value Added (EVA), which has been implemented in 1997. EVA combines earnings and capital management objectives into one index by subtracting from earnings a capital charge for the utilization of assets employed to generate those earnings. It aligns business decisions made by the company with shareholder expectations that capital is being utilized effectively.


RESULTS OF OPERATIONS

Comparability of Business Segment Information

Comparison of the company's 1997 and 1996 first quarter operating results requires the consideration of certain significant events.
     As announced in April 1997, the company's board of directors approved plans to restructure portions of each of the company's four business segments, as well as certain corporate administrative functions, and a pre-tax restructuring charge of $13 was recorded. The after-tax impact of this charge was $8 or $0.14 per share.
     During 1996, the company divested two of its non-strategic businesses, whose 1996 results were reported in the healthcare segment. The dental implant business, which was sold in November 1996 and the Oral Care Division, which was divested in September 1996, contributed combined revenues of $15 and operating losses of $3 in the first quarter of 1996.

NET SALES BY BUSINESS SEGMENT

Bausch & Lomb's operating results are reported in four business segments: vision care, eyewear, pharmaceuticals and healthcare. The vision care segment includes contact lenses and materials and contact lens solutions. The eyewear segment is comprised of sunglasses and thin film coating services. The pharmaceuticals segment includes prescription ophthalmics and over-the-counter (OTC) medications. The healthcare segment is comprised of biomedical products, hearing aids, skin care products and the divested oral care and dental implant businesses.

     The following is a summary of sales by business segment:

        Net Sales By Business Segment
                                       First Quarter
                                   1997             1996

    Vision Care                   $201.4           $197.6
    Eyewear                        121.4            137.4
    Pharmaceuticals                 49.0             48.5
    Healthcare - ongoing            79.4             70.9
                                   451.2            454.4
    Divested Healthcare               -              14.9
    Net Sales                     $451.2           $469.3


     Consolidated revenues for the quarter ended March 29, 1997 were $451, a decrease of $18 or 4% from the 1996 first quarter. When results for divested businesses are excluded from 1996 results, the revenue decrease from 1996 is $3 or 1%. Changes in foreign currency exchange rates reduced sales in U.S. dollars by 3% compared to the first quarter of 1996. Revenue declines in the eyewear segment were offset by modest increases in the vision care and pharmaceuticals segments and double-digit growth in the ongoing healthcare segment.

Vision Care Segment Results

The vision care segment includes results of the contact lens and lens care businesses, with lenses comprising 45% of first quarter 1997 revenues and lens care representing 55%. For the first quarter of 1997, revenues improved to $201, or 2% over the same period in 1996, resulting from a 10% increase in contact lens sales offset by a 4% decline in lens care sales and the adverse impact of foreign currency rate fluctuations. On a constant dollar basis, vision care segment revenues increased 5% over the prior year.
    Strong performance in contact lenses was driven by a double-digit increase in revenues for planned replacement and disposable lenses (collectively PRP) which experienced strong gains in all geographic areas. Traditional lens sales reflected a modest decline compared to prior year results as the anticipated shift toward PRP lenses continued. Rigid gas permeable (RGP) lens revenues were moderately below prior year as declines in the U.S. and Europe were partially offset by an increase in the Asia-Pacific region.
    Revenues from lens care products decreased 4% from the first quarter of 1996, reflecting both the effects of currency and slower sales in the U.S. this quarter. Results in the U.S. were negatively impacted by increased competition during the period and the timing of promotions, but were in line with management's expectations.

Eyewear Segment Revenues

Eyewear segment revenues declined 12% in the first quarter of 1997 versus 1996. Sales of sunglasses, the major product line in the segment, were down 11% due to sharply lower sales to Sunglass Hut International, the segment's largest customer, and the effect of currency, particularly in the Europe and Asia-Pacific regions.
     Excluding the effect of currency and sales to this customer, total sunglass revenues were up 5% benefiting from the performance of new sunglass styles, such as Ray-Ban Rituals and Daddy-O and continuing expansion of the company's Killer Loop sport brand. In the U.S., sunglass sales were down 17%, despite a 9% gain in sales to channels other than sunglass specialty stores. Excluding the effect of currency and sales to Sunglass Hut, sales outside the U.S. were up 2% led by double-digit growth in Europe.

Pharmaceuticals Segment Revenues

Total revenues in the pharmaceuticals segment increased 1% from 1996 levels. Adverse currency movements impacted worldwide sales in U.S. dollars by 7% compared to 1996.
     Within the U.S., sales advanced 21%, largely attributed to the successful launch of a generic equivalent of Polytrim, an anti-infective drug for the eye, and higher sales of Ocutricin, Minoxidil and Crolom. European revenues declined 13% from the same 1996 period. These shortfalls were largely attributed to adverse currency effects and pharmacy and wholesaler inventory reductions due to economic conditions in Germany.

Healthcare Segment Revenues

Ongoing healthcare segment revenues for the first quarter of 1997 were $79, an increase of $9 or 12% over the comparable period in 1996. Sales for biomedical products rose 11%, driven primarily by increases in sales of purpose-bred animals due to recent product line extensions and significant increases in U.S. sales of pathogen-free egg products and professional services. Hearing aid revenues increased 25% from 1996 aided by an increase in the number of company-owned retail outlets.
Skin care product sales increased 5% as gains by the Curel brand were partially offset by lower sales of Soft Sense.

Net Sales By Geographic Region

The following analysis of trends excludes 1996 revenues from the oral care and dental implant businesses.
     Sales in markets outside the U.S. totaled $226 in 1997, an increase of $2 or 1% from the 1996 first quarter. In total, non-U.S. sales represented 50% of consolidated revenues, compared to 49% in the first quarter of 1996. Changes in currency exchange rates weakened non-U.S. sales comparisons to 1996 by 7%. Sales in the Asia-Pacific region advanced 3%, due to increased sales of PRP lenses offset by unfavorable sunglass sales and adverse currency impact in Japan. European revenues showed a slight improvement over the same period last year, reflecting favorable demand for PRP lenses, solutions and sunglasses, offset by a decline in sales of OTC medications and prescription pharmaceuticals, due largely to adverse currency rate fluctuations. Revenues in Canada and Latin America declined 4% due primarily to the performance of sunglasses, solutions and hearing aids.
     U.S. sales totaled $225 in the first quarter, a decline of $5 or 2% from 1996. Improvement in pharmaceuticals, hearing aid, biomedical and skin care sales were offset by declines in sunglasses and solutions.

Costs And Expenses

The ratio of cost of products sold to sales was 50.4% for the 1997 first quarter versus 44.3% for the comparable 1996 period. The unfavorable ratio in 1997 reflected a $9 provision for the projected cost of exiting certain Ray-Ban product lines and a decrease in manufacturing volume for sunglasses. The Ray-Ban products referred to above were discontinued as a result of recent additions and expansions to the company's product portfolio, which the company believes can more effectively reach the market niches in which these discontinued products compete. Excluding the provision, the ratio of cost of products sold to sales would have been 48.4%.
     Selling, administrative and general expenses were 40.1% of sales in the first quarter of 1997 compared to 42.0% in 1996. The favorable ratio reflects decreases in marketing and advertising, due to the timing of promotions, and a decline in selling expense due to efforts being made to consolidate certain responsibilities in the vision care segment. Offsetting these favorable variances is a $2 provision for the write-off of the company's equity investment in a start-up eyewear technology venture. Corporate administration expense was 2.7% of sales in the first quarter of 1997 versus 2.8% in 1996. Research and development expense for the first three months of 1997 decreased 12% from 1996 levels reflecting efforts to consolidate research and development functions in the vision care segment. Research and development expenditures are projected to return to normal levels over the remainder of the year as the company plans to increase investments in new contact lens technology and new pharmaceutical products.

Restructuring Reserves

In the first quarter of 1997, the company's board of directors approved plans to further restructure all business segments as well as certain corporate administrative functions. This restructuring effort is expected to significantly reduce the company's fixed cost structure and realign the organization to meet its strategic objectives. These actions resulted in a first quarter accrual of pre-tax restructuring charges of $13, with additional amounts to be recorded in future periods. The total amount of charges expected to be incurred is approximately $80. The program is expected to generate annual savings of approximately $100 by 1999. Approximately one third of the savings will be generated from projects related to the company's manufacturing processes, including plans to phase out sunglass component manufacturing at the company's Frame Center in Rochester, New York, and to optimize manufacturing operations located in San Antonio, Texas, Waterford, Ireland and Hong Kong. Those projects are expected to result in improved operating margins, particularly in the eyewear business. The remainder of the savings will come from restructuring administrative functions. A substantial portion of those savings will be reallocated to revenue generating activities, such as new product development and increased marketing efforts.
     As described in previous filings, the company's board of directors approved plans, announced in late 1995 and early 1996, to restructure portions of all business segments as well as certain corporate administrative functions. As a result, pre-tax restructuring charges of $15 and $27 were recorded in second quarter of 1996 and fourth quarter of 1995, respectively.
    The following table sets forth the activity in the restructuring reserves through March 29, 1997:

                         Vision                                       Corporate
                          Care  Eyewear Pharmaceuticals Healthcare Administration Total
Restructuring Provisions:
Total
  1995 and 1996          $11.7   $20.8       $  -          $4.8          $4.5     $41.8
  1997                     4.2     1.2        4.9           0.4           2.1      12.8

Less charges against 1995
  and 1996 reserves:
    Non-cash items         4.1     4.4          -           2.2           1.0      11.7
    Cash payments          3.7     7.8          -           2.5           2.1      16.1
Less charges against 1997
  reserve:
    Cash payments          0.9     0.2          -           0.1           0.4       1.6
Balance at March 29, 1997  7.2     9.6        4.9           0.4           3.1      25.2

    Reserves remaining at March 29, 1997 primarily represent liabilities for continuing severance payments.

Operating Earnings

Operating earnings totaled $15 for the first quarter of 1997, a decrease of $32 or 68% compared to the 1996 first quarter. Excluding the restructuring charge recorded in March, operating earnings would have been $27. Operating results primarily reflect the unfavorable sales performance of sunglasses, the discontinuance of product lines and write-off of an equity investment discussed previously.

Other Income And Expenses

Income from investments totaled $10 for the first quarter of 1997, an increase of 3% over the first quarter of 1996. Interest expense of $14 increased $1 over the first quarter of 1996, primarily due to higher debt levels.
    The company recognized a $1 foreign currency gain in the first quarter of 1997. This was primarily due to the favorable results of hedging activities.


LIQUIDITY AND FINANCIAL RESOURCES

Cash Used In Operating Activities

Net cash used in operating activities was $33 in the first quarter of 1997 compared to $54 in the prior year period. Although net earnings were $19 below the first quarter of 1996, other operating factors, including a decrease in inventory during the first quarter of 1997 compared to rising inventory for the comparable 1996 period and the timing of tax payments and cash received for the net settlement of foreign currency hedge contracts contributed to the favorable comparison with prior year.

Cash Used In Investing Activities

Cash used in investing activities was $37 through March 1997 versus $121 for the prior year period. The change was almost entirely attributable to cash outflows for acquisitions that occurred in the first quarter of 1996. Capital spending of $26 was essentially even with the prior year and is expected to total approximately $125 for 1997, a significant portion of which will support expanded contact lens manufacturing capacity.

Cash Provided By Financing Activities

Through March 1997, $60 in cash was provided by financing activities, primarily through the issuance of short-term debt. The 1997 amount was $42 lower than the comparable 1996 amount, primarily due to increased borrowings in the prior year to fund acquisitions. Cash used to repurchase Common and Class B shares was negligible during the first quarter of 1997 compared to $10 in 1996. Share repurchases are expected to increase in the second quarter of 1997, as the company announced that it has re-instituted its share repurchase program. In December 1996, the board of directors authorized the repurchase of 250,000 Common shares, none of which had been purchased prior to the end of first quarter 1997.

Free Cash Flow

The company has a stated goal to maximize free cash flow, which is defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases and the acquisition and divestiture of businesses. Free cash flow for the first quarter of 1997 was negative $76 or $22 favorable to the comparable 1996 period. The change is primarily attributable to the operating cash flow factors described earlier.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, increased $66 from year end 1996 due to an increase in short-term debt. In addition, as previously explained in Note D, $65 of additional debt was recorded due to the adoption of SFAS 125, which changed the accounting treatment of the company's U.S. factoring agreement. The remaining increase was primarily to fund operations and capital expenditures.
    The ratio of total debt to equity was 99.4% and 75.8% for the quarters ended March 1997 and March 1996, respectively. Cash and short-term investments totaled $152 and $119 at the end of the first quarters of 1997 and 1996, respectively.

Access to Financial Markets

The company maintains U.S. revolving credit agreements, typically with 364-day credit terms, totaling $290. The interest rate under the agreements is at the prime rate, or, at the company's option, at a mutually acceptable market rate. No debt was outstanding under these agreements at March 29, 1997. In addition, the company maintains bank lines of credit for its financing requirements. The availability of adequate credit facilities provides the company with a high degree of flexibility to meet its obligations, fund capital expenditures and invest in growth opportunities.

Working Capital

Working capital amounted to negative $5 at the end of the first quarter of 1997, versus $19 at year end 1996 and $10 at March 1996. The current ratio was 1.0 at March 29, 1997, December 30, 1996 and March 30, 1996.

OTHER FINANCIAL DATA

Dividends declared on Common stock were $0.26 per share in the first quarters of both 1997 and 1996. The return on average shareholders' equity of 7.2% for the twelve-month period ended March 29, 1997 was negatively impacted by restructuring charges recorded in March 1997 and June 1996. This return was 12.2% for the twelve-month period ended March 30, 1996 which included a December 1995 restructuring charge. Excluding the restructuring charges, return on average shareholders' equity would have been 9.2% for the 1997 period versus 12.0% for 1996.

OUTLOOK

On a constant dollar basis, worldwide revenues are forecasted to grow at a modest rate throughout the remainder of 1997. This growth will be dependent on the successful launch of several new products and the ability to expand contact lens capacity on schedule.
    Revenues in the vision care segment are forecasted to grow during the latter half of the year benefiting from the launch of a new ReNu lens care product and expanded manufacturing capacity for Award one-day disposable lenses and SofLens66.
    Continued growth in the Killer Loop and Arnette product lines, the launch of new Ray-Ban styles and more normalized sales within the sunglass specialty channel are projected to benefit eyewear segment revenues in the latter half of the year.
    The pharmaceuticals segment is forecasted to experience growth within the U.S., however, European revenues in this segment will be heavily dependent upon economic factors in Germany. Increased investments in research and development are projected to result in increased product registrations and ultimately in continued revenue growth in this business.
    Ongoing revenues in the healthcare segment are projected to witness growth throughout the remainder of the year, benefiting from continued growth in the company's Charles River subsidiary and continued growth in the company's Curel line of skin care products.
    Earnings from ongoing operations are projected to benefit from progress toward the $50 cost reduction program announced early in 1996. These savings are projected to be largely offset by restructuring charges recorded throughout the remainder of the year.


INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The statements in this financial review which are not historical facts are forward-looking statements that involve risks and uncertainties. The company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the company's control. The following discussion highlights some of the risks and uncertainties and the possible impact of these factors on future results of operations. Actual results, performance or achievements of the company may be materially different from the projected results, performance or achievements expressed or implied by such risks. Among the key factors that may have a direct bearing on the company's results are:

Global Economic And Political Conditions

The company experiences fluctuations in operating results due to seasonality and general economic conditions in the global market place. Fluctuating exchange rates between the U.S. and foreign currencies, particularly in those countries in Europe and Asia where the company has several principal manufacturing plants, may have a material adverse effect on the company's future international sales and consolidated results of operations. Additionally, there is uncertainty in the economic outlook in the Asia-Pacific region, particularly due to Hong Kong reverting to China rule, as the company has its North Asia headquarters, the Asia Distribution Center and a sunglass manufacturing facility in Hong Kong.

Product Development And Introduction

The vision care and eyewear industries are characterized by rapid changes in technology and consumer preference. The company believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to price, demand, performance and innovative design. This in turn is affected by the company's ability to develop new manufacturing technologies and to timely develop new products and gain acceptance of those products.
     The company has observed a trend among contact lens wearers to switch from traditional lenses to lower-margin products, such as planned replacement and disposable lenses. The company's ability to improve profitability in 1997 and beyond will depend heavily on the ability to reduce the cost of producing these lenses.
     Success in the eyewear area will require innovative design, marketing expertise and flexible delivery and logistical capabilities. An inability to reduce high levels of inventory of certain eyewear styles or delays or difficulties with new product introductions or product enhancements could have a material adverse effect on the company's future business results.

Product Concentration

The company derives a substantial portion of its revenues from sales of vision care solutions and eyewear. Any factor adversely affecting sales of vision care solutions and eyewear, including such factors as product performance, changing trends in consumer preferences and tastes, consumer demand, price competition and growth of private label competition for solutions, could have a material adverse effect on the company's future business results.

Regulatory Approval

The company is subject to risks associated with future adverse changes in the laws and regulations affecting products, taxes, the environment and other governmentally regulated areas. In particular, growth in the pharmaceuticals business is contingent upon obtaining necessary regulatory approvals. In addition, this business anticipates shifting its current product portfolio toward a more even balance between higher-margin proprietary pharmaceuticals and lower-margin generic pharmaceuticals. Failure to shift the portfolio to a more even balance, delay in regulatory approval and increased competition in the generic pharmaceuticals business could have a material adverse impact on the company's future business results.

General  Litigation

The cost of legal proceedings instituted by or against the company could negatively impact future results of operations.

Costs And Expenses

Risks associated with the company's successful implementation of the company's restructuring effort in reducing costs and expenses of manufacturing processes and administrative functions could be material to the company's consolidated financial results. In addition, expenses such as pricing and the availability of equipment, material and supplies and the cost of capital could have a significant adverse effect on results of operations.



                       PART II - OTHER INFORMATION


Item 1. Legal Proceedings

    Reference is made to Item 3 of the company's Annual Report to Shareholders on Form 10-K for the fiscal year ended December 28, 1996.


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





                                BAUSCH & LOMB INCORPORATED




Date:      May 12, 1997                   By:
                                                   Stephen A. Hellrung
                                                  Senior Vice President,
                                               Secretary and General Counsel





Date:      May 12, 1997                    By:
                                                   Stephen C. McCluski
                                                  Senior Vice President,
                                                          Finance










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

            (11)      Statement  Regarding  Computation  of  Per   Share
            Earnings (filed herewith).

            (12)      Statement  Regarding  Computation  of   Ratio   of
            Earnings to Fixed Charges (filed herewith).

            (27)    Financial Data Schedule







                               Exhibit 11

          Statement Regarding Computation of Per Share Earnings



                                         THREE MONTHS ENDED
Dollar Amounts In Millions -            March 29,   March 30,
Except Per Share Data                      1997        1996

Net earnings                             $   3.3     $  22.5


Actual outstanding Common and Class B
    shares at beginning of year           55,404      56,941


Average Common and Class B shares
    issued for stock options and
    effects of assumed exercise of
    Common stock equivalents and
    repurchase of Common shares (000)        211         167


Average Common shares outstanding (000)   55,615      57,108


Net earnings per Common and
    Common share equivalent              $  0.06     $  0.39







                               Exhibit 12

  Statement Regarding Computation of Ratio of Earnings to Fixed Charges



                                 March 29,       December 28,
Dollar Amounts In Millions          1997             1996

Earnings before provision for
    income taxes and minority
    interest                       $12.2           $168.9

Fixed charges                       14.0             53.5

Capitalized interest, net of
    current period amortization      0.1              0.3

Total earnings as adjusted         $26.3           $222.7


Fixed charges:
    Interest (including
    interest expense and
    capitalized interest)          $13.6           $ 51.7

    Portion of rents
    representative of the
    interest factor                  0.4              1.8

Total fixed charges                 14.0           $ 53.5


Ratio of earnings to fixed
    charges                        1.882            4.161


1 Excluding the effects of the restructuring charge recorded in 1996 and the net gain on divestitures of the oral care and dental implant businesses, the ratio of earnings to fixed charges at December 28, 1996 would have been 4.47.

2 Excluding the effects of the restructuring charge recorded in March 1997, the ratio of earnings to fixed charges at March 29, 1997 would have been 2.79.