Form 10-Q
period 1997-06-28
BAUSCH & LOMB INC
filed 1997-08-05
CIK 10427

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the Quarter Ended                                       Commission File
June 28, 1997                                               Number:  1-4105


                        BAUSCH & LOMB INCORPORATED

          (Exact name of registrant as specified in its charter)



        New York                                             16-0345235
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)



             One Bausch & Lomb Place, Rochester NY  14604-2701
                 (Address of principal executive offices)
                                (Zip Code)


Registrant's telephone number, including area code:  (716) 338-6000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X     .          No          .

The number of shares of Common stock of the registrant outstanding as of June 28, 1997 was 55,421,096, consisting of 54,794,129 shares of Common stock and 626,976 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.



                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Unaudited consolidated financial statements for the second quarters of 1997 and 1996 of Bausch & Lomb Incorporated and Consolidated Subsidiaries are presented on the following pages. The audited balance sheet at December 28, 1996 is presented for comparative purposes. Financial statements for the six months ended June 28, 1997 have been prepared by the company in accordance with the accounting policies stated in the 1996 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein, and are based in part on approximations.

In  the  opinion  of  management,  all adjustments  necessary  for  a  fair presentation of the consolidated financial statements in accordance with generally accepted accounting principles have been included. All such adjustments were of a normal recurring nature.


         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                           STATEMENT OF EARNINGS


                              Second Quarter Ended     Six Months Ended
Dollar Amounts In Millions -   June 28,  June 29,      June 28, June 29,
Except Per Share Data            1997      1996          1997     1996

Net Sales                     $523.2     $545.6         $974.4   $1,014.8

Costs And Expenses
 Cost of products sold         231.5      233.8          458.7      441.7
  Selling, administrative and
    general                    201.8      214.0          382.8      411.2
 Research and development       16.1       19.4           31.7       37.2
 Restructuring charges          26.1       15.1           38.9       15.1
                               475.5      482.3          912.1      905.2
Operating Earnings              47.7       63.3           62.3      109.6

Other (Income) Expense
  Interest and investment
    income                      (9.4)      (9.3)         (19.4)     (19.0)
 Interest expense               14.1       12.5           27.7       24.8
 (Gain) loss from foreign
    currency, net               (2.7)        .1           (3.8)        .1
                                 2.0        3.3            4.5        5.9

Earnings Before Income Taxes And
 Minority Interest              45.7       60.0           57.8      103.7

 Provision for income taxes     19.3       24.2           23.6       40.7

Earnings Before Minority
 Interest                       26.4       35.8           34.2       63.0

  Minority interest in
    subsidiaries                 6.1        5.5           10.7       10.2

Net Earnings                  $ 20.3     $ 30.3         $ 23.5   $   52.8

Retained Earnings At
 Beginning Of Period           913.6      907.9          924.7      900.1

Cash Dividends Declared:
 Common stock, $0.26 and $0.52
   per share in both 1997
   and 1996                     14.5       14.7           28.8       29.4

Retained Earnings At End Of
 Period                       $919.4     $923.5         $919.4   $  923.5

Net Earnings Per Common Share $ 0.36     $ 0.54         $ 0.42   $   0.93

Average Common Shares
 Outstanding (000s)                                     55,688     57,034

See Notes to Financial Statements



         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEET

                                               June 28,     December 28,
Dollar Amounts In Millions                       1997           1996
ASSETS
Current Assets
 Cash, cash equivalents and short-term
   investments                                  $  136.7     $  167.8
 Trade receivables, less allowances
   of $14.8 and $13.3, respectively                409.5        268.4
 Inventories, net                                  318.7        339.8
 Recoverable income taxes                              -          6.0
 Deferred taxes, net                                52.4         48.6
 Other current assets                              148.6        117.0
                                                 1,065.9        947.6
Property, Plant And Equipment, net                 565.7        566.7
Goodwill And Other Intangibles,
   less accumulated amortization
   of $99.2 and $83.8, respectively                420.8        390.9
Other Investments                                  548.5        560.3
Other Assets                                       139.6        137.9
 Total Assets                                   $2,740.5     $2,603.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                                  $  457.8     $  394.1
 Current portion of long-term debt                  86.9         88.0
 Accounts payable                                   75.1         71.1
 Accrued compensation                               73.9         82.2
 Accrued liabilities                               331.1        293.7
 Federal and foreign income taxes                    6.7            -
                                                 1,031.5        929.1

Long-Term Debt, less current portion               319.9        236.3
Other Long-Term Liabilities                        106.1        124.0
Minority Interest                                  433.9        432.1
 Total Liabilities                               1,891.4      1,721.5

Shareholders' Equity
 4% Cumulative Preferred stock,
   par value $100 per share                            -            -
 Class A Preferred stock, par
   value $1 per share                                  -            -
 Common stock, par value $0.40
   per share, 60,198,322 shares issued              24.1         24.1
 Class B stock, par value $0.08 per share,
   961,644 and 1,150,409 shares
   issued, respectively                              0.1          0.1
 Capital in excess of par value                     85.7         96.1
 Retained earnings                                 919.4        924.7
 Common and Class B stock
   in treasury, at cost, 5,738,870 and
   5,944,982 shares, respectively                 (218.6)      (230.5)
 Other Shareholders' Equity                         38.4         67.4
 Total Shareholders' Equity                        849.1        881.9
 Total Liabilities And Shareholders' Equity     $2,740.5     $2,603.4

See Notes To Financial Statements



         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                          STATEMENT OF CASH FLOWS

                                                    Six Months Ended
                                                  June 28,     June 29,
Dollar Amounts In Millions                          1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                     $  23.5       $ 52.8
 Adjustments to reconcile net earnings to net
      cash flows from operating activities:
   Depreciation                                      42.9         44.6
   Amortization                                      10.3         10.4
   Change in deferred income taxes                    1.0          1.4
   Restructuring charges, net of taxes               26.0         10.9
   Loss on retirement of fixed assets                 7.3          5.1
 Changes in assets and liabilities:
   Trade receivables                                (76.8)       (62.2)
   Inventories                                       14.9        (26.6)
   Other current assets                             (33.7)       (29.9)
   Accounts payable and accruals                     (2.1)        (8.4)
   Income taxes                                      32.7         (5.6)
   Other long-term liabilities                      (15.3)       (11.3)
      Net cash provided by (used in) operating
        activities                                   30.7        (18.8)

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchases of property, plant
   and equipment                                    (52.3)       (56.2)
 Proceeds from sale of equipment                       -           9.6
 Net cash paid for acquisition of businesses        (44.1)       (81.3)
 Other                                               (5.5)       (14.5)
      Net cash used in investing activities        (101.9)      (142.4)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common and Class B shares           (10.2)       (20.3)
 Exercise of stock options                            9.2          3.8
 Net proceeds from notes payable                     63.6        167.7
 Proceeds from issuance of long-term debt            15.0         34.3
 Repayment of long-term debt                         (2.6)       (51.1)
 Payment of dividends                               (28.8)       (29.6)
      Net cash provided by financing activities      46.2        104.8
Effect of exchange rate changes on cash,
 cash equivalents and short-term investments         (6.1)        (0.9)

Net decrease in cash, cash equivalents and
 short-term investments                             (31.1)       (57.3)
Cash, cash equivalents and short-term investments,
 beginning of period                                167.8        194.6

Cash, cash equivalents and short-term investments,
 end of period                                     $136.7       $137.3

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                        $ 27.4       $ 23.9
   Income taxes                                    $ 14.6       $ 48.1

See Notes To Financial Statements



BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Dollar Amounts In Millions - Except Per Share Data

NOTE A: Accounting Policies

        In January 1997 the SEC issued Financial Reporting Release 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments". The release requires specific qualitative disclosures regarding the company's accounting policies for derivative financial instruments. Below are additional disclosures required by the release not already contained in the 1996 Annual Report.

        Derivative Financial Instruments

        Foreign currency (forward, option and swap) contracts are accounted using either hedge or deferral accounting treatment in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 52. The company hedges exposures on a continuing basis, employing foreign exchange contracts in a variety of currencies that effectively neutralize the after-tax impact of exchange rate fluctuations on the underlying exposures. The portfolio of contracts is adjusted at least monthly to reflect changes in exposure positions as these changes become known. When possible and practical, the company matches the maturity of the hedging instrument to that of the underlying exposure.

        Interest rate swap agreements are entered into only to hedge underlying investment or debt obligations and are accounted for using settlement accounting, in accordance with the requirements of Emerging Issues Task Force Issue 84-36. The company enters into interest rate swap and cap agreements to effectively limit exposure to interest rate movements within the parameters of its interest rate hedging policy. This policy limits the amount by which floating-rate assets may exceed, or be less than, floating-rate liabilities. Interest rate instruments are entered into for periods no greater than the life of the underlying transactions being hedged or, in the case of floating-rate to fixed-rate swaps, for periods no longer than the underlying floating-rate exposure is expected to remain outstanding. Interest rate derivatives are normally held to maturity, but may be terminated early, particularly if the underlying exposure is similarly extinguished.

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

        The number of Common shares used to calculate net earnings per Common share were 55,688,000 at June 28, 1997 and 57,034,000 shares at June 29, 1996.

        See Exhibit 11 filed as a part of this report for details regarding the computation of earnings per share.

        Effective for the quarter ending December 27, 1997, the company will be required to adopt SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Had earnings per share been determined consistent with SFAS No. 128, the company's pro forma basic earnings per share would have been $0.37 and $0.53 for the quarters ended June 28, 1997 and June 29, 1996, respectively. Pro forma diluted earnings per share would have been $0.36 and $0.53 for each period, respectively. For the six months ended June 28, 1997 and June 29, 1996, pro forma basic earnings per share would have been $0.42 and $0.93, respectively. Pro forma diluted earnings per share would have been $0.42 and $0.92, respectively.

NOTE C: Inventories

        Inventories consisted of the following:

                                          June 28,     December 28,
                                            1997          1996

        Raw materials and supplies         $ 86.0        $ 89.4
        Work in process                      20.8          20.1
        Finished products                   219.6         238.3
                                            326.4         347.8

        Less:  Allowance for valuation of
               certain U.S. inventories
               at last-in, first-out cost     7.7           8.0
                                           $318.7        $339.8

NOTE D: Property, Plant And Equipment

        Major classes of property, plant and equipment consisted of the following:

                                         June 28,   December 28,
                                           1997         1996

        Land                            $   21.6      $   22.1
        Leasehold improvements              34.0          33.1
        Buildings                          390.6         403.7
        Machinery and equipment            709.2         689.7
                                         1,155.4       1,148.6

        Less: Accumulated depreciation     589.7         581.9
                                        $  565.7      $  566.7

NOTE E: Adoption Of SFAS No. 125

        Beginning in the first quarter of 1997, the company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under this pronouncement, an accounts receivable sale agreement entered into by the company is now required to be presented as a financing arrangement. As a result, the balance sheet at June 28, 1997
        reflects  $75  in  receivables  and  borrowings  related  to   this
        agreement.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar Amounts In Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the company's results of operations, liquidity and progress toward stated financial objectives. Bausch & Lomb strives to maximize total return to shareholders through a combination of long-term growth in share price and the payment of cash dividends. The company systematically measures its financial progress against the Standard & Poor's Healthcare Composite Group, with the goal of placing Bausch & Lomb among the top performers for each of its selected financial objectives. To achieve this goal, the company has established multi-year objectives of compound annual sales and earnings growth in the range of 10% and, on a longer-term basis, a return on equity of approximately 20%. The company also emphasizes the need for operational stability, predictability and profitability. The company's management team is firmly committed to achieving these performance objectives on a going-forward basis. In that regard, the company recently adopted a new financial management performance measurement system, Economic Value Added (EVA), which has been implemented in 1997. EVA combines earnings and capital management objectives into one index by subtracting from earnings a capital charge for the utilization of assets employed to generate those earnings. It seeks to align business decisions made by the company with shareholder expectations that capital is being utilized effectively.


RESULTS OF OPERATIONS

Comparability Of Business Segment Information

Comparison of the company's 1997 and 1996 second quarter and six-month operating results requires the consideration of certain significant events.
      As announced in April 1997, the company's board of directors approved plans to restructure portions of each of the company's four business
segments,  as  well as certain corporate administrative  functions.   As  a
result, pre-tax restructuring charges of $13 and $26 were recorded in the first and second quarters of 1997, respectively. The after-tax impact of these charges was $18 or $0.33 per share in the second quarter of 1997 and $26 or $0.47 per share on a year-to-date basis.
      As announced in June 1996, the company's board of directors approved plans to restructure portions of the sunglass, solutions and contact lens businesses, as well as certain corporate administrative functions and a pre-tax restructuring charge of $15 ($11 or $0.19 per share after taxes) was recorded in the second quarter of 1996.
      During 1996, the company divested two of its non-strategic businesses whose results were reported in the healthcare segment. The dental implant business, which was sold in November 1996, and the Oral Care Division, which was divested in September 1996, contributed combined revenues of $16 and $31 for the three- and six-month periods, respectively, ending June 1996. Combined operating losses of these divested businesses for the three- and six-month periods was $2 and $4, respectively.


NET SALES BY BUSINESS SEGMENT

Bausch & Lomb's operating results are reported in four business segments: vision care, eyewear, pharmaceuticals and healthcare. The vision care segment includes contact lenses and materials and lens care products. The eyewear segment is comprised of sunglasses and thin film coating services. The pharmaceuticals segment includes prescription ophthalmics and over-the-counter (OTC) medications. The healthcare segment is comprised of biomedical products, hearing aids, skin care products and the divested oral care and dental implant businesses.

     The following is a summary of sales by business segment:

        Net Sales By Business Segment
                             Second Quarter           Six Months
                             1997     1996         1997       1996
    Vision Care             $233.3   $224.4       $434.7   $  422.0
    Eyewear                  157.0    178.7        278.4      316.1
    Pharmaceuticals           54.0     56.6        103.1      105.1
    Healthcare - ongoing      78.9     69.6        158.2      140.4
                             523.2    529.3        974.4      983.6
    Healthcare - divested        -     16.3            -       31.2
    Net Sales               $523.2   $545.6       $974.4   $1,014.8


     Consolidated revenues for the quarter ended June 28, 1997 were $523, a decrease of $22 or 4% from the 1996 second quarter. When results for divested businesses are excluded from 1996 results, the revenue decrease from 1996 was $6 or 1%. Changes in foreign currency exchange rates reduced sales in U.S. dollars by 3% compared to the prior year period. For the first six months of 1997, net sales declined by $40 from the comparable 1996 period. When sales from divested businesses are excluded from 1996 results, the revenue decrease was $9 or 1%. Foreign currency exchange rate changes reduced 1997 year-to-date sales by 3% compared to 1996. For the three- and six-month periods, revenue declines in the eyewear segment were largely offset by increases in the vision care and ongoing healthcare segments.

Vision Care Segment Results

The vision care segment includes results of the contact lens and lens care businesses, with lenses comprising approximately 45% of second quarter and year-to-date 1997 revenues and lens care representing approximately 55%. For the second quarter of 1997, revenues improved $9, or 4%, over the same period in 1996, resulting primarily from a 9% increase in contact lens sales. Year-to-date vision care revenues exceeded 1996 by $13 or 3% with a 10% increase in contact lens sales offset by a 2% decline in lens care sales. Excluding the effects of foreign currency exchange rate changes, vision care segment revenues increased 7% and 6% over the prior year for the three- and six-month periods, respectively.
     Continued strong performance in contact lenses was driven by double-digit increases in shipments of planned replacement and disposable lenses (collectively PRP) in all geographic areas. Traditional lens sales reflected a modest decline compared to prior year results as the anticipated shift toward PRP lenses continued. Rigid gas permeable (RGP) lens revenues were also modestly below prior year as declines in the U.S. and Europe were partially offset by an increase in the Asia-Pacific region.
     Revenues from lens care products were flat compared to the second quarter of 1996 and decreased 2% on a year-to-date basis, with moderate declines in the U.S. offsetting gains outside the U.S. Results in the U.S. were negatively impacted by increased competition during the period, but were in line with management's expectations. Outside the U.S., excluding currency, double-digit growth was experienced in the Europe and Asia-Pacific regions.

Eyewear Segment Revenues

Eyewear segment revenues decreased 12% for the second quarter and six-months ended June 1997 versus the same periods in 1996, driven by sunglasses, the major product line in the segment. This decrease was due to the expected drop in sales to the segment's largest customer, market conditions in the U.S. and the effect of currency, particularly in the Europe and Asia-Pacific regions.
     Excluding the effect of currency, sunglass sales decreased 10% for the quarter and were down 9% for the first six months. In the U.S., sales decreased 20% for the quarter and 18% year to date reflecting the aforementioned sales decrease to the segment's largest customer, adverse market conditions and a decline in market share for Ray-Ban(R) products. Sales outside the U.S., excluding the effects of currency, decreased 2% for the quarter and year to date. Aggressive competition on pricing in the Asia-Pacific market moderated growth experienced in other non-U.S. markets.

Pharmaceuticals Segment Revenues

Revenues in the pharmaceuticals segment were down 5% from the 1996 second quarter and decreased 2% on a year-to-date basis. Adverse currency movements impacted worldwide sales in U.S. dollars by 4% and 5% for the three- and six-month periods, respectively.
     Within the U.S., sales advanced 23% over 1996 for the quarter and year to date, largely attributable to the successful launch of a generic equivalent of Polytrim(R), an anti-infective drug for the eye, and continued growth in sales of Crolom(R) for ocular inflammation, Ocutricin, and Minoxidil. European revenues declined 31% from the same 1996 quarter and were down 12% on a year-to-date basis. These shortfalls were largely attributed to continued difficult market conditions in Germany that particularly impacted sales of OTC pharmaceuticals, government mandated reimbursement reductions for prescription products and the adverse effect of currency rate changes.

Healthcare Segment Revenues

Ongoing healthcare segment revenues for the second quarter of 1997 were $79, an increase of $9 or 13% over the comparable period in 1996. Year to date, revenues increased $18 or 13%. The adverse impact of currency rate fluctuations reduced sales growth by 7% and 5% for the three- and six-month periods, respectively.
      Sales of biomedical products rose 11% for the quarter and six-month period, driven primarily by increases in sales of purpose-bred animals due to product line extensions and significant increases in sales of pathogen-free eggs and other professional services. Hearing aid revenues showed double-digit growth over 1996 aided by an increase in the number of company-
owned  retail  outlets  and increased sales of  new  products.   Skin  care
product sales increased 24% for the quarter and 13% year to date driven by gains for the Curel(R) brand.

Net Sales By Geographic Region

The following analysis of trends excludes 1996 revenues from the oral care and dental implant businesses.
      Sales in markets outside the U.S. totaled $265 in the second quarter of 1997, about even with the 1996 period, and represented approximately 51% of consolidated revenues compared to 50% in 1996. Year to date, non-U.S. sales were $489, also even in comparison to the same period in 1996. Changes in currency exchange rates weakened non-U.S. sales comparisons for the three- and six-month periods by 7%. Second quarter sales in the Asia-Pacific region advanced 8% (15% excluding the effect of currency) and year-to-date increased 6% (14% adjusted for currency) above 1996 due to double-digit growth in sales of PRP lenses and soft lens care solutions offset by
lower  sunglass  sales.   Reported sales for the quarter  in  the  European
region declined 4%, but advanced 4% excluding the effect of currency.   For
the year-to-date period, reported sales in that region declined 2%, but were 5% above 1996 when adjusted for currency. The constant dollar results reflect double-digit growth for PRP lenses, significant increases for one-day disposable lenses, strong single-digit growth for solutions and higher sunglass revenues which offset double-digit declines in OTC medications. Sales in Canada and Latin America declined 6% and 5% for the three- and six-month periods respectively, primarily due to declines in soft lens care solutions.
      U.S. sales totaled $258 in the second quarter, a decline of $6 or  2%
from  1996.   Year-to-date  U.S. sales of $485 were  $9  or  2%  below  the comparable 1996 period. Sales declines in sunglasses were moderated by growth in the pharmaceutical and healthcare segments.

Costs And Expenses

The following analysis of trends excludes 1996 results from the oral care and dental implant businesses.
      The ratio of cost of products sold to sales was 44.2% for the 1997 second quarter versus 42.5% for the comparable 1996 period. For the six-month period, this ratio was 47.1% for 1997 and 43.2% for 1996. The year-to-date unfavorable ratio in 1997 reflected a $9 provision for the projected cost of exiting certain Ray-Ban(R) product lines recorded in the first quarter and unfavorable manufacturing volume variances in sunglasses as well as lower margins for vision care and pharmaceutical products. The Ray-Ban(R) products were discontinued as a result of recent additions and expansions to the company's product portfolio, which the company believes can more effectively reach the market niches in which these brands compete. Excluding the provision, the ratio of cost of products sold to sales would have been 46.2% year to date.
      Selling, administrative and general expenses (including corporate administration) were 38.6% of sales in the second quarter of 1997 compared to 39.0% in 1996. Year to date, these expenses were 39.3% of sales versus 40.2% in the prior year. The year-over-year favorable ratio reflects decreases in marketing and advertising, mainly due to the timing of promotions, and a decline in selling expense due to efforts being made to consolidate certain responsibilities in the vision care segment. Offsetting these favorable variances is a $2 provision recorded in the first quarter for the write-off of the company's equity investment in a start-up eyewear technology venture. For the quarter, corporate administration expense was 2.3% of sales versus 2.6% in 1996. Year to date, corporate administration expense was 2.5% of sales versus 2.7% a year ago reflecting expense reductions through company-wide restructuring efforts.
      Research and development expense for the 1997 second quarter was 3.1% of sales versus 3.4% for 1996. On a year-to-date basis, research and development expense was 3.2% of sales versus 3.5% in 1996. The decrease in costs was due to favorable project spending as efforts are being made to consolidate research and development functions in the vision care segment.

Restructuring Reserves

In the first quarter of 1997, the company's board of directors approved plans to further restructure all business segments as well as certain corporate administrative functions. This restructuring effort is expected to significantly reduce the company's fixed cost structure and realign the organization to meet its strategic objectives. These actions resulted in the recording of pre-tax restructuring charges of $39 during the first six months of 1997, $26 of which was during the second quarter, with additional amounts to be recorded in future periods. The total amount of charges expected to be incurred is approximately $80. The program is expected to generate annual savings of approximately $100 by 1999. Approximately one third of the savings will be generated from projects related to the company's manufacturing processes, including plans to phase out sunglass component manufacturing at the company's Frame Center in Rochester, New York, and to optimize manufacturing operations located in San Antonio, Texas, Waterford, Ireland and Hong Kong. Those projects are expected to result in improved operating margins, particularly in the eyewear business. The remainder of the savings will come from restructuring administrative functions. A substantial portion of those savings will be reallocated to revenue generating activities, such as new product development and increased marketing efforts.
      As described in previous filings, the company's board of directors approved a plan, announced in late 1995 and early 1996, to restructure portions of all business segments as well as certain corporate administrative functions. As a result, pre-tax restructuring charges of $15 and $27 were recorded in second quarter of 1996 and fourth quarter of 1995, respectively.
     The following table sets forth the activity in the restructuring reserves through June 28, 1997:

                        Vision                                           Corporate
                         Care   Eyewear  Pharmaceuticals  Healthcare  Administration  Total
Restructuring Provisions:
Total
  1995 and 1996          $11.7    $20.8       $  -            $4.8          $4.5      $41.8
  1997                    13.0     15.1        4.9             1.6           4.3       38.9

Less charges against 1995
 and 1996 reserves:
   Non-cash items          4.1      4.4          -             2.2           1.0       11.7
   Cash payments           4.0     14.2          -             2.6           3.0       23.8
Less charges against 1997
 reserve:
   Non-cash items          2.4      2.7          -             0.4           0.3        5.8
   Cash payments           3.9      2.2        0.7             0.5           2.5        9.8
Balance at June 28, 1997  10.3     12.4        4.2             0.7           2.0       29.6

     Reserves remaining at June 28, 1997 primarily represent liabilities related to employee separations.

Operating Earnings

Operating earnings totaled $48 for the second quarter of 1997, a decrease of $16 or 25% compared to the 1996 second quarter. Excluding restructuring charges recorded in the second quarters of both 1997 and 1996, operating earnings would have been $74 and $78, respectively. Second quarter operating results primarily reflect the unfavorable sales performance of sunglasses.

Other Income And Expenses

Income from investments totaled $9 for the second quarter of 1997, an increase of 1% over the second quarter of 1996. Interest expense of $14 increased $2 over the second quarter of 1996, primarily due to higher debt levels.
    The company recognized a $3 foreign currency gain in the second quarter of 1997. This was primarily due to premium income generated from hedging activities.


LIQUIDITY AND FINANCIAL RESOURCES

Cash Flows From Operating Activities

Cash provided by operating activities was $31 through the first six months of 1997 compared to negative $19 for the comparable 1996 period. Although net earnings adjusted for after-tax restructuring charges were $14 below the first six months of 1996, other operating factors, including a decrease in inventory during the first half of 1997, compared to rising inventory for the comparable 1996 period, and the timing of tax payments, contributed to the favorable comparison versus the prior year.

Cash Used In Investing Activities

Cash used in investing activities was $102 through June 1997, a $40 reduction from the comparable 1996 period primarily attributable to reduced expenditures for acquisitions. Capital spending of $52 was $4 lower than the comparable prior year period and is expected to total approximately $125 for 1997, a significant portion of which will support expanded contact lens manufacturing capacity. Acquisitions in 1997 included the purchase of Killer Loop S.p.A., a manufacturer of sunglasses based in Italy, with whom, prior to its acquisition, Bausch & Lomb had an exclusive agreement to market its eyewear products.

Cash Provided By Financing Activities

Through June 1997, $46 in cash was provided by financing activities, primarily through the issuance of short-term debt. The 1997 amount was $59 lower than the comparable 1996 amount, primarily due to increased borrowings in the prior year to fund acquisitions. Cash used to repurchase Common and Class B shares was $10 compared to $20 in 1996. All 250,000 Common shares authorized for repurchase by the board of directors in December 1996 were repurchased during the second quarter of 1997. In June 1997, an additional 250,000 Common shares was authorized of which 245,744 remain available for repurchase at the end of the second quarter.

Free Cash Flow

The company has a stated goal to maximize free cash flow, which is defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases and the acquisition and divestiture of businesses. Free cash flow through the second quarter of 1997 was a usage of $33, which was $48 favorable to the comparable 1996 period. The improvement is primarily attributable to the operating cash flow factors described earlier.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, increased $146 from year end 1996 due to increases in both long- and short-term debt. The long-term debt increase was due primarily to, as previously explained in Note E, $75 associated with the adoption of SFAS 125, which impacted the accounting treatment of the company's new U.S. factoring agreement implemented in April 1997. The remaining debt increase was primarily to fund acquisitions and capital expenditures.
    The ratio of total debt to equity was 101.8% and 78.3% for the quarters ended June 1997 and June 1996, respectively. Cash and short-term investments totaled $137 at the end of the second quarters of both 1997 and 1996.

Access To Financial Markets

The company maintains U.S. revolving credit agreements, typically with 364-day credit terms, totaling $490. The interest rate under the agreements is at the prime rate, or, at the company's option, a mutually acceptable market rate. No debt was outstanding under these agreements at June 28,
1997. In addition, the company maintains bank lines of credit for its financing requirements. The company also has the ability to issue up to $200 under its $300 medium-term note program. The availability of adequate credit facilities provides the company with a high degree of flexibility to meet its obligations, fund capital expenditures and invest in growth opportunities.

Working Capital

Working capital amounted to $34 at the end of the second quarter of 1997, versus $19 at year end 1996 and $21 at June 1996. The current ratio was
1.0 at June 28, 1997, December 28, 1996 and June 29, 1996.


OTHER FINANCIAL DATA

Dividends declared on Common stock were $0.26 per share in the second quarters of both 1997 and 1996. The return on average shareholders' equity of 6.2% for the twelve-month period ended June 28, 1997 was negatively impacted by restructuring charges recorded in June 1997 and March 1997.
This return was 10.0% for the twelve-month period ended June 1996 which included June 1996 and December 1995 restructuring charges. Excluding restructuring charges, return on average shareholders' equity would have been 11.7% for the 1997 period versus 13.1% for 1996.


OUTLOOK

Worldwide revenues are forecasted to grow at a moderate rate throughout the remainder of 1997. This growth will be primarily dependent on the successful launch of new products and increased sales to the largest eyewear segment customer.
     The momentum in the vision care segment is expected to accelerate during 1997 with the second-half launch of ReNu MultiPlus Solution(R), a lens care product which, by eliminating the need for separate enzymatic cleaning, offers consumers a significant advance in caring for contact lenses. This new product confirms the company's position as the technological leader in the lens care market and will help to maintain the premium stature of the ReNu(R) flagship brand. Benefits to vision care segment results are also expected with the continued expansion of manufacturing capacity for Award(R) one-day disposable lenses and SofLens66(R) PRP lenses. The company continues to seek U.S. regulatory approval for the Award(R) lens and is optimistic for a 1998 launch of this product in the U.S.
    The company continues to be cautious concerning the eyewear segment but is confident that its strategies will lead to improved performance. In the U.S., the company intends to aggressively implement marketing strategies which are yielding positive results in Europe. In addition, eyewear sales should benefit from the acceleration of 1998 new product introductions, which will occur in September 1997, four months earlier than in previous years.
     The pharmaceuticals segment is expected to experience continued growth within the U.S., however difficult market conditions in Germany are expected to negatively impact near-term European revenues. Increased investments in research and development are projected to result in additional product registrations and ultimately continued long-term revenue growth in this business.
    Earnings from ongoing operations are projected to benefit from progress toward the $50 cost reduction program announced early in 1996 and from the further restructuring actions announced in the first quarter of 1997.


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

Customer Concentration

The company's two largest customers together comprised almost 10% of the company's revenues in 1996. A reduction in orders from these or other of the company's major customers could have a material adverse effect on the company's businesses in future periods.

Product Development And Introduction

The vision care and eyewear industries are characterized by rapid changes in technology and consumer preference. The company believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to price, demand, performance and innovative design. This in turn is affected by the company's ability to develop new manufacturing technologies and to timely develop new products and gain acceptance of those products.
      The company has observed a trend among contact lens wearers to switch from traditional lenses to lower-margin products, such as PRP lenses. The company's ability to improve profitability will depend heavily on the ability to reduce the cost of producing and to expand production capacity for these lenses.
      Success in the eyewear segment will require innovative design, marketing expertise and flexible delivery and logistical capabilities. An inability to reduce high levels of inventory of certain eyewear styles or delays or difficulties with new product introductions or product enhancements could have a material adverse effect on the company's future business results.

Product Concentration

The company derives a substantial portion of its revenues from sales of vision care products and eyewear. Any factor adversely affecting sales of vision care products and eyewear, including such factors as product performance, changing trends in consumer preferences and tastes, consumer demand, price competition and growth of private label competition for solutions, could have a material adverse effect on the company's future business results.

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

                        PART II - OTHER INFORMATION


Item 1. Legal Proceedings

In its 1996 Annual Report on Form 10-K, the company discussed the settlement of an action pending in the United States District Court for the Northern District of Alabama, brought on behalf of a nationwide class pursuing claims relating to the company's marketing and sale of the Optima FW, Medalist and SeeQuence2 contact lenses, and other related proceedings. That settlement was concluded in the second quarter of 1997. The company's litigation reserves were more than adequate to satisfy the costs of the settlement.
     In its 1996 Annual Report for 1996 on Form 10-K, the company discussed actions pending in the provinces of Ontario and British Columbia, Canada alleging claims similar to those in the U.S. action referred to in the preceding paragraph. On May 27, 1997, a similar action was commenced in Quebec, naming the company and Bausch & Lomb Canada, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders

The  1997  annual meeting of shareholders was held on April 29, 1997.   The
following matters were voted upon and received the votes set forth below:

    1. The individuals named below were elected to three-year terms as directors.

                                      Votes Cast
           Director                For         Withheld
        Franklin E. Agnew      48,214,853      1,136,637
        William M. Carpenter   48,381,993        969,497
        Ruth R. McMullin       48,233,355      1,118,135
        Linda Johnson Rice     48,098,563      1,252,928
        Domenico De Sole       48,376,135        975,355
        Jonathan S. Linen      48,400,967        950,523

    2. The election of Price Waterhouse LLP as independent accountants for 1997 was ratified, with 48,961,610 shares voting for, 267,690 shares voting against and 122,190 shares abstaining.

    3. A shareholder proposal recommending the engagement of an investment banker to explore alternatives to enhance the value of the company was defeated, with 3,710,879 shares voting for, 41,674,879 shares voting against and 423,931 shares abstaining.

    4. A shareholder proposal requesting that the board of directors eliminate the staggered three-year terms served by board members passed with 28,308,818 shares voting for, 17,214,810 shares voting against and 286,061 shares abstaining. The Board evaluated the proposal and determined that retention of the staggered terms reduces the vulnerability of the company to abusive takeover tactics. The board concluded that it is in the best interest of the shareholders to retain the current board structure.

    5. A shareholder proposal recommending that the board refrain in the future from agreeing to compensate management in the event of a change in control in the corporation was defeated, with 11,010,167 shares voting for, 33,860,597 shares voting against and 938,924 shares abstaining.

    6. A shareholder proposal recommending the revocation of the shareholder purchase rights plan (the "Plan") passed with 26,264,201 shares voting for, 19,064,922 shares voting against and 480,565 shares abstaining. The board evaluated the proposal and determined to let the Plan lapse at the expiration of the Plan in June 1998.

    7. A shareholder proposal recommending the establishment of minimum share ownership requirements for certain executives and directors was defeated, with 4,485,318 shares voting for, 40,956,386 shares voting against and 367,985 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

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





                                 BAUSCH  &  LOMB INCORPORATED





Date:   August 5, 1997          By:
                                       Robert B. Stiles
                                     Senior Vice President
                                      and General Counsel







Date:   August 5, 1997          By:
                                       Stephen C. McCluski
                                      Senior Vice President,
                                             Finance







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

   (11)        Statement  Regarding  Computation of  Per  Share  Earnings
               (filed herewith).

   (12) Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith).

   (27)        Financial Data Schedule





                           Exhibit 11

      Statement Regarding Computation of Per Share Earnings



                                            SIX MONTHS ENDED
Dollar Amounts In Millions -            June 28,        June 29,
Except Per Share Data                     1997            1996

Net earnings                            $  23.5          $  52.8


Actual outstanding Common and Class B
    shares at beginning of year          55,404           56,941


Average Common and Class B shares
    issued for stock options and
    effects of assumed exercise of
    Common stock equivalents and
    repurchase of Common shares (000)       284               93


Average Common shares outstanding (000)  55,688           57,034


Net earnings per Common and
    Common share equivalent             $  0.42          $  0.93





[CAPTION]
                           Exhibit 12

  Statement Regarding Computation of Ratio of Earnings to Fixed
                             Charges


                                  June 28,       December 28,
Dollar Amounts In Millions          1997             1996
Earnings before provision for
    income taxes and minority
    interest                       $57.8           $168.9

Fixed charges                       28.9             53.5

Capitalized interest, net of
    current period amortization      0.1              0.3

Total earnings as adjusted         $86.8           $222.7


Fixed charges:
    Interest (including
    interest expense and
    capitalized interest)          $27.7           $ 51.7

    Portion of rents
    representative of the
    interest factor                  1.2              1.8

Total fixed charges                $28.9           $ 53.5


Ratio of earnings to fixed
    charges                         3.01    2        4.16    1


    1
    Excluding the effects of the restructuring charge recorded in 1996 and the net gain on divestitures of the oral care and dental implant businesses, the ratio of earnings to fixed charges at December 28, 1996 would have been 4.47.

    2
    Excluding the effects of the restructuring charges recorded in 1997, the ratio of earnings to fixed charges at June 28, 1997 would have been 4.36.
