Form 10-Q
period 1997-09-27
BAUSCH & LOMB INC
filed 1997-11-04
CIK 10427

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the Quarter Ended                                       Commission File
September 27, 1997                                          Number:  1-4105


                        BAUSCH & LOMB INCORPORATED

          (Exact name of registrant as specified in its charter)



        New York                                             16-0345235
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)



             One Bausch & Lomb Place, Rochester NY  14604-2701
                 (Address of principal executive offices)
                                (Zip Code)


Registrant's telephone number, including area code:  (716) 338-6000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes     X    .          No          .

The number of shares of Common stock of the registrant outstanding as of September 27, 1997 was 55,255,041, consisting of 54,624,741 shares of Common stock and 630,300 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.



                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The accompanying unaudited interim consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries have been prepared by the company in accordance with the accounting policies stated in the company's 1996 Annual Report on Form 10-K and should be read in conjunction with the Notes To Financial Statements appearing therein, and
are based in part  on  approximations.   In the opinion of management,  all
adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles have been included in these financial statements.



         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                           STATEMENT OF EARNINGS


                              Third Quarter Ended     Nine Months Ended
                      September 27, September 28, September 27, September 28, Dollar Amounts In Millions -
Except Per Share Data           1997        1996        1997        1996

Net Sales                      $468.3     $477.2     $1,442.7    $1,492.0

Costs And Expenses
 Cost of products sold          213.1      219.8        671.8       661.5
 Selling, administrative
   and general                  181.2      177.5        564.0       588.7
 Research and development        16.4       18.8         48.1        56.0
 Restructuring charges           16.0          -         54.9        15.1
                                426.7      416.1      1,338.8     1,321.3

Operating Earnings               41.6       61.1        103.9       170.7

Other (Income) Expense
 Interest and investment income (10.9)      (9.5)       (30.3)      (28.5)
 Interest expense                13.9       13.0         41.6        37.8
 Gain from foreign currency,
   net                           (1.0)      (0.7)        (4.8)       (0.6)
 Loss on divestiture                -       26.1            -        26.1
 Litigation provision               -       16.1            -        16.1
                                  2.0       45.0          6.5        50.9

Earnings Before Income Taxes And
 Minority Interest               39.6       16.1         97.4       119.8

 Provision for income taxes      15.6       (3.9)        39.2        36.9

Earnings Before Minority
  Interest                       24.0       20.0         58.2        82.9

  Minority interest in
    subsidiaries                  5.5        5.6         16.2        15.7

Net Earnings                   $ 18.5     $ 14.4      $  42.0     $  67.2

Retained Earnings At
 Beginning Of Period            919.4      923.4        924.7       900.1

Cash Dividends Declared:
 Common stock, $0.26 and $0.78 per
   share in both 1997 and 1996   14.5       14.6         43.3        44.1

Retained Earnings At End Of
  Period                       $923.4     $923.2      $ 923.4     $ 923.2

Net Earnings Per Common Share  $ 0.33     $ 0.25      $  0.75     $  1.18

Average Common Shares
 Outstanding (000s)                                    55,708      56,793

See Notes To Financial Statements



         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                               BALANCE SHEET

                                               September 27, December 28,
Dollar Amounts In Millions                         1997          1996
ASSETS
Current Assets
 Cash, cash equivalents and short-term
   investments                                  $  162.2     $  167.8
 Trade receivables, less allowances
   of $13.7 and $13.3, respectively                380.0        268.4
 Inventories, net                                  311.5        339.8
 Recoverable income taxes                              -          6.0
 Deferred taxes, net                                52.7         48.6
 Other current assets                              156.3        117.0
                                                 1,062.7        947.6
Property, Plant And Equipment, net                 567.6        566.7
Goodwill And Other Intangibles,
   less accumulated amortization
   of $112.0 and $83.8, respectively               412.1        390.9
Other Investments                                  545.3        560.3
Other Assets                                       143.7        137.9
 Total Assets                                   $2,731.4     $2,603.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes payable                                  $  483.4     $  394.1
 Current portion of long-term debt                  86.8         88.0
 Accounts payable                                   63.3         71.1
 Accrued compensation                               84.6         82.2
 Accrued liabilities                               315.4        293.7
 Federal and foreign income taxes                   10.4            -
                                                 1,043.9        929.1

Long-Term Debt, less current portion               315.6        236.3
Other Long-Term Liabilities                        105.6        124.0
Minority Interest                                  435.1        432.1
 Total Liabilities                               1,900.2      1,721.5

Shareholders' Equity
 4% Cumulative Preferred stock,
   par value $100 per share                            -            -
 Class A Preferred stock, par
   value $1 per share                                  -            -
 Common stock, par value $0.40
   per share, 60,198,322 shares issued              24.1         24.1
 Class B stock, par value $0.08 per share,
   965,984 and 1,150,409 shares
   issued, respectively                              0.1          0.1
 Capital in excess of par value                     80.5         96.1
 Retained earnings                                 923.4        924.7
 Common and Class B stock
   in treasury, at cost, 5,909,265 and
   5,944,982 shares, respectively                 (226.0)      (230.5)
 Other Shareholders' Equity                         29.1         67.4
 Total Shareholders' Equity                        831.2        881.9
 Total Liabilities And Shareholders' Equity     $2,731.4     $2,603.4

See Notes To Financial Statements



         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                          STATEMENT OF CASH FLOWS

                                                   Nine Months Ended
                                               September 27, September 28,
Dollar Amounts In Millions                          1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                      $ 42.0       $ 67.2
 Adjustments to reconcile net earnings to net cash
      flows from operating activities:
   Depreciation                                      68.8         66.2
   Amortization                                      15.7         15.5
   Change in deferred income taxes                   (0.8)       (15.3)
   Restructuring charges, net of taxes               36.9         10.9
   Loss on retirement of fixed assets                 6.3          2.7
   Loss on divestitures, net of taxes                   -          6.3
   Provision for litigation expense, net of taxes       -         10.0
 Changes in assets and liabilities:
   Trade receivables                                (30.2)       (23.3)
   Inventories                                       18.0        (27.3)
   Other current assets                             (44.1)       (30.7)
   Accounts payable and accruals                    (25.8)       (25.7)
   Income taxes                                      42.2          5.5
   Other long-term liabilities                      (13.9)       (12.3)
      Net cash provided by operating activities     115.1         49.7

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for purchases of property, plant
   and equipment                                    (81.2)       (80.0)
 Proceeds from sale of equipment                        -          9.6
 Net cash paid for acquisition of businesses        (46.6)       (85.7)
 Net cash received from divestitures of businesses      -         20.3
 Other                                              (10.4)       (10.6)
      Net cash used in investing activities        (138.2)      (146.4)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common and Class B shares           (21.4)       (55.9)
 Exercise of stock options                           11.4          4.6
 Net proceeds from notes payable                     67.9         71.3
 Proceeds from issuance of long-term debt            13.5        135.2
 Repayment of long-term debt                         (2.7)       (55.5)
 Payment of dividends                               (43.1)       (44.3)
      Net cash provided by financing activities      25.6         55.4
Effect of exchange rate changes on cash,
 cash equivalents and short-term investments         (8.1)        (1.0)

Net decrease in cash, cash equivalents and
 short-term investments                              (5.6)       (42.3)
Cash, cash equivalents and short-term investments,
 beginning of period                                167.8        194.6

Cash, cash equivalents and short-term investments,
 end of period                                     $162.2       $152.3

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                        $ 46.3       $ 40.2
   Income taxes                                    $ 27.5       $ 79.3

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

        Derivative Financial Instruments

        Foreign currency (forward, option and swap) contracts are accounted for using either hedge or deferral accounting treatment in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 52. The company hedges exposures on a continuing basis, employing foreign exchange contracts in a variety of currencies that effectively neutralize the after-tax impact of exchange rate fluctuations on the underlying exposures. The portfolio of contracts is adjusted at least monthly to reflect changes in exposure positions as these changes become known. When possible and practical, the company matches the maturity of the hedging instrument to that of the underlying exposure.

        Interest rate swap agreements are entered into only to hedge underlying investment or debt obligations and other firm commitments and are accounted for using settlement accounting, in accordance with the requirements of Emerging Issues Task Force Issue 84-36. The company enters into interest rate swap and cap agreements to effectively limit exposure to interest rate movements within the parameters of its interest rate hedging policy. This policy limits the amount by which floating-rate assets may exceed, or be less than, floating-rate liabilities. Interest rate instruments are entered into for periods no greater than the lives of the underlying transactions being hedged or, in the case of floating-rate to fixed-rate swaps, for periods no longer than the underlying floating-rate exposure is expected to remain outstanding. Interest rate derivatives are normally held to maturity, but may be terminated early, particularly if the underlying exposure is similarly extinguished.

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

        The number of Common shares used to calculate net earnings per Common share were 55,708,000 at September 27, 1997 and 56,793,000 shares at September 28, 1996.

        See Exhibit 11 filed as a part of this report for details regarding the computation of earnings per share.

        Effective  for  the quarter ending December 27, 1997,  the  company will be required to adopt SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Had earnings per share been determined consistent with SFAS No. 128, the company's pro forma basic  and  diluted earnings per share would have  been  $0.33  and
        $0.26 for the quarters ended September 27, 1997 and September 28, 1996, respectively. For the nine months ended September 27, 1997 and September 28, 1996, pro forma basic earnings per share would have been $0.76 and $1.19, respectively. Pro forma diluted earnings per share would have been $0.75 and $1.18, respectively.

NOTE C: Inventories

        Inventories consisted of the following:

                                      September 27,  December 28,
                                           1997         1996

        Raw materials and supplies      $  83.8       $ 89.4
        Work in process                    22.4         20.1
        Finished products                 213.0        238.3
                                          319.2        347.8

        Less:  Allowance for valuation of
               certain U.S. inventories
               at last-in, first-out cost   7.7          8.0
                                         $311.5       $339.8

NOTE D: Property, Plant And Equipment

        Major classes of property, plant and equipment consisted of the following:

                                   September 27, December 28,
                                        1997         1996

        Land                          $   21.2     $   22.1
        Leasehold improvements            34.6         33.1
        Buildings                        391.3        403.7
        Machinery and equipment          718.6        689.7
                                       1,165.7      1,148.6

        Less:  Accumulated depreciation  598.1        581.9
                                      $  567.6     $  566.7

NOTE E: Adoption Of SFAS No. 125

        Beginning in the first quarter of 1997, the company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under this pronouncement, an agreement for the sale of U.S. accounts receivable entered into by the company is now required to be presented as a financing arrangement. As a result, the balance sheet at September 27, 1997 reflects $75 in receivables and borrowings related to this agreement.

NOTE F: Subsequent Events

        On October 21, 1997, the company announced that it had signed a definitive agreement to acquire Chiron Vision Corporation, the ophthalmic products unit of Chiron Corporation, for $300 in cash. Chiron Vision researches, develops and manufactures innovative products that improve results in cataract and refractive surgery, and the treatment of progressive eye diseases.

        On October 22, 1997, the company announced that it had signed a definitive agreement to acquire Storz Instrument Company, a subsidiary of American Home Products Corporation, for $380 in cash. Storz is a leading international manufacturer and distributor of high quality ophthalmic surgical instruments, surgical and diagnostic equipment, intraocular lens implants and ophthalmic pharmaceuticals.

        Both acquisitions are expected to be completed in early 1998. The company intends to put in place a syndicated revolving credit agreement to support commercial paper facilities to fund the pending acquisitions. The full financial impact to the company as a result of these two acquisitions can not be determined at this time. See Item 5 - Other Matters for additional information.

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


RESULTS OF OPERATIONS

Comparability Of Business Segment Information

Comparison of the company's 1997 and 1996 third-quarter and nine-month operating results requires the consideration of certain significant events.
      As announced in April 1997, the company's board of directors approved plans to restructure portions of each of the company's four business
segments,  as  well as certain corporate administrative  functions.   As  a
result, pre-tax restructuring charges of $16 and $55 were recorded  in  the
three-  and  nine-month  periods ended September 1997,  respectively.   The
after-tax impact of these charges was $11 or $0.20 per share in the third quarter and $37 or $0.67 per share on a year-to-date basis.
      As announced in June 1996, the company's board of directors approved plans to restructure portions of the sunglass, solutions and contact lens businesses, as well as certain corporate administrative functions and a pre-tax restructuring charge of $15 ($11 or $0.19 per share after taxes) was recorded in the second quarter of 1996.
      During 1996, the company divested two of its non-strategic businesses whose results were reported in the healthcare segment. The dental implant business, which was sold in November 1996, and the Oral Care Division, which was divested in September 1996, contributed combined revenues of $14 and $45 for the three- and nine-month periods, respectively, ended September 1996. Combined operating losses of these divested businesses for the three- and nine-month periods were $4 and $8, respectively. An after-tax loss of $6 or $0.11 per share on the sale of the Oral Care Division was recorded in the third quarter of 1996.


NET SALES BY BUSINESS SEGMENT

Bausch & Lomb's operating results are reported in four business segments: vision care, eyewear, pharmaceuticals and healthcare. The vision care segment includes contact lenses and materials and lens care products. The eyewear segment includes sunglasses and thin film coating services. The pharmaceuticals segment includes prescription ophthalmics and over-the-counter (OTC) medications. The healthcare segment includes biomedical products, hearing aids, skin care products and the divested oral care and dental implant businesses.

     The following is a summary of sales by business segment:

        Net Sales By Business Segment
                          Third Quarter            Nine Months
                         1997      1996         1997        1996
    Vision Care         $241.8    $228.0     $  676.4    $  650.0
    Eyewear              104.4     120.3        382.9       436.4
    Pharmaceuticals       43.0      41.6        146.1       146.7
    Healthcare - ongoing  79.1      73.6        237.3       214.0
                         468.3     463.5      1,442.7     1,447.1
    Healthcare - divested    -      13.7            -        44.9
    Net Sales           $468.3    $477.2     $1,442.7    $1,492.0


      Consolidated revenues for the quarter ended September 27, 1997 were $468, a decrease of $9 or 2% from the 1996 third quarter. When results for divested businesses are excluded from 1996 results, revenues increased from 1996 by $5 or 1%. Excluding the effect of foreign currency exchange rate changes, comparable basis revenues increased 5% compared to the prior year period.
      For the first nine months of 1997, net sales declined by $49 or 3% from the comparable 1996 period. When sales from divested businesses are excluded from 1996 results, the revenue decrease was $4 or less than 1%. Excluding the effect of foreign currency exchange rate changes, comparable basis sales increased 3% versus 1996. For the three- and nine-month periods, revenue declines in the eyewear segment were largely offset by increases in the vision care and ongoing healthcare segments.

Vision Care Segment Results

The vision care segment includes results of the contact lens and lens care businesses, with lenses comprising approximately 45% of 1997 revenues and lens care representing approximately 55%.
      For the third quarter of 1997, vision care revenues improved $14, or 6%, over the same period in 1996. Contact lens revenues increased at a rate of 8% while lens care products increased 5%. Excluding the effects of foreign currency exchange rate changes, contact lens sales increased 13% and sales of lens care products increased 8%. The strong performance in contact lenses was driven by double-digit increases in shipments of planned replacement and disposable lenses (collectively PRP). Declines in traditional lens sales were experienced as the anticipated shift toward PRP lenses continued. Lens care sales in the U.S. were favorably impacted by initial sales of ReNu MultiPlus Solution, the company's new premium lens care product. Outside the U.S., lens care growth continued in the Europe and Asia-Pacific regions.
      Year-to-date vision care revenues exceeded 1996 by $26, or 4%. Contact lens revenues increased at a rate of 9% while sales of lens care products were essentially even with the prior year. Excluding the effects of foreign currency exchange rate changes, contact lens sales increased 14% and sales of lens care products increased 3%. Sales of contact lenses for the nine-month period reflect the trends noted above. In the U.S., lens care revenues are below 1996 reflecting increased competition. Outside the U.S., year-to-date trends are consistent with those discussed above.

Eyewear Segment Revenues

For the third quarter of 1997, eyewear segment revenues decreased 13% from the comparable 1996 period. Excluding the impact of foreign currency exchange rate changes, segment revenues decreased 10%. These results reflected performance for sunglass products, which represent approximately 95% of this segment's portfolio. U.S. sunglass revenues decreased 9%, while non-U.S. revenues declined 11% excluding the effects of foreign currency exchange rate changes. These decreases were partially due to lower sales to Sunglass Hut International, the company's largest sunglass customer. Excluding sales to this customer, sunglass revenues decreased 11% from the 1996 third quarter. Other factors contributing to the overall decline were continued competitive pressure in the U.S. and sluggish retail markets in the Asia-Pacific region.
      Year-to-date eyewear segment revenues decreased 12% from 1996. Excluding the impact of foreign currency exchange rate changes, segment revenues decreased 10%. Excluding sales to Sunglass Hut International, revenues declined 7%. U.S. sunglass revenues declined 16%, while non-U.S. revenues declined 5% excluding the effects of foreign currency exchange rate changes, due to the factors discussed previously.

Pharmaceuticals Segment Revenues

Pharmaceutical segment revenues for the third quarter improved $1, or 3%, over the same period in 1996. Excluding the effects of foreign currency exchange rate changes, sales increased 11%. Third quarter sales increased 12% over 1996 in the U.S., benefiting from sales of new ophthalmic drugs launched earlier this year, such as Trimethoprim, a generic version of Polytrim (a drug to treat eye infections), and continued growth in sales of the generic drug Crolom (for ocular inflammation) and Neo/Poly/Gramicidin, formerly Ocutricin, (an antibiotic solution used to treat superficial eye infections). Economic conditions in Germany continued to impact revenues in the Dr. Mann Pharma subsidiary, down 9% for the quarter in actual dollars but up 9% when adjusted for currency, reflecting growth in prescription products.
      Year-to-date pharmaceutical segment revenues were flat compared to 1996, but increased 6% excluding the effects of foreign currency exchange rate changes. Sales advanced 19% in the U.S., reflecting the trends noted above. In Germany, strong growth in prescription products was moderated by declines in OTC revenues.

Healthcare Segment Revenues

Ongoing healthcare segment revenues for the third quarter of 1997 were $79, an increase of $6 or 8% over the comparable period in 1996. Year to date, revenues increased $23 or 11%. The adverse impact of currency rate fluctuations reduced sales growth by 3% and 4% for the three- and nine-month periods, respectively.
      Sales of biomedical products rose 6% for the quarter and 9% for the nine-month period, driven primarily by increases in sales of purpose-bred animals due to product line extensions and significant increases in sales of pathogen-free eggs and other professional services. Hearing aid revenues showed strong double-digit growth over 1996 aided by an increase in the number of company-owned retail outlets and increased sales of new products. Skin care product sales decreased 5% for the quarter due to the effect of initial sales of Curel Nutrient Rich in 1996, but were up 7% year to date driven by gains for all Curel brands.

Net Sales By Geographic Region

The following analysis of trends excludes 1996 revenues from the oral care and dental implant businesses. Both businesses historically were classified as healthcare segment revenues.
     Sales in markets outside the U.S. totaled $218 in the third quarter of 1997, a decrease of $5 or 2% compared with the 1996 period, and represented 47% of consolidated revenues compared to 48% in 1996. Changes in currency exchange rates weakened non-U.S. sales comparisons for the three- and nine-month periods by 8% and 7%, respectively. Third quarter sales in the Asia-Pacific region advanced 7% (13% excluding the effect of currency) and year-to-date increased 6% (13% adjusted for currency) above 1996 due to strong growth in sales of PRP lenses and soft lens care solutions partially offset by a decline in sunglass sales. Reported sales for the third quarter in the European region declined 8%, but advanced 3% excluding the effect of currency. For the year-to-date period, reported sales in that region declined 4%, but were 4% above 1996 when adjusted for currency. The constant dollar results reflect growth in PRP lenses and soft lens care solutions partially offset by declines in traditional lenses and OTC medications. Sales in Canada and Latin America declined 11% and 8% for the three- and nine-month periods, respectively, primarily due to declines in soft lens care solutions partially offset by gains in sunglasses in Latin and South American markets.
     U.S. sales totaled $250 in the third quarter, an increase of $10 or 4% from 1996. Year-to-date U.S. sales of $735 were essentially flat with the comparable 1996 period. Sales declines in sunglasses were completely offset by double-digit growth in the pharmaceutical and healthcare segments and single-digit growth in the vision care segment.

Costs And Expenses

The following analysis of trends excludes 1996 results from the oral care and dental implant businesses.
     The ratio of cost of products sold to sales was 45.5% for the 1997 and 1996 third quarter periods. For the nine-month period, this ratio was 46.6% for 1997 and 43.9% for 1996. The year-to-date unfavorable ratio in 1997 reflected a $9 provision for the projected cost of exiting certain Ray-
Ban   product   lines  recorded  in  the  first  quarter  and   unfavorable
manufacturing volume variances in sunglasses as well as lower  margins  for vision care (related to product mix), eyewear (related to volume) and pharmaceutical products (related to competitive pricing issues). The Ray-Ban products were discontinued as a result of recent additions and expansions to the company's product portfolio, which the company believes can more effectively reach the market niches in which these brands compete. Excluding the provision, the 1997 ratio of cost of products sold to sales would have been 46.0% year to date.
      Selling, administrative and general expenses (including corporate administration) were 38.7% of sales in the third quarter of 1997 compared to 36.7% in 1996. Year to date, these expenses were 39.1% of sales in both
years.   The  year-over-year  results include decreases  in  marketing  and advertising,  mainly  due to the timing of promotions,  and  a  decline  in
selling   expense  due  to  efforts  being  made  to  consolidate   certain
responsibilities in the vision care segment. Offsetting these favorable variances was a $2 provision recorded in the first quarter for the write-off of the company's equity investment in a start-up eyewear technology venture.
      Research and development expense for the 1997 third quarter was 3.5% of sales versus 3.8% for 1996. On a year-to-date basis, research and development expense was 3.3% of sales versus 3.6% in 1996. The decrease in costs was due to favorable project spending as efforts are being made to consolidate research and development functions in the vision care segment. Research and development efforts going forward will focus on the generation of new products, particularly contact lenses and pharmaceuticals.

Restructuring Reserves

In the first quarter of 1997, the company's board of directors approved plans to further restructure all business segments as well as certain corporate administrative functions. This restructuring effort is expected to significantly reduce the company's fixed cost structure and realign the organization to meet its strategic objectives. These actions resulted in the recording of pre-tax restructuring charges of $55 during the first nine months of 1997, $16 of which was during the third quarter, with additional amounts to be recorded in future periods. The total amount of charges expected to be incurred is approximately $80. The program is expected to generate annual savings of approximately $100 by 1999. Approximately one-third of the savings will be generated from projects related to the company's manufacturing processes, including plans to phase out sunglass component manufacturing at the company's Frame Center in Rochester, New York, and to optimize manufacturing operations located in San Antonio, Texas, Waterford, Ireland and Hong Kong. Those projects are expected to result in improved operating margins, particularly in the eyewear business. The remainder of the savings will come from restructuring administrative functions. A substantial portion of those savings will be reallocated to revenue generating activities, such as new product development and increased marketing efforts.
      As described in previous filings, the company's board of directors approved a plan, announced in late 1995 and early 1996, to restructure portions of all business segments as well as certain corporate administrative functions. As a result, pre-tax restructuring charges of $15 and $27 were recorded in second quarter of 1996 and fourth quarter of 1995, respectively.

     The following table sets forth the activity in the restructuring reserves through September 27, 1997:

                            Vision                                        Corporate
                             Care  Eyewear  Pharmaceuticals  Healthcare  Administration
Total
Restructuring Provisions:
Total
  1995 and 1996               $11.7  $20.8       $  -            $4.8        $4.5        $41.8
  1997                         17.1   25.2        4.9             2.2         5.5         54.9

Less charges against 1995 and
 1996 reserves:
   Non-cash items               4.1    4.4          -             2.2         1.0         11.7
   Cash payments                4.5   14.4          -             2.6         3.5         25.0
Less charges against 1997 reserve:
   Non-cash items               2.4    5.0          -             0.9         0.3          8.6
   Cash payments                6.8    5.9        1.4             0.9         3.9         18.9
Balance at September 27, 1997 $11.0  $16.3       $3.5            $0.4        $1.3        $32.5

      Reserves   remaining  at  September  27,  1997  primarily   represent
liabilities related to employee separations associated with the 1996 and 1997 actions.

Operating Earnings

Operating earnings totaled $42 for the third quarter of 1997, a decrease of $20 or 32% compared to the 1996 third quarter. Excluding restructuring charges recorded in the third quarter of 1997, operating earnings would have been $58, a decrease of $4 or 6%. Third-quarter operating results before restructuring charges primarily reflect the unfavorable sales performance of sunglasses partially offset by growth in the vision care segment and pharmaceuticals segments.

Other Income And Expenses

Income from investments totaled $11 for the third quarter of 1997 and $30 year to date, an increase of 15% and 6%, respectively over the 1996 three- and nine-month periods. Interest expense totaled $14 in the third quarter and $42 year to date, an increase of 7% and 10%, respectively over the same periods in 1996, primarily due to increasing debt levels. The company recognized a $1 foreign currency gain in the third quarter and $5 gain year to date, representing increases over the same 1996 periods, primarily due to premium income generated from hedging activities.
     The 1996 third quarter results included a $26 loss on the divestiture of the Oral Care Division and a $16 charge for the settlement of a class action lawsuit concerning the marketing of certain contact lenses.


LIQUIDITY AND FINANCIAL RESOURCES

Cash Flows From Operating Activities

Cash provided by operating activities was $115 through the first nine months of 1997 compared to $50 for the comparable 1996 period. Operating factors, including a decrease in inventory during the first nine months of 1997 compared to rising inventory for the comparable 1996 period, and the timing of tax payments, contributed to the favorable comparison versus the prior year.

Cash Used In Investing Activities

Cash used in investing activities was $138 through September 1997, an $8 reduction from the comparable 1996 period primarily attributable to reduced expenditures for acquisitions in the current year versus cash received from the divestiture of the company's oral care business in 1996. Capital spending of $81 was $1 higher than the comparable prior year period and is expected to total approximately $125 for 1997, a significant portion of which will support expanded contact lens manufacturing capacity. Acquisitions in 1997 included the purchase of Killer Loop S.p.A., a manufacturer of sunglasses based in Italy, with whom, prior to its acquisition, the company had an exclusive agreement to market its eyewear products.

Cash Provided By Financing Activities

Through September 1997, $26 in cash was provided by financing activities, primarily through the issuance of short-term debt. The 1997 amount was $30 lower than the comparable 1996 amount, primarily due to increased borrowings in the prior year to fund acquisitions partially offset by reduced spending to repurchase the company's common shares through the open market. Cash used to repurchase Common and Class B shares was $21 compared to $56 in 1996. Since December 1996, the company's board of directors has authorized and the company has repurchased 500,000 Common shares.

Free Cash Flow

The company has a stated goal to maximize free cash flow, which is defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases and the acquisition and divestiture of businesses. Free cash flow through the third quarter of 1997 was $15, which was $48 favorable to the comparable 1996 period. The improvement is primarily attributable to the operating cash flow factors described earlier.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, increased $167 from year end 1996 due to increases in both long- and short-term debt. The long-term debt increase was due primarily to $75 associated with the adoption of SFAS No. 125, as previously explained in Note E, which impacted the accounting treatment of the company's accounts receivable sale agreement implemented in April 1997. The remaining debt increase was primarily to fund acquisitions and capital expenditures.
    The ratio of total debt to equity was 106.6% and 81.6% for the quarters ended September 1997 and September 1996, respectively. Cash and short-term investments totaled $162 and $152 at the end of the third quarters of 1997 and 1996, respectively.

Access To Financial Markets

The company maintains U.S. revolving credit agreements, typically with 364-day credit terms, totaling $490. The interest rate under the agreements is at the prime rate, or, at the company's option, a mutually acceptable market rate. No debt was outstanding under these agreements at September 27, 1997. In addition, the company maintains unconfirmed bank lines of credit for its financing requirements. The company also has the ability to issue up to $200 under its $300 medium-term note program.
     Following the announcement of the company's pending acquisitions,  see
Item  5  -  Other  Matters, both Standard & Poor's  and  Moody's  Investors
Service placed the company's long-term debt ratings under review for possible downgrade. The company's long-term debt is currently rated A minus by Standard & Poor's and A-3 by Moody's Investors Service. The company's commercial paper rating is affirmed and was not placed under review.
     The company believes that it will have adequate financial capacity to consummate the pending acquisitions and to take advantage of any other opportunities that might arise.

Working Capital

Working capital amounted to $19 at the end of the third quarter of 1997 and year end 1996 versus $106 at September 1996. The current ratio was 1.0 at September 27, 1997 and December 28, 1996 and 1.1 at September 28, 1996.


OTHER FINANCIAL DATA

Dividends declared on Common stock were $0.26 per share in the third quarters of both 1997 and 1996. The return on average shareholders' equity of 6.8% for the twelve-month period ended September 27, 1997 was negatively impacted by restructuring charges recorded in each quarter of 1997. This ratio was 6.9% for the twelve-month period ended September 28, 1996 which included June 1996 and December 1995 restructuring charges. Excluding restructuring charges, return on average shareholders' equity would have been 10.9% for the 1997 period versus 10.0% for 1996.


OUTLOOK

Worldwide revenues are forecasted to grow at a moderate pace throughout the remainder of 1997. This growth will be primarily dependent on the successful launch of new products and increased sales to Sunglass Hut International.
     The momentum in the vision care segment is expected to continue in the fourth quarter with retail sell-through of ReNu MultiPlus Solution. This new product confirms the company's position as the technological leader in the lens care market and will help to maintain the premium stature of the ReNu flagship brand. Benefits to vision care segment results are also expected with the continued expansion of manufacturing capacity for Award one-day disposable lenses and SofLens66 PRP lenses. The company intends to
seek U.S. regulatory clearance for the Award lens and is optimistic for a 1998 launch of this product in the U.S.
    The company continues to be cautious concerning the eyewear segment but is confident that its strategies will lead to improved performance. The company expects fourth-quarter sales to benefit from 1998 new product introductions, which occurred in September 1997, five months earlier than in previous years. In addition, stabilized buying patterns in 1997 from Sunglass Hut International should result in favorable comparisons to 1996 due to the cancellation of that customer's orders in the fourth quarter of 1996.
     The pharmaceuticals segment is expected to experience continued growth in despite difficult market conditions in Germany. Growth in prescription products should continue in both the U.S. and in Europe while sales of OTC products in Europe are expected to maintain market share, which should lead to higher revenues when economic conditions ease. Investments in research and development are projected to result in additional product registrations and ultimately continued long-term revenue growth in this business.
     Earnings from ongoing operations for the fourth quarter of 1997 are projected to be level with those in the third quarter. Although eyewear revenues are projected to increase, initiatives to improve operating margins will not have an impact until 1998. In addition, a strengthened dollar will adversely impact operating performance.
     Similar trends are expected into 1998. The company is projecting revenue growth in the range of 10% in the vision care, pharmaceutical and healthcare segments. The eyewear business is expected to return to profitability in 1998. However, if exchange rates remain at their current levels, comparisons for the first half will be negatively impacted. The two recently announced pending acquisitions should add substantial revenues. The benefit to earnings in 1998 will be offset by period costs expected to be incurred to generate synergies in the businesses and some level of business interruption during the integration period. However, earnings are expected to be accretive after 1998.


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

Global Economic And Political Conditions

The   company  experiences  fluctuations  in  operating  results   due   to
seasonality and general economic conditions in the global market place. Fluctuating exchange rates between the U.S. and foreign currencies, particularly in those countries in Europe and Asia where the company has several principal manufacturing plants, may have a material adverse effect on the company's future international sales and consolidated results of operations. The company does not have a significant presence in those Asia-Pacific countries which have recently experienced significant currency devaluations. However, should the devaluations affect other countries in the region where the company does have a larger presence, there could be a
negative  impact  on  the  company's operating performance.   Additionally,
there is uncertainty in the economic outlook in the Asia-Pacific region, particularly due to Hong Kong reverting to China rule, as the company has its North Asia headquarters, the Asia Distribution Center and a sunglass manufacturing facility in Hong Kong.

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

Costs And Expenses

Risks associated with the company's successful implementation of the company's restructuring effort in reducing costs and expenses of manufacturing processes and administrative functions could be material to the company's consolidated financial results. In addition, expenses such as pricing and the availability of equipment, material and supplies and the cost of capital could have a significant effect on results of operations.

Pending Acquisitions

The company has announced pending acquisitions of Chiron Vision Corporation and Storz Instrument Company. These acquisitions, which are material to the company, depend for their success on a number of factors, including, without limitation the ability to obtain regulatory approvals, successful implementation of integration strategies and access to technology.



                        PART II - OTHER INFORMATION


Item 1. Legal Proceedings

In its 1996 Annual Report on Form 10-K, the company discussed shareholder actions commenced in June 1994 against the company and several officers. Motions by the company and individual officers for reconsideration of
October 1996 motions to dismiss were denied. Discovery has commenced in the consolidated action and a motion by plaintiffs to certify the alleged class is pending.
      In its 1996 Annual Report on Form 10-K, the company discussed actions pending in the provinces of Ontario and British Columbia, Canada, alleging that the company misled consumers by packaging the same lens under different names for different prices. A similar action was subsequently commenced in Quebec. A settlement of these three actions has been reached under which consumers who purchased certain lenses during certain time frames are eligible to participate. The settlement received final court approval on October 27, 1997.
      In its 1996 Annual Report on Form 10-K, the company discussed an investigation by a working group of state attorneys general into the company's contact lens pricing, labeling and advertising. This investigation has been concluded, with the company agreeing to pay the states the cost of their investigation and limit the way it markets contact lenses in the future.
      In its 1996 Annual Report on Form 10-K, the company discussed an antitrust action filed in 1994 by the Florida Attorney General against the company and others in United States District Court for the Middle District of Florida and an action filed in December 1996 by the New York State Attorney General on behalf of itself and 21 other states. Those actions have been consolidated.

Item 5. Other Matters

On October 21, 1997, the company announced in a press release its intention to acquire Chiron Vision Corporation. The full text of the press release is as follows:
      ROCHESTER, N.Y. and EMERYVILLE, Calif.-- Bausch & Lomb (NYSE/BOL)
and Chiron Corporation (NASDAQ/CHIR) jointly announced today that they have signed a definitive agreement in which Bausch & Lomb will acquire Chiron's ophthalmic products unit, Chiron Vision Corporation, for $300 million in cash.
      "The transaction reflects Bausch & Lomb's strategic intent to move aggressively to expand our presence in the $25 billion global eye care market," said William M. Carpenter, Bausch & Lomb's president and CEO. "Entry into the high margin cataract business and the high growth refractive surgery market solidifies B&L's position as the leader in `in eye' vision correction. The acquisition of Chiron Vision also builds on Bausch & Lomb's position in professional ophthalmic products and provides additional business-building opportunities for our growing ophthalmic pharmaceuticals line. Chiron Vision brings leading-edge technology and demonstrated success in building global franchises in ophthalmic surgery and retinal drug delivery."
      "We intend to continue to expand our presence in ophthalmic surgery, primarily through aggressive pursuit of additional acquisition opportunities, rather than by internal development," Carpenter continued.
       Chiron Vision researches, develops and manufactures innovative products that improve results in cataract and refractive surgery, and the treatment of progressive eye diseases. Its product portfolio includes microkeratomes and blades for LASIK refractive surgery; an advanced excimer laser with a built-in LASIK workstation for refractive surgery; equipment and viscoelastics for cataract surgery; PMMA and foldable intraocular lenses (IOLs); and the Vitrasert Implant, the first drug delivery system to provide local, sustained therapy for the treatment of cytomegalovirus retinitis (CMV) in people with AIDS.
      Chiron Vision, based in Claremont, Calif., reported annual sales in 1996 of $211 million. The acquisition is expected to have no impact on Bausch & Lomb's 1998 earnings, and should contribute to the company's financial performance thereafter.
     "Chiron Vision has grown into an eminent organization by advancing the ophthalmic surgeon's capabilities through product innovation and education," said William J. Link, founder and CEO of Chiron Vision. "The management and employees of the division have done an outstanding job of building a business from scratch into a top competitor in the surgical ophthalmic arena."
     "We are pleased to transfer a highly developed global business segment to a company whose industry expertise, we're confident, will assure its continued growth and success," commented Edward E. Penhoet, CEO of Chiron Corporation. "Through this strategic divestiture, Chiron continues to streamline its operations and sharpen its focus on its core capabilities and its tripartite strategy -- the prevention, diagnosis and treatment of targeted diseases."
      Completion of the transaction, which is subject to regulatory approval, is expected early in 1998. Bausch & Lomb said it expects the business will continue to be operated from its current locations under its current management.
     This press release contains, among other things, certain statements of a forward-looking nature relating to future events or the future business performance of Bausch & Lomb. Such statements involve a number of risks and uncertainties including those concerning economic conditions, product development and introduction, the financial well-being of key customers, the successful execution of marketing strategies, the continued successful implementation of the restructuring effort in reducing costs and expenses of manufacturing processes and administrative functions, as well as the risk factors listed from time to time in the company's SEC filings, including but not limited to the Report on Form 10-Q for the quarter ended June 28, 1997.

On October 22, 1997, the company announced in a press release its intention to acquire Storz Instruments Company. The full text of the press release is as follows:
      ROCHESTER, NY - Bausch & Lomb (NYSE/BOL) announced today that it has signed a definitive agreement to acquire Storz Instrument Company, a subsidiary of American Home Products Corporation (NYSE/AHP) for $380 million in cash. With this transaction, and the announcement yesterday of its acquisition of Chiron Vision, Bausch & Lomb becomes the world's largest eye care company, with estimated annual eye care revenues of more than $2 billion.
      Storz, based in St. Louis, Missouri, is a leading international manufacturer and distributor of high quality ophthalmic surgical instruments, surgical and diagnostic equipment, intraocular lens implants and ophthalmic pharmaceuticals.
      Founded in 1782, Storz today combines advanced technology with one of the most widely recognized and respected names in ophthalmology, occupying a unique position in the surgical eye care marketplace. Its reputation for quality and service to the ophthalmology community is unsurpassed. 1996 annual sales for the acquired Storz product lines were approximately $200 million.
      Chiron  Vision,  a  subsidiary  of Chiron  Corporation,   researches,
develops and manufactures innovative products that improve results in cataract and refractive surgery, and treat progressive eye diseases. Its product portfolio includes equipment for refractive and cataract surgery, foldable intraocular lenses (IOLs) and the Vitrasert retinal drug delivery system which treats a leading cause of blindness in people with AIDS.
      "We are bringing together two strong eye care companies -- Storz and Chiron Vision -- which combine to generate substantial strategic and financial synergies and provide powerful opportunities for leveraging their core capabilities," said William M. Carpenter, president and CEO of Bausch & Lomb. "The combination of the two will result in the businesses becoming more competitive, as a result of their complementary strengths. In addition, it is expected that considerable savings will result from the integration of the two operations."
      "Bringing these newly acquired businesses into the Bausch & Lomb family will achieve several additional benefits," Carpenter continued. These include:
- Creation of a strong competitive presence for Bausch & Lomb in the cataract surgery market.
- Significant enhancements to B&L's existing pharmaceutical business including increased sales volume; additional ophthalmic products; an expanded pipeline of new proprietary ophthalmic drugs; additional resources to build its pharmaceuticals business and greater access to an important professional customer - the ophthalmic surgeon. A significant share of these benefits is brought by Storz, whose pharmaceutical products and development pipeline are particularly well-suited to B&L's current portfolio.
- A leadership position in the high-growth refractive surgery market, which completes the B&L continuum of product offerings for `in eye' vision correction, from cosmetic and specialty contact lenses through leading-edge laser surgical procedures.
     "These acquisitions put B&L well on the way to realizing our corporate vision of becoming Number One in the Eyes of the World," said Carpenter. "No other eye care company can claim such a broad array of offerings for both the consumer and the eye care professional."
      The combination of the two acquisitions is expected to have no impact on 1998 earnings for B&L, but should contribute to the company's financial results thereafter, especially as synergies are realized with the combination of the Storz and Chiron Vision businesses.
      Completion of the Storz transaction, which is subject to regulatory approval and the closing of Bausch & Lomb's acquisition of Chiron Vision, is expected early in 1998. Bausch & Lomb said that when the transactions close, it expects that both the Storz and Chiron Vision businesses will continue to operate from their current locations with current management. Over the longer term, the leaders of the two units will work together to develop a plan to maximize the growth and earnings potential of their cataract and refractive businesses.
     This press release contains, among other things, certain statements of a forward-looking nature relating to future events or the future business performance of Bausch & Lomb. Such statements involve a number of risks and uncertainties including those concerning economic conditions, product development and introduction, the financial well-being of key customers, the successful execution of marketing strategies, the continued successful implementation of the restructuring effort in reducing costs and expenses of manufacturing processes and administrative functions, the continuation of key supplier relationships, regulatory approvals, satisfactory resolution of pending litigation, access to intellectual property rights, as well as the risk factors listed from time to time in the company's SEC filings, including but not limited to the Report on Form 10-Q for the quarter ended June 28, 1997.

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





                                         BAUSCH & LOMB INCORPORATED





Date:   November 4, 1997        By:
                                                Robert B. Stiles
                                                Senior Vice President
                                                and General Counsel











Date:   November 4, 1997        By:
                                                Stephen C. McCluski
                                                Senior Vice President,
                                                Finance





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

   (11) Statement Regarding Computation of Per Share Earnings (filed herewith).

   (12) Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith).

   (27)      Financial Data Schedule (filed herewith).



                                Exhibit 11

           Statement Regarding Computation of Per Share Earnings



                                            NINE MONTHS ENDED
Dollar Amounts In Millions -          September 27,   September 28,
Except Per Share Data                      1997            1996

Net earnings                            $  42.0          $  67.2


Actual outstanding Common and Class B
    shares at beginning of year          55,404           56,941


Average Common and Class B shares
    issued for stock options and
    effects of assumed exercise of
    Common stock equivalents and
    repurchase of Common shares (000s)      304             (148)


Average Common shares outstanding (000s) 55,708           56,793


Net earnings per Common and
    Common share equivalent             $  0.75          $  1.18



                                Exhibit 12

   Statement Regarding Computation of Ratio of Earnings to Fixed Charges



                               September 27,     December 28,
Dollar Amounts In Millions          1997             1996

Earnings before provision for
    income taxes and minority
    interest                      $ 97.4           $168.9

Fixed charges                       43.3             53.5

Capitalized interest, net of
    current period amortization      0.2              0.3

Total earnings as adjusted        $140.9           $222.7


Fixed charges:
    Interest (including
    interest expense and
    capitalized interest)         $ 41.6           $ 51.7

    Portion of rents
    representative of the
    interest factor                  1.7              1.8

Total fixed charges               $ 43.3           $ 53.5


Ratio of earnings to fixed
    charges                         3.26<F2>         4.16<F1>


1 Excluding the effects of the restructuring charge recorded in 1996 and the net gain on divestitures of the oral care and dental implant businesses, the ratio of earnings to fixed charges at December 28, 1996 would have been 4.47.

2 Excluding the effects of the restructuring charges recorded in 1997, the ratio of earnings to fixed charges at September 27, 1997 would have been 4.53.