Form 10-K
period 1997-12-27
BAUSCH & LOMB INC
filed 1998-03-23
CIK 10427

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                       _____________________


                              FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

                        _____________________

     For the fiscal year ended          Commission file number
         December 27, 1997                       1-4105

                       BAUSCH & LOMB INCORPORATED
         (Exact name of registrant as specified in its charter)


          NEW YORK                              16-0345235
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization                Identification No.)

ONE BAUSCH & LOMB PLACE, ROCHESTER, NEW YORK       14604-2701
  (Address of principal executive offices)         (Zip Code)

Registrant's telephone no., including area code:  (716) 338-6000



Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                 Name of each exchange on
                                             which registered
 Common Stock, $0.40 par value           New York Stock Exchange



Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period

                  [Cover page 1 of 2 pages]
that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90
days.   Yes [ X ]    No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value (based on the consolidated tape closing price on February 24, 1998) of the voting stock held by non-affiliates of the registrant was $2,476,057,910. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and officers. Such interpretation is not intended to be, and should not be construed to be, an admission by Bausch & Lomb Incorporated or such directors or officers that such directors and officers are "affiliates" of Bausch & Lomb Incorporated, as that term is defined under the Securities Act of 1933.

The number of shares of Voting Stock of the registrant, outstanding as of February 24, 1998 was 55,569,003, consisting of 54,892,225 shares of Common Stock and 676,778 shares of Class B stock, which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.


              DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II    The Bausch & Lomb 1997 Annual Report to
                  Shareholders for fiscal year ended December 27, 1997 ("Annual Report"). With the exception of the pages of the Annual Report specifically
                  Incorporated by reference herein, the Annual
                  Report is not deemed to be filed as a part of this Report on Form 10-K.

Part III Bausch & Lomb Incorporated Proxy Statement, dated March 18, 1998 ("Proxy Statement"). With the exception of the pages of the Proxy Statement specifically Incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.

                   [Cover page 2 of 2 pages]

TABLE OF CONTENTS

PART I                                           PAGE

Item 1.  Business                                  2

Item 2.  Properties                                5

Item 3.  Legal Proceedings                         7

Item 4.  Submission of Matters to a Vote of
         Shareholders                              7

PART II

Item 5.  Market for Bausch & Lomb Incorporated's
         Common Stock and Related Shareholder
         Matters                                   8

Item 6.  Selected Financial Data                   8

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                8

Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk                        8

Item 8.  Financial Statements and Supplementary
          Data                                     8

Item 9.  Changes In and Disagreements With
         Accountants on Accounting and Financial
         Disclosure                                8

PART III

Item 10. Directors and Executive Officers of
         Bausch & Lomb Incorporated                9

Item 11. Executive Compensation                   10

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                    10

Item 13. Certain Relationships and Related
         Transactions                             10

PART IV

Item 14. Exhibits, Financial Statement Schedule,
         and Reports on Form 8-K                  11

Signatures                                        12
Schedules                                        S-1
Exhibit Index                                    E-1
Exhibits      (Attached to this Report on Form 10-K)

PART I
ITEM 1. BUSINESS


(a)  GENERAL DEVELOPMENT OF BUSINESS

Bausch & Lomb Incorporated is a world leader in the development, manufacture and marketing of products that go in or on the eye.

Bausch & Lomb was incorporated in the State of New York in 1908 to carry on a business which was established in 1853. Its principal executive offices are located in Rochester, New York. Unless the context indicates otherwise, the terms "Bausch & Lomb" and "company" as used herein refer to Bausch & Lomb Incorporated and its consolidated subsidiaries. Highlights of the general development of the business of Bausch & Lomb during 1997 are discussed below.

The year ending December 27, 1997 set the stage for growth as significant progress was made in transforming the company from a diversified healthcare and optics company to one focused on global eye care. Reported revenues for 1997 were $1,916 million, a decrease of $11 million or less than 1% from 1996. Net earnings for 1997 amounted to $49 million, or $0.89 per diluted share, compared to $83 million or $1.47 per diluted share, reported in 1996. Significant operational matters affecting both periods included restructuring charges, disposition of non-core businesses and litigation charges.

In early 1997, the company's board of directors approved plans to further restructure all business segments as well as certain corporate administrative functions. This restructuring effort is expected to significantly reduce the company's fixed cost structure and realign the organization to meet its strategic objectives. These actions resulted in the recording of pre-tax restructuring charges of $72 million in 1997. The program is expected to generate annual pre-tax savings of approximately $100 million by 1999. Savings will be generated from projects related to the company's manufacturing processes, including plans to phase out sunglass component manufacturing at the company's Frame Center in Rochester, New York. Savings will also come from restructuring administrative functions. The projects are expected to result in improved operating margins, particularly in the eyewear business, and greater flexibility to invest in growth opportunities.

In April 1997, the company acquired the assets and trademarks of the Killer Loop eyewear brands from Benetton Sportsystem of Italy in a transaction valued at approximately $43 million. Prior to the acquisition, the company had an exclusive agreement to market Killer Loop eyewear products.

The company announced in November 1997 that it had entered into an administrative Consent Order with the Securities and Exchange Commission (SEC), bringing to a close the SEC's three-year investigation into certain contact lens and sunglass transactions that were improperly recorded as sales for the 1993 fiscal year. The company did not admit or deny liability and no fines or penalties were imposed.

In a related matter, the company, without admitting any liability, agreed to pay $42 million in cash to settle a three-year-old consolidated shareholder class action suit where it was claimed that the company knowingly misrepresented its 1993 earnings. The company's insurance carrier will pay a substantial portion of the cost of the settlement. The company recorded a pre-tax charge of $21 million in the fourth quarter to cover the cost of the proposed settlement.

In December 1997, the company sold its Thin Film Technology
Division to Applied Image Inc. for $9 million. There was no material gain or loss on the transaction. The division manufactured and applied optical thin film coatings for various eyewear, lighting, optical, commercial and industrial applications.

In late 1997, the company secured a $900 million 364-day revolving credit facility and a $300 million five-year revolving credit facility. These new facilities are being used to support borrowings to fund the acquisitions of Storz and Chiron Vision, which were consummated subsequent to fiscal year end and are described below, as well as to provide funds for operations of the existing businesses. The interest rate applicable to borrowing under the agreements is based on the LIBOR rate, or, at the company's option, the higher of several other common indices. No debt was outstanding under these agreements at December 27, 1997.

On December 29, 1997, the company completed the acquisition of Chiron Vision Corporation (Chiron Vision), the ophthalmic products unit of Chiron Corporation, for $300 million in cash. Chiron Vision researches, develops and manufactures innovative products that improve results in cataract and refractive surgery, and the treatment of progressive eye diseases.

On December 31, 1997, the company also completed the acquisition of Storz Instrument Company (Storz), a subsidiary of American Home Products Corporation, for $380 million in cash. Storz is a leading international manufacturer and distributor of high quality ophthalmic surgical instruments, surgical and diagnostic equipment, intraocular lens implants and ophthalmic pharmaceuticals.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information concerning sales, business segment earnings and identifiable assets attributable to each of Bausch & Lomb's reportable industry segments is set forth on pages 26-30 and 46-47 of the Annual Report and are incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

Industry Segments. Bausch & Lomb's operations are classified into four industry segments: vision care, eyewear, pharmaceuticals and healthcare. Below is a description of each segment and information to the extent that it is material to an understanding of the company's business taken as a whole. Additional information can be found on pages 8-21 of the Annual Report and are incorporated herein by reference.

Vision Care - The vision care segment includes contact lenses and lens care products. Vision care products are marketed to licensed eye care professionals, pharmaceutical retailers and mass merchandisers by the company's own sales force and distributors.

Eyewear - The eyewear segment includes premium-priced sunglasses and vision accessories. Eyewear products are distributed worldwide through the company's direct sales force, as well as through distributors, wholesalers and manufacturer's representatives. These products are marketed through optical stores, sunglass specialty stores, department stores, catalog showrooms, mass merchandisers and sporting goods stores.

Pharmaceuticals - The pharmaceuticals segment manufactures and sells generic and proprietary prescription pharmaceuticals with a strategic emphasis in the ophthalmic field and over-the-counter
(OTC) medications. These products are marketed by the company's sales force and distributed through wholesalers, independent pharmacies, drug stores, food stores, mass merchandisers and hospitals.

Healthcare - Included in this segment are businesses which provide purpose-bred laboratory animals, pathogen-free eggs, biomedical products and services, hearing aids and skin care products. Biomedical products are sold through the company's own sales force to the scientific research community. Hearing aids are distributed primarily through the Miracle-Ear franchise system and company-owned stores. Skin care products are sold through the company's sales force and brokers to drug stores, food stores, mass merchandisers, warehouse clubs and the military class of trade.

Suppliers and Customers. Materials and components in all four of the company's industry segments are purchased from a wide variety of suppliers and the loss of any one supplier would not adversely affect the company's business to a significant extent. No material part of the company's business taken as a whole is dependent upon a single or a few customers. However, in the eyewear segment approximately 13% of segment sales are attributable to Sunglass Hut International and in the vision care segment approximately 10% of segment sales are attributable to Wal-Mart.

Patents, Trademarks and Licenses. While in the aggregate the company's patents are of material importance to its businesses taken as a whole, no single patent or patent license or group of patent licenses relating to any particular product or process is material to any industry segment. The company actively pursues technology development and acquisition as a means to enhance its competitive position in its business segments.

In the vision care segment, Bausch & Lomb has developed significant consumer and eye care professional recognition of products sold under the Bausch & Lomb, ReNu, ReNu MultiPlus, Sensitive Eyes, SeeQuence, Medalist, Boston, Optima FW and SofLens66 trademarks. Ray-Ban, Revo, Wayfarer, Arnette and Killer Loop are trademarks receiving substantial consumer recognition in the eyewear segment. Bausch & Lomb and Dr. Mann Pharma are trademarks receiving substantial consumer recognition in the pharmaceuticals segment. In the healthcare segment, Miracle-Ear, Mirage, Curel, Soft Sense and Charles River are trademarks receiving significant consumer and industry professional recognition.

Seasonality and Working Capital. Some seasonality exists for sunglasses in the eyewear segment. The accumulation of inventories of such products in advance of expected shipments reflects the seasonal nature of the products. In general, the working capital practices followed in each of the company's industry segments are typical of those businesses.

Competition. Each industry is highly competitive in both U.S. and non-U.S. markets. In all of its segments, Bausch & Lomb competes on the basis of product performance, quality, technology, price, service, warranty and reliability. In the eyewear segment, the company also competes on the basis of style.

Research and Development. Research and development constitutes an important part of Bausch & Lomb's activities. In 1997, the company's research and development expenditures totaled $67 million, as compared to $75 million in 1996 and $66 million in 1995.

Environment. Although Bausch & Lomb is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 1997 and are not anticipated to be material for 1998 or 1999.

Year 2000 Software Compliance. Information regarding the identification and resolution of year 2000 data and processing issues is set forth on page 36 of the Annual Report and such information is incorporated herein by reference.

Number of Employees. Bausch & Lomb employed approximately 13,000 persons as of December 27, 1997.

(d)	FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
AND EXPORT SALES

Information as to sales, operating earnings and identifiable assets attributable to each of Bausch & Lomb's geographic regions, and the amount of export sales in the aggregate, is set forth on pages 31-32 and 46 of the Annual Report and is incorporated herein by reference.

ITEM 2.  PROPERTIES

The principal manufacturing, distribution and production facilities and other important physical properties of Bausch & Lomb at March 1, 1998 are listed below and are grouped under the principal industry segment to which they relate. Certain properties relate to more than one industry segment. Except where otherwise indicated by footnote, all properties shown are held in fee and are not subject to major encumbrances.

Eyewear
Manufacturing Plants              Distribution Centers

Beijing, China (2)                San Clemente, CA (2)
Bhiwadi, India                    Sunnyvale, CA (2)
Waterford, Ireland (2)            San Antonio, TX
Rochester, NY (Frame Center)      Richmond Hill, Ontario,
San Antonio, TX                    Canada (2)
New Territories, Hong Kong (2)    Hoofdorp, Netherlands (2)
Nuevo Laredo, Mexico (2)          North Ryde, Australia (2)
Guangzhou, China (2)


Healthcare
Production Facilities

Hollister, CA (2)                 Houston, TX
Lebanon, CT                       Brussels, Belgium
Preston, CT                       St. Constant, Canada
Storrs, CT                        Margate, England
Voluntown, CT                     West Sussex, England
Summerland Key, FL                Lyon, France (2)
Colbert, GA (2)                   St. Aubin-les-Elbeuf, France
Eureka, IL                        St. Germain, France (2)
Roanoke, IL                       Extertal, Germany
Windham, ME                       Kisslegg, Germany
Southbridge, MA (2)               Sulzfeld, Germany
West Brookfield, MA (2)           Calco, Italy
Wilmington, MA                    Atsugi, Japan
Portage, MI                       Hino, Japan
O'Fallon, MO                      Tskuba, Japan (2)
Raleigh, NC                       Tuhuacan, Mexico (2)
Pittsfield, NH                    Someren, Netherlands
Newfield (Lakeview), NJ           Barcelona, Spain (2)
Stone Ridge (Kingston), NY        Uppsala, Sweden (2)
Charleston, SC (2)                Budapest, Hungary (2)
                                  Prague, Czech Republic (2)

Manufacturing Plants              Distribution Centers

Golden Valley, MN (1)             Wilmington, MA (2)
Kitchener, Ontario, Canada (2)    Golden Valley, MN (1)
                                  Preston, CT (2)

Pharmaceuticals/Surgical
Manufacturing Plants              Distribution Centers

Tampa, FL                         Tampa, FL
Berlin, Germany                   Bracknell, United Kingdom (2)
Claremont, CA (2)                 Heidelberg, Germany (2)
Irvine, CA
Clearwater, FL
St. Louis, MO
Artarmon, Australia (2)
Lyon, France (2)


Vision Care
Manufacturing Plants              Distribution Centers

Sarasota, FL (1)                  Rochester, NY (Optics Center)
Wilmington, MA (2)                 (1)(2)
Rochester, NY (Optics Center)     Greenville, SC (2)
 (1)(2)                           Lynchburg, VA (2)
Greenville, SC                    Richmond Hill, Ontario,
Porto Alegre, Brazil               Canada (2)
Beijing, China (2)                Guangzhou, China (2)
Bhiwadi, India                    Hoofdorp, Netherlands (2)
Waterford, Ireland (2)            Livingston, Scotland (2)
Milan, Italy
Umsong-Gun (Seoul), Korea
Livingston, Scotland (2)
Barcelona, Spain
Hastings, United Kingdom
Madrid, Spain (2)
North Ryde, Australia (2)


Corporate Facilities

Rochester, NY
  One Bausch & Lomb Place (2)
  Optics Center (1) (2)
  1295 Scottsville Road (2)


(1) This facility is financed under a tax-exempt financing agreement
(2) This facility is leased

Bausch & Lomb considers that its facilities are suitable and adequate for the operations involved. All facilities are being productively utilized.

ITEM 3.  LEGAL PROCEEDINGS

1. Since June of 1994, the company has defended several shareholder actions against the company, its former Chief Executive Officer and Chairman, Daniel E. Gill, and four other officers, alleging that the defendants made false and misleading
statements about expected financial results.   These actions have
been consolidated in the United States District Court for the Western District of New York. On November 17, 1997, the company announced that it had entered into a memorandum of understanding with counsel representing the plaintiffs, agreeing to pay $42 million in full settlement of all claims. In entering into this proposed settlement, the company and the individual defendants have continued to deny all liability, but have settled in order to avoid the expense and burden of further litigation. The claimants include purchasers of the company's common stock from December 13, 1993 through January 25, 1995. The proposed settlement is subject to making appropriate notice to potential class members and a review by the Court of the fairness and adequacy of the terms of the settlement. The company's insurance carriers have agreed to contribute substantially toward this settlement and the company has recorded a one-time charge against 1997 fourth-quarter earnings of $21 million or $13 million after taxes.

2. Since December 1994, the company has been the subject of an investigation by the Securities and Exchange Commission (SEC) principally focused on the accounting treatment of (i) a 1993 contact lens sales program and (ii) Asian sunglass sales from late 1992 through early 1994. This investigation was concluded when the company, without admitting or denying liability, entered into a Consent Order with the SEC, which was announced on November 17, 1997. The Order imposed no financial penalties on the company.

3. The company has stipulated to certification by a New York State Supreme Court of a nationwide class of purchasers of Sensitive Eyes Rewetting Drops, Boston Rewetting Drops, ReNu Rewetting Drops and Bausch & Lomb Eye Wash between May 1, 1989 and June 30, 1995. This action arose out of matters commenced in 1994 and 1995 alleging that the company misled consumers in its marketing and sale of those products. Management vigorously defends the company's practices.

4. In several actions, the company is defending its long-standing policy of selling contact lenses only to licensed professionals against claims that it was adopted in conspiracy with others to eliminate alternate channels of trade from the disposable contact lens market. These matters include (i) a consolidated action in the United States District Court for the Middle District of Florida filed in June 1994 by the Florida Attorney General, and now includes claims by the attorneys general of 21 other states, and (ii) individual actions pending in California and Tennessee state courts. The company defends its policy as a lawfully adopted means of ensuring effective distribution of its products and safeguarding consumers' health.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Inapplicable.

PART II


ITEM 5.  MARKET FOR BAUSCH & LOMB INCORPORATED'S COMMON
         STOCK AND RELATED SHAREHOLDER MATTERS

The sections entitled "Dividends" and "Quarterly Stock Prices" and table entitled "Selected Financial Data" on pages 34, 37 and 63, respectively, of the Annual Report are incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The table entitled "Selected Financial Data" on page 63 of the Annual Report is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The section entitled "Financial Review" on pages 26-36 of the Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

The section entitled "Derivative Financial Instruments" on pages
42 and 58-59 of the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto, together with the sections entitled "Report of Independent Accountants" and "Quarterly Results" on pages 38-61, 62 and 37 of the Annual Report, respectively, are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
BAUSCH & LOMB INCORPORATED

Information with respect to non-officer directors is included in the Proxy Statement on pages 3-7 and such information is incorporated herein by reference. Set forth below are the names, ages (as of March 1, 1998), positions and offices held by, and a brief account of the business experience during the past five years of, each executive officer.

Name and Age                Position
William H. Waltrip (60)     Chairman since January 1997; Chairman
                            and Chief Executive Officer (1996);
                            Chairman of Technology Solutions
                            Company since 1993; Chief Executive
                            Officer, Technology Solutions Company
                            (1993-1995); Chairman and Chief
                            Executive Officer of Biggers
                            Brothers, Inc. (1991-1993).

William M. Carpenter (45)   Chief Executive Officer since January
                            1997; President and Chief Operating
                            Officer (1995-1996); Executive Vice
                            President, Global Business Manager,
                            Eyewear (1995-1996); President and
                            Chief Executive Officer, Reckitt &
                            Colman, Inc. (1994-1995); President
                            and Chief Operating Officer, Reckitt
                            and Colman, Inc. (1992-1994).

Dwain L. Hahs (45)          Executive Vice President and
                            President - Eyewear since April 1997;
                            Senior Vice President, International
                            Operations (1996-1997); Vice
                            President and President Europe,
                            Middle East and Africa Division
                            (1994-1996); Vice President Field
                            Operations Europe, Middle East and
                            Africa Division (1992-1994).

Carl E. Sassano (48)        Executive Vice President and
                            President - Vision Care since January
                            1997; Senior Vice President and
                            Global Business Manager, Vision Care
                            (1996); Global Business Manager,
                            Contact Lens Products (1994-1996);
                            Senior Vice President and President,
                            Contact Lens Division (1994-1996);
                            Senior Vice President and President,
                            Polymer Technology Corporation, a
                            subsidiary of the company (1992-
                            1994).

Daryl M. Dickson (46)       Senior Vice President, Human
                            Resources since November 1996; Vice
                            President Human Resources (Foods
                            group), Quaker Oats Company (1993-
                            1996); Sector Director Organization,
                            Staffing and Development,
                            AlliedSignal Aerospace, AlliedSignal
                            Inc. (1991-1993).

James C. Foster (47)        Senior Vice President since 1994
                            and President and Chief Executive
                            Officer of Charles River
                            Laboratories, Inc., a subsidiary of
                            the company, since 1991; Vice
                            President (1991-1994).

Stephen C. McCluski (45)    Senior Vice President and Chief
                            Financial Officer since 1995; Vice
                            President and Controller (1994);
                            President, Outlook Eyewear Company
                            (1992-1994).

Thomas M. Riedhammer (49)   Senior Vice President and President,
                            Worldwide Pharmaceuticals since
                            February 1998; Senior Vice President
                            and President, Worldwide
                            Pharmaceutical, Surgical, and Hearing
                            Care Products (1994-1998); Vice

                            President (1993-1994); President,
                            Worldwide Pharmaceuticals (1994);
                            President, Pharmaceutical Division
                            (1992-1993).

Robert B. Stiles (48)       Senior Vice President and General
                            Counsel since June 1997; Staff Vice
                            President and Assistant General
                            Counsel (1994-1997); Assistant
                            General Counsel (1991-1994).

Jurij Z. Kushner (47)       Vice President, Controller since
                            1995; Vice President, Operations,
                            Personal Products Division (1994-
                            1995); Vice President and Controller,
                            Personal Products Division (1992-
                            1994).


All officers serve on a year-to-year basis through the day of the annual meeting of shareholders of the company, and there is no arrangement or understanding among any of the officers of the company and any other persons pursuant to which such officer was selected as an officer.


ITEM 11.  EXECUTIVE COMPENSATION

The portions of the "Executive Compensation" section entitled "Report of the Committee on Management", "Compensation Tables" and "Defined Benefit Retirement Plans", the second and third paragraphs of the section entitled "Board of Directors", the graph entitled "Comparison of Five Year Cumulative Total Shareholder Return" and the second paragraph of the section entitled "Related Transactions, Employment Contracts and Termination of Employment and Change in Control Arrangements" included in the Proxy Statement on pages 10-13, 14-16, 17-18, 1-2, 16, and 18, respectively, are incorporated herein by reference.


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

(a)  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS.

     1.  Data incorporated by reference in           Page in
         Item 8 from the Annual Report             Annual Report

         Report of Independent Accountants              62

        Balance Sheet at December 27, 1997 and
        December 28, 1996                               39

        For the years ended December 27, 1997,
        December 28, 1996 and  December 30, 1995:

          Statement of Earnings                         38

          Statement of Cash Flows                       40

          Notes to Financial Statements              41-61


     2.  Filed herewith

         Report of Independent Accountants
         on Financial Statement Schedules       Exhibit 24

         For the years ended December 27, 1997,
         December 28, 1996 and December 30, 1995:

         SCHEDULE II- Valuation and Qualifying
         Accounts                                 Page S-1

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

                                 BAUSCH & LOMB INCORPORATED
Date:  March 23, 1998            By:/s/William M. Carpenter
                                 William M. Carpenter
                                 President and Chief Executive
                                 Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 Principal Executive Officer
Date:  March 23, 1998            By:/s/William M. Carpenter
                                 William M. Carpenter
                                 President and Chief Executive
                                 Officer


                                 Principal Financial Officer
Date:  March 23, 1998            By:/s/ Stephen C. McCluski
                                 Stephen C. McCluski
                                 Senior Vice President and Chief
                                 Financial Officer


                                 Controller
Date:  March 23, 1998            By:/s/ Jurij Z. Kushner
                                 Jurij Z. Kushner
                                 Vice President and Controller


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

Date:  March 23, 1998            By:/s/Robert B. Stiles
                                 Robert B. Stiles
                                 Attorney-in-Fact

Bausch & Lomb Incorporated

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Reserves for Doubtful
Accounts (Dollar        December 27,  December 28,  December 30,
amounts in thousands)          1997          1996          1995

Balance at beginning
of year                 $  13,278     $  11,232     $  16,830

Activity for the year:
  Provision charged to
  income                    4,310         8,556         8,253

  Reductions/(additions)
  resulting from divestiture/
  (acquisition) activity       68          (399)         (821)

  Accounts written off     (5,179)       (6,899)      (10,194)

  Recoveries on accounts
  previously written off    1,538           788           634

  Reclassifications<F1>        --            --        (3,470)
                          ------------------------------------

Balance at end of year    $  14,015   $  13,278     $  11,232
                          ------------------------------------
                          ------------------------------------

[FN]
<F1> Represents reserves related to trade receivables which have been reclassified to Notes Receivable.

EXHIBIT INDEX

S-K Item                           Document
601 No

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

(4)-a        See Exhibit (3)-a.

(4)-b        See Exhibit (3)-b.

(4)-c        See Exhibit (3)-c.

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

(10)-b Change of Control Employment Agreement with certain executive officers of the company (filed as Exhibit (10)-b to the company's Annual Report on Form 10-K for the fiscal year ended
December 28, 1996, No. 1-4105, and incorporated herein by reference).

(10)-c       Amended and restated Supplemental Retirement Income
Plan II (filed as Exhibit (10)-f to the company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File
No. 1-4105, and incorporated herein by reference).

(10)-d       Supplemental Retirement Income Plan III (filed as
Exhibit (10)-g to the company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992, File No. 1-4105, and incorporated herein by reference).

(10)-e       The 1982 Stock Incentive Plan (filed as Exhibit III-
F to the company's Annual Report on Form 10-K for the fiscal year ended December 26, 1982, File No. 1-4105, and incorporated herein by reference).

(10)-f       Amendment to the 1982 Stock Incentive Plan (filed as
Exhibit (10)-i to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4105, and
Incorporated herein by reference).

(10)-g       Amendment to the 1982 Stock Incentive Plan (filed as
Exhibit (10)-k to the company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4105, and
Incorporated herein by reference).

(10)-h The 1987 Stock Incentive Plan (filed as Exhibit I.B to the company's Registration Statement on Form S-8, File No. 33-
15439, and incorporated herein by reference).

(10)-i       Amendment to the 1987 Stock Incentive Plan (filed as
Exhibit (10)-n to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4105, and
Incorporated herein by reference).

(10)-j       Amendment to the 1987 Stock Incentive Plan (filed as
Exhibit (10)-n to the company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4105, and
Incorporated herein by reference).

(10)-k       Amended and restated 1990 Stock Incentive Plan
(filed as Exhibit (10)-y to the company's Annual Report on form
10-K for the fiscal year ended December 28, 1996, File No. 1-
4105, and Incorporated herein by reference).

(10)-l       Amended and restated Director Deferred Compensation
Plan (filed as Exhibit (10)-bb to the company's Annual Report on
Form 10-K for the fiscal year ended December 28, 1996, File No.
1-4105, and incorporated herein by reference).

(10)-m       Amended and restated Executive Deferred Compensation
Plan (filed as Exhibit (10)-cc to the company's Annual Report on
Form 10-K for the fiscal year ended December 28, 1996, File No.
1-4105, and incorporated herein by reference).

(10)-n Amended and restated Executive Benefit Plan (filed as Exhibit (10)-t to the company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4105, and
Incorporated herein by reference).

(10)-o Executive Security Program (filed as Exhibit (10)-s to the company's Annual Report on Form 10-K for the fiscal year ended December 30, 1989, File No. 1-4105, and incorporated herein by reference).

(10)-p       Retirement Benefit Restoration Plan (filed as
Exhibit (10)-t to the company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105, and incorporated herein by reference).

(10)-q       Annual Retainer Stock Plan for Non-Employee
Directors (filed as Exhibit (10)-dd to the company's Annual
Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-4105, and incorporated herein by reference).

(10)-r Stock Purchase Agreement by and between Bausch & Lomb Incorporated and Chiron Corporation (filed as Exhibit 2(a) to the company's Current Report on Form 8-K dated January 13, 1998, File No. 1-4105, and incorporated herein by reference).

(10)-s Purchase Agreement by and among American Cyanamid Company, American Home Products Corporation and Bausch & Lomb Incorporated (filed as Exhibit 2(b) to the company's Current Report on Form 8-K dated January 13, 1998, File No. 1-4105, and incorporated herein by reference).

(10)-t       Amended and restated Charles River Laboratories,
Inc. Executive Life Insurance/Supplemental Retirement Income Plan
(filed herewith).

(10)-u       Agreement with William H. Waltrip (filed herewith).

(10)-v       Corporate Officer Separation Plan (filed herewith).

(10)-w EVA Management Incentive Compensation Plan (filed herewith).

(11)         Statement Regarding Computation of Per Share
Earnings (filed herewith).

(12) Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith).

(13) The Bausch & Lomb 1997 Annual Report to Shareholders for the fiscal year ended December 27, 1997 (filed herewith). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as a part of this Report on Form 10-K.

(21)         Subsidiaries (filed herewith).

(23)         Report of Independent Accountants on Financial
Statement Schedules and Consent of Independent Accountants (filed herewith).

(24) Power of attorney with respect to the signatures of directors in this Report on Form 10-K (filed herewith).

(27)         Financial Data Schedule (filed herewith).