Form 10-Q
period 1998-03-28
BAUSCH & LOMB INC
filed 1998-05-06
CIK 10427

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549


                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the Quarter Ended                                Commission File
March 28, 1998                                       Number:  1-4105


                   BAUSCH & LOMB INCORPORATED

     (Exact name of registrant as specified in its charter)


          New York                                  16-0345235
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                   Identification No.)


        One Bausch & Lomb Place, Rochester NY  14604-2701
            (Address of principal executive offices)
                           (Zip Code)


Registrant's telephone number, including area code:  (716) 338-6000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes         x.          No          .

The number of shares of Common stock of the registrant, outstanding as of March 28, 1998 was 55,609,767, consisting of 54,945,206 shares of Common stock and 664,561 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.



                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The accompanying unaudited interim consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries have been prepared by the company in accordance with the accounting policies stated in the company's 1997 Annual Report on Form 10-K and should be read in conjunction with the Notes To Financial Statements appearing therein, and are based in part on approximations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles have been included in these financial statements.


            BAUSCH & LOMB INCORPORATED AND CONSOLIDATED
SUBSIDIARIES
                              STATEMENT OF EARNINGS

                                                                 First Quarter Ended
Dollar Amounts In Millions -                                   March 28,       March 29,
Except Per Share Data                                            1998            1997

Net Sales                                                      $553.1          $451.2

Costs And Expenses
  Cost of products sold                                         276.1           227.2
  Selling, administrative and general                           228.3           181.0
  Research and development                                       20.6            15.6
  Purchased in-process research and development                  85.0            -
  Restructuring charges                                           3.7            12.8
                                                                613.7           436.6
Operating (Loss) Earnings                                       (60.6)           14.6

Other (Income) Expense
  Investment income                                             (10.1)          (10.0)
  Interest expense                                               25.4            13.6
  Gain from foreign currency, net                                (1.7)           (1.2)
                                                                 13.6             2.4

(Loss) Earnings Before Income Taxes And Minority Interest       (74.2)           12.2

  Provision for income taxes                                    (30.0)            4.3

(Loss) Earnings Before Minority Interest                        (44.2)            7.9

  Minority interest in subsidiaries                               5.2             4.6

Net (Loss) Earnings                                            $(49.4)         $  3.3

Retained Earnings At Beginning Of Period                        916.5           924.7

Cash Dividends Declared:
  Common stock, $0.26 per share
  In 1998 and 1997                                               14.4            14.4

Retained Earnings At End Of Period                             $852.7          $913.6

Basic Earnings Per Share                                       $(0.89)         $ 0.06

Diluted Earnings Per Share                                     $(0.89)         $ 0.06

Average Shares Outstanding - Basic (000s)                      55,333          55,439

Average Shares Outstanding - Diluted (000s)                    55,709          55,594

See Notes to Financial Statements

            BAUSCH & LOMB INCORPORATED AND CONSOLIDATED
SUBSIDIARIES
                                  BALANCE SHEET
                                                               March 28,  December 27,
Dollar Amounts In Millions                                       1998          1997
ASSETS
Current Assets
 Cash, cash equivalents and short-term investments             $  152.2     $  183.7
 Trade receivables, less allowances
   of $25.7 and $14.0, respectively                               460.2        374.8
 Inventories, net                                                 422.3        324.3
 Deferred taxes, net                                               95.7         66.0
 Other current assets                                             175.6        141.4
                                                                1,306.0      1,090.2
Property, Plant And Equipment, net                                654.5        580.2
Goodwill And Other Intangibles,
 less accumulated amortization
 of $111.8 and $116.6, respectively                               847.4        406.9
Other Investments                                                 543.3        546.4
Other Assets                                                      161.0        149.2
 Total Assets                                                  $3,512.2     $2,772.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable                                               $  849.9     $  339.4
   Current portion of long-term debt                                5.1          4.4
   Accounts payable                                                87.8         72.0
   Accrued compensation                                            85.9         73.6
   Accrued liabilities                                            358.2        365.9
   Federal, state and foreign income taxes payable                 10.6         32.0
                                                                1,397.5        887.3

Long-Term Debt, less current portion                              813.1        510.8
Other Long-Term Liabilities                                       110.3        119.4
Minority Interest                                                 443.3        437.0
 Total Liabilities                                              2,764.2      1,954.5

Shareholders' Equity
 4% Cumulative Preferred stock,
   par value $100 per share                                           -            -
 Class A Preferred stock,
   par value $1 per share                                             -            -
 Common stock, par value $0.40
   per share, 60,198,322 shares issued                             24.1         24.1
 Class B stock, par value $0.08 per share,
   994,987 and 856,905 shares
   issued, respectively                                             0.1          0.1
 Capital in excess of par value                                    79.8         76.8
 Retained earnings                                                852.7        916.5
 Common and Class B stock
   in treasury, at cost, 5,583,542 and
   5,846,286 shares, respectively                                (212.1)      (223.1)
 Accumulated other comprehensive income                            15.7         29.1
 Other shareholders' equity                                       (12.3)        (5.1)
 Total Shareholders' Equity                                       748.0        818.4
 Total Liabilities And Shareholders' Equity                    $3,512.2     $2,772.9

See Notes To Financial Statements

    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                                                   Three Months Ended
                                                                March 28,      March 29,
Dollar Amounts In Millions                                        1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) earnings                                            $(49.4)        $  3.3
 Adjustments to reconcile net (loss) earnings to net cash
     used in operating activities:
   Depreciation                                                   27.8           22.2
   Amortization                                                   11.2            4.8
   Change in deferred income taxes                                 2.8           (1.6)
   Restructuring charges, net of taxes                             2.4            7.7
   Purchased in-process research and development, net of taxes    51.0              -
   Loss on retirement of fixed assets                              3.0            3.0
 Changes in assets and liabilities:
   Trade receivables                                             (16.9)         (30.8)
   Inventories                                                    (4.2)           9.4
   Other current assets                                          (16.0)         (36.3)
   Accounts payable and accruals                                (106.0)          (7.7)
   Income taxes                                                  (17.7)           4.1
   Other long-term liabilities                                    (6.0)         (11.2)
     Net cash used in operating activities                      (118.0)         (33.1)

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                            (42.9)         (26.1)
 Net cash paid for acquisition of businesses                    (681.2)             -
 Other                                                             7.8          (10.9)
     Net cash used in investing activities                      (716.3)         (37.0)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common and Class B shares                            -           (0.1)
 Exercise of stock options                                         8.5            3.7
 Net proceeds from notes payable                                 511.4           68.5
 Proceeds from issuance of long-term debt                        304.2            2.5
 Repayment of long-term debt                                      (4.6)          (0.6)
 Payment of dividends                                            (14.4)         (14.2)
     Net cash provided by financing activities                   805.1           59.8
Effect of exchange rate changes on cash,
 cash equivalents and short-term investments                      (2.3)          (5.6)

Net decrease in cash, cash equivalents and
 short term investments                                          (31.5)         (15.9)
Cash, cash equivalents and short-term investments,
 beginning of period                                             183.7          167.8

Cash, cash equivalents and short-term investments,
 end of period                                                  $152.2         $151.9

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                                     $ 26.5         $ 17.6
   Income taxes                                                 $  7.2         $  7.5


See Notes To Financial Statements


BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

NOTE A: Acquisitions and Divestitures

        1) As described in the 1997 Annual Report on Form 10-K, on
           December 29, 1997, the company acquired Chiron Vision Corporation (Chiron Vision) from Chiron Corporation for $300 in cash, and on December 31, 1997, it acquired Storz Instrument Company (Storz) from American Home Products for $380 in cash. The acquisitions were accounted for as purchases, whereby the purchase price, including acquisition costs, were allocated to identified assets, including tangible and intangible assets, purchased research and development and liabilities based upon their respective fair values. The excess of the purchase price over the value of identified assets and liabilities, in the amount of $184, was recorded as goodwill and is being amortized over lives of twenty to forty years.

           The following selected, unaudited pro forma data is presented to provide a summary of the combined results of Bausch & Lomb, Chiron Vision and Storz as if the acquisitions had occurred as of the beginning of 1997. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations had the companies operated as one for the quarter ending March 29, 1997. No effect has been given for synergies, if any, that may be realized through the acquisition.

                                         For the Quarter
                                         Ended March 29,
                                         1997 (unaudited)

             Net sales                         $548.0

             Operating earnings                $ 15.4

             Net loss                          $ (4.2)

             Earnings per share - basic        $(0.08)

             Earnings per share - diluted      $(0.08)


        2) The company has signed a definitive agreement to sell its skin care business to The Andrew Jergens Company for $135 in cash plus the assumption of certain liabilities. The sale is expected to close during May 1998.


NOTE B: Inventories

        Inventories consisted of the following:

                                             March 28,     December 27,
                                               1998            1997

        Raw materials and supplies           $120.0        $ 96.3
        Work in process                        39.5          23.4
        Finished products                     276.2         218.1
                                              435.7         337.8

        Less:  Allowance for valuation of
             Certain U.S. inventories
             at last in, first out cost        13.4          13.5
                                             $422.3        $324.3


NOTE C: Property, Plant And Equipment

        Major classes of property, plant and equipment consisted of the following:

                                             March 28,     December 27,
                                               1998            1997
        Land                                 $   26.7       $   21.0
        Buildings                               405.1          392.2
        Leasehold improvements                   39.9           34.9
        Machinery and equipment                 837.3          727.0
                                              1,309.0        1,175.1

        Less:  Accumulated depreciation         654.5          594.9
                                             $  654.5       $  580.2


NOTE D: Adoption of SFAS No. 130

        In the first quarter of 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Under SFAS 130, the term "comprehensive income" is used to describe the total of net earnings plus other comprehensive income which for the company includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale.

        The adoption of SFAS 130 did not impact the calculation of net earnings or earnings per share nor did it impact reported assets, liabilities or total shareholders' equity. It did impact the presentation of the components of shareholders' equity within the balance sheet and will result in the presentation of the components of comprehensive income within an annual financial statement, which must be displayed with the same prominence as other financial statements.

        The components of the company's total comprehensive income were:

                                    Three Months Ended
                                  March 28,     March 29,
                                     1998          1997
        Net (loss) earnings         $(49.4)       $  3.3
        Foreign currency
         translation
         adjustments, net of
         taxes                       (13.4)        (34.0)
        Unrealized holding gain,
         net of taxes                    -          11.8
          Total Comprehensive
           Income                   $(62.8)       $(18.9)




Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the company's results of operations, liquidity and an updated 1998 outlook. References within this financial review to earnings per share refer to diluted earnings per share.

RESULTS OF OPERATIONS

Comparability of Business Segment Information

Comparison of the company's 1998 and 1997 first quarter operating results requires the consideration of certain significant events.
     As announced in April 1997, the company's board of directors approved plans to restructure portions of each of the company's four business segments, as well as certain corporate administrative functions. The restructuring efforts have been ongoing and resulted in pre-tax restructuring charges of $4 and $13 for the quarters ended March 28, 1998 and March 29, 1997, respectively. The after-tax impact of these charges was $2 or $0.04 per share for the quarter ended March 28, 1998 and $8 or $0.14 per share for the quarter ended March 29, 1997.
     During the fourth quarter of 1997, the company divested its thin film business, which was reported in the eyewear segment. This business contributed sales and operating earnings of $4 and negative $1, respectively, in the first quarter of 1997.
     As described in Note A, the company acquired Chiron Vision and Storz during the first quarter of 1998. The purchase price was allocated to net assets acquired and to purchased in-process research and development (R&D). Purchased in-process R&D includes the value of products in the development stage not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed, and, accordingly, a pre-tax charge of $85 was recorded during the first quarter of 1998. The after-tax impact was $51 or $0.92 per share.

NET SALES BY BUSINESS SEGMENT

The company's operating results are reported in four business segments: vision care, eyewear, pharmaceuticals/surgical and healthcare. The vision care segment includes contact lenses and lens care products. The eyewear segment includes sunglasses, vision accessories and the divested thin film coating business. The pharmaceuticals/surgical segment includes prescription ophthalmics, over-the-counter (OTC) medications, and cataract, refractive and other ophthalmic surgery products. The healthcare segment includes biomedical products and services, skin care products and hearing aids.
     The following is a summary of sales by business segment:

     Net Sales By Business Segment

                                         First Quarter
                                     1998              1997
     Vision Care                   $216.0            $201.4
     Eyewear - ongoing              112.3             117.2
     Pharmaceuticals/Surgical       138.8              49.0
     Healthcare                      86.0              79.4
      Continuing Net Sales          553.1             447.0
      Eyewear - divested                -               4.2
      Net Sales                    $553.1            $451.2



     Total net sales for the quarter ended March 28, 1998 were $553, an increase of $102 or 23% from the 1997 first quarter. The results include $91 in 1998 first quarter revenues generated by the acquired pharmaceutical and surgical product lines. When results for the divested thin film business are excluded from 1997 results, revenues increased $106 or 24%. On a constant dollar basis (that is, excluding the effect of foreign currency exchange rate changes), continuing business revenues increased 27% compared to the prior year period. Revenue increases in the vision care and healthcare segments as well as incremental sales from the acquired surgical businesses were partially offset by declines in the eyewear segment.

Vision Care Segment Revenues

The vision care segment includes results of the contact lens and lens care businesses, with lenses comprising 47% and lens care representing 53% of 1998 first quarter revenues compared to 45% and 55%, respectively, for the same 1997 period. Revenues increased to $216 or 7% from the 1997 first quarter, resulting from a 10% improvement in contact lens sales combined with a 5% increase in lens care. Vision care segment revenues increased 11% over the prior year on a constant dollar basis.
     Double-digit increases in contact lens revenues were driven by worldwide gains for planned replacement and disposable lenses (collectively PRP) and for the SofLens one day disposable lenses in Europe, as the anticipated shift away from traditional lens sales continued. PRP revenues also experienced growth in other regions, led by Medalist lenses in the Asia-Pacific region as well as incremental sales from the recently launched SofLens66 in Latin American markets. On a constant dollar basis, first quarter contact lens sales were up 14% versus 1997.
    Strong gains in the U.S. in the company's Boston line of lens care products for rigid gas permeable (RGP) lenses as well as continued growth in the U.S. and Europe for sales of ReNu products for soft contact lenses contributed to the year-over-year lens care results. Market share continues to grow for ReNu products in the U.S. led by strong demand for ReNu MultiPlus. On a constant dollar basis, first quarter lens care product sales were up 7% versus 1997.

Eyewear Segment Revenues

The following analysis excludes results from the divested thin film business. Eyewear segment results are primarily driven by sales of sunglass products, which account for approximately 98% of this segment's portfolio. For the first quarter of 1998, eyewear segment revenues decreased 4% from the comparable 1997 period. In line with the company's goal to bring its new sunglass styles to market faster, the 1998 line was launched in the fourth quarter of 1997, one quarter sooner than in prior years. The earlier launch contributed to the unfavorable sales comparison, since the first quarter of 1997 benefited from the later comparative launch. On a constant dollar basis, segment revenues decreased 2%.
     U.S. sunglass revenues decreased 15%, reflecting the earlier product launch, as well as lower inventory requirements at Sunglass Hut International, the segment's largest customer. Non-U.S. sunglass revenues increased 3% (7% on a constant dollar basis), led by gains in the company's Ray-Ban product line in Europe and Japan.

Pharmaceuticals/Surgical Segment Revenues

First quarter revenues for the pharmaceutical/surgical segment were $139, an increase of $90 versus the same period in the prior year, reflecting the acquisitions of Chiron Vision and Storz. Excluding the incremental sales associated with these businesses, pharmaceutical revenues for 1998 were 3% below prior year levels but were favorable by 1% on a constant dollar basis.
     In the U.S., pharmaceutical revenues increased 29% due to the products acquired from Storz, such as Ocuvite nutritional supplements, as well as a 3% increase in revenues from existing pharmaceutical lines. Contributing to this increase was the U.S. general eye care business, which showed a strong double-digit increase in revenue from 1997, benefiting from the continued strength of Opcon-A and Moisture Eyes PM, as well as incremental sales of Bausch & Lomb Computer Eye Drops. Increased sales of Trimethoprim, the generic ophthalmic equivalent of Polytrim, and higher year-over-year sales of Crolom, also contributed to the improvement. Pricing pressure on other generic products in the company's portfolio partially offset these sales increases.
     Non-U.S. pharmaceutical revenues were down 9% from the prior year and were flat when adjusted for currency changes reflecting results for the company's Dr. Mann Pharma subsidiary in Germany. Double-digit constant dollar sales growth in prescription ophthalmics was offset by declines in the over-the-counter business, which has stabilized but still reflected ramifications of pharmacy inventory reductions in Germany due to poor economic conditions.

Healthcare Segment Revenues

Healthcare segment revenues for the first quarter of 1998 were $86, an increase of $7 or 8% (11% on a constant dollar basis) over the comparable period in 1997. Sales of biomedical products rose 5%, driven primarily by strong increases in the biotechnology and services business. Hearing aid revenue advanced 23% as the number of company-owned retail outlets continued to increase. The skin care business had 6% revenue growth over the first quarter of 1997.

Net Sales By Geographic Region

The following analysis excludes 1997 revenues from the divested thin film business which historically were included in the eyewear segment.
      Sales in markets outside the U.S. totaled $271 in the first quarter of 1998, an increase of $48 or 22% compared with the 1997 period, and represented 49% of consolidated revenues compared to 50% in 1997. On a constant dollar basis this increase was 29%. Sales from the acquired surgical businesses totaled $40 and represented 18% of the year-over-year increase. Sales in the European region advanced 23% versus 1997, or 29% in constant dollars, due in large part to incremental surgical sales and solid growth of vision care and eyewear products. Sales in the Asia-Pacific region advanced 16% or 27% in constant dollars, due in large part to incremental surgical sales and to the strong growth of PRP lenses and modest growth of sunglasses. Revenues in Canada and Latin America increased 32% over the prior year due mainly to the performance of contact lenses as well as to incremental surgical sales.
     U.S. sales totaled $282 in the first quarter, an increase of $58 or 26% from 1997, with incremental surgical sales totaling $51. Strong growth in vision care products along with significant gains in OTC pharmaceuticals and hearing aids was partially offset by declines in sunglass sales.

Costs And Expenses

The following analysis excludes results from the divested thin film business.
     The ratio of cost of products sold to sales was 49.9% during the first quarter for both 1998 and 1997. The 1998 ratio reflected the $16 impact of higher reported cost of products sold resulting from purchase accounting inventory adjustments related to the surgical acquisitions. The 1997 ratio reflected a provision for the projected cost of exiting certain Ray-Ban product lines. Excluding these amounts in each year, the ratio of cost of products sold to sales in the first quarter of 1998 would have been 47.0% versus 48.0% for the same period of 1997. This improvement was driven primarily by favorable manufacturing costs in eyewear.
     Selling, administrative and general expenses, including corporate administration, were 41.3% of sales in the first quarter of 1998 compared to 40.3% in 1997. The year-over-year unfavorable ratio reflected planned increases in marketing and advertising related to product promotions in vision care as well as the incremental expense associated with the transition of the acquired product lines of Chiron Vision and Storz. Included in the 1997 amount was a $2 provision for the write-off of the company's equity investment in a start-up eyewear technology venture.
     Corporate administration expenses were 2.0% of sales in the first quarter of 1998, versus 2.7% in the same period of 1997. These amounts reflect the continued efforts in expense reduction resulting from company-wide restructurings and a higher sales base due to the surgical acquisitions.
     Research and development expenses totaled $21 in the first quarter of 1998, an increase of $5 over 1997. This represented 3.7% of sales in 1998, up from 3.4% in 1997. The increase is due primarily to spending in the surgical business.

Restructuring Reserves

As described in previous filings, in the first quarter of 1997 the company's board of directors approved plans to restructure all business segments as well as certain corporate administrative functions. As a result, cumulative pre-tax restructuring charges of $74 were recorded throughout 1997. In the first quarter of 1998 an additional charge of $4 was recorded in connection with these programs.
     The restructuring effort is expected to significantly reduce the company's fixed cost structure and realign the organization to meet its strategic objectives through the closure, relocation and consolidation of manufacturing, distribution, sales and administrative operations, and workforce reductions.
     The following table sets forth the activity in the restructuring reserve through March 28, 1998:

                  Vision          Pharmaceuticals/              Corporate
                  Care    Eyewear     Surgical      Healthcare  Administration  Total

Restructuring     $21.5   $36.7       $5.1           $5.9        $8.7           $77.9
Provisions

Less charges:
 Non-cash items     3.3     6.6          -            1.8         0.3            12.0
 Cash payments     10.3    14.7        3.3            1.9         7.5            37.7
Balance at March
 28, 1998         $ 7.9   $15.4       $1.8           $2.2        $0.9           $28.2

     Reserves remaining primarily represent liabilities related to employee separations. Expenses related to the program are expected to be incurred through the second quarter of 1998.

Operating Earnings

For the first quarter of 1998, the company recorded an operating loss of $61, compared to earnings of $15 for the same 1997 period. Excluding restructuring and purchased in-process research and development charges recorded during the quarter, operating earnings would have been $28. Operating results reflect costs associated with the addition and transition of the surgical business, increased spending on consumer-directed marketing and advertising and the one-time write-up of inventory discussed previously.

Other Income And Expenses

Income from investments totaled $10 for the first quarter of 1998 and was essentially flat to the same period in 1997. Interest expense of $25 was an increase of $12 over the first quarter of 1997, primarily reflecting the incremental debt associated with recent acquisitions. Foreign currency gains of $2 during the first quarter of 1998 were primarily the result of favorable hedging activities.

LIQUIDITY AND FINANCIAL RESOURCES

Cash Flows From Operating Activities

Cash used in operating activities was $118 through the first quarter of 1998, an $85 decrease compared to the comparable 1997 period. A payment of approximately $40 to fund a proposed settlement to litigation commenced in a prior year and amounts paid to settle maturing foreign exchange contracts were the primary drivers of the unfavorable comparison to 1997. Other factors included increased payments against restructuring accruals and the timing of tax payments.

Cash Used In Investing Activities

Cash used in investing activities was $716 during the first quarter of 1998, an increase of $679 from the first quarter of 1997, reflecting acquisitions and capital spending. Capital spending, which increased $17 to $43 compared to the prior year period, is expected to be in the range of $200 for 1998. A significant portion of 1998 capital spending will be used to support expanded contact lens manufacturing capacity.

Cash Provided By Financing Activities

Through the first quarter of 1998, $805 was provided by financing activities versus $60 for the comparable 1997 period. New borrowings, totaling $816 during the quarter, were primarily used to fund acquisitions and capital expenditures and fund the proposed settlement of the litigation described previously.

Free Cash Flow

The company strives to maximize its free cash flow, defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases and the acquisition or divestiture of businesses. Free cash flow through the first quarter of 1998 was a negative $156 as compared to a negative $76 in the prior year. The decrease is due to the operational cash flow factors described above.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, increased $814 from year end 1997 due primarily to the borrowings needed to consummate recent acquisitions, to fund the proposed litigation settlement and to pay for restructuring charges. The increase in debt is reflected in the ratio of total debt to capital, which was 69.0% at the end of the first quarter of 1998 versus 49.9% at the end of the comparable 1997 period. During the second quarter, the company expects to use cash proceeds from the pending sale of the skin care business to reduce outstanding short-term debt.
    Cash and short-term investments totaled $152 at the end of the first quarter of both 1998 and 1997.

Access to Financial Markets

The company maintains U.S. revolving credit agreements, with both 364-day and 5-year terms, totaling $1,200. The interest rate under these agreements is based on the LIBOR rate, or, at the company's option, the higher of several other common indices. No debt was outstanding under these agreements as of March 28, 1998. At March 28, 1998, the 5-year term portion of these revolving credit agreements supported $300 of unsecured promissory notes which have been classified as long-term debt. In addition, the company maintains other lines of credit on which it may draw to meet its financing requirements. During 1998, the company filed a registration statement with the Securities and Exchange Commission, under which it will be able to borrow up to $500 in the long-term U.S. public markets.
    The company believes its existing and planned credit facilities will provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital

Working capital amounted to negative $91 at the end of the first quarter of 1998, reflecting increased short-term borrowings associated with recent acquisitions. Working capital was $203 at year end 1997 and negative $5 at the end of the first quarter of 1997. The current ratio was 0.9, 1.2 and 1.0 for these periods, respectively.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the first quarters of both 1998 and 1997. The return on average shareholders' equity of negative 0.4% for the twelve-month period ended March 28, 1998 reflects restructuring charges recorded in each of the last four quarters, the first quarter 1998 charge for purchased in-process R&D and a fourth quarter 1997 charge for the proposed litigation settlement. This ratio was 7.2% for the twelve-month period ending March 29, 1997, and included restructuring and litigation charges which were much lower than those recorded in the most recent twelve-month period.

OUTLOOK

Worldwide revenues and operating earnings on a constant dollar basis for all businesses were in line with management's expectations for the first quarter. Sales and operating earnings growth for the full year in the vision care, pharmaceuticals and healthcare businesses is expected to be consistent with the growth experienced in 1997. The eyewear segment is expected to return to profitability this year.

Results in the vision care segment remain strong and revenue growth is forecasted to continue for the remainder of the year. Sales performance should be accelerated by products recently launched or scheduled for introduction in the latter half of the year. ReNu MultiPlus solution, which was launched in the second half of 1997, continues to exhibit excellent results with strong consumer sell-through. It is expected that 1998 will continue to benefit from the new SofLens one day contact lens that was reintroduced in Europe with an improved design, and from a mid-year launch of the disposable SofLens66 toric lens in the U.S.

Revenue growth in the eyewear segment is expected to accelerate over the next three quarters, driven by the success of new products and the benefits of increased advertising and marketing efforts. Operating earnings in this segment should be positive in 1998 as the business benefits from lower production costs, reductions in administrative expenses and improvement in product delivery as a result of restructuring programs. The company continues to be cautious concerning the eyewear segment, but first quarter results indicate the expectations for 1998 are still valid.

The pharmaceuticals/surgical segment is expected to experience continued growth. Revenues should benefit from the launch of both the Lotemax and Alrex products, which were recently approved by the FDA. In the general eye care business, Bausch & Lomb Computer Eye Drops should also contribute to sales growth. Full-year operating margins from these product lines are expected to be consistent with 1997. The integration of Chiron Vision and Storz should continue to be on track with the company's expectations. Expenses related to this integration process are expected to be incurred; however the full year's earnings impact should be neutral. This forecast does not include the impact of the charge for purchased in-process R&D or the higher cost of products sold resulting from the one-time purchase accounting inventory adjustments.

The company continues to manage the healthcare segment in a
manner designed to maximize its return to investors.   Revenues
are forecasted to grow at a rate consistent with 1997 and operating margins are expected to increase at the same pace as sales. As stated previously, the sale of the skin care business is expected to be finalized during the second quarter.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

When used in this discussion, the words "anticipate," "should," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors affecting the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, the impact of competition, seasonality and general economic conditions in the global sunglass, vision care and ophthalmic surgical and pharmaceutical markets, where the company's core businesses compete, changes in global economic and political conditions, customer concentration (the company's two largest customers accounted for over 10% of total sales in 1997), changing trends in consumer preferences and tastes, legal proceedings initiated by or against the company, changes in government regulation of the company's products and operations, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, difficulties or delays in the development, production, testing and marketing of products and the effect of changes within the company's organization, and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including its 1997 Annual Report on Form 10-K.


                   PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     a)In its 1997 Annual Report on Form 10-K, the company discussed the proposed settlement of several shareholder actions against the company, the former Chief Executive Officer and Chairman, Daniel
       E. Gill, and four other officers. On April 17, 1998, the United States District Court for the Western District of New York gave its preliminary approval to the proposed settlement. A fairness hearing in this matter has been scheduled for the third quarter of 1998.

     b)In its 1997 Annual Report on Form 10-K, the company discussed a class action pending before a New York Supreme Court alleging that the company misled consumers in its marketing and sale of Sensitive Eyes Rewetting Drops, Boston Rewetting Drops, Renu Rewetting Drops and Bausch & Lomb Eye Wash. On April 21, 1998, the court dismissed all of the plaintiffs' claims. It is not known whether the plaintiffs will appeal this ruling.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Item 601 Exhibits

        Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

    (b) Reports on Form 8-K

        The company filed the following Current Reports on Form 8-K and Form 8-K/A during the quarter ended March 28, 1998.

        (i) Current Report on Form 8-K dated January 13,
            1998 included information relating to the acquisitions of Chiron Vision and Storz Instruments and information regarding the Stock Purchase Agreement by and between Bausch & Lomb Incorporated and Chiron Corporation and the Purchase Agreement by and among American Cyanamid Company, American Home Products Corporation and Bausch & Lomb Incorporated.
        (ii)Amendment to Current Report on Form 8-K/A dated March 13, 1998 included the required financial information of the acquired surgical businesses as well as the required unaudited pro forma financial information.






                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                BAUSCH & LOMB INCORPORATED




Date:  May 6, 1998              By:
                                        Robert B. Stiles
                                      Senior Vice President
                                       and General Counsel





Date:  May 6, 1998               By:
                                        Stephen C. McCluski
                                      Senior Vice President and
                                       Chief Financial Officer



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