Form 10-Q
period 1998-06-27
BAUSCH & LOMB INC
filed 1998-08-06
CIK 10427

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549


                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934




For the Quarterly Period Ended                       Commission File
June 27, 1998                                        Number:  1-4105


                   BAUSCH & LOMB INCORPORATED

     (Exact name of registrant as specified in its charter)


New York                                               16-0345235
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                     Identification No.)


        One Bausch & Lomb Place, Rochester NY  14604-2701
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

              Yes     x    .          No          .

The number of shares of Common stock of the registrant, outstanding as of June 27, 1998 was 55,888,043 consisting of 55,233,034 shares of Common stock and 655,009 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.



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
                              STATEMENT OF EARNINGS

                                    Second Quarter Ended     Six Months Ended
Dollar Amounts In Millions -        June 27,     June 28,   June 27,   June 28,
Except Per Share Data                   1998      1997      1998        1997

Net Sales                            $635.1       $523.2   $1,188.1     $974.4

Costs And Expenses
  Cost of products sold               298.3        231.5      574.4      458.7
  Selling, administrative and
   general                            246.5        201.8      474.8      382.8
  Research and development             22.9         16.1       43.5       31.7
  Purchased in-process research
   and development                      -            -         85.0        -
  Restructuring charges                 7.6         26.1       11.3       38.9
                                      575.3        475.5    1,189.0      912.1
Operating Earnings (Loss)              59.8         47.7       (0.9)      62.3

Other (Income) Expense
  Interest and investment income      (10.6)        (9.4)     (20.7)     (19.4)        (10.6               (20.7     )
  Interest expense                     26.3         14.1       51.7       27.7
  Gain from foreign currency, net      (1.8)        (2.7)      (3.6)      (3.8)
  Gain on divestitures                (56.0)         -        (56.0)       -
                                      (42.1)         2.0      (28.6)       4.5

Earnings Before Income Taxes And
Minority Interest                     101.9         45.7       27.7       57.8

  Provision for income taxes           40.0         19.3       10.0       23.6

Earnings Before Minority Interest      61.9         26.4       17.7       34.2

  Minority interest in subsidiaries     6.4          6.1       11.6       10.7

Net Earnings                          $55.5       $ 20.3       $6.1     $ 23.5

Retained Earnings At Beginning
 Of Period                            852.7        913.6      916.5      924.7

Cash Dividends Declared:
   Common stock, $0.26 and $0.52
    per share in both 1998 and
    1997                               14.6         14.5       29.0       28.8

Retained Earnings At End Of Period   $893.6       $919.4     $893.6     $919.4

Basic Earnings Per Share              $0.99        $0.37      $0.11      $0.42

Diluted Earnings Per Share            $0.98        $0.36      $0.11      $0.42

Average Shares Outstanding -
 Basic (000s)                        55,787       55,456     55,560     55,448

Average Shares Outstanding -
 Diluted (000s)                      56,582       55,771     56,146     55,683

See Notes to Financial Statements


            BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                                  BALANCE SHEET
                                             June 27,        December 27,
Dollar Amounts In Millions                     1998              1997
ASSETS
Current Assets
 Cash, cash equivalents and short-term
  investments                               $  147.5          $  183.7
 Trade receivables, less allowances
  of $28.6 and $14.0, respectively             511.4             374.8
 Inventories, net                              408.6             324.3
 Deferred taxes, net                            96.2              66.0
 Other current assets                          168.5             141.4
                                             1,332.2           1,090.2
Property, Plant And Equipment, net             673.3             580.2
Goodwill And Other Intangibles,
 less accumulated amortization
 of $118.7 and $116.6, respectively            805.9             406.9
Other Investments                              546.3             546.4
Other Assets                                   167.9             149.2
 Total Assets                               $3,525.6          $2,772.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable                            $  765.7          $  339.4
   Current portion of long-term debt            26.6               4.4
   Accounts payable                             86.6              72.0
   Accrued compensation                         95.6              73.6
   Accrued liabilities                         370.6             365.9
   Federal, state and foreign income taxes
    payable                                     39.6              32.0
                                             1,384.7             887.3

Long-Term Debt, less current portion           783.5             510.8
Other Long-Term Liabilities                    112.5             119.4
Minority Interest                              437.7             437.0
 Total Liabilities                           2,718.4           1,954.5

Shareholders' Equity
 4% Cumulative Preferred stock,
   par value $100 per share                      -                 -
 Class A Preferred stock,
   par value $1 per share                        -                 -
 Common stock, par value $0.40
   per share, 60,198,322 shares issued          24.1              24.1
 Class B stock, par value $0.08 per share,
   970,405 and 856,905 shares
   issued, respectively                          0.1               0.1
 Capital in excess of par value                 79.7              76.8
 Retained earnings                             893.6             916.5
 Common and Class B stock
   in treasury, at cost, 5,280,684 and
   5,846,286 shares, respectively             (200.7)           (223.1)
 Accumulated other comprehensive income         22.3              29.1
 Other shareholders' equity                    (11.9)             (5.1)
 Total Shareholders' Equity                    807.2             818.4
 Total Liabilities And Shareholders'
  Equity                                    $3,525.6          $2,772.9

See Notes To Financial Statements

                BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                                STATEMENT OF CASH FLOWS
                                                 Six Months Ended
                                             June 27,        June 28,
Dollar Amounts In Millions                     1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                  $ 6.1         $  23.5
 Adjustments to reconcile net earnings to
  net cash (used in) provided by
  operating activities:
   Depreciation                                 56.3            42.9
   Amortization                                 22.0            10.3
   Change in deferred income taxes               1.5             1.0
   Gain on divestitures, net of taxes          (32.8)            -
   Restructuring charges, net of taxes           7.6            26.0
   Purchased in-process research and
    development, net of taxes                   51.0             -
   Loss on retirement of fixed assets            3.1             7.3
 Changes in assets and liabilities:
   Trade receivables                           (72.7)          (76.8)
   Inventories                                   5.8            14.9
   Other current assets                        (19.0)          (33.7)
   Accounts payable and accruals               (94.6)           (2.1)
   Income taxes                                 (9.3)           32.7
   Other long-term liabilities                  (9.9)          (15.3)
     Net cash (used in) provided by
      operating activities                     (84.9)           30.7

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                          (90.0)          (52.3)
 Net cash paid for acquisition of
  businesses                                  (715.0)          (44.1)
 Net cash received from divestitures           135.0             -
 Other                                           8.0            (5.5)
     Net cash used in investing
      activities                              (662.0)         (101.9)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common and Class B shares        -             (10.2)
 Exercise of stock options                      19.7             9.2
 Net proceeds from notes payable               424.7            63.6
 Proceeds from issuance of long-term debt      304.3            15.0
 Repayment of long-term debt                    (7.5)           (2.6)
 Payment of dividends                          (28.8)          (28.8)
     Net cash provided by financing
      activities                               712.4            46.2
Effect of exchange rate changes on cash,
 cash equivalents and short-term
 investments                                    (1.7)           (6.1)

Net decrease in cash, cash equivalents and
 short term investments                        (36.2)          (31.1)
Cash, cash equivalents and short-term
investments, beginning of period               183.7           167.8

Cash, cash equivalents and short-term
investments, end of period                    $147.5          $136.7

Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
   Interest                                    $50.5          $ 27.4
   Income taxes                                $24.0          $ 14.6

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

NOTE A: Acquisitions and Divestitures

        1) As described in the 1997 Annual Report on Form 10-K, on
           December 29, 1997, the company acquired Chiron Vision Corporation (Chiron Vision) from Chiron Corporation, and on December 31, 1997, it acquired Storz Instrument Company (Storz) from American Home Products. The acquisitions were accounted for as purchases, whereby the purchase price, including acquisition costs, was allocated to identified assets, including tangible and intangible assets, purchased research and development and liabilities based upon their respective fair values. The excess of the purchase price over the value of identified assets and liabilities, in the amount of $166, was recorded as goodwill and is being amortized over lives of twenty to forty years.

           The following selected, unaudited pro forma data is presented to provide a summary of the combined results of Bausch & Lomb, Chiron Vision and Storz as if the acquisitions had occurred as of the beginning of 1997. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations had the companies operated as one for the three-and six-month periods ending June 28, 1997. No effect has been given for synergies, if any, that may be realized through the acquisition.


                                     Second Quarter Ended    Six Months Ended
             (Unaudited)                 June 28, 1997        June 28, 1997

             Net sales                        $627.7             $1,175.7

             Operating earnings               $ 54.3                $69.7

             Net earnings                      $17.3                $13.1

             Earnings per share - basic        $0.31                $0.24

             Earnings per share - diluted      $0.31                $0.24


        2) On May 22, 1998, the company sold its skin care business to The Andrew Jergens Company for $135 in cash plus the assumption of certain liabilities.

 NOTE B:Inventories

        Inventories consisted of the following:

                                               June 27,        December 27,
                                                 1998              1997

        Raw materials and supplies              $118.2            $ 96.3
        Work in process                           39.4              23.4
        Finished products                        264.3             218.1
                                                 421.9             337.8

        Less: Allowance for valuation of
              certain U.S. inventories
              at last-in, first-out cost          13.3              13.5
                                                $408.6            $324.3


NOTE C: Property, Plant And Equipment

        Major classes of property, plant and equipment consisted of the following:

                                               June 27,        December 27,
                                                 1998              1997
        Land                                    $ 27.1           $  21.0
        Buildings                                401.8             392.2
        Leasehold improvements                    41.0              34.9
        Machinery and equipment                  878.7             727.0
                                               1,348.6           1,175.1

        Less:  Accumulated depreciation          675.3             594.9
                                                $673.3          $  580.2


NOTE D: Adoption of SFAS No. 130

        In the first quarter of 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Under SFAS 130, the term "comprehensive income" is used to describe the total of net earnings plus other comprehensive income which, for the company, includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale.

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

        The components of the company's total comprehensive income were:


                                  Three Months Ended        Six Months Ended
                                 June 27,    June 28,     June 27,    June 28,
                                   1998        1997         1998        1997
Net earnings                      $55.5      $ 20.3         $6.1       $23.5
Foreign currency
translation
adjustments, net of taxes           6.6        (4.5)        (6.8)      (38.4)
Unrealized holding gain,
 net of taxes                       -           -            -          11.8
  Total Comprehensive Income      $62.1       $15.8        $(0.7)      $(3.1)

NOTE E: Subsequent Event

        On July 24, 1998, the company sold $300 of putable/ callable notes and $200 of 30-year debentures. Settlement occurred on July 29, 1998. Proceeds were used to reduce short-term debt, and as a result the company reduced its 364-day revolving credit facility to $400 from $900. This reduced amount, added to the existing $300 5-year revolving credit facility, brings total revolving credit to $700.

        The $300 notes were issued in three equal tranches of $100 each. The first, maturing on August 1, 2011 with a put/call option on August 1, 2001, bears interest at 6.15%. The second, maturing on August 1, 2013 with a put/call option on August 1, 2003, bears interest at
        6.375%.   The third, maturing on August 1, 2025 with a
        put/call option on August 1, 2005, bears interest at 6.50%. The 30-year debentures, maturing August 1, 2028, bear interest at 7.125%.

        The company's long-term debt continues to be rated Baa2 by Moody's Investors Service and BBB by Standard &
        Poor's.

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

RESULTS OF OPERATIONS

Comparability of Business Segment Information

Comparison of the company's 1998 and 1997 second quarter and six-month operating results requires the consideration of certain significant events.
     As announced in April 1997, the company's board of directors approved plans to restructure portions of each of the company's four business segments, as well as certain corporate administrative functions. The restructuring efforts have been ongoing and resulted in pre-tax restructuring charges of $8 and $11 for the three- and six-month periods ending in June 1998, respectively, compared to charges of $26 and $39, respectively, recorded for the equivalent 1997 periods. The after-tax impact of these charges for the three- and six-month periods were, for 1998, $5 or $0.09 per share and $8 or $0.13 per share, respectively, and, for 1997, $18 or $0.33 per share and $26 or $0.47 per share, respectively.
     During the fourth quarter of 1997, the company divested its thin film business, which was reported in the eyewear segment. This business contributed sales of $5 and $9, respectively, for the three- and six-month periods ending in June 1997 and operating losses of $1 and $2, respectively, for the same periods.
     As described in Note A, the company acquired Chiron Vision and Storz during the first quarter of 1998. The purchase price was allocated to net assets acquired and to purchased in-process research and development (R&D). Purchased in-process R&D includes the value of products in the development stage not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed, and, accordingly, a pre-tax charge of $85 was recorded during the first quarter of 1998. The after-tax impact for the six-month period was $51 or $0.91 per share.
     As described in Note A, the company sold its skin care business during the second quarter of 1998. As a result, a non-recurring gain of $56 ($33 or $0.58 per share after taxes) was
recorded.   This business was reported in the healthcare segment
and contributed sales and operating earnings of $6 and $3, respectively, during the quarter ended June 1998 and $11 and $3, respectively, for the equivalent quarter in 1997. For the six months ending June 1998 and June 1997, the skin care business contributed sales of $19 and $24, respectively, and operating earnings of $3 in each period.

NET SALES BY BUSINESS SEGMENT

The company's operating results are reported in four business segments: vision care, eyewear, pharmaceuticals/surgical and healthcare. The vision care segment includes contact lenses and lens care products. The eyewear segment includes sunglasses, vision accessories and the divested thin film coating business. The pharmaceuticals/surgical segment includes prescription ophthalmics, over-the-counter (OTC) medications, and cataract, refractive and other ophthalmic surgery products. The healthcare segment includes biomedical products and services, hearing aids and the divested skin care business.
     The following is a summary of sales by business segment:

  Net Sales By Business Segment

                               Second Quarter           Six Months
                              1998       1997        1998       1997
  Vision Care                $242.8     $233.3      $458.8     $434.7
  Eyewear - ongoing           148.5      152.1       260.8      269.3
  Pharmaceuticals/Surgical    162.9       54.0       301.6      103.1
  Healthcare - ongoing         75.3       67.8       147.7      134.6
  Continuing Net Sales        629.5      507.2     1,168.9      941.7
  Divested                      5.6       16.0        19.2       32.7
  Net Sales                  $635.1     $523.2    $1,188.1     $974.4



     Total net sales for the quarter ended June 27, 1998 increased $112 or 21% from the 1997 second quarter. The results include $104 in 1998 second-quarter revenues generated by the acquired pharmaceutical and surgical product lines. When results for the divested skin care and thin film businesses are excluded from the 1998 and 1997 results, revenues increased $122 or 24%. On a constant dollar basis (that is, excluding the effect of foreign currency exchange rate changes), continuing business revenues increased 28% compared to the prior-year period, with revenue increases in all segments.

Vision Care Segment Revenues

The vision care segment includes results of the contact lens and lens care businesses, with lenses comprising 47% and lens care representing 53% of 1998 year-to-date revenues compared to 45% and 55%, respectively, for the same 1997 period.
     For the second quarter of 1998, revenues increased 4% (8% on a constant dollar basis) from the 1997 second quarter, resulting from an 8% improvement in contact lens sales combined with a 1% increase in lens care. Contact lens revenue gains, 13% in constant dollars, were driven by continued strong growth in planned replacement and disposable lenses (collectively PRP), including SofLens one day disposable lenses in Europe which experienced a doubling of sales compared with the prior year period. PRP revenue gains in other regions were led by strong growth of Medalist lenses in Japan as well as by incremental sales from the recently launched SofLens66 in Latin American markets. Revenues from lens care products were up 4% when adjusted for currency, reflecting strong growth and market share gains for the ReNu line of multipurpose lens care products.
     Year-to-date, vision care revenues increased 6% (9% on a constant dollar basis). Improvement was driven primarily by contact lens sales which have posted 14% constant dollar increases compared to 1997.

Eyewear Segment Revenues

The following analysis excludes results from the divested thin film business. Eyewear segment results are primarily driven by sales of sunglass products, which account for over 95% of this segment's portfolio. For the second quarter of 1998, eyewear segment revenues decreased 2% from the comparable 1997 period. On a constant dollar basis, segment revenues increased 1%. Sunglass revenues in the U.S. increased 1% despite lower sales to Sunglass Hut International, the region's largest customer. Outside the U.S., eyewear revenues in constant dollars were flat with 1997, reflecting difficult economic situations in the Asia-Pacific region and poor weather conditions in northern Europe.
     Year-to-date, segment revenues declined 3% from 1997 and were flat on a constant dollar basis. U.S. sunglass revenues declined 7%. Non-U.S. revenues decreased 1% but increased 3% after adjusting for currency. In line with the company's goal to bring its new sunglass styles to market faster, the 1998 line was launched in the fourth quarter of 1997, one quarter sooner than in prior years. The earlier launch contributed to the year-over-year sales decline since 1997 sales reflected the launch of new products while 1998 sales did not. Additionally, sales to Sunglass Hut International were lower, reflecting inventory management initiatives by that customer.

Pharmaceuticals/Surgical Segment Revenues

Second-quarter revenues for the pharmaceutical/surgical segment increased $109 versus 1997, reflecting the first-quarter addition of the former Chiron Vision and Storz product lines. Pharmaceutical revenues for 1998 increased 17%, or 19% on a constant dollar basis.
     In the U.S., pharmaceuticals revenues for the quarter increased 18% over 1997 due to acquired product lines, as well as increased revenues from Trimethoprim and Crolom and the
introduction of Lotemax and Alrex.   Also contributing to this
increase was the general eye care business, where continued strength of Opcon-A and an unusually strong and early allergy season drove a double-digit increase in revenues from 1997. Pricing pressures on generic products in the company's portfolio partially offset these sales increases.
     Second quarter non-U.S. pharmaceuticals revenues improved 15% over the prior year, reflecting results for the company's Dr. Mann Pharma subsidiary in Germany, which benefited from a second quarter 1998 acquisition. Double-digit constant dollar sales growth in prescription ophthalmics in combination with improved results in the OTC business also contributed to the second quarter sales performance.
     Year-to-date, revenues for the segment increased $199 from 1997, due mainly to the acquired product lines. Excluding these incremental sales, pharmaceuticals revenues were up 1% or 4% on a constant dollar basis. U.S. sales advanced 19% or 4% if sales from acquired product lines are excluded. Outside the U.S., strong sales growth in prescription products was moderated by pharmacy inventory reductions in the OTC business in Germany.

Healthcare Segment Revenues

The following analysis excludes 1998 and 1997 revenues from the divested skin care business. Healthcare segment revenues for the second quarter of 1998 increased $8 or 11% (13% on a constant dollar basis) over the comparable period in 1997. Year-to-date revenues increased $13 or 10% (13% on a constant dollar basis). Sales of biomedical products rose 8% in the quarter and 7% year-to-date, driven primarily by strong increases in the biotechnology and services business. Hearing aid revenues advanced 24% in the quarter and year-to-date as the number of company-owned retail outlets continued to increase.

Net Sales By Geographic Region

The following analysis excludes revenues from the divested thin film and skin care businesses.
     Sales in markets outside the U.S. totaled $319 in the second quarter of 1998, an increase of $56 or 21% compared with the 1997 period, and represented 51% of consolidated revenues compared to 52% in 1997. Year-to-date sales were $589 compared to $486 in 1997, an increase of 21%, representing 50% and 52% of consolidated revenues, respectively. Non-U.S. sales from the acquired surgical businesses and increased revenues for vision care products more than offset declines in the eyewear segment. For both the three- and six-month periods, currency exchange rates had a negative impact on non-U.S. sales of approximately 7%.
     Second-quarter sales in the European region advanced 28% versus 1997, or 31% in constant dollars, due in large part to incremental surgical sales and growth for vision care products. Excluding currency, sunglass sales were up slightly on a year-to-date basis. Second quarter sales in the Asia-Pacific region advanced 10%, or 25% in constant dollars, due in large part to incremental surgical sales and to the strong growth of PRP lenses throughout most of the region. Revenues in Japan were down 2% versus 1997 for the quarter, but improved 10% in constant dollars due primarily to the continued success of Medalist contact lenses. Revenues in Canada and Latin America increased 31% over the prior quarter and 32% over the prior year-to-date due mainly to incremental surgical sales as well as to the performance of contact lenses and solutions, led by ReNu MultiPlus.
     U.S. sales totaled $311 in the second quarter, an increase of $67 or 27% from 1997, due primarily to incremental surgical sales. For the year, sales increased $124 to $579, an increase
of 27%, again primarily due to acquired businesses.   However,
slight growth in vision care products along with gains for pharmaceuticals and hearing aids contributed to the favorability. Sunglass revenues were up 1% for the quarter, though down 7% overall for the year versus 1997.

Costs And Expenses

The following analysis excludes results from the divested thin film and skin care businesses.
     The ratio of cost of products sold to sales was 47.1% during the second quarter of 1998 versus 44.1% in 1997. For the six-month period, this ratio was 48.7% for 1998 and 47.1% for 1997. The 1998 ratio reflected the $32 impact of higher reported cost of products sold, $16 in the second quarter, resulting from purchase accounting inventory adjustments related to the surgical acquisitions. The 1997 ratio reflected a $9 provision for the projected cost of exiting certain Ray-Ban product lines. Integration costs resulting from the surgical acquisitions contributed to this unfavorable variance, but were partially offset by favorable manufacturing costs in the eyewear segment.
     Selling, administrative and general expenses, including corporate administration, were 39.0% of sales in the second quarter of 1998 compared to 38.7% in 1997. Year-to-date, these expenses were 39.7% versus 39.0%. The year-over-year unfavorable ratios reflected planned increases in marketing and advertising, higher selling costs as well as the incremental expenses and integration costs associated with the transition of the acquired product lines of Chiron Vision and Storz. Included in the 1997 year-to-date amount was a $2 provision for the write-off of the company's equity investment in a start-up eyewear technology venture recorded in the first quarter.
     Corporate administration expenses were 1.7% of sales in the second quarter of 1998, versus 2.3% in the same period of 1997. Year-to-date, the figures were 1.9% versus 2.5%. These amounts reflect the continued efforts in expense reduction resulting from company-wide restructuring and a higher sales base due to the surgical acquisitions.
     R&D expenses totaled $23 in the second quarter of 1998, an increase of $7 over 1997. This represented 3.6% of sales in 1998, as compared to 3.1% in 1997. On a year-to-date basis, R&D expense was 3.7% of sales versus 3.3% in 1997. The increase is due primarily to spending in the pharmaceuticals/surgical segment.

Restructuring Reserves

As described in previous filings, in the first quarter of 1997 the company's board of directors approved plans to restructure all business segments as well as certain corporate administrative functions. As a result, cumulative pre-tax restructuring charges of $74 were recorded throughout 1997. In the first six months of 1998 additional charges of $11 were recorded in connection with these programs, of which $8 was recorded in the second quarter.
     The restructuring effort is expected to significantly reduce the company's fixed cost structure and realign the organization to meet its strategic objectives through the closure, relocation and consolidation of manufacturing, distribution, sales and administrative operations, and workforce reductions.
             The following table sets forth the activity in the restructuring reserve through June 27, 1998:

                  Vision              Pharma./                Corp.
                  Care     Eyewear    Surgical   Healthcare   Admin.   Total

Restructuring
 Provisions       $23.3     $41.4      $5.0       $5.9        $9.9     $85.5

Less charges:
 Non-cash items     3.3       7.1       -          1.8         0.3      12.5
 Cash payments     12.1      22.4       3.4        2.3         8.9      49.1
Balance at June
 27, 1998          $7.9     $11.9      $1.6       $1.8        $0.7     $23.9

     Reserves remaining primarily represent liabilities related to employee separations. No further provisions are expected to be recorded for the 1997 restructuring program.

Operating Earnings

For the second quarter of 1998, the company's reported operating earnings were $60, compared to earnings of $48 for the same 1997 period. Ongoing businesses generated operating earnings of $57 compared to $45 in 1997. Excluding restructuring charges recorded in both periods, ongoing operating earnings would have been $65 versus $72.
    On a year-to-date basis, the company reported an operating loss of $1 compared to income of $62 in the prior year. Ongoing businesses generated losses of $4 as compared to income of $61 in 1997. This was primarily driven by the purchase accounting adjustment for in-process research and development related to the acquisitions of the surgical businesses. Excluding this charge and restructuring charges in both periods, operating earnings from ongoing businesses would have been $93 in 1998 versus $100 in 1997.
    The decrease in comparable basis results for both the quarter and year-to-date was driven mainly by increased operating expenses in the vision care and eyewear segments, the one-time write-up of inventory related to the surgical acquisitions and by the impact of currency, which were partially offset by incremental results in the pharmaceuticals/surgical segment.

Other Income And Expenses

As noted previously, the company sold its skin care business during the second quarter of 1998, resulting in a pre-tax gain of $56. Income from investments totaled $11 for the second quarter, an increase of $1 over the same period in 1997. Interest expense for the quarter of $26, an increase of $12 over the second quarter of 1997, reflected the incremental debt associated with recent acquisitions. Foreign currency gains of $2 were primarily the result of favorable hedging activities.

LIQUIDITY AND FINANCIAL RESOURCES

Cash Flows From Operating Activities

Cash used in operating activities was $85 through the second quarter of 1998, a $116 unfavorable change versus the comparable 1997 period. Seasonal increases in accounts receivable and a payment of $42 to fund a proposed settlement of litigation commenced in a prior year were the primary drivers of the cash usage. Reasons for the unfavorability to the prior year period include the litigation settlement and the timing of tax payments and refunds.

Cash Used In Investing Activities

Cash used in investing activities was $662 for the first six months of 1998, an increase of $560 from the comparable 1997 period, reflecting acquisitions and capital spending offset by an inflow from the skin care divestiture. Capital spending, which increased $38 to $90 compared to the prior year period, is expected to be in the range of $200 for 1998. A significant portion of 1998 capital spending will be used to support expanded contact lens manufacturing capacity.

Cash Provided By Financing Activities

Through the second quarter of 1998, $712 was provided by financing activities versus $46 for the comparable 1997 period.
New borrowings, totaling $729 for the six-month period, were primarily used to fund acquisitions and capital expenditures, and to finance the previously noted seasonal increase in trade receivables and the proposed settlement of litigation.

Free Cash Flow

The company strives to maximize its free cash flow, defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases and the acquisition or divestiture of businesses. Free cash flow through the first half of 1998 was negative $169 compared to negative $33 in the prior year. The decrease is due to the operational factors described above.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, increased $721 from year-end 1997 due primarily to the borrowings needed to consummate recent acquisitions and to meet previously noted operational cash requirements. The increase in debt is reflected in the ratio of total debt to capital, which was 66.1% at the end of the second quarter of 1998 versus 50.5% at the end of the comparable 1997 period. During the second quarter, the company used cash proceeds from the sale of the skin care business to reduce outstanding short-term debt.
    Cash and short-term investments totaled $148 at the end of the 1998 second quarter compared to $184 at December 1997 and $137 at June 1997.

Access to Financial Markets

The company maintains U.S. revolving credit agreements, with both 364-day and 5-year terms, totaling $700. The interest rate under these agreements is based on the LIBOR rate, or, at the company's option, the higher of several other common indices. No debt was outstanding under these agreements as of June 27, 1998. At June 27, 1998, the 5-year term portion of these revolving credit agreements supported $300 of unsecured promissory notes which have been classified as long-term debt. In addition, the company maintains other lines of credit on which it may draw to meet its financing requirements. During 1998, the company filed a registration statement with the Securities and Exchange Commission, authorizing borrowings of up to $500 in the long-term U.S. public markets. As explained in Note E, underwriters purchased the entire authorized amount during July 1998.
Proceeds were used to reduce short-term debt.
    The company believes its existing credit facilities will provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital

Working capital amounted to negative $52 at the end of the second quarter of 1998, reflecting increased short-term borrowings associated with recent acquisitions. Working capital was $203 at year-end 1997 and $34 at the end of the second quarter of 1997. The current ratio was 1.0, 1.2 and 1.0 for these periods, respectively.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the second quarters of both 1998 and 1997. The return on average shareholders' equity of 4.0% for the twelve-month period ended June 27, 1998 reflected restructuring charges recorded in each of the last four quarters, the first quarter 1998 charge for purchased in-process R&D and a fourth quarter 1997 charge for the proposed litigation settlement. This ratio was 6.2% for the twelve-month period ending June 28, 1997, and included restructuring and litigation charges which were much lower than those recorded in the most recent twelve-month period.

OUTLOOK

Worldwide revenues and operating earnings on a constant dollar basis for all major businesses were in line with management's expectations for the second quarter. Assuming currency rate stability, the company expects revenue and earnings increases over the remainder of the year. Margins are expected to continue to strengthen, as comparisons will be against more equivalent currency exchange rates and the remainder of this year's sunglass manufacturing savings are realized. Additionally, cost of goods sold as a percent of sales should be lower, as the unfavorable impact of the inventory write-up associated with the surgical acquisition was fully reflected in cost of goods sold in the first two quarters.
    In the vision care segment, revenue growth should continue throughout the remainder of the year as new products are introduced. These include the disposable toric lens, which is expected to be introduced in the U.S. during the fourth quarter, and PureVision, a continuous wear lens that recently received approval for marketing in Europe and which may receive FDA clearance for 7-day wear before the end of this year. The business will also benefit from continued market expansion of the SofLens one day lens as production increases. Third quarter revenues should continue the performance trends noted during the first six months, although comparisons to 1997 will be difficult as ReNu MultiPlus was launched during that time frame.
    The company's goal is to realize 5% operating margins in 1998 in the eyewear segment. During the second half of the year, revenue growth is expected from more normalized buying patterns from Sunglass Hut International and from the introduction of the new 1999 sunglass styles.
    The pharmaceuticals/surgical segment is expected to experience accelerated growth throughout the rest of the year, due to newly introduced and acquired products and share gains in all of the company's pharmaceuticals businesses. Going into the year, expectations for the surgical business were that its impact on 1998 earnings per share would be neutral excluding the previously noted one-time charges for purchased in-process R&D and higher cost of products sold resulting from purchase accounting inventory adjustments. With the progress made to date, the business is on target to meet or exceed that goal.

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


                   PART II - OTHER INFORMATION


Item 1. Legal Proceedings


        In its 1997 Annual Report on Form 10-K, the company discussed a class action pending before a New York Supreme Court alleging that the company misled consumers in its marketing and sale of Sensitive Eyes Rewetting Drops, Boston Rewetting Drops, Renu Rewetting Drops and
        Bausch & Lomb Eye Wash. On April 21, 1998, the court dismissed all of the plaintiffs' claims. The plaintiffs have appealed this ruling.


Item 4. Submission of Matters to a Vote of Security Holders

The 1998 annual meeting of shareholders was held on April 28, 1998. The following matters were voted upon and received the votes set forth below:

     1. The individuals named below were elected to three-year terms as directors.

                                          Votes Cast
              Director                For          Withheld
           Domenico De Sole        49,910,285       596,841
           Kenneth L. Wolfe        49,916,695       590,432

        Directors continuing in office are Franklin E. Agnew, William M. Carpenter, Jonathan S. Linen, Ruth R.
        McMullin, John R. Purcell, Linda Johnson Rice, Alvin W.
        Trivelpiece, Ph.D.and William H. Waltrip.

     2. The election of PricewaterhouseCoopers LLP as independent accountants for 1998 was ratified, with 49,561,529 shares voting for, 873,597 shares voting against, and 72,064 shares abstaining.

     3. An amendment to the 1990 Stock Incentive Plan was approved, with 49,379,468 shares voting for, 1,875,129 shares voting against, and 252,592 shares abstaining.

     4. The Bausch & Lomb Management Incentive Compensation Plan was approved, with 48,350,759 shares voting for, 1,890,521 shares voting against, and 265,909 shares abstaining.

     5. A shareholder proposal recommending that the board of directors maximize shareholder value by arranging for the sale of the company was defeated, with 1,726,691 shares voting for, 45,166,213 shares voting against, and 698,564 shares abstaining.

     6. A shareholder proposal requesting that the board of directors eliminate the staggered three-year terms served by board members passed with 27,640,262 shares voting for, 19,393,464 shares voting against, and 557,782 shares abstaining.



Item 6. Exhibits and Reports on Form 8-K

    (a) Item 601 Exhibits

        Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 27, 1998.






                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                BAUSCH & LOMB INCORPORATED




Date:  August 6, 1998
                                By:
                                         Robert B. Stiles
                                       Senior Vice President
                                       and General Counsel





Date:  August 6, 1998
                                By:
                                        Stephen C. McCluski
                                     Senior Vice President and
                                      Chief Financial Officer




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

            (10)-a  1998 Amendment to the Bausch & Lomb
                    Incorporated 1990 Stock Incentive Plan (filed herewith).

            (10)-b  Management Incentive Compensation Plan
                    (filed herewith).

            (10)-c  LTI Deferred Compensation Plan (filed
                    herewith).

            (11)    Statement Regarding Computation of Per Share
                    Earnings (filed herewith).

            (12)    Statement Regarding Computation of Ratio of
                    Earnings to Fixed Charges (filed herewith).

            (27)    Financial Data Schedule (filed herewith).