Form 10-Q
period 1998-09-26
BAUSCH & LOMB INC
filed 1998-11-10
CIK 10427

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the Quarterly Period Ended                       Commission File
September 26, 1998                                    Number: 1-4105


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

                   Yes     x              No

The number of shares of Common stock of the registrant, outstanding as of September 26, 1998, was 56,089,874 consisting of 55,416,393 shares of Common stock and 673,481 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.


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


         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                           STATEMENT OF EARNINGS
                                   Third Quarter Ended     Nine Months Ended
Dollar Amounts In Millions -       Sept 26,    Sept 27,   Sept 26,    Sept 27,
Except Per Share Data                1998        1997       1998        1997
Net Sales                          $575.6      $468.3     $1,763.7    $1,442.7

Costs And Expenses
  Cost of products sold             258.2       213.1        832.6       671.8
  Selling, administrative and
    general                         216.7       181.2        691.5       564.0
  Research and development           22.9        16.4         66.4        48.1
  Purchased in-process research
    and development                   -           -           85.0         -
  Restructuring charges               -          16.0         11.3        54.9
                                    497.8       426.7      1,686.8     1,338.8
Operating Earnings                   77.8        41.6         76.9       103.9

Other (Income) Expense
  Interest and investment income    (13.4)      (10.9)       (34.2)      (30.3)
  Interest expense                   25.6        13.9         77.4        41.6
  Gain from foreign currency, net    (1.3)       (1.0)        (4.9)       (4.8)
  Gain on divestitures                -           -          (56.0)        -
                                     10.9         2.0        (17.7)        6.5

Earnings Before Income Taxes And
  Minority Interest                  66.9        39.6         94.6        97.4

  Provision for income taxes         24.1        15.6         34.1        39.2

Earnings Before Minority Interest    42.8        24.0         60.5        58.2

  Minority interest in
    subsidiaries                      6.3         5.5         18.0        16.2

Net Earnings                         36.5        18.5         42.5        42.0

Retained Earnings At Beginning Of
  Period                            893.6       919.4        916.5       924.7

Cash Dividends Declared:
  Common stock, $0.26 and $0.78
  per share in both 1998 and 1997    14.6        14.5         43.5        43.3

Retained Earnings At End Of
  Period                           $915.5      $923.4     $  915.5    $  923.4

Basic Earnings Per Share           $ 0.65      $ 0.33     $   0.76    $   0.76

Diluted Earnings Per Share         $ 0.65      $ 0.33     $   0.76    $   0.75

Average Shares Outstanding -
  Basic (000s)                     56,022      55,369       55,714      55,421

Average Shares Outstanding -
  Diluted (000s)                   56,501      55,735       56,264      55,421

See Notes to Financial Statements

    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                          BALANCE SHEET
                                            September 26,   December 27,
Dollar Amounts In Millions                      1998            1997
ASSETS
Current Assets
 Cash, cash equivalents and short-term
   investments                               $  148.7       $  183.7
 Trade receivables, less allowances
   of $30.2 and $14.0, respectively             496.9          374.8
 Inventories, net                               415.9          324.3
 Deferred taxes, net                             97.7           66.0
 Other current assets                           165.7          141.4
                                              1,324.9        1,090.2
Property, Plant And Equipment, net              692.5          580.2
Goodwill And Other Intangibles,
 less accumulated amortization
 of $124.6 and $116.6, respectively             802.0          406.9
Other Investments                               547.1          546.4
Other Assets                                    173.1          149.2
 Total Assets                                $3,539.6       $2,772.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable                             $  193.6       $  339.4
   Current portion of long-term debt             27.5            4.4
   Accounts payable                              87.1           72.0
   Accrued compensation                         104.8           73.6
   Accrued liabilities                          382.5          365.9
   Federal, state and foreign income taxes
     payable                                     58.6           32.0
                                                854.1          887.3

Long-Term Debt, less current portion          1,280.7          510.8
Other Long-Term Liabilities                     112.9          119.4
Minority Interest                               440.0          437.0
 Total Liabilities                            2,687.7        1,954.5

Shareholders' Equity
 4% Cumulative Preferred stock,
   par value $100 per share                       -              -
 Class A Preferred stock,
   par value $1 per share                         -              -
 Common stock, par value $0.40
   per share, 60,198,322 shares issued           24.1           24.1
 Class B stock, par value $0.08 per share,
   975,280 and 856,905 shares
   issued, respectively                           0.1            0.1
 Capital in excess of par value                  80.1           76.8
 Retained earnings                              915.5          916.5
 Common and Class B stock
   in treasury, at cost, 5,083,728 and
   5,846,286 shares, respectively              (193.9)        (223.1)
 Accumulated other comprehensive income          34.3           29.1
 Other shareholders' equity                      (8.3)          (5.1)
 Total Shareholders' Equity                     851.9          818.4
 Total Liabilities And Shareholders'
   Equity                                    $3,539.6       $2,772.9

See Notes To Financial Statements

    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                     STATEMENT OF CASH FLOWS
                                                 Nine Months Ended
                                            September 26,   September 27,
Dollar Amounts In Millions                      1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                $  42.5         $  42.0
 Adjustments to reconcile net earnings to
     net cash provided by operating
     activities:
   Depreciation                                 87.4            68.8
   Amortization                                 33.6            15.7
   Change in deferred income taxes              (0.4)           (0.8)
   Gain on divestitures, net of taxes          (32.8)            -
   Restructuring charges, net of taxes           7.6            36.9
   Purchased in-process research and
     development, net of taxes                  51.0             -
   Loss on retirement of fixed assets            2.9             6.3
 Changes in assets and liabilities:
   Trade receivables                           (53.0)          (30.2)
   Inventories                                   3.8            18.0
   Other current assets                        (14.0)          (44.1)
   Accounts payable and accruals               (94.2)          (25.8)
   Income taxes                                  8.7            42.2
   Other long-term liabilities                  (6.8)          (13.9)
     Net cash provided by operating
       activities                               36.3           115.1

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                         (132.6)          (81.2)
 Net cash paid for acquisition of
   businesses                                 (715.1)          (46.6)
 Net cash received from divestitures           135.0             -
 Other                                          11.0           (10.4)
     Net cash used in investing activities    (701.7)         (138.2)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common and Class B shares       (0.2)          (21.4)
 Exercise of stock options                      27.2            11.4
 Net (repayments) proceeds from notes
   payable                                    (143.7)           67.9
 Proceeds from issuance of long-term debt      801.2            13.5
 Repayment of long-term debt                   (12.0)           (2.7)
 Payment of dividends                          (43.5)          (43.1)
     Net cash provided by financing
       activities                              629.0            25.6
Effect of exchange rate changes on cash,
 cash equivalents and short-term
 investments                                     1.4            (8.1)

Net decrease in cash, cash equivalents and
 short-term investments                        (35.0)           (5.6)
Cash, cash equivalents and short-term
 investments, beginning of period              183.7           167.8

Cash, cash equivalents and short-term
 investments, end of period                   $148.7          $162.2

Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
   Interest                                   $ 71.0        $   46.3
   Income taxes                               $ 33.0        $   27.5

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

NOTE A:   Acquisitions and Divestitures

        1) As described in the 1997 Annual Report on Form 10-K, on December 29, 1997, the company acquired Chiron Vision Corporation (Chiron Vision) from Chiron Corporation, and on December 31, 1997, it acquired Storz Instrument Company (Storz) from American Home Products Corporation. The acquisitions were accounted for as purchases, whereby the purchase price, including acquisition costs, was allocated to identified assets, including tangible and intangible assets, purchased research and development and liabilities based upon their respective fair values. The excess of the purchase price over the value of identified assets and liabilities, in the amount of approximately $168, was recorded as goodwill and is being amortized over lives of twenty to forty years.

           The following selected, unaudited pro forma data is presented to provide a summary of the combined results of Bausch & Lomb, Chiron Vision and Storz as if the acquisitions had occurred as of the beginning of 1997. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations had the companies operated as one for the three- and nine-month periods ending September 27, 1997. No effect has been given for synergies, if any, that may be realized through the acquisition.

                                        Third Quarter Ended    Nine Months Ended
             (Unaudited)                September 27, 1997     September 27, 1997
             Net sales                       $567.2              $1,742.9

             Operating earnings              $ 49.6              $  119.7

             Net earnings                    $ 15.5              $   29.0

             Earnings per share - basic      $ 0.28              $   0.52

             Earnings per share - diluted    $ 0.28              $   0.52

        2) On May 22, 1998, the company sold its skin care business to The Andrew Jergens Company for $135 in cash plus the assumption of certain liabilities.


NOTE B: Inventories

        Inventories consisted of the following:

                                         September 26,  December 27,
                                             1998           1997

        Raw materials and supplies         $ 95.4        $ 96.3
        Work in process                      36.4          23.4
        Finished products                   297.4         218.1
                                            429.2         337.8

        Less:  Allowance for valuation
                 of certain U.S.
                 inventories at last-
                 in, first-out cost          13.3          13.5
                                           $415.9        $324.3


NOTE C: Property, Plant And Equipment

        Major classes of property, plant and equipment consisted of the following:

                                     September 26,   December 27,
                                         1998            1997
        Land                          $   26.7        $   21.0
        Buildings                        393.4           392.2
        Leasehold improvements            38.9            34.9
        Machinery and equipment          907.1           727.0
                                       1,366.1         1,175.1

        Less:  Accumulated
               depreciation              673.6           594.9
                                      $  692.5        $  580.2



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

        SFAS 130 does not impact the calculation of net earnings or earnings per share nor does it impact reported assets, liabilities or total shareholders' equity. It does impact the presentation of the components of shareholders' equity within the balance sheet and will result in the presentation of the components of comprehensive income within an annual financial statement, which must be displayed with the same prominence as other financial statements.

        The components of the company's total comprehensive income were:



                              Three Months Ended    Nine Months Ended
                              Sept 26,   Sept 27,   Sept 26,   Sept 27,
                                1998       1997       1998       1997
Net earnings                   $36.5      $18.5      $42.5      $42.0
Foreign currency translation
  adjustments, net of taxes     12.0      (11.4)       5.2      (49.8)
Unrealized holding gain,
  net of taxes                   -          -          -         11.8
  Total Comprehensive Income   $48.5      $ 7.1      $47.7      $ 4.0



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

RESULTS OF OPERATIONS

Comparability of Business Segment Information

Comparison of the company's 1998 and 1997 third quarter and nine-month operating results requires the consideration of certain significant events.
     As announced in April 1997, the company's board of directors approved plans to restructure portions of each of the company's four business segments, as well as certain corporate administrative functions. Restructuring charges concluded during the second quarter of 1998. A pre-tax restructuring charge of $11 was recorded for the nine-month period ending in September 1998 compared to charges of $16 and $55, respectively, for the three- and nine-month periods ending September 1997. The after-tax impact of these charges for the nine-month period ending in September 1998 was $8 or $0.13 per share and, for 1997, $11 or $0.20 per share and $37 or $0.67 per share, respectively, for the three- and nine-month periods.
     During the fourth quarter of 1997, the company divested its thin film business, which was reported in the eyewear segment. This business contributed sales of $4 and $13, respectively, for the three- and nine-month periods ending in September 1997 and operating losses of $2 and $4, respectively, for the same periods.
     As described in Note A, the company acquired Chiron Vision and Storz during the first quarter of 1998. The purchase price was allocated to net assets acquired and to purchased in-process research and development (R&D). Purchased in-process R&D includes the value of products in the development stage not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed, and, accordingly, a pre-tax charge of $85 was recorded during the first quarter of 1998. The after-tax impact for the nine-month period was $51 or $0.91 per share.
     As described in Note A, the company sold its skin care business during the second quarter of 1998. As a result, a non-recurring gain of $56 ($33 or $0.59 per share after taxes) was recorded. This business was reported in the healthcare segment and contributed sales and operating earnings of $9 and $3, respectively, for the quarter ended September 1997. For the nine months ending September 1998 and September 1997, the skin care business contributed sales of $19 and $33, respectively, and operating earnings of $3 in 1998 and $6 in 1997.

Net Sales By Business Segment

     The company's operating results are reported in four business segments: vision care, eyewear, pharmaceuticals/surgical and healthcare. The vision care segment includes contact lenses and lens care products. The eyewear segment includes sunglasses, vision accessories and the divested thin film coating business. The pharmaceuticals/surgical segment includes prescription ophthalmics, over-the-counter (OTC) medications, and products and equipment for cataract, refractive and other ophthalmic surgery. The healthcare segment includes biomedical products and services, hearing aids and the divested skin care business.

     The following is a summary of sales by business segment:

  Net Sales By Business Segment

                               Third Quarter           Nine Months
                              1998       1997        1998        1997
  Vision Care                $249.2     $241.8      $ 708.1     $  674.4
  Eyewear - ongoing            97.7      100.6        358.4        369.8
  Pharmaceuticals/Surgical    151.5       43.0        453.1        146.1
  Healthcare - ongoing         77.2       69.7        224.9        204.4
  Continuing Net Sales        575.6      455.1      1,744.5      1,396.7
  Divested                      -         13.2         19.2         46.0
  Net Sales                  $575.6     $468.3     $1,763.7     $1,442.7


     Total net sales for the quarter ended September 26, 1998 increased $107 or 23% from the 1997 third quarter. The results include $101 in 1998 third-quarter revenues generated by the acquired pharmaceutical and surgical product lines. When results for the divested skin care and thin film businesses are excluded from the 1998 and 1997 results, revenues increased $121 or 26%. On a constant dollar basis (that is, excluding the effect of foreign currency exchange rate changes), continuing business revenues increased 29% compared to the prior-year period.

Vision Care Segment Revenues

The vision care segment includes results of the contact lens and lens care businesses, with lenses comprising 45% and lens care representing 55% of third quarter year-to-date revenues.
     For the third quarter of 1998, revenues increased to $249, an increase of 3% (6% on a constant dollar basis) from the 1997 third quarter, resulting from a 6% improvement in contact lens sales combined with a 1% increase in lens care. Contact lens revenue gains, 10% in constant dollars, were driven by continued strong growth in planned replacement and disposable lenses (collectively PRD), including SofLens one day disposable lenses in Europe, which experienced a more than doubling of sales compared with the prior year period, and Medalist lenses in Japan, which is now the market leader in that country. PRD sales in the U.S. grew modestly but were offset by declining sales of rigid gas permeable and traditional lenses. Despite difficult comparisons to the 1997 third quarter which benefited from the initial sell-in of Renu Multiplus, revenues from lens care products were up 3% in constant dollars, driven primarily by strong gains in Europe.
     Year-to-date, vision care revenues increased 5% or 8% on a constant dollar basis. Improvement was driven primarily by contact lens sales, which have posted 12% constant dollar increases compared to 1997.

Eyewear Segment Revenues

The following analysis excludes results from the divested thin film business. Eyewear segment results are primarily driven by sales of sunglass products, which account for over 97% of this segment's portfolio. For the third quarter of 1998, eyewear segment revenues decreased 3% from the comparable 1997 period. On a constant dollar basis, segment revenues were even with 1997. Sunglass revenues in the U.S. increased 1% despite lower sales to Sunglass Hut International (SHI), the region's largest customer. Outside the U.S. revenues declined 6% or 1% on a constant dollar basis. In Europe, revenues increased 10% but these gains were offset by results in the Asia-Pacific and Latin America regions, as difficult economic situations led to sales shortfalls.
     Year-to-date, segment revenues declined 3% from 1997 and were flat on a constant dollar basis. U.S. revenues declined 4% due primarily to lower sales to SHI. If sales to SHI are excluded from both years, U.S. sunglass sales increased 1%. Non-U.S. revenues decreased 3% but increased 2% after adjusting for currency.

Pharmaceuticals/Surgical Segment Revenues

Third-quarter revenues for the pharmaceuticals/surgical segment increased $109 versus 1997, reflecting the first-quarter addition of the former Chiron Vision and Storz product lines. Pharmaceuticals revenues, benefiting from acquired product lines, increased 35% or 33% on a constant dollar basis.
     In the U.S., pharmaceuticals revenues for the quarter increased 29% over 1997 due to the acquired product lines, as well as increased revenues from Trimethoprim and Crolom and the introduction of Lotemax and Alrex. Also contributing to this increase was the general eye care business, where sales of Opcon-A drove increases in revenues from 1997. Competitive pressures, including price declines on certain generic products, partially offset these sales increases.
     Third quarter non-U.S. pharmaceuticals revenues improved 43% over the prior year, reflecting results for the company's Dr. Mann Pharma subsidiary in Germany, which benefited from a second quarter 1998 acquisition. Double-digit constant dollar sales growth in prescription ophthalmics in combination with improved results in the OTC business, led by ibu-Vivimed, also contributed to the third quarter sales performance.
     Year-to-date, revenues for the segment increased $307 from 1997, due mainly to the acquired product lines. Pharmaceuticals revenues increased 19%, or 22% on a constant dollar basis. U.S. sales advanced 22%, primarily reflecting the acquired product lines. Excluding incremental sales from the acquisitions described previously, pharmaceuticals revenues were up 4% or 5% on a constant dollar basis.

Healthcare Segment Results

The following analysis excludes 1998 and 1997 revenues from the divested skin care business. Healthcare segment revenues for the third quarter of 1998 increased $8 or 11% (14% on a constant dollar basis) over the comparable period in 1997. Year-to-date revenues increased $21 or 10% (13% on a constant dollar basis). Sales of biomedical products rose 10% in the quarter and 8% year-to-date, driven primarily by strong increases in the biotechnology and services business. Hearing aid revenues advanced 15% in the quarter and 20% year-to-date reflecting an increase in the number of company-owned retail outlets.
     Although increased company-owned retail outlets has resulted in higher hearing aid revenues in 1998, the business's profitability has not met management's expectations. As a result, management is in the process of assessing the value of the business in relation to the company's portfolio.

Net Sales By Geographic Region

The following analysis excludes revenues from the divested thin film and skin care businesses.
     Sales in markets outside the U.S. totaled $275 in the third quarter of 1998, an increase of $54 or 24% compared with the 1997 period. Year-to-date sales were $864 compared to $707 in 1997, an increase of 22%. Non-U.S. sales from the acquired surgical businesses and increased revenues for vision care products, primarily contact lenses, offset declines in the eyewear segment. For the three- and nine-month periods, currency exchange rates had a negative impact on non-U.S. sales of 6% and 7%, respectively. Non-U.S. sales represented 50% and 51%, respectively, of year-to-date consolidated revenues for the nine-month periods ending September 1998 and 1997.
     Third-quarter sales in the European region advanced 50% versus 1997, with minimal impact due to currency, due in large part to incremental pharmaceuticals/surgical sales and growth in vision care sales. Sunglass sales for both the quarter and year-to-date periods increased over the 1997 periods. Third quarter sales in the Asia-Pacific region were flat to prior year, but advanced 13% in constant dollars, due in large part to incremental surgical sales and to the strong growth of PRD lenses throughout most of the region. Revenues in Japan were down 4% versus 1997 for the quarter, but improved 13% in constant dollars due primarily to the continued success of Medalist contact lenses. Revenues in Canada and Latin America increased 12% over the prior quarter and 25% over the prior year-to-date due mainly to incremental surgical sales and sales of vision care products, including ReNu MultiPlus. Latin America eyewear sales declined during the quarter as economic conditions deteriorated in the region.
     U.S. sales totaled $301 in the third quarter, an increase of $67 or 29% from 1997, due primarily to incremental surgical sales. For the year, sales increased $191 to $880, an increase of 28%, again primarily due to acquired businesses.

Costs And Expenses

The following analysis excludes results from the divested thin film and skin care businesses.
     The ratio of cost of products sold to sales was 44.9% during the third quarter of 1998 versus 45.3% in 1997. Favorability in manufacturing costs for the eyewear segment contributed to this improvement. For the nine-month period, this ratio was 47.4% for 1998 and 46.5% for 1997. The 1998 year-to-date ratio reflected the $32 impact of higher reported cost of products sold resulting from purchase accounting inventory adjustments related to the surgical acquisitions. The 1997 year-to-date ratio reflected a $9 provision for the projected cost of exiting certain Ray-Ban product lines. Integration costs resulting from the surgical acquisitions contributed to this unfavorable variance but were partially offset by favorable manufacturing costs in the eyewear segment which resulted from restructuring efforts.
     Selling, administrative and general expenses, including corporate administration, were 37.7% of sales in the third quarter of 1998 compared to 38.9% in 1997. Year-to-date, these expenses were 39.0% of sales versus 38.9% in 1997. The year-over-year unfavorable ratio reflected planned increases in marketing and advertising, higher selling costs as well as the incremental expenses and integration costs associated with the transition of the acquired product lines of Chiron Vision and Storz. Included in the 1997 year-to-date amount was a $2 provision for the write-off of the company's equity investment in a start-up eyewear technology venture.
     Corporate administration expenses were 2.0% of sales in the third quarter of 1998, versus 2.3% in the same period of 1997. Year-to-date, the amounts were 1.9% versus 2.5%. The reduction reflects the continued efforts resulting from company-wide restructuring and a higher sales base due to the surgical acquisitions.
     R&D expenses totaled $23 in the third quarter of 1998, an increase of $7 over 1997. This represented 4.0% of sales in 1998, as compared to 3.5% in 1997. On a year-to-date basis, R&D expense was 3.8% of sales versus 3.3% in 1997. The increase is due primarily to spending in the pharmaceuticals/surgical segment.

Restructuring Reserves

As described in previous filings, in the first quarter of 1997 the company's board of directors approved plans to restructure all business segments as well as certain corporate administrative functions. As a result, cumulative pre-tax restructuring charges of $74 were recorded throughout 1997. An additional $11 was recorded in the first half of 1998 in connection with these programs.
     The restructuring effort is expected to significantly reduce the company's fixed cost structure and realign the organization to meet its strategic objectives through the closure, relocation and consolidation of manufacturing, distribution, sales and administrative operations, and workforce reductions.
     The following table sets forth the activity in the restructuring reserve through September 26, 1998:

                                 Vision          Pharma/                 Corporate
                                  Care  Eyewear  Surgical  Healthcare  Administration   Total
Restructuring Provisions         $23.3   $41.4     $5.0       $5.9         $9.9         $85.5

Less charges:
 Non-cash items                    3.3     7.1      -          1.8          0.3          12.5
 Cash payments                    13.0    26.5      3.4        2.4          8.9          54.2
Balance at September 26, 1998    $ 7.0   $ 7.8     $1.6       $1.7         $0.7         $18.8

     Remaining reserves primarily represent liabilities related to employee separations. No further provisions are expected to be recorded for the 1997 restructuring program.

Operating Earnings

For the third quarter of 1998, the company's reported operating earnings were $78, compared to earnings of $42 for the same 1997 period, or $56 when discontinued businesses and restructuring charges are excluded from 1997 results.
    On a year-to-date basis, the company reported operating earnings of $77 compared to $104 in the prior year. Ongoing businesses generated operating earnings of $74 as compared to $102 in 1997. This was primarily driven by the purchase accounting adjustment for in-process R&D related to the acquisitions of the surgical businesses. Excluding this charge and restructuring charges in both periods, operating earnings from ongoing businesses would have been $170 in 1998 versus $157 in 1997.
    The increase in comparable basis results for both the quarter and year-to-date was driven mainly by incremental results in the pharmaceuticals/surgical segment as well as year-over-year improvements in manufacturing costs in the eyewear segment.

Other Income And Expenses

Income from interest and investments totaled $13 for the third quarter. The increase of $3 over the same period in 1997 was primarily because of a gain on the sale of an equity investment that was acquired as part of a prior year divestiture. Interest expense for the quarter of $26, an increase of $12 over the third quarter of 1997, reflected the incremental debt associated with recent acquisitions. Foreign currency gains of $1 were primarily the result of favorable hedging activities.

Liquidity And Financial Resources

Cash Flows From Operating Activities

Cash provided by operating activities was $36 through the third quarter of 1998, a $79 unfavorable change versus the comparable 1997 period. Increases in accounts receivable, a payment to fund a settlement of litigation commenced in a prior year, and the timing of income tax payments and refunds, partially offset by the relative favorability in the settlement of foreign exchange contracts, were the primary reasons for the unfavorability to the prior year period.


Cash Used In Investing Activities

Cash used in investing activities was $702 for the first nine months of 1998, an increase of $564 from the comparable 1997 period, reflecting acquisitions and capital spending offset by an inflow from the skin care divestiture. Capital spending increased $51 to $133 compared to the prior year period. A significant portion of 1998 capital spending is being used to support expanded contact lens manufacturing capacity.

Cash Provided By Financing Activities

Through the third quarter of 1998, $629 was provided by financing activities versus $26 for the comparable 1997 period. New borrowings were primarily used to fund acquisitions and capital expenditures.

Free Cash Flow

Free cash flow for the third quarter of 1998 was $75 compared to $49 for the third quarter of 1997 due to a variety of operational factors including increased earnings, the timing of income tax payments and lower cash outlays for restructuring charges. For the first nine months of 1998, free cash flow was negative $94 compared to positive $15 in the prior year, primarily due to amounts described under "Cash Flows From Operating Activities" above.
     The positive free cash flow for the third quarter of 1998 is consistent with historical trends whereby the company has been a user of free cash during the first half of the year and a provider of free cash during the second half.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, increased $647 from year-end 1997 due primarily to the borrowings needed to complete the surgical business acquisitions. The increase in debt is reflected in the ratio of total debt to capital, which was 63.8% at the end of the third quarter of 1998 versus 51.6% at the end of the comparable 1997 period.
    During the third quarter of 1998, the company sold $300 of putable / callable long-term notes with varying maturities and interest rates, and $200 of 30-year debentures. The proceeds were used to reduce short-term debt. During the second quarter, the company used cash proceeds from the sale of the skin care business to reduce outstanding short-term debt.
    Cash and short-term investments totaled $149 at the end of the 1998 third quarter compared to $184 at December 1997 and $162 at September 1997.

Access to Financial Markets

The company maintains U.S. revolving credit agreements, with both short-term and 5-year terms, totaling $700. The interest rates under these agreements are based on the LIBOR rate, or, at the company's option, the higher of several other common indices. No debt was outstanding under these agreements as of September 26, 1998. At September 26, 1998, the 5-year term portion of these revolving credit agreements supported $300 of unsecured promissory notes, which have been classified as long-term debt. In addition, the company maintains other lines of credit on which it may draw to meet its financing requirements.
    The company believes its existing credit facilities will provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital

Working capital amounted to $471 at the end of the third quarter of 1998, $203 at year-end 1997 and $19 at the end of the third quarter of 1997. The increase in working capital primarily reflects the reduction of short-term borrowings due to the issuance of long-term debt. The current ratio was 1.6, 1.2 and
1.0 for these periods, respectively.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the third quarters of both 1998 and 1997. The return on average shareholders' equity of 6.3% for the twelve-month period ended September 26, 1998 reflected restructuring charges, the first quarter 1998 charge for purchased in-process R&D, the second quarter 1998 gain on divestiture and a fourth quarter 1997 charge for a litigation settlement. This ratio was 6.8% for the twelve-month period ending September 27, 1997, and also reflected restructuring and a gain on divestiture.

Risks Associated With Year 2000 Date Issues

The company has been addressing the potential risks associated with the year 2000 date issue. It has established a formal program to assess and renovate internal information technology
("IT") and non-information technology ("non-IT") operations that are at risk, and further, to evaluate the year 2000 readiness of key third party suppliers and recipients of products, services, materials or data. Year 2000 issues are being addressed through a combination of software replacement, system upgrades and, in limited instances, source code modifications (collectively, "renovation"). Ongoing reengineering projects have had the incidental benefit of remediating several major year 2000 issues.
     The assessment phase of IT systems is substantially complete. The renovation phase is on schedule and the company plans to have all key IT systems tested and compliant by the end of June 1999. Other IT systems should be tested and compliant during the first three quarters of 1999, depending on the project. For non-IT systems, the company has engaged a leading production systems integration firm specializing in Year 2000 assessment and remediation of manufacturing, distribution and research and development facilities. The assessment phase is ongoing and should be completed by the end of the first quarter 1999. Based on information available at this time, the company plans to have all key non-IT systems tested and compliant during the third or fourth quarter 1999,depending on the project. The company has been assessing the readiness of key suppliers and customers since early 1998. To further facilitate this assessment, the company will interact with each major supplier or recipient of data, materials, products or services, including face-to-face interviews with those considered to be critical to the company. This assessment is scheduled for completion early in the fourth quarter of 1999.
     Anticipated costs, comprised of both period expenses and capital expenditures, of identifying and remediating year 2000 issues in the above-described areas is expected to be in the range of $65-$75, of which approximately $20 has been incurred to date. Of the total anticipated costs, approximately 50% is expected to be capitalized as part of system upgrades and replacements. Management believes that its year 2000 program will substantially reduce the risk of a material adverse impact on future financial results caused by the year 2000 issue. Potential risks of a failure to address a year 2000 issue
(whether IT, non-IT or external) that could have a materially detrimental impact to the company include the inability to manufacture or ship products, the inability to receive and fill orders, and problems with customers or suppliers including the loss of electrical power or the failure of a key customer or supplier to purchase products or provide anticipated goods and services. At this stage, no overall contingency plan has been developed. Specified contingency plans will be developed as specific risks are identified.
     The estimated costs of remediation and the expected completion dates described above are based on information available at this time and may be updated as additional information and assessment phase results become available. Readers are referred to the section of this filing labeled "Information Concerning Forward-Looking Statements" which addresses forward-looking statements made by the company.

OUTLOOK

The vision care segment is expected to return to high single-digit revenue growth in the fourth quarter and continue into 1999 as the difficult comparisons versus the ReNu Multiplus launch in the U.S. will be mitigated. In addition, the company expects to launch its line of disposable toric contact lenses in the U.S. during the fourth quarter.
    Fourth quarter revenues in the eyewear segment are expected to be essentially even with the prior year. Operating margins for the year are expected to be in the range of 3%, a 6 percentage point increase from 1997. This is below the company's stated goal of 5%, the result of revenue shortfalls from SHI that began in the third quarter. The company is assessing whether the future performance of SHI will impact the ability to meet the operating margin goals of 10% in 1999 and 15% in 2000.
    The pharmaceuticals/surgical segment is expected to experience accelerated growth throughout the rest of the year, due to newly introduced and acquired products. Third quarter trends are expected to continue for pharmaceuticals products, while surgical product revenues should accelerate due to the launch of a new insertion system for foldable intraocular lenses, enhancements to the Millennium line of phacoemulsiphication equipment, and the recent signing of a major managed care contract for cataract products. Earnings from the surgical business are expected to be slightly accretive to the fourth quarter and to 1998, and will gain momentum in 1999 as additional manufacturing sites are consolidated and the company realizes the benefit of administrative consolidations which have taken place over the last nine months.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

When used in this discussion, the words "anticipate," "should," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors affecting the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, the impact of competition, seasonality and general economic conditions in the global sunglass, vision care and ophthalmic surgical and pharmaceutical markets, where the company's core businesses compete, changes in global economic and political conditions, customer concentration (the company's five largest customers accounted, in the aggregate, for over 10% of total sales in the first nine months of 1998 changing trends in consumer preferences and tastes, legal proceedings initiated by or against the company, changes in government regulation of the company's products and operations, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, difficulties or delays in the development, production, testing and marketing of products and the effect of changes within the company's organization, and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including its 1997 Annual Report on Form 10-K.


                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          In its 1997 Annual Report on Form 10-K, the company reported the proposed settlement of shareholder actions against the company, the former Chief Executive Officer and Chairman, Daniel E. Gill and four other officers. On October 28, 1998, the United States District Court for the Western District of New York approved this settlement.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Item 601 Exhibits

          Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

    (b)   Reports on Form 8-K

          Current Report on Form 8-K dated July 29, 1998 included supplemental indentures No. 1 and No. 2 between the company and Citibank N.A. and the underwriting agreement specific to these supplemental indentures.










                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      BAUSCH & LOMB INCORPORATED




Date: November 10, 1998               By:
                                                 Robert B. Stiles
                                               Senior Vice President
                                               and General Counsel





Date: November 10, 1998               By:
                                                Stephen C. McCluski
                                             Senior Vice President and
                                              Chief Financial Officer





                          EXHIBIT INDEX



S-K Item 601 No.                       Document

            (3)-a By-laws of Bausch & Lomb Incorporated, as amended, effective October 26, 1998 (filed herewith).

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

            (4)-e Supplemental Indenture No. 1, dated May 13, 1998, between the Company and Citibank N.A. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, dated July 24, 1998, File No. 1-4105, and incorporated herein by reference).

            (4)-f     Supplemental Indenture No. 2, dated as of
                      July 29, 1998, between the Company and Citibank N.A. (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, dated July 24, 1998, File No. 1-4105, and incorporated herein by reference).

            (11) Statement Regarding Computation of Per Share Earnings (filed herewith).

            (12)      Statement Regarding Computation of Ratio of
                      Earnings to Fixed Charges (filed herewith).

            (27)      Financial Data Schedule (filed herewith).