Form 10-Q/A
period 1998-03-28
BAUSCH & LOMB INC
filed 1999-03-09
CIK 10427

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

    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF EARNINGS
                                            First Quarter Ended
Dollar Amounts In Millions -             March 28,         March 29,
Except Per Share Data                      1998              1997

Net Sales                               $553.1              $451.2

Costs And Expenses
  Cost of products sold                  276.1               227.2
  Selling, administrative and general    228.7               181.0
  Research and development                20.6                15.6
  Purchased in-process research and
    development                           41.0                   -
  Restructuring charges                    3.7                12.8
                                         570.1               436.6
Operating (Loss) Earnings                (17.0)               14.6

Other (Income) Expense
  Investment income                      (10.1)              (10.0)
  Interest expense                        25.4                13.6
  Gain from foreign currency, net         (1.7)               (1.2)
                                          13.6                 2.4

(Loss) Earnings Before Income Taxes
  And Minority Interest                  (30.6)               12.2

  Provision for income taxes             (12.6)                4.3

(Loss) Earnings Before Minority          (18.0)                7.9
  Interest

  Minority interest in subsidiaries        5.2                 4.6

Net (Loss) Earnings                     $(23.2)             $  3.3

Retained Earnings At Beginning Of
  Period                                 916.5               924.7

Cash Dividends Declared:
  Common stock, $0.26 per share
  In 1998 and 1997                        14.4                14.4

Retained Earnings At End Of Period      $878.9              $913.6

Basic Earnings Per Share                $(0.42)             $ 0.06

Diluted Earnings Per Share              $(0.42)             $ 0.06

Average Shares Outstanding - Basic      55,333              55,439
  (000s)

Average Shares Outstanding - Diluted    55,333              55,594
  (000s)

See Notes to Financial Statements

    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                          BALANCE SHEET
                                             March 28,       December 27,
Dollar Amounts In Millions                     1998              1997
ASSETS
Current Assets
 Cash, cash equivalents and short-term
   investments                               $  152.2        $  183.7
 Trade receivables, less allowances
   of $25.7 and $14.0, respectively             460.2           374.8
 Inventories, net                               422.3           324.3
 Deferred taxes, net                             78.2            66.0
 Other current assets                           175.6           141.4
                                              1,288.5         1,090.2
Property, Plant And Equipment, net              654.5           580.2
Goodwill And Other Intangibles,
 less accumulated amortization
 of $112.2 and $116.6, respectively             891.1           406.9
Other Investments                               543.3           546.4
Other Assets                                    161.0           149.2
 Total Assets                                $3,538.4        $2,772.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable                             $  849.9        $  339.4
   Current portion of long-term debt              5.1             4.4
   Accounts payable                              87.8            72.0
   Accrued compensation                          85.9            73.6
   Accrued liabilities                          358.2           365.9
   Federal, state and foreign income taxes
     payable                                     10.6            32.0
                                              1,397.5           887.3

Long-Term Debt, less current portion            813.1           510.8
Other Long-Term Liabilities                     110.3           119.4
Minority Interest                               443.3           437.0
 Total Liabilities                            2,764.2         1,954.5

Shareholders' Equity
 4% Cumulative Preferred stock,
   par value $100 per share                         -               -
 Class A Preferred stock,
   par value $1 per share                           -               -
 Common stock, par value $0.40
   per share, 60,198,322 shares issued           24.1            24.1
 Class B stock, par value $0.08 per share,
   994,987 and 856,905 shares
   issued, respectively                           0.1             0.1
 Capital in excess of par value                  79.8            76.8
 Retained earnings                              878.9           916.5
 Common and Class B stock
   in treasury, at cost, 5,583,542 and
   5,846,286 shares, respectively              (212.1)         (223.1)
 Accumulated other comprehensive income          15.7            29.1
 Other shareholders' equity                     (12.3)           (5.1)
 Total Shareholders' Equity                     774.2           818.4
 Total Liabilities And Shareholders' Equity  $3,538.4        $2,772.9

See Notes To Financial Statements

    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                     STATEMENT OF CASH FLOWS
                                                Three Months Ended
                                             March 28,       March 29,
Dollar Amounts In Millions                     1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) earnings                        $(23.2)        $  3.3
 Adjustments to reconcile net (loss)
     earnings to net cash used in
     operating activities:
   Depreciation                               27.8           22.2
   Amortization                               11.5            4.8
   Change in deferred income taxes             2.7           (1.6)
   Restructuring charges, net of taxes         2.4            7.7
   Purchased in-process research and
     development, net of taxes                24.6              -
   Loss on retirement of fixed assets          3.0            3.0
 Changes in assets and liabilities:
   Trade receivables                         (16.9)         (30.8)
   Inventories                                (4.2)           9.4
   Other current assets                      (16.0)         (36.3)
   Accounts payable and accruals            (106.0)          (7.7)
   Income taxes                              (17.7)           4.1
   Other long-term liabilities                (6.0)         (11.2)
     Net cash used in operating activities  (118.0)         (33.1)

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                        (42.9)         (26.1)
 Net cash paid for acquisition of
   businesses                               (681.2)             -
 Other                                         7.8          (10.9)
     Net cash used in investing activities  (716.3)         (37.0)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common and Class B shares        -           (0.1)
 Exercise of stock options                     8.5            3.7
 Net proceeds from notes payable             511.4           68.5
 Proceeds from issuance of long-term debt    304.2            2.5
 Repayment of long-term debt                  (4.6)          (0.6)
 Payment of dividends                        (14.4)         (14.2)
     Net cash provided by financing
       activities                            805.1           59.8
Effect of exchange rate changes on cash,
 cash equivalents and short-term
   investments                                (2.3)          (5.6)

Net decrease in cash, cash equivalents and
 short term investments                      (31.5)         (15.9)
Cash, cash equivalents and short-term
 investments, beginning of period            183.7          167.8

Cash, cash equivalents and short-term
 investments, end of period                 $152.2         $151.9

Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
   Interest                                 $ 26.5         $ 17.6
   Income taxes                             $  7.2         $  7.5

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

NOTE A: Acquisitions and Divestitures

        1) As described in the 1997 Annual Report on Form 10-K, on
           December 29, 1997, the company acquired Chiron Vision Corporation (Chiron Vision) from Chiron Corporation for $300 in cash, and on December 31, 1997, it acquired Storz Instrument Company (Storz) from American Home Products for $380 in cash. The acquisitions were accounted for as purchases, whereby the purchase price, including acquisition costs, were allocated to identified assets, including tangible and intangible assets, purchased research and development and liabilities based upon their respective fair values. The excess of the purchase price over the value of identified assets and liabilities, in the amount of $228, was recorded as goodwill and is being amortized over lives of twenty to forty years.

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

                                       For the Quarter Ended
                                     March 29, 1997 (unaudited)

           Net sales                           $548.0

           Operating earnings                  $15.8

           Net loss                            $(3.9)

           Earnings per share - basic          $(0.07)

           Earnings per share - diluted        $(0.07)


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

        The components of the company's total comprehensive income were:

                                         Three Months Ended
                                      March 28,      March 29,
                                        1998           1997
        Net (loss) earnings            $(23.2)        $  3.3
        Foreign currency translation
          adjustments, net of taxes     (13.4)         (34.0)
        Unrealized holding gain, net
          of taxes                          -           11.8
          Total Comprehensive Income   $(36.6)        $(18.9)


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

RESULTS OF OPERATIONS

Comparability of Business Segment Information

Comparison of the company's 1998 and 1997 first quarter operating results requires the consideration of certain significant events.
     As announced in April 1997, the company's board of directors approved plans to restructure portions of each of the company's four business segments, as well as certain corporate administrative functions. The restructuring efforts have been ongoing and resulted in pre-tax restructuring charges of $4 and $13 for the quarters ended March 28, 1998 and March 29, 1997, respectively. The after-tax impact of these charges was $2 or $0.04 per share for the quarter ended March 28, 1998 and $8 or $0.14 per share for the quarter ended March 29, 1997.
     During the fourth quarter of 1997, the company divested its thin film business, which was reported in the eyewear segment. This business contributed sales and operating earnings of $4 and negative $1, respectively, in the first quarter of 1997.
     As described in Note A, the company acquired Chiron Vision and Storz during the first quarter of 1998. The purchase price was allocated to net assets acquired and to purchased in-process research and development (R&D). Purchased in-process R&D includes the value of products in the development stage not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed, and, accordingly, a pre-tax charge of $41 was recorded during the first quarter of 1998. The after-tax impact was $25 or $0.44 per share.

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

                            Vision           Pharmaceuticals/                   Corporate
                             Care   Eyewear      Surgical       Healthcare    Administration   Total

Restructuring Provisions     $21.5   $36.7       $5.1             $5.9          $8.7           $77.9

Less charges:
 Non-cash items                3.3     6.6          -              1.8           0.3            12.0
 Cash payments                10.3    14.7        3.3              1.9           7.5            37.7
Balance at March 28, 1998    $ 7.9   $15.4       $1.8             $2.2          $0.9           $28.2

     Reserves remaining primarily represent liabilities related to employee separations. Expenses related to the program are expected to be incurred through the second quarter of 1998.

Operating Earnings

For the first quarter of 1998, the company recorded an operating loss of $17, compared to earnings of $15 for the same 1997 period. Excluding restructuring and purchased in-process research and development charges recorded during the quarter, operating earnings would have been $28. Operating results reflect costs associated with the addition and transition of the surgical business, increased spending on consumer-directed marketing and advertising and the one-time write-up of inventory discussed previously.

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

Financial Position

The company's total debt, consisting of short- and long-term borrowings, increased $814 from year end 1997 due primarily to the borrowings needed to consummate recent acquisitions, to fund the proposed litigation settlement and to pay for restructuring charges. The increase in debt is reflected in the ratio of total debt to capital, which was 68.3% at the end of the first quarter of 1998 versus 49.9% at the end of the comparable 1997 period. During the second quarter, the company expects to use cash proceeds from the pending sale of the skin care business to reduce outstanding short-term debt.
    Cash and short-term investments totaled $152 at the end of the first quarter of both 1998 and 1997.

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

Working Capital

Working capital amounted to negative $109 at the end of the first quarter of 1998, reflecting increased short-term borrowings associated with recent acquisitions. Working capital was $203 at year end 1997 and negative $5 at the end of the first quarter of 1997. The current ratio was 0.9, 1.2 and 1.0 for these periods, respectively.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the first quarters of both 1998 and 1997. The return on average shareholders' equity of 2.8% for the twelve-month period ended March 28, 1998 reflects restructuring charges recorded in each of the last four quarters, the first quarter 1998 charge for purchased in-process R&D and a fourth quarter 1997 charge for the proposed litigation settlement. This ratio was 7.2% for the twelve-month period ending March 29, 1997, and included restructuring and litigation charges which were much lower than those recorded in the most recent twelve-month period.

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





                                BAUSCH & LOMB INCORPORATED




Date: March 9, 1999             By:
                                         Robert B. Stiles
                                       Senior Vice President
                                        and General Counsel




Date: March 9, 1999             By:
                                        Stephen C. McCluski
                                     Senior Vice President and
                                      Chief Financial Officer



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