Form 10-Q/A
period 1998-06-27
BAUSCH & LOMB INC
filed 1999-03-09
CIK 10427

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549


                           FORM 10-Q/A

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934




For the Quarterly Period Ended                       Commission File
June 27, 1998                                        Number:  1-4105


                   BAUSCH & LOMB INCORPORATED

     (Exact name of registrant as specified in its charter)


New York                                                16-0345235
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                     Identification No.)


        One Bausch & Lomb Place, Rochester NY  14604-2701
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


    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF EARNINGS
                                     Second Quarter Ended    Six Months Ended
Dollar Amounts In Millions -         June 27,   June 28,     June 27,   June 28,
Except Per Share Data                  1998       1997         1998       1997

Net Sales                            $635.1     $523.2       $1,188.1     $974.4

Costs And Expenses
  Cost of products sold               298.3      231.5          574.4      458.7
  Selling, administrative and
    general                           246.9      201.8          475.5      382.8
  Research and development             22.9       16.1           43.5       31.7
  Purchased in-process research and
   development                            -          -           41.0          -
  Restructuring charges                 7.6       26.1           11.3       38.9
                                      575.7      475.5        1,145.7      912.1
Operating Earnings (Loss)              59.4       47.7           42.4       62.3

Other (Income) Expense
  Interest and investment income      (10.7)      (9.4)         (20.7)     (19.4)
  Interest expense                     26.3       14.1           51.7       27.7
  Gain from foreign currency, net      (1.8)      (2.7)          (3.6)      (3.8)
  Gain on divestitures                (56.0)         -          (56.0)         -
                                      (42.2)       2.0          (28.6)       4.5

Earnings Before Income Taxes And
  Minority Interest                   101.6       45.7           71.0       57.8

  Provision for income taxes           39.9       19.3           27.4       23.6

Earnings Before Minority Interest      61.7       26.4           43.6       34.2

  Minority interest in subsidiaries     6.4        6.1           11.6       10.7

Net Earnings                         $ 55.3     $ 20.3         $ 32.0     $ 23.5

Retained Earnings At Beginning Of
  Period                              878.9      913.6          916.5      924.7

Cash Dividends Declared:
  Common stock, $0.26 and $0.52 per
  share in both 1998 and 1997          14.6       14.5           28.9       28.8

Retained Earnings At End Of Period   $919.6     $919.4         $919.6     $919.4

Basic Earnings Per Share             $ 0.99     $ 0.37         $ 0.58     $ 0.42

Diluted Earnings Per Share           $ 0.98     $ 0.36         $ 0.57     $ 0.42

Average Shares Outstanding - Basic
  (000s)                             55,787     55,456         55,560     55,448
Average Shares Outstanding -
  Diluted (000s)                     56,582     55,771         56,146     55,683

See Notes to Financial Statements

    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                          BALANCE SHEET
                                             June 27,        December 27,
Dollar Amounts In Millions                     1998              1997
ASSETS
Current Assets
 Cash, cash equivalents and short-term
   investments                               $  147.5       $  183.7
 Trade receivables, less allowances
   of $28.6 and $14.0, respectively             511.4          374.8
 Inventories, net                               408.6          324.3
 Deferred taxes, net                             78.9           66.0
 Other current assets                           168.5          141.4
                                              1,341.9        1,090.2
Property, Plant And Equipment, net              673.3          580.2
Goodwill And Other Intangibles,
 less accumulated amortization
 of $119.4 and $116.6, respectively             849.2          406.9
Other Investments                               546.3          546.4
Other Assets                                    167.8          149.2
 Total Assets                                $3,551.5       $2,772.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable                             $  765.7       $  339.4
   Current portion of long-term debt             26.6            4.4
   Accounts payable                              86.6           72.0
   Accrued compensation                          95.6           73.6
   Accrued liabilities                          370.6          365.9
   Federal, state and foreign income taxes
     payable                                     39.6           32.0
                                              1,384.7          887.3

Long-Term Debt, less current portion            783.5          510.8
Other Long-Term Liabilities                     112.5          119.4
Minority Interest                               437.7          437.0
 Total Liabilities                            2,718.4        1,954.5

Shareholders' Equity
 4% Cumulative Preferred stock,
   par value $100 per share                         -              -
 Class A Preferred stock,
   par value $1 per share                           -              -
 Common stock, par value $0.40
   per share, 60,198,322 shares issued           24.1           24.1
 Class B stock, par value $0.08 per share,
   970,405 and 856,905 shares
   issued, respectively                           0.1            0.1
 Capital in excess of par value                  79.6           76.8
 Retained earnings                              919.6          916.5
 Common and Class B stock
   in treasury, at cost, 5,280,684 and
   5,846,286 shares, respectively              (200.7)        (223.1)
 Accumulated other comprehensive income          22.3           29.1
 Other shareholders' equity                     (11.9)          (5.1)
 Total Shareholders' Equity                     833.1          818.4
 Total Liabilities And Shareholders' Equity  $3,551.5       $2,772.9

See Notes To Financial Statements

    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                     STATEMENT OF CASH FLOWS
                                                 Six Months Ended
                                             June 27,        June 28,
Dollar Amounts In Millions                     1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                $ 32.0          $ 23.5
 Adjustments to reconcile net earnings to
     net cash (used in) provided by
     operating activities:
   Depreciation                                56.3            42.9
   Amortization                                22.7            10.3
   Change in deferred income taxes              1.3             1.0
   Gain on divestitures, net of taxes         (32.8)              -
   Restructuring charges, net of taxes          7.6            26.0
   Purchased in-process research and
     development, net of taxes                 24.6               -
   Loss on retirement of fixed assets           3.1             7.3
 Changes in assets and liabilities:
   Trade receivables                          (72.7)          (76.8)
   Inventories                                  5.8            14.9
   Other current assets                       (19.0)          (33.7)
   Accounts payable and accruals              (94.6)           (2.1)
   Income taxes                                (9.3)           32.7
   Other long-term liabilities                 (9.9)          (15.3)
     Net cash (used in) provided by
      operating activities                    (84.9)           30.7

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                         (90.0)          (52.3)
 Net cash paid for acquisition of
   businesses                                (715.0)          (44.1)
 Net cash received from divestitures          135.0               -
 Other                                          8.0            (5.5)
     Net cash used in investing activities   (662.0)         (101.9)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common and Class B shares         -           (10.2)
 Exercise of stock options                     19.7             9.2
 Net proceeds from notes payable              424.7            63.6
 Proceeds from issuance of long-term debt     304.3            15.0
 Repayment of long-term debt                   (7.5)           (2.6)
 Payment of dividends                         (28.8)          (28.8)
     Net cash provided by financing
       activities                             712.4            46.2
Effect of exchange rate changes on cash,
 cash equivalents and short-term
 investments                                   (1.7)           (6.1)

Net decrease in cash, cash equivalents and
 short term investments                       (36.2)          (31.1)
Cash, cash equivalents and short-term
 investments, beginning of period             183.7           167.8
 beginning of period

Cash, cash equivalents and short-term
 investments, end of period                  $147.5          $136.7

Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
   Interest                                  $ 50.5          $ 27.4
   Income taxes                              $ 24.0          $ 14.6

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

NOTE A: Acquisitions and Divestitures

        1) As described in the 1997 Annual Report on Form 10-K, on
           December 29, 1997, the company acquired Chiron Vision Corporation (Chiron Vision) from Chiron Corporation, and on December 31, 1997, it acquired Storz Instrument Company (Storz) from American Home Products. The acquisitions were accounted for as purchases, whereby the purchase price, including acquisition costs, was allocated to identified assets, including tangible and intangible assets, purchased research and development and liabilities based upon their respective fair values. The excess of the purchase price over the value of identified assets and liabilities, in the amount of $211, was recorded as goodwill and is being amortized over lives of twenty to forty years.

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


                                   Second Quarter Ended     Six Months Ended
             (Unaudited)              June 28, 1997          June 28, 1997

             Net sales                     $627.7              $1,175.7

             Operating earnings             $53.5                 $69.3

             Net earnings                   $16.8                 $12.9

             Earnings per share - basic     $0.30                 $0.23

             Earnings per share - diluted   $0.30                 $0.23


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

        The components of the company's total comprehensive income were:

                                        Three Months Ended    Six Months Ended
                                        June 27,  June 28,    June 27,  June 28,
                                          1998      1997        1998      1997
        Net earnings                     $55.3     $20.3       $32.0     $23.5
        Foreign currency translation
         adjustments, net of taxes         6.6      (4.5)       (6.8)    (38.4)
        Unrealized holding gain,
         net of taxes                        -         -           -      11.8
           Total Comprehensive Income    $61.9     $15.8       $25.2     $(3.1)

NOTE E: Subsequent Event

        On July 24, 1998, the company sold $300 of putable/callable notes and $200 of 30-year debentures. Settlement occurred on July 29, 1998. Proceeds were used to reduce short-term debt, and as a result the company reduced its 364-day revolving credit facility to $400 from $900. This reduced amount, added to the existing $300 5-year revolving credit facility, brings total revolving credit to $700.

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

RESULTS OF OPERATIONS

Comparability of Business Segment Information

Comparison of the company's 1998 and 1997 second quarter and six-month operating results requires the consideration of certain significant events.
     As announced in April 1997, the company's board of directors approved plans to restructure portions of each of the company's four business segments, as well as certain corporate administrative functions. The restructuring efforts have been ongoing and resulted in pre-tax restructuring charges of $8 and $11 for the three- and six-month periods ending in June 1998, respectively, compared to charges of $26 and $39, respectively, recorded for the equivalent 1997 periods. The after-tax impact of these charges for the three- and six-month periods were, for 1998, $5 or $0.09 per share and $8 or $0.13 per share, respectively, and, for 1997, $18 or $0.33 per share and $26 or $0.47 per share, respectively.
     During the fourth quarter of 1997, the company divested its thin film business, which was reported in the eyewear segment. This business contributed sales of $5 and $9, respectively, for the three- and six-month periods ending in June 1997 and operating losses of $1 and $2, respectively, for the same periods.
     As described in Note A, the company acquired Chiron Vision and Storz during the first quarter of 1998. The purchase price was allocated to net assets acquired and to purchased in-process research and development (R&D). Purchased in-process R&D includes the value of products in the development stage not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed, and, accordingly, a pre-tax charge of $41 was recorded during the first quarter of 1998. The after-tax impact for the six-month period was $25 or $0.44 per share.
     As described in Note A, the company sold its skin care business during the second quarter of 1998. As a result, a non-recurring gain of $56 ($33 or $0.58 per share after taxes) was recorded. This business was reported in the healthcare segment and contributed sales and operating earnings of $6 and $3, respectively, during the quarter ended June 1998 and $11 and $3, respectively, for the equivalent quarter in 1997. For the six months ending June 1998 and June 1997, the skin care business contributed sales of $19 and $24, respectively, and operating earnings of $3 in each period.

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

     Net Sales By Business Segment
                                  Second Quarter           Six Months
                                 1998        1997       1998       1997
     Vision Care                $242.8      $233.3    $  458.8     $434.7
     Eyewear - ongoing           148.5       152.1       260.8      269.3
     Pharmaceuticals/Surgical    162.9        54.0       301.6      103.1
     Healthcare - ongoing         75.3        67.8       147.7      134.6
     Continuing Net Sales        629.5       507.2     1,168.9      941.7
     Divested                      5.6        16.0        19.2       32.7
     Net Sales                  $635.1      $523.2    $1,188.1     $974.4


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

Costs And Expenses

The following analysis excludes results from the divested thin film and skin care businesses.
     The ratio of cost of products sold to sales was 47.1% during the second quarter of 1998 versus 44.1% in 1997. For the six-month period, this ratio was 48.7% for 1998 and 47.1% for 1997. The 1998 ratio reflected the $32 impact of higher reported cost of products sold, $16 in the second quarter, resulting from purchase accounting inventory adjustments related to the surgical acquisitions. The 1997 ratio reflected a $9 provision for the projected cost of exiting certain Ray-Ban product lines. Integration costs resulting from the surgical acquisitions contributed to this unfavorable variance, but were partially offset by favorable manufacturing costs in the eyewear segment.
     Selling, administrative and general expenses, including corporate administration, were 39.0% of sales in the second quarter of 1998 compared to 38.7% in 1997. Year-to-date, these expenses were 39.8% versus 39.0%. The year-over-year unfavorable ratios reflected planned increases in marketing and advertising, higher selling costs as well as the incremental expenses and integration costs associated with the transition of the acquired product lines of Chiron Vision and Storz. Included in the 1997 year-to-date amount was a $2 provision for the write-off of the company's equity investment in a start-up eyewear technology venture recorded in the first quarter.
     Corporate administration expenses were 1.7% of sales in the second quarter of 1998, versus 2.3% in the same period of 1997. Year-to-date, the figures were 1.9% versus 2.5%. These amounts reflect the continued efforts in expense reduction resulting from company-wide restructuring and a higher sales base due to the surgical acquisitions.
     R&D expenses totaled $23 in the second quarter of 1998, an increase of $7 over 1997. This represented 3.6% of sales in 1998, as compared to 3.1% in 1997. On a year-to-date basis, R&D expense was 3.7% of sales versus 3.3% in 1997. The increase is due primarily to spending in the pharmaceuticals/surgical segment.

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

                           Vision             Pharmaceuticals/                   Corporate
                            Care    Eyewear       Surgical       Healthcare   Administration   Total

Restructuring Provisions   $23.3     $41.4          $5.0           $5.9           $9.9          $85.5

Less charges:
 Non-cash items              3.3       7.1             -            1.8            0.3           12.5
 Cash payments              12.1      22.4           3.4            2.3            8.9           49.1
Balance at June 27, 1998   $ 7.9     $11.9          $1.6           $1.8           $0.7          $23.9

     Reserves remaining primarily represent liabilities related to employee separations. No further provisions are expected to be recorded for the 1997 restructuring program.

Operating Earnings

For the second quarter of 1998, the company's reported operating earnings were $59, compared to earnings of $48 for the same 1997 period. Ongoing businesses generated operating earnings of $57 compared to $45 in 1997. Excluding restructuring charges recorded in both periods, ongoing operating earnings would have been $64 versus $72.
    On a year-to-date basis, the company reported operating income of $42 compared to $62 in the prior year. Ongoing businesses generated income of $40 as compared to $61 in 1997. This decrease was primarily driven by the purchase accounting adjustment for in-process research and development related to the acquisitions of the surgical businesses. Excluding this charge and restructuring charges in both periods, operating earnings from ongoing businesses would have been $92 in 1998 versus $100 in 1997.
    The decrease in comparable basis results for both the quarter and year-to-date was driven mainly by increased operating expenses in the vision care and eyewear segments, the one-time write-up of inventory related to the surgical acquisitions and by the impact of currency, which were partially offset by incremental results in the pharmaceuticals/surgical segment.

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

Financial Position

The company's total debt, consisting of short- and long-term borrowings, increased $721 from year-end 1997 due primarily to the borrowings needed to consummate recent acquisitions and to meet previously noted operational cash requirements. The increase in debt is reflected in the ratio of total debt to capital, which was 65.4% at the end of the second quarter of 1998 versus 50.5% at the end of the comparable 1997 period. During the second quarter, the company used cash proceeds from the sale of the skin care business to reduce outstanding short-term debt.
    Cash and short-term investments totaled $148 at the end of the 1998 second quarter compared to $184 at December 1997 and $137 at June 1997.

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

Working Capital

Working capital amounted to negative $70 at the end of the second quarter of 1998, reflecting increased short-term borrowings associated with recent acquisitions. Working capital was $203 at year-end 1997 and $34 at the end of the second quarter of 1997. The current ratio was .9, 1.2 and 1.0 for these periods, respectively.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the second quarters of both 1998 and 1997. The return on average shareholders' equity of 7.1% for the twelve-month period ended June 27, 1998 reflected restructuring charges recorded in each of the last four quarters, the first quarter 1998 charge for purchased in-process R&D and a fourth quarter 1997 charge for the proposed litigation settlement. This ratio was 6.2% for the twelve-month period ending June 28, 1997.

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