Form 10-Q/A
period 1998-09-26
BAUSCH & LOMB INC
filed 1999-03-09
CIK 10427

UNITED STATES

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

    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF EARNINGS
                                 Third Quarter Ended       Nine Months Ended
Dollar Amounts In Millions -     Sept 26,    Sept 27,     Sept 26,   Sept 27,
Except Per Share Data              1998        1997         1998       1997

Net Sales                          $575.6      $468.3    $1,763.7    $1,442.7

Costs And Expenses
  Cost of products sold             258.2       213.1       832.6       671.8
  Selling, administrative and
    general                         217.1       181.2       692.5       564.0
  Research and development           22.9        16.4        66.4        48.1
  Purchased in-process research
   and development                      -           -        41.0           -
  Restructuring charges                 -        16.0        11.3        54.9
                                    498.2       426.7     1,643.8     1,338.8
Operating Earnings                   77.4        41.6       119.9       103.9

Other (Income) Expense
  Interest and investment income    (13.4)      (10.9)      (34.2)      (30.3)
  Interest expense                   25.6        13.9        77.4        41.6
  Gain from foreign currency, net    (1.4)       (1.0)       (4.9)       (4.8)
  Gain on divestitures                  -           -       (56.0)          -
                                     10.8         2.0       (17.7)        6.5

Earnings Before Income Taxes And
  Minority Interest                  66.6        39.6       137.6        97.4

  Provision for income taxes         24.0        15.6        51.3        39.2

Earnings Before Minority Interest    42.6        24.0        86.3        58.2

  Minority interest in
    subsidiaries                      6.4         5.5        18.0        16.2

Net Earnings                         36.2        18.5        68.3        42.0

Retained Earnings At Beginning Of
  Period                            919.6       919.4       916.5       924.7

Cash Dividends Declared:
  Common stock, $0.26 and $0.78
per share in both 1998 and 1997      14.6        14.5        43.6        43.3

Retained Earnings At End Of
  Period                           $941.2      $923.4      $941.2      $923.4

Basic Earnings Per Share           $ 0.65      $ 0.33      $ 1.23      $ 0.76

Diluted Earnings Per Share         $ 0.64      $ 0.33      $ 1.21      $ 0.75

Average Shares Outstanding -
  Basic (000s)                     56,022      55,369      55,714      55,421

Average Shares Outstanding -
Diluted (000s)                     56,501      55,735      56,264      55,700

See Notes to Financial Statements

    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                          BALANCE SHEET
                                           September 26,   December 27,
Dollar Amounts In Millions                     1998            1997
ASSETS
Current Assets
 Cash, cash equivalents and short-term       $  148.7       $  183.7
   investments
 Trade receivables, less allowances
   of $30.2 and $14.0, respectively             496.9          374.8
 Inventories, net                               415.9          324.3
 Deferred taxes, net                             80.5           66.0
 Other current assets                           165.7          141.4
                                              1,307.7        1,090.2
Property, Plant And Equipment, net              692.5          580.2
Goodwill And Other Intangibles,
 less accumulated amortization
 of $125.7 and $116.6, respectively             845.0          406.9
Other Investments                               547.1          546.4
Other Assets                                    173.1          149.2
 Total Assets                                $3,565.4       $2,772.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable                             $  193.6       $  339.4
   Current portion of long-term debt             27.5            4.4
   Accounts payable                              87.1           72.0
   Accrued compensation                         104.8           73.6
   Accrued liabilities                          382.6          365.9
   Federal, state and foreign income taxes
     payable                                     58.6           32.0
                                                854.2          887.3

Long-Term Debt, less current portion          1,280.7          510.8
Other Long-Term Liabilities                     112.9          119.4
Minority Interest                               440.0          437.0
 Total Liabilities                            2,687.8        1,954.5

Shareholders' Equity
 4% Cumulative Preferred stock,
   par value $100 per share                         -              -
 Class A Preferred stock,
   par value $1 per share                           -              -
 Common stock, par value $0.40
   per share, 60,198,322 shares issued           24.1           24.1
 Class B stock, par value $0.08 per share,
   975,280 and 856,905 shares
   issued, respectively                           0.1            0.1
 Capital in excess of par value                  80.1           76.8
 Retained earnings                              941.2          916.5
 Common and Class B stock
   in treasury, at cost, 5,083,728 and
   5,846,286 shares, respectively              (193.9)        (223.1)
 Accumulated other comprehensive income          34.3           29.1
 Other shareholders' equity                      (8.3)          (5.1)
 Total Shareholders' Equity                     877.6          818.4
 Total Liabilities And Shareholders' Equity  $3,565.4       $2,772.9

See Notes To Financial Statements

    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                     STATEMENT OF CASH FLOWS
                                                    Nine Months Ended
                                             September 26,      September 27,
Dollar Amounts In Millions                       1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                 $  68.3            $  42.0
 Adjustments to reconcile net earnings to
     net cash provided by operating
     activities:
   Depreciation                                  87.4               68.8
   Amortization                                  34.7               15.7
   Change in deferred income taxes               (0.9)              (0.8)
   Gain on divestitures, net of taxes           (32.8)                 -
   Restructuring charges, net of taxes            7.6               36.9
   Purchased in-process research and
     development, net of taxes                   24.6                  -
   Loss on retirement of fixed assets             2.9                6.3
 Changes in assets and liabilities:
   Trade receivables                            (53.0)             (30.2)
   Inventories                                    3.8               18.0
   Other current assets                         (14.0)             (44.1)
   Accounts payable and accruals                (94.2)             (25.8)
   Income taxes                                   8.7               42.2
   Other long-term liabilities                   (6.8)             (13.9)
     Net cash provided by operating
       activities                                36.3              115.1

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                          (132.6)             (81.2)
 Net cash paid for acquisition of
     businesses                                (715.1)             (46.6)
 Net cash received from divestitures            135.0                  -
 Other                                           11.0              (10.4)
     Net cash used in investing activities     (701.7)            (138.2)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of Common and Class B shares        (0.2)             (21.4)
 Exercise of stock options                       27.2               11.4
 Net (repayments) proceeds from notes
     payable                                   (143.7)              67.9
 Proceeds from issuance of long-term debt       801.2               13.5
 Repayment of long-term debt                    (12.0)              (2.7)
 Payment of dividends                           (43.5)             (43.1)
     Net cash provided by financing
       activities                               629.0               25.6
Effect of exchange rate changes on cash,
 cash equivalents and short-term investments      1.4               (8.1)

Net decrease in cash, cash equivalents and
 short-term investments                         (35.0)              (5.6)
Cash, cash equivalents and short-term
 investments, beginning of period               183.7              167.8

Cash, cash equivalents and short-term
 investments, end of period                    $148.7             $162.2

Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
   Interest                                    $ 71.0             $ 46.3
   Income taxes                                $ 33.0             $ 27.5

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

NOTE A:   Acquisitions and Divestitures

          1)As described in the 1997 Annual Report on Form 10-K, on December 29, 1997, the company acquired Chiron Vision Corporation (Chiron Vision) from Chiron Corporation, and on December 31, 1997, it acquired Storz Instrument Company (Storz) from American Home Products Corporation. The acquisitions were accounted for as purchases, whereby the purchase price, including acquisition costs, was allocated to identified assets, including tangible and intangible assets, purchased research and development and liabilities based upon their respective fair values. The excess of the purchase price over the value of identified assets and liabilities, in the amount of approximately $212, was recorded as goodwill and is being amortized over lives of twenty to forty years.

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


                                   Third Quarter Ended      Nine Months Ended
            (Unaudited)            September 27, 1997       September 27, 1997

            Net sales                  $567.2                   $1,742.9

            Operating earnings         $ 49.4                   $  118.7

            Net earnings               $ 15.5                   $   28.4

            Earnings per share -
              basic                    $ 0.28                   $   0.51

            Earnings per share -
              diluted                  $ 0.28                   $   0.51

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
               U.S. inventories
               at last-in, first-out
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

        The components of the company's total comprehensive income were:

                                 Three Months Ended       Nine Months Ended
                                 Sept 26,   Sept 27,    Sept 26,     Sept 27,
                                   1998       1997        1998         1997
        Net earnings              $36.2     $ 18.5       $68.3        $42.0
        Foreign currency
         translation
         adjustments, net
         of taxes                  12.0      (11.4)        5.2        (49.8)
        Unrealized holding
         gain, net of taxes           -          -           -         11.8
           Total Comprehensive
             Income               $48.2     $  7.1       $73.5        $ 4.0

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

RESULTS OF OPERATIONS

Comparability of Business Segment Information

Comparison of the company's 1998 and 1997 third quarter and nine-month operating results requires the consideration of certain significant events.
     As announced in April 1997, the company's board of directors approved plans to restructure portions of each of the company's four business segments, as well as certain corporate administrative functions. Restructuring charges concluded during the second quarter of 1998. A pre-tax restructuring charge of $11 was recorded for the nine-month period ending in September 1998 compared to charges of $16 and $55, respectively, for the three- and nine-month periods ending September 1997. The after-tax impact of these charges for the nine-month period ending in September 1998 was $8 or $0.13 per share and, for 1997, $11 or $0.20 per share and $37 or $0.67 per share, respectively, for the three- and nine-month periods.
     During the fourth quarter of 1997, the company divested its thin film business, which was reported in the eyewear segment. This business contributed sales of $4 and $13, respectively, for the three- and nine-month periods ending in September 1997 and operating losses of $2 and $4, respectively, for the same periods.
     As described in Note A, the company acquired Chiron Vision and Storz during the first quarter of 1998. The purchase price was allocated to net assets acquired and to purchased in-process research and development (R&D). Purchased in-process R&D includes the value of products in the development stage not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed, and, accordingly, a pre-tax charge of $41 was recorded during the first quarter of 1998. The after-tax impact for the nine-month period was $25 or $0.44 per share.
     As described in Note A, the company sold its skin care business during the second quarter of 1998. As a result, a non-recurring gain of $56 ($33 or $0.59 per share after taxes) was recorded. This business was reported in the healthcare segment and contributed sales and operating earnings of $9 and $3, respectively, for the quarter ended September 1997. For the nine months ending September 1998 and September 1997, the skin care business contributed sales of $19 and $33, respectively, and operating earnings of $3 in 1998 and $6 in 1997.

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

     Net Sales By Business Segment

                                 Third Quarter           Nine Months
                                1998       1997        1998        1997
     Vision Care               $249.2     $241.8     $  708.1     $  676.4
     Eyewear - ongoing           97.7      100.6        358.4        369.8
     Pharmaceuticals/Surgical   151.5       43.0        453.1        146.1
     Healthcare - ongoing        77.2       69.7        224.9        204.4
     Continuing Net Sales       575.6      455.1      1,744.5      1,396.7
     Divested                       -       13.2         19.2         46.0
     Net Sales                 $575.6     $468.3     $1,763.7     $1,442.7




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

Costs And Expenses

The following analysis excludes results from the divested thin film and skin care businesses.
     The ratio of cost of products sold to sales was 44.9% during the third quarter of 1998 versus 45.3% in 1997. Favorability in manufacturing costs for the eyewear segment contributed to this improvement. For the nine-month period, this ratio was 47.4% for 1998 and 46.5% for 1997. The 1998 year-to-date ratio reflected the $32 impact of higher reported cost of products sold resulting from purchase accounting inventory adjustments related to the surgical acquisitions. The 1997 year-to-date ratio reflected a $9 provision for the projected cost of exiting certain Ray-Ban product lines. Integration costs resulting from the surgical acquisitions contributed to this unfavorable variance but were partially offset by favorable manufacturing costs in the eyewear segment which resulted from restructuring efforts.
     Selling, administrative and general expenses, including corporate administration, were 37.7% of sales in the third quarter of 1998 compared to 38.9% in 1997. Year-to-date, these expenses were 39.1% of sales versus 38.9% in 1997. The year-over-year unfavorable ratio reflected planned increases in marketing and advertising, higher selling costs as well as the incremental expenses and integration costs associated with the transition of the acquired product lines of Chiron Vision and Storz. Included in the 1997 year-to-date amount was a $2 provision for the write-off of the company's equity investment in a start-up eyewear technology venture.
     Corporate administration expenses were 2.0% of sales in the third quarter of 1998, versus 2.3% in the same period of 1997. Year-to-date, the amounts were 1.9% versus 2.5%. The reduction reflects the continued efforts resulting from company-wide restructuring and a higher sales base due to the surgical acquisitions.
     R&D expenses totaled $23 in the third quarter of 1998, an increase of $7 over 1997. This represented 4.0% of sales in 1998, as compared to 3.5% in 1997. On a year-to-date basis, R&D expense was 3.8% of sales versus 3.3% in 1997. The increase is due primarily to spending in the pharmaceuticals/surgical segment.

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

Operating Earnings

For the third quarter of 1998, the company's reported operating earnings were $77, compared to earnings of $42 for the same 1997 period, or $56 when discontinued businesses and restructuring charges are excluded from 1997 results.
    On a year-to-date basis, the company reported operating earnings of $120 compared to $104 in the prior year. Ongoing businesses generated operating earnings of $117 as compared to $102 in 1997. This was primarily driven by incremental results from the surgical businesses and lower restructuring charges offset by the charge for purchased in-process R&D. Excluding these charges in both periods, operating earnings from ongoing businesses would have been $169 in 1998 versus $157 in 1997.
    The increase in comparable basis results for both the quarter and year-to-date was driven mainly by incremental results in the pharmaceuticals/surgical segment as well as year-over-year improvements in manufacturing costs in the eyewear segment.

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

Financial Position

The company's total debt, consisting of short- and long-term borrowings, increased $647 from year-end 1997 due primarily to the borrowings needed to complete the surgical business acquisitions. The increase in debt is reflected in the ratio of total debt to capital, which was 63.1% at the end of the third quarter of 1998 versus 51.6% at the end of the comparable 1997 period.
    During the third quarter of 1998, the company sold $300 of putable / callable long-term notes with varying maturities and interest rates, and $200 of 30-year debentures. The proceeds were used to reduce short-term debt. During the second quarter, the company used cash proceeds from the sale of the skin care business to reduce outstanding short-term debt.
    Cash and short-term investments totaled $149 at the end of the 1998 third quarter compared to $184 at December 1997 and $162 at September 1997.

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

Working Capital

Working capital amounted to $454 at the end of the third quarter of 1998, $203 at year-end 1997 and $19 at the end of the third quarter of 1997. The increase in working capital primarily reflects the reduction of short-term borrowings due to the issuance of long-term debt. The current ratio was 1.5, 1.2 and
1.0 for these periods, respectively.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the third quarters of both 1998 and 1997. The return on average shareholders' equity of 9.3% for the twelve-month period ended September 26, 1998 reflected restructuring charges, the first quarter 1998 charge for purchased in-process R&D, the second quarter 1998 gain on divestiture and a fourth quarter 1997 charge for a litigation settlement. This ratio was 6.8% for the twelve-month period ending September 27, 1997, and also reflected restructuring and a gain on divestiture.

Risks Associated With Year 2000 Date Issues

The company has been addressing the potential risks associated with the year 2000 date issue. It has established a formal program to assess and renovate internal information technology ("IT") and non-information technology ("non-IT") operations that are at risk, and further, to evaluate the year 2000 readiness of key third party suppliers and recipients of products, services, materials or data. Year 2000 issues are being addressed through a combination of software replacement, system upgrades and, in limited instances, source code modifications (collectively, "renovation"). Ongoing reengineering projects have had the incidental benefit of remediating several major year 2000 issues.
     The assessment phase of IT systems is substantially complete. The renovation phase is on schedule and the company plans to have all key IT systems tested and compliant by the end of June 1999. Other IT systems should be tested and compliant during the first three quarters of 1999, depending on the project. For non-IT systems, the company has engaged a leading production systems integration firm specializing in year 2000 assessment and remediation of manufacturing, distribution and research and development facilities. The assessment phase is ongoing and should be completed by the end of the first quarter 1999. Based on information available at this time, the company plans to have all key non-IT systems tested and compliant during the third or fourth quarter 1999, depending on the project. The company has been assessing the readiness of key suppliers and customers since early 1998. To further facilitate this assessment, the company will interact with each major supplier or recipient of data, materials, products or services, including face-to-face interviews with those considered to be critical to the company. This assessment is scheduled for completion early in the fourth quarter of 1999.
     Anticipated costs, comprised of both period expenses and capital expenditures, of identifying and remediating year 2000 issues in the above-described areas is expected to be in the range of $65-$75, of which approximately $20 has been incurred to date. Of the total anticipated costs, approximately 50% is expected to be capitalized as part of system upgrades and replacements. Management believes that its year 2000 program will substantially reduce the risk of a material adverse impact on future financial results caused by the year 2000 issue. Potential risks of a failure to address a year 2000 issue (whether IT, non-IT or external) that could have a materially detrimental impact to the company include the inability to manufacture or ship products, the inability to receive and fill orders, and problems with customers or suppliers including the loss of electrical power or the failure of a key customer or supplier to purchase products or provide anticipated goods and services. At this stage, no overall contingency plan has been developed. Specified contingency plans will be developed as specific risks are identified.
     The estimated costs of remediation and the expected completion dates described above are based on information available at this time and may be updated as additional information and assessment phase results become available. Readers are referred to the section of this filing labeled "Information Concerning Forward-Looking Statements" which addresses forward-looking statements made by the company.

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


Item 1.Legal Proceedings

       In its 1997 Annual Report on Form 10-K, the company reported the proposed settlement of shareholder actions against the company, the former Chief Executive Officer and Chairman, Daniel E. Gill and four other officers. On October 28, 1998, the United States District Court for the Western District of New York approved this settlement.

Item 6.Exhibits and Reports on Form 8-K

    (a)Item 601 Exhibits

       Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

    (b)Reports on Form 8-K

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