Form 10-K
period 1998-12-26
BAUSCH & LOMB INC
filed 1999-03-25
CIK 10427

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      _____________________

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

                      _____________________

   For the fiscal year ended          Commission file number
       December 26, 1998                      1-4105


                   BAUSCH & LOMB INCORPORATED
     (Exact name of registrant as specified in its charter)


           NEW YORK                         16-0345235
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)



   ONE BAUSCH & LOMB PLACE, ROCHESTER, NEW YORK       14604-2701

      (Address of principal executive offices)        (Zip Code)



Registrant's telephone no., including area code:  (716) 338-6000



   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      Title of each class            Name of each exchange on
                                         which registered
 Common Stock, $0.40 par value       New York Stock Exchange
 $200,000,000 6.75% Notes, Due       New York Stock Exchange
             2004


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value (based on the consolidated tape closing price on February 23, 1999) of the voting stock held by non-affiliates of the registrant was $3,393,433,140. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and officers. Such interpretation is not intended to be, and should not be construed to be, an admission by Bausch & Lomb Incorporated or such directors or officers that such directors and officers are "affiliates" of Bausch & Lomb Incorporated, as that term is defined under the Securities Act of 1933.

The number of shares of Voting Stock of the registrant, outstanding as of February 23, 1999, was 56,827,357, consisting of 56,171,809 shares of Common Stock and 655,548 shares of Class
B stock, which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.


               DOCUMENTS INCORPORATED BY REFERENCE

Parts I and   The Bausch & Lomb 1998 Annual Report to
II            Shareholders for fiscal year ended December 26,
              1998 ("Annual Report"). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual
              Report is not deemed to be filed as a part of this Report on Form 10-K.

Part III Bausch & Lomb Incorporated Proxy Statement, dated March 23, 1999 ("Proxy Statement"). With the exception of the pages of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.


                          TABLE OF CONTENTS

PART I                                                       PAGE
Item 1.     Business                                            2
Item 2.     Properties                                          5
Item 3.     Legal Proceedings                                   7
Item 4.     Submission of Matters to a Vote of Security         7
            Holders

PART II
Item 5.     Market for Bausch & Lomb Incorporated's Common
            Stock and Related Shareholder Matters               8
Item 6.     Selected Financial Data                             8
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations       8
Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk                                         8
Item 8.     Financial Statements and Supplementary Data         9
Item 9.     Changes In and Disagreements With Accountants
            on Accounting And Financial Disclosure              9

PART III
Item 10.    Directors and Executive Officers of Bausch &
            Lomb Incorporated                                  10
Item 11.    Executive Compensation                             11
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                              11
Item 13.    Certain Relationships and Related Transactions     11

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                12

Signatures                                                     13
Schedules                                                     S-1
Exhibit                                                       E-1
Index
Exhibits                   (Attached to this Report on Form 10-K)



                             PART I
                        ITEM 1. BUSINESS


(a)  GENERAL DEVELOPMENT OF BUSINESS

Bausch & Lomb Incorporated is a world leader in the development, manufacture and marketing of healthcare products for the eye.

Bausch & Lomb was incorporated in the State of New York in 1908 to carry on a business which was established in 1853. Its principal executive offices are located in Rochester, New York. Unless the context indicates otherwise, the terms "Bausch & Lomb" and "company" as used herein refer to Bausch & Lomb Incorporated and its consolidated subsidiaries. Highlights of the general development of the business of Bausch & Lomb during 1998 are discussed below.

During the year ending December 26, 1998, the company successfully integrated the newly acquired surgical businesses into its existing product lines and furthered its transition toward becoming a technology-based healthcare company for the eye. Reported revenues for 1998 were $2,363 million, an increase of $447 million or 23% from 1997. Net earnings for 1998 amounted to $25 million, or $0.45 per diluted share, compared to $49 million, or $0.89 per diluted share, reported in 1997. Significant operational matters affecting 1998 included restructuring charges, disposition of a non-core business, and goodwill impairment and purchased in-process research and development (R&D) charges.

As described in the 1997 Annual Report on Form 10-K, the company acquired Chiron Vision Corporation for $298 million and the Storz Instrument Company for $370 million in the first quarter of 1998. The purchase price was allocated to net assets acquired and to
purchased in-process research and development.   In accordance
with applicable accounting rules, purchased in-process R&D is required to be expensed and, accordingly a pre-tax charge of $41 million was recorded in the first quarter of 1998.

A pre-tax restructuring charge of $11 million was recorded in 1998 related to the restructuring program begun in 1997. In early 1997, the company's board of directors approved plans to further restructure all business segments as well as certain corporate administrative functions. This restructuring effort is expected to significantly reduce the company's fixed cost structure and realign the organization to meet its strategic objectives. Restructuring charges concluded during the second quarter of 1998.

In May 1998, the company sold its skin care business to The Andrew Jergens Company for $135 million in cash plus the assumption of certain liabilities. The company recorded a pre-tax gain of $56 million on the transaction. This business marketed the Curel and Soft Sense brands of skin care products.

During the third quarter of 1998, the company sold $300 of putable/callable long-term notes with varying maturities and interest rates, and $200 million of 30-year debentures. The proceeds were used to reduce short-term debt.

In November 1998, the company announced that as a result of its strategic planning process, an investment-banking firm had been hired to help assess strategic alternatives for the sunglass business. Alternatives to be considered include joint ventures, sale, spin-off, or other business combinations. The business consists of well-known sunglass brands including Ray-Ban, Killer Loop, Arnette and Revo.

In the fourth quarter of 1998, the company recorded an impairment charge of $85 million or $1.51 per diluted share, with no associated tax benefit, related to the goodwill acquired as part of the company's Miracle Ear hearing aid business. During 1998, the company began to reassess the strategic value of the business to its total portfolio. Additionally, during the second half of the year, profitability of the business began to decline. In the fourth quarter, the company's senior management publicly announced that it would be focusing on healthcare products for the eye and no longer had the goal of becoming a diversified healthcare company, leading to the decision to divest the business. The combination of these factors, and their impact on projected future cash flows of the business, led to the conclusion that the goodwill had become impaired.

(b)  FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Information concerning sales, operating earnings and assets attributable to each of Bausch & Lomb's operating segments is set forth on pages 26-30 and 48-50 of the Annual Report and is incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

Operating Segments Bausch & Lomb's operations are classified into four segments: vision care, pharmaceuticals/surgical, eyewear and healthcare. Below is a description of each segment and information to the extent that it is material to an understanding of the company's business taken as a whole. Additional information can be found on pages 3 and 7-23 of the Annual Report and is incorporated herein by reference.

Vision Care - The vision care segment includes contact lenses and lens care products, with lenses comprising approximately 45% and lens care products representing approximately 55% of segment revenues. Vision care products are marketed to licensed eye care professionals, pharmaceutical retailers and mass merchandisers by the company's own sales force and distributors.

Pharmaceuticals/Surgical - The pharmaceuticals/surgical segment manufactures and sells generic and proprietary prescription pharmaceuticals with a strategic emphasis in the ophthalmic field and over-the-counter (OTC) ophthalmic medications, and products and equipment for cataract, refractive, and other ophthalmic surgery. Surgical products accounted for approximately 60% of this segment's revenues in 1998 and were entirely incremental to 1997 results. Pharmaceuticals products accounted for approximately 40% of 1998 segment revenues. These products are marketed by the company's sales force and distributed through wholesalers, independent pharmacies, drug stores, food stores, mass merchandisers and hospitals.

Eyewear - The eyewear segment includes premium-priced sunglasses and vision accessories. Eyewear products are distributed worldwide through the company's direct sales force, as well as through distributors, wholesalers and manufacturers' representatives. These products are marketed through optical stores, sunglass specialty stores, department stores, catalog showrooms, mass merchandisers and sporting goods stores.

Healthcare - Included in this segment are businesses which provide purpose-bred laboratory animals pathogen-free eggs, biomedical products and services and hearing aids. Biomedical products are sold through the company's own sales force to the scientific research community. Hearing aids are distributed primarily through the Miracle-Ear franchise system and company-owned stores.

Suppliers and Customers Materials and components in all four of the company's industry segments are purchased from a wide variety of suppliers and the loss of any one supplier would not adversely affect the company's business to a significant extent. No material part of the company's business taken as a whole is dependent upon a single or a few customers. However, in the eyewear segment approximately 12% of segment sales are attributable to Sunglass Hut International and in the vision care segment approximately 9% of segment sales are attributable to Wal-Mart.

Patents, Trademarks and Licenses While in the aggregate the company's patents are of material importance to its businesses taken as a whole, no single patent or patent license or group of patent licenses relating to any particular product or process is material to any industry segment. The company actively pursues technology development and acquisition as a means to enhance its competitive position in its business segments.

In the vision care segment, Bausch & Lomb has developed significant consumer and eye care professional recognition of products sold under the Bausch & Lomb, ReNu, ReNu MultiPlus, Sensitive Eyes, SeeQuence, Medalist, Boston, Optima FW and SofLens66 trademarks. Bausch & Lomb , Dr. Mann Pharma, Storz Millennium, Technolas, Hydroview and Vitrasert are trademarks receiving substantial consumer recognition in the pharmaceuticals/surgical segment. Ray-Ban, Revo, Wayfarer, Arnette and Killer Loop are trademarks receiving substantial consumer recognition in the eyewear segment. In the healthcare segment, Miracle-Ear, Mirage and Charles River are trademarks receiving significant consumer and industry professional recognition.

Seasonality and Working Capital Some seasonality exists for sunglasses in the eyewear segment. The accumulation of inventories of such products in advance of expected shipments reflects the seasonal nature of the products. In general, the working capital practices followed in each of the company's segments are typical of those businesses.

Competition Each industry is highly competitive in both U.S. and non-U.S. markets. In all of its segments, Bausch & Lomb competes on the basis of product performance, quality, technology, price, service, warranty and reliability. In the eyewear segment, the company also competes on the basis of style.

Research and Development Research and development constitutes an important part of Bausch & Lomb's activities. In 1998, the company's research and development expenditures totaled $92 million, as compared to $67 million in 1997 and $75 million in 1996.

Environment Although Bausch & Lomb is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 1998 and are not anticipated to be material for 1999 or 2000.

Year 2000 Software Compliance Information regarding the identification and resolution of year 2000 data processing issues is set forth on pages 35-36 of the Annual Report and such information is incorporated herein by reference.

Number of Employees Bausch & Lomb employed approximately 15,000 persons as of December 26, 1998.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS Information as to sales and long-lived assets attributable to U.S. and non-U.S. geographic regions is set forth on pages 31-32 and page 50 of the Annual Report and is incorporated herein by reference.

                       ITEM 2.  PROPERTIES

The principal manufacturing, distribution and production facilities and other important physical properties of Bausch & Lomb at March 1, 1999 are listed below and are grouped under the principal operating segment to which they relate. Certain properties relate to more than one segment. Except where otherwise indicated by footnote, all properties shown are held in fee and are not subject to major encumbrances.

Eyewear
Manufacturing Plants           Distribution Centers
  San Antonio, TX                San Clemente, CA (2)
  Guangzhou, China (2)           San Antonio, TX
  New Territories, Hong Kong (2) North Ryde, Australia (2)
  Bhiwadi, India                 Guangzhou, China (2)
  Waterford, Ireland (2)         Mississauga,  Ontario  Canada (2)
  Pederobba, Italy               New Territories, Hong Kong (2)
  Nuevo Laredo, Mexico (2)       Hoofddorp, Netherlands (2)


Healthcare
Production Facilities
  Hollister, CA (2)              Maribyrnong, Australia (2)
  Lebanon, CT                    Melbourne, Australia (2)
  Preston, CT                    Woodend, Australia (2)
  Storrs, CT                     Brussels, Belgium
  Voluntown, CT                  St. Constant, Canada
  Summerland Key, FL             Prague, Czech Republic (2)
  Colbert, GA (2)                Margate, England
  Eureka, IL                     West Sussex, England
  Roanoke, IL                    Lyon, France
  Windham, ME                    St. Aubin-les-Elbeuf, France
  Southbridge, MA (2)            St. Germain, France
  West Brookfield, MA (2)        Extertal, Germany
  Wilmington, MA                 Kisslegg, Germany
  Portage, MI                    Sulzfeld, Germany
  O'Fallon, MO                   Budapest, Hungary (2)
  Raleigh, NC                    Calco, Italy
  Pittsfield, NH                 Atsugi, Japan
  Newfield (Lakeview), NJ        Hino, Japan
  Stone Ridge (Kingston), NY     Tskuba, Japan (2)
  Troy, NY (2)                   Tuhuacan, Mexico
  Malvern, PA (2)                Someren, Netherlands
  Charleston, SC (2)             Barcelona, Spain (2)
  Houston, TX                    Uppsala, Sweden (2)

Manufacturing Plants           Distribution Centers
  Golden Valley, MN (1)          Preston, CT (2)
  Kitchener, Ontario, Canada (2) Wilmington, MA (2)
                                 Golden Valley, MN (1)

Pharmaceuticals/Surgical
Manufacturing Plants           Distribution Centers
  Claremont, CA (2)              Tampa, FL
  Irvine, CA (2)                 Earth City, MO (2)
  Clearwater, FL                 Artarmon, Australia (2)
  Tampa, FL                      Heidelberg, Germany (2)
  St. Louis, MO                  Bracknell, United Kingdom (2)
  Lyon, France (2)
  Berlin, Germany
  Munich, Germany (2)

Vision Care
Manufacturing Plants         Distribution Centers
  Sarasota, FL (1)             Rochester, NY (Optics Center) (1) (2)
  Wilmington, MA (2)           Greenville, SC (20
  Rochester, NY                Lynchburg, VA (2)
   (Optics Center) (1) (2)     North Ryde, Australia (2)
  Greenville, SC               New Territories, Hong Kong (2)
  Porto Alegre, Brazil         Hoofddrop, Netherlands (2)
  Beijing, China               Mississauga, Ontario Canada (2)
  Bhiwadi, India               Livingston, Scotland (2)
  Waterford, Ireland (2)
  Milan, Italy
  Livingston, Scotland (2)
  Umsong-Gun (Seoul), South Korea
  Barcelona, Spain
  Madrid, Spain
  Hastings, United Kingdom

Corporate Facilities
Rochester, NY
  One Bausch & Lomb Place  (1) (2)
  Optics Center (1) (2)
  1295 Scottsville Road (2)


(1) This facility is financed under a tax-exempt financing arrangement
(2) This facility is leased

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

2. In several actions, the company is defending its long-standing policy of selling contact lenses only to licensed professionals against claims that it was adopted in conspiracy with others to eliminate alternate channels of trade from the disposable contact lens market. These matters include (i) a consolidated action in the United States District Court for the Middle District of Florida filed in June 1994 by the Florida Attorney General, and now includes claims by the attorneys general for 21 other states, and (ii) individual actions pending in California and Tennessee state courts. The company defends its policy as a lawfully adopted means of ensuring effective distribution of its products and safeguarding consumers' health.


    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Inapplicable.


                             PART II


     ITEM 5.  MARKET FOR BAUSCH & LOMB INCORPORATED'S COMMON
              STOCK AND RELATED SHAREHOLDER MATTERS

The sections entitled "Dividends" and "Quarterly Stock Prices" and table entitled "Selected Financial Data" on pages 34, 37 and 62, respectively, of the Annual Report and the section entitled "Outstanding Shares" on page 1 of the Proxy Statement are incorporated herein by reference. The company's common stock is traded on the New York Stock Exchange.


                ITEM 6.  SELECTED FINANCIAL DATA

The table entitled "Selected Financial Data" on page 62 of the Annual Report is incorporated herein by reference.


        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled "Financial Review" on pages 25-36 of the Annual Report is incorporated herein by reference.

       ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK

The company, as a result of its global operating and financing activities, is exposed to changes in interest rates and foreign currency exchange rates that may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the company manages exposures to changes in interest rates and foreign currency exchange rates primarily through its use of derivatives. The company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

The company uses foreign currency forward contracts to hedge foreign currency transactions and equity investments in non-U.S. subsidiaries. Of the outstanding contracts for both 1998 and 1997, the foreign currencies purchased were primarily Irish pounds, Singapore and Hong Kong dollars, and with respect to 1997, Swiss Francs. The foreign currencies sold for the same periods were primarily German marks, Netherlands guilders and Singapore dollars. The magnitude and nature of such hedging activities are explained further in Note 14, "Financial Instruments", on pages 57-58 of the Annual Report. A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have, net of hedging activity, on the company's net income indicates that, based on its year-end positions, if the U.S. dollar weakened against all foreign currencies by 10%, the company would incur an after tax loss of less than $1 million.

The company enters into interest rate swap and cap agreements to effectively limit exposure to interest rate movements within the parameters of its interest rate hedging policy. This policy requires that interest rate exposure from floating-rate assets be offset by a substantially similar amount of floating-rate liabilities. Interest rate derivatives are used to readjust this natural hedge position whenever it becomes unbalanced beyond policy limits. For foreign currency denominated borrowing and investing transactions, cross-currency interest rate swap contracts are used, which, in addition to exchanging cash flows derived from rates, exchange currencies at both inception and termination of the contract. A sensitivity analysis to measure the potential impact that a change in interest rates would have, net of hedging activity, on the company's net income indicates that a one percentage point increase in interest rates would increase the company's net interest expense by $1.3 million.

Counterparties to the financial instruments discussed above expose the company to credit risks to the extent of non-performance. The credit ratings of the counterparties, which consist of a diversified group of major financial institutions, are regularly monitored and thus credit loss arising from counterparty non-performance is not anticipated.


      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto, together with the sections entitled "Report of Independent Accountants" and "Quarterly Results" on pages 38-60, 61 and 37 of the Annual Report, respectively, are incorporated herein by reference.


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
       ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                            PART III


          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
                    BAUSCH & LOMB INCORPORATED


Information with respect to directors is included in the Proxy Statement on pages 3-7 and such information is incorporated herein by reference. Set forth below are the names, ages (as of March 1, 1999), positions and offices held by, and a brief account of the business experience during the past five years of, each executive officer.


Name and Age        Position
William M.          Chairman and Chief Executive Officer since
Carpenter (46)      January 1999; Chief Executive Officer (1997-
                    1998); President and Chief Operating Officer
                    (1995-1996); Executive Vice President,
                    Global Business Manager, Eyewear (1995-
                    1996); President and Chief Executive
                    Officer, Reckitt & Coleman, Inc. (1994-
                    1995); President and Chief Operating
                    Officer, Reckitt and Coleman, Inc. (1992-
                    1994).

Carl E. Sassano     President and Chief Operating Officer since
(49)                January 1999; Executive Vice President and
                    President - Vision Care (1997-1998); Senior
                    Vice President and Global Business Manager,
                    Vision Care (1996); Global Business Manager,
                    Contact Lens Products (1994-1996); Senior
                    Vice President and President, Contact Lens
                    Division (1994-1996); Senior Vice President and President, Polymer Technology
                    Corporation, a subsidiary of the company
                    (1992-1994).

Dwain L. Hahs (46)  Executive Vice President and President -
                    Eyewear since April 1997; Senior Vice
                    President, International Operations (1996-
                    1997); Vice President and President Europe,
                    Middle East and Africa Division (1994-1996).

Daryl M. Dickson    Senior Vice President, Human Resources since
(47)                November 1996; Vice President Human
                    Resources (Foods group), Quaker Oats Company
                    (1993-1996).

Hakan S. Edstrom    Senior Vice President,
(48)                Surgical/Pharmaceutical since January 1999;
                    Vice President and President, Bausch & Lomb
                    Surgical (December 1997-December 1998);
                    President Hoefer Pharmacia Biotech, Inc.
                    (1997); Senior Vice President, Corporate
                    Ophthalmic Business Development, Pharmacia &
                    Upjohn, Inc. (1996-1997); President and
                    Chief Executive Officer, Pharmacia
                    Ophthalmics Inc. (1989-1996).

James C. Foster     Senior Vice President since 1994 and
(48)                President and Chief Executive Officer of
                    Charles River Laboratories, Inc., a
                    subsidiary of the company, since 1991; Vice
                    President (1991-1994).

Stephen C.          Senior Vice President and Chief Financial
McCluski (46)       Officer since 1995; Vice President and
                    Controller (1994); President, Outlook
                    Eyewear Company (1992-1994).

Thomas M.           Senior Vice President and Chief Technical
Riedhammer (50)     Officer since January 1999; Senior Vice
                    President and President, Worldwide
                    Pharmaceuticals (1998); Senior Vice
                    President and President, Worldwide
                    Pharmaceutical, Surgical, and Hearing Care
                    Products (1994-1998); Vice President (1993-
                    1994); President, Worldwide Pharmaceuticals
                    (1994).

Robert B. Stiles    Senior Vice President and General Counsel
(49)                since June 1997; Staff Vice President and
                    Assistant General Counsel (1994-1997);
                    Assistant General Counsel (1991-1994).

Robert D.           Vice President and Chief Information Officer
Colangelo (39)      since November 1997; Vice President and
                    Controller, Global Vision Care (1996-1997);
                    Vice President and Controller, Contact Lens
                    Division (1995-1996); General Manager,
                    Venezuela and Colombia (1992-1995).

Jurij Z. Kushner    Vice President, Controller since 1995; Vice
(48)                President, Operations, Personal Products
                    Division (1994-1995); Vice President and
                    Controller, Personal Products Division (1992-
                    1994).


All officers serve on a year-to-year basis through the day of the annual meeting of shareholders of the company, and there is no arrangement or understanding among any of the officers of the company and any other persons pursuant to which such officer was selected as an officer.


                ITEM 11.  EXECUTIVE COMPENSATION

The portions of the "Executive Compensation" section entitled "Report of the Committee on Management", "Compensation Tables" and "Defined Benefit Retirement Plans", the second and third paragraphs of the section entitled "Board of Directors", the graph entitled "Comparison of Five-Year Cumulative Total Shareholder Return" and the second paragraph of the section entitled "Related Transactions, Employment Contracts and Termination of Employment and Change in Control Arrangements" included in the Proxy Statement on pages 10-14, 15-17, 18-20, 2, 18 and 20 respectively, are incorporated herein by reference.


       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

The section entitled "Security Ownership of Certain Beneficial
Owners and Directors and Executive Officers" in the Proxy
Statement on page 8-10 is incorporated herein by reference.


    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The first paragraph of the section entitled "Related
Transactions, Employment Contracts and Termination of Employment and Change in Control Arrangements" on page 20 of the Proxy
Statement is incorporated herein by reference.

                             PART IV

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K

The following documents or the portions thereof indicated are filed as a part of this report.

(a)  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
     SCHEDULES COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS.

  1. Data incorporated by reference in                Page in
     Item 8 from the Annual Report                    Annual Report


     Report of Independent Accountants                   61

     Balance Sheet at December 26, 1998 and              39
     December 27, 1997

     For the years ended December 26, 1998,
     December 27, 1997 and December 28, 1996

      Statement of Income                                38

      Statement of Cash Flows                            40

      Statement of Changes in Shareholder's Equity       41

      Notes to Financial Statements                     42-60

  2. Filed herewith
     Report of Independent Accountants
     on Financial Statement Schedules                Exhibit 23

     For the years ended December 26, 1998,
     December 27, 1997 and December 28, 1996:

     SCHEDULE II-Valuation and Qualifying Accounts    Page S-1

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)  REPORTS ON FORM 8-K

     Inapplicable.

(c)  ITEM 601 EXHIBITS
     Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference. Each of Exhibits (10)-a through (10)-v is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BAUSCH & LOMB INCORPORATED

Date  March 24, 1999             By:/s/ William M. Carpenter
                                 William M. Carpenter
                                 Chairman and Chief Executive
                                 Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 Principal Executive Officer

Date: March 24, 1999             By:/s/ William M. Carpenter
                                 William M. Carpenter
                                 Chairman and Chief Executive
                                 Officer

                                 Principal Financial Officer

Date: March 24, 1999             By:/s/ Stephen C. McCluski
                                 Stephen C. McCluski
                                 Senior Vice President and Chief
                                 Financial Officer

                                 Controller

Date: March 24, 1999             By:/s/ Jurij Z. Kushner
                                 Jurij Z. Kushner,
                                 Vice President and Controller

                                 Directors
                                 Franklin E. Agnew
                                 William M. Carpenter
                                 Domenico De Sole
                                 Jonathan S. Linen
                                 Ruth R. McMullin
                                 John R. Purcell
                                 Linda Johnson Rice
                                 Alvin W. Trivelpiece
                                 William H. Waltrip
                                 Kenneth L. Wolfe

Date: March 24, 1999             By:/s/ Robert B. Stiles
                                 Robert B. Stiles
                                 Attorney-in-Fact




                   Bausch & Lomb Incorporated


         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Reserves for Doubtful Accounts   December 26,   December 27,  December 28,
                                     1998           1997          1996
(Dollar amounts in thousands)
Balance at beginning of year       $  14,015      $  13,278     $  11,232

Activity for the year:
Provision charged to income            8,568          4,310         8,556

(Reductions)/additions
resulting from (divestiture)/
acquisition activity                   9,868             68         (399)

Accounts written off                 (5,787)        (5,179)       (6,899)

Recoveries on accounts
previously written off                   144          1,538           788

Balance at end of year             $  26,808      $  14,015     $  13,278


                          EXHIBIT INDEX

S-K                               Document
Item
601 No
(3)-a Certificate of Incorporation of Bausch & Lomb Incorporated (filed as Exhibit (3)-a to the company's Annual Report on Form 10-K for the fiscal year ended December 29, 1985, File No. 1-4105, and incorporated herein by reference).

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

(3)-d By-Laws of Bausch & Lomb Incorporated, as amended, effective October 26, 1998 (filed as Exhibit (3)-a to the company's
        Form 10-Q for the quarter ended September 26, 1998, File No. 1-4105, and incorporated herein by reference).

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

(10)-e The 1982 Stock Incentive Plan (filed as Exhibit III-F to the company's Annual Report on Form 10-K for the fiscal year ended December 26, 1982, File No. 1-4105, and incorporated herein by reference).

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

(10)-n Retirement Benefit Restoration Plan (filed as Exhibit (10)-t to the company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105, and incorporated herein by reference).

(10)-o Annual Retainer Stock Plan for Non-Employee Directors (filed as Exhibit (10)-dd to the company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-4105, and incorporated herein by reference).

(10)-p Amended and restated Charles River Laboratories, Inc. Executive Life Insurance / Supplemental Retirement Income Plan (filed as Exhibit (10)-t to the company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 1-4105, and incorporated herein by reference).

(10)-q Agreement with William H. Waltrip (filed as Exhibit (10)-u to the company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 1-4105, and incorporated herein by reference).

(10)-r Corporate Officer Separation Plan (filed as Exhibit (10)-v to the company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 1-4105, and incorporated herein by reference).

(10)-s  EVA Management Incentive Compensation Plan (filed as Exhibit
        (10)-w to the company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 1-4105, and incorporated herein by reference).

(10)-t 1998 Amendment to the Bausch & Lomb Incorporated 1990 Stock Incentive Plan (filed as Exhibit (10)-a to the company's
        Form 10-Q for the quarter ended June 27, 1998, File No. 1-4105, and incorporated herein by reference).

(10)-u  Management Incentive Compensation Plan (filed as Exhibit
        (10)-b to the company's Form 10-Q for the quarter ended June 27, 1998, File No. 1-4105, and incorporated herein by reference).

(10)-v  LTI Deferred Compensation Plan, as amended, effective
        December 8, 1998 (filed herewith).

(11) Statement Regarding Computation of Per Share Earnings (filed herewith).

(12)    Statement Regarding Computation of Ratio of Earnings to
        Fixed Charges (filed herewith).

(13) The Bausch & Lomb 1998 Annual Report to Shareholders for the fiscal year ended December 26, 1998 (filed herewith). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as a part of this Report on Form 10-K.

(21)    Subsidiaries (filed herewith).

(23)    Report of Independent Accountants on Financial Statement
        Schedules and Consent of Independent Accountants (filed herewith).

(24) Power of attorney with respect to the signatures of directors in this Report on Form 10-K (filed herewith).

(27)    Financial Data Schedule (filed herewith).