Form 10-Q
period 1999-03-27
BAUSCH & LOMB INC
filed 1999-05-10
CIK 10427

United States

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549


                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the Quarter Ended                                Commission File
March 27, 1999                                       Number:  1-4105


                   BAUSCH & LOMB INCORPORATED

     (Exact name of registrant as specified in its charter)


New York                                               16-0345235
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)


        One Bausch & Lomb Place, Rochester NY  14604-2701
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

                    Yes     X              No

The number of shares of Common stock of the registrant outstanding as of March 27, 1999 was 57,043,675, consisting of 56,379,777 shares of Common stock and 663,898 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.


                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The accompanying unaudited interim consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries have been prepared by the company in accordance with the accounting policies stated in the company's 1998 Annual Report on Form 10-K and should be read in conjunction with the Notes To Financial Statements appearing therein, and are based in part on approximations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles have been included in these financial statements.


    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF EARNINGS
                                              Three Months Ended
Dollar Amounts In Millions -                     March 27,       March 28,
Except Per Share Data                              1999            1998

Net Sales                                         $574.8           $553.1

Costs And Expenses
  Cost of products sold                            267.3            276.1
  Selling, administrative and general              228.8            228.7
  Research and development                          24.0             20.6
  Purchased in-process research and
    development                                      -               41.0
  Restructuring charges                              -                3.7
                                                   520.1            570.1
Operating Earnings (Loss)                           54.7            (17.0)

Other (Income) Expense
  Investment income                                (10.1)           (10.1)
  Interest expense                                  24.4             25.4
  Gain from foreign currency, net                   (2.9)            (1.7)
                                                    11.4             13.6

Earnings (Loss) Before Income Taxes And
  Minority Interest                                 43.3            (30.6)

  Provision for income taxes                        15.6            (12.6)

Earnings (Loss) Before Minority Interest            27.7            (18.0)

  Minority interest in subsidiaries                  5.3              5.2

Net Earnings (Loss)                               $ 22.4           $(23.2)

Retained Earnings At Beginning Of Period           883.5            916.5

Cash Dividends Declared:
  Common stock, $0.26 per share
  In 1999 and 1998                                  14.9             14.4

Retained Earnings At End Of Period                $891.0           $878.9

Basic Earnings Per Share                           $0.39          $ (0.42)

Diluted Earnings Per Share                         $0.39          $ (0.42)

Average Shares Outstanding - Basic (000s)         56,724           55,333

Average Shares Outstanding - Diluted (000s)       58,062           55,333

See Notes to Financial Statements

    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                          BALANCE SHEET
                                             March 27,      December 26,
Dollar Amounts In Millions                     1999             1998
ASSETS
Current Assets
 Cash and cash equivalents                     $  185.8       $  129.2
 Other investments, short-term                    275.0          300.0
 Trade receivables, less allowances
   of $27.2 and $26.8, respectively               532.1          526.3
 Inventories, net                                 454.0          440.7
 Deferred taxes, net                               66.1           68.4
 Other current assets                             156.2          122.2
                                                1,669.2        1,586.8
Property, Plant And Equipment, net                722.8          725.0
Goodwill And Other Intangibles,
 less accumulated amortization
 of $149.3 and $137.3, respectively               753.8          758.9
Other Investments                                 116.8          249.2
Other Assets                                      175.1          171.8
 Total Assets                                  $3,437.7       $3,491.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable                               $  110.6       $  160.4
   Current portion of long-term debt               28.1           31.1
   Accounts payable                               100.2           92.6
   Accrued compensation                            95.2          110.3
   Accrued liabilities                            364.2          366.2
   Federal, state and foreign income taxes
     payable                                       54.3           51.8
                                                  752.6          812.4

Long-Term Debt, less current portion            1,281.1        1,281.3
Other Long-Term Liabilities                       105.0          106.6
Minority Interest                                 448.2          446.4
 Total Liabilities                              2,586.9        2,646.7

Shareholders' Equity
 4% Cumulative Preferred stock,
   par value $100 per share                         -              -
 Class A Preferred stock,
   par value $1 per share                           -              -
 Common stock, par value $0.40
   per share, 60,198,322 shares issued             24.1           24.1
 Class B stock, par value $0.08 per share,
   940,702 and 955,791 shares
   issued, respectively                             0.1            0.1
 Capital in excess of par value                    89.6           84.2
 Common and Class B stock
   in treasury, at cost, 4,095,349 and
   4,625,026 shares, respectively                (160.8)        (178.9)
 Retained earnings                                891.0          883.5
 Accumulated other comprehensive income            18.0           41.0
 Other shareholders' equity                       (11.2)          (9.0)
 Total Shareholders' Equity                       850.8          845.0
 Total Liabilities And Shareholders' Equity    $3,437.7       $3,491.7

See Notes To Financial Statements

    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                     STATEMENT OF CASH FLOWS
                                                     Three Months Ended
                                                 March 27,        March 28,
Dollar Amounts In Millions                         1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings (loss)                               $ 22.4         $(23.2)
 Adjustments to reconcile net earnings
    (loss) to net cash provided by (used
    in) operating activities:
   Depreciation                                      32.1           27.8
   Amortization                                      11.9           11.5
   Change in deferred income taxes                    2.9            2.7
   Restructuring charges, net of taxes                -              2.4
   Purchased in-process research and
    development, net of taxes                         -             24.6
   Loss on retirement of fixed assets                 2.7            3.0
 Changes in assets and liabilities:
   Trade receivables                                (14.8)         (16.9)
   Inventories                                      (18.6)          (4.2)
   Other current assets                             (33.6)         (16.0)
   Accounts payable and accruals                      6.8         (106.0)
   Income taxes                                       3.8          (17.7)
   Other long-term liabilities                        0.4           (6.0)
     Net cash provided by (used in) operating
       activities                                    16.0         (118.0)

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                               (37.4)         (42.9)
 Net cash paid for acquisition of businesses        (18.5)        (681.2)
 Proceeds from liquidation of other investment      150.0            -
 Other                                               (3.2)           7.8
     Net cash provided by (used in) investing
       activities                                    90.9         (716.3)

CASH FLOWS FROM FINANCING ACTIVITIES
 Exercise of stock options                           19.5            8.5
 Net (repayments of) proceeds from notes payable    (49.6)         511.4
 Proceeds from issuance of long-term debt             -            304.2
 Repayment of long-term debt                         (2.8)          (4.6)
 Payment of dividends                               (14.7)         (14.4)
     Net cash (used in) provided by financing
      activities                                    (47.6)         805.1
Effect of exchange rate changes on cash and
  cash equivalents                                   (2.7)          (2.3)

Net increase (decrease) in cash and cash
  equivalents                                        56.6          (31.5)
Cash and cash equivalents - beginning of period     129.2          183.7

Cash and cash equivalents - end of period          $185.8         $152.2

Supplemental disclosures of cash flow
   information:
 Cash paid during the period for:
   Interest                                        $ 32.1         $ 26.5
   Income taxes                                    $ 15.1         $  7.2

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

NOTE A: Inventories

        Inventories consisted of the following:

                                           March 27,     December 26,
                                             1999            1998

        Raw materials and supplies           $111.9        $ 84.7
        Work in process                        32.1          39.1
        Finished products                     311.9         319.3
                                              455.9         443.1

        Less: Allowance for valuation of
              certain U.S. inventories
              at last in, first out cost        1.9           2.4
                                             $454.0        $440.7


NOTE B: Property, Plant And Equipment

        Major classes of property, plant and equipment consisted of the following:

                                         March 27,    December 26,
                                           1999           1998
        Land                              $   25.1    $   25.4
        Buildings                            415.0       416.0
        Leasehold improvements                43.9        41.1
        Machinery and equipment              955.6       930.2
                                           1,439.6     1,412.7

        Less:  Accumulated depreciation      716.8       687.7
                                          $  722.8    $  725.0


NOTE C: Comprehensive Income (loss)

        The components of the company's total comprehensive income (loss) were:

                                               Three Months Ended
                                            March 27,      March 28,
                                              1999           1998
        Net earnings (loss)                  $ 22.4         $(23.2)
        Foreign currency translation
          adjustments, net of taxes           (23.0)         (13.4)
            Total Comprehensive Loss         $ (0.6)        $(36.6)


NOTE D: Restructuring and Exit Activities

1997 Restructuring Program

In April 1997, the company's board of directors approved plans to restructure all business segments as well as certain corporate administrative functions, and cumulative pre-tax restructuring charges of $85 were recorded through the first half of 1998.
     The goal of the restructuring effort was to significantly reduce the company's fixed cost structure and realign the organization to meet its strategic objectives through the closure, relocation and consolidation of manufacturing, distribution, sales and administrative operations, and workforce reductions.

     The following table sets forth the activity in the restructuring reserve through March 27, 1999:


                             Vision   Pharmaceuticals/                         Centrally
                              Care        Surgical      Eyewear   Healthcare    Managed   Total
Restructuring Provisions     $12.0       $5.0           $33.6       $5.9         $29.0     $85.5
Less charges:
 Non-cash items                3.0        -               6.9        1.8           0.8      12.5
 Cash payments                 7.7        4.8            26.0        1.7          25.2      65.4
Balance at March 27, 1999    $ 1.3       $0.2           $ 0.7       $2.4         $ 3.0     $ 7.6

     The original reserve included $53 related to severance and relocation costs for approximately 2,100 employees in manufacturing, logistics and administrative functions. The remaining reserves represent liabilities for severance payments related to approximately 200 employees, primarily in administrative functions.

    Amounts by segment in the preceding table have been reclassified from those disclosed in the company's 1998 Annual Report On Form 10-K to reflect current management accountability for the restructuring activities. The total amount of the provision has not changed. Amounts now associate specific projects with the business segment that has management authority over the project; those projects that are managed centrally at corporate or impact several segments on a predominately geographic basis are classified as "centrally managed". Previously, amounts related to projects associated with more than one segment were allocated among those segments.

Accrual for Acquisition-Related Exit Activities

On December 29, 1997 and December 31, 1997 the company completed the acquisitions of Chiron Vision Corporation (Chiron Vision) from Chiron Corporation and certain stock and assets of Storz Instrument Company, Storz Ophthalmics, Inc. and Cyanamid Chirurgie S.A.S. (collectively Storz) from American Home Products Corporation, and undertook a program to integrate these two former businesses into the newly formed Bausch & Lomb Surgical Division. As part of this integration, management developed a formal plan that included the shutdown of duplicate facilities in the U.S., Europe and Asia, the elimination of duplicate product lines and the consolidation of certain administrative functions. The exit activities were committed to by management and formally communicated to employees shortly after the acquisitions were consummated.

     The following table sets forth activity in the exit activities accrual accounts through March 27, 1999:

                            Employee      Facilities
                          Severance and    Closure       Contract
                            Relocation      Costs      Terminations   Total

Original Provisions            $21.7        $5.5          $0.9         $28.1
Less charges:
 Non-cash items                  -           0.5           -             0.5
 Cash payments                   8.0         0.7           0.9           9.6
Balance at March 27, 1999      $13.7        $4.3          $-           $18.0

The accrual for employee severance and relocation related to approximately 600 employees in production, R&D, selling and administration. As of March 27, 1999 approximately 140 of these employees had been terminated. The facilities closure costs primarily represent leasehold termination payments and fixed asset writedowns relating to duplicate facilities. The closures and consolidations in the U.S. are expected to be started or substantially completed in 1999. Closures and consolidations outside the U.S. are expected to commence in 1999 and be substantially complete in 2000.

NOTE E: Business Segment Information

In 1998, the company adopted Statement of Financial Accounting Standard (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information. The implementation of SFAS 131 did not affect total company results but did impact the disclosure of segment information. As a result, certain 1998 segment disclosures and discussion reported in previous quarterly filings have been recast to comply with this new standard.
     The company is organized by product line for management reporting with operating earnings being the primary measure of segment profitability. Certain distribution and general and administrative expenses, including some centralized services, are allocated amongst the segments for management reporting. No items below operating earnings are allocated to segments. Restructuring charges and charges related to certain significant events, described below, although related to specific product lines, are also excluded from management basis results. The accounting policies used to generate segment results are the same as the company's overall accounting policies.
     The company's operating results are reported in four business segments: vision care, pharmaceuticals/surgical, eyewear and healthcare. The vision care segment includes contact lenses and lens care products. The pharmaceuticals/surgical segment includes prescription ophthalmics, over-the-counter (OTC) medications, and cataract, refractive and other ophthalmic surgery products. The eyewear segment includes sunglasses and vision accessories. The healthcare segment includes biomedical products and services, hearing aids and the skin care business, which was divested in 1998.

The following table presents sales and operating earnings by business segment for the quarters ended March 27, 1999 and March
28, 1998. The company does not have material intersegment sales.

                                             First Quarter
                                   1999                      1998
                                        Operating                 Operating
                           Net Sales    Earnings    Net Sales   Earnings (Loss)

Vision Care                  $227.3      $ 33.5      $216.0       $ 32.5
Pharmaceuticals/Surgical      160.2        23.9       138.8         15.8
Eyewear                       109.6         4.6       112.3         (2.8)
Healthcare - ongoing           77.7         8.5        72.4          9.1
Healthcare - divested           -           -          13.6          0.1
                              574.8        70.5       553.1         54.7

Corporate administration        -         (15.8)        -          (10.9)
Restructuring                   -           -           -           (3.7)
Other significant charges       -           -           -          (57.1)
                             $574.8      $ 54.7      $553.1       $(17.0)

Restructuring charges were recorded in the first quarter of 1998 as follows: vision care, $0.6; eyewear, $1.9 and corporate administration, $1.2.
     The first quarter 1998 "other significant charges" relate to the pharmaceuticals/surgical segment. As referred to in Note D, during the first quarter of 1998, the company acquired Chiron Vision and Storz, which formed the company's surgical business. Part of the purchase price was allocated to purchased in-process research and development (R&D) and, in accordance with applicable accounting rules, a pre-tax charge of $41.0 was recorded. In addition to the purchased in-process R&D charge, purchase accounting rules require that inventory acquired through an acquisition be recorded at fair value. This resulted in a higher cost of sales of $16.1 since part of the acquired inventory was sold during this period.

NOTE F: Subsequent Event

Pending Divestiture
On April 28, 1999, the company announced that it had reached a definitive agreement, pending regulatory approval, to sell its sunglass business to Luxottica Group S.p.A. for $640.0 in cash. Completion of this transaction is expected to occur by the end of the second quarter. The parties have agreed to a transition plan of at least one year, during which time the company will provide administrative and distribution support for the business outside the U.S. A copy of the company's press release announcing the agreement is filed herewith as Exhibit 99, "Press Release of Bausch & Lomb Incorporated, dated April 28, 1999."
     The company expects that the transaction will result in an after-tax gain of approximately $120.0, or $2.10 per share, which includes estimated costs associated with exiting the sunglass business outside the U.S. Cash generated by the sale, net of taxes and expenses, is expected to be approximately $520.0. Initially, the proceeds from this transaction are expected to be used to pay down debt and to invest in money market securities.

Pro Forma Historical Financial Information (Unaudited)
On a going forward basis, the company will report the results of the sunglass business as a discontinued operation. The results of the vision accessories business, previously reported in the eyewear segment, will be reported in the vision care segment.
     The following pro forma results of operations give effect to the pending divestiture and the application of the after-tax proceeds, including the reduction in interest expense, as if the transaction had occurred at the beginning of 1998.
     The pro forma results are presented for informational purposes only and do not purport to be indicative of the results of operations which would actually have been obtained if the transactions had occurred in such periods, or which may exist or be obtained in the future.
     The pro forma information is as follows:

                                        Three Months Ended
                                      March 27,     March 28,
                                        1999          1998

     Net Sales                        $467.6        $443.6
     Operating earnings (loss) from
       continuing operations          $ 50.2        $(12.4)
     Net earnings (loss) from
       continuing operations          $ 24.3        $(15.7)
     Earnings (loss) per common
       share from continuing
       operations:
         Basic                        $ 0.43        $(0.28)
         Diluted                      $ 0.42        $(0.28)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the company's results of operations, liquidity and an updated 1999 outlook. References to "comparable basis" or "comparable basis results" in this financial review exclude the impact on 1998 results of the restructuring and other significant charges referenced previously in Note E, and the 1998 results from the divested skin care business reported in the healthcare segment. References within this financial review to earnings per share refer to diluted earnings per share.

NET SALES BY BUSINESS SEGMENT AND GEOGRAPHIC REGION

Total net sales for the quarter ended March 27, 1999 were $575, an increase of $22 or 4% from the 1998 first quarter. The results include $14 in 1998 first quarter revenues generated by the divested skin care business. When results for this business are excluded from 1998 results, revenues increased 7%. On a constant dollar basis (that is, excluding the effect of foreign currency exchange rate changes), continuing business revenues increased 5% compared to the prior-year period. Revenue increases in the vision care, pharmaceuticals/surgical and healthcare segments were partially offset by declines in the eyewear segment.

Vision Care Segment Revenues

The vision care segment includes results of the contact lens and lens care businesses, with lenses comprising 47% and lens care representing 53% of 1999 first quarter revenues. Revenues increased to $227 or 5% from the 1998 first quarter, resulting from equal percentage increases for both product categories. On a constant dollar basis, segment revenues increased 4% over the prior year, demonstrating minimal impact from foreign exchange rate changes in most regions.
     The increase in contact lens revenues was driven by double-digit growth of planned replacement and disposable lenses (collectively PRD) including very strong results for SofLens one day disposable lenses in Europe as well as double-digit increases for planned replacement lenses in the Asia-Pacific region. These results were partially offset by declines in traditional soft and rigid gas permeable (RGP) lenses as the anticipated shift away from these products continued.
    Lens care revenue gains were led by results in the U.S. where both the soft and RGP solutions lines gained market share during the first quarter of 1999. Products for soft contact lenses continued to exhibit strong demand, led by ReNu MultiPlus solution, while the company's Boston line of solutions for RGP lenses also delivered modest sales increases.

Pharmaceuticals/Surgical Segment Revenues

First-quarter 1999 revenues in the pharmaceuticals/surgical segment were $160, an increase of 15% from the same period last year, or 14% in constant dollars.
     In the U.S., exceptional results were experienced in the pharmaceuticals business as revenues increased 36% from the first quarter of 1998. Lotemax and Alrex, two ophthalmic drugs introduced in 1998, continued to gain market share. Another contributor to these results was increased sales of generic otic drugs, specifically ear drops, which benefited from the exit of a competitor from this product line. Another first quarter development was the FDA approval and subsequent launch of the generic equivalent to Rhone Poulenc's DDAVP nasal spray. The U.S. surgical business also delivered solid first quarter results, as revenues grew by 10% over the equivalent 1998 period. The growth was driven mainly by sales of products for refractive surgery.
     Outside the U.S., sales of pharmaceuticals grew by 10% as the company's Dr. Mann Pharma subsidiary continued to benefit from a second quarter 1998 acquisition. Non-U.S. surgical revenues increased by 11%, aided by strong growth in sales of the company's Technolas lasers.

Eyewear Segment Revenues

Segment revenues are primarily driven by sales of sunglass products, which account for about 98% of total revenue. First quarter U.S. sunglass revenues were flat compared to the 1998 period, due mainly to stronger sales to Sunglass Hut International, the segment's largest customer, offset by lower sales in secondary channels. Non-U.S. revenues decreased by 3%, primarily due to reductions in Europe, which was negatively impacted by a significant amount of backorders, and in Latin America, where unfavorable economic conditions contributed to the sales shortfalls.
     As more fully described in Note F and Exhibit 99, on April 28, 1999, the company announced that it had entered into an agreement to sell its sunglass business to Luxottica Group S.p.A. The transaction is expected to be completed in the second quarter, pending regulatory approval.

Healthcare Segment Revenues

The following analysis excludes 1998 revenues from the divested skin care business.
     Healthcare segment revenues for the first quarter of 1999 were $78, an increase of $5 or 7% (6% on a constant dollar basis) over the comparable period in 1998. Sales increases were driven by biomedical products, which reported a 12% increase, partially offset by an 8% decline in hearing aid revenues as significant problems with conversion to a new information system disrupted processing of customer orders, resulting in a substantial one-time impact to sales and margin.
     As announced in 1998, the company's strategic focus is now in the businesses of vision care and ophthalmic pharmaceuticals and surgical products. The company continues to aggressively seek a buyer for its hearing aid business and is now also assessing strategies for maximizing shareholder value relative to the biomedical products business.

Net Sales By Geographic Region

The following analysis excludes 1998 revenues from the divested skin care business which were included in the healthcare segment.
     Sales in markets outside the U.S. totaled $276 in the first quarter of 1999, an increase of $17 or 7% compared with the 1998 period, and represented 48% of consolidated revenues for both years. Increased revenues from the pharmaceuticals/surgical segment as well as growth in vision care offset slight declines in eyewear. For the quarter, currency had a positive impact of 3% on non-U.S. sales. Sales in the Asia-Pacific region advanced 10% (3% in constant dollars), with favorability across the core strategic businesses suggesting some recovery from last year's economic difficulties. Growth in vision care, led by Medalist lenses, was offset by declines in the eyewear business. European sales increased 7%, or 4% in constant dollars, due in large part to strong performance in the vision care segment, particularly for Soflens one day contact lenses, offset by declines in eyewear. European pharmaceuticals sales, which were aided by incremental sales from a 1998 acquisition by the company's Dr. Mann Pharma subsidiary, increased 17%. Sales in the Latin America and Canada region decreased 3% over the prior year but grew 9% in constant dollars. Currency movements in Brazil offset favorable lens care sales in Canada.
     U.S. sales totaled $298 in the first quarter, an increase of $18 or 6% from 1998. Revenues benefited from strong growth in the pharmaceuticals/surgical segment where sales increased 19% over the same period in 1998, reflecting the incremental otic revenues as well as recently introduced new pharmaceuticals products and growth in products for refractive surgery.

Costs And Expenses

The reported ratio of costs of products sold to sales was 46.5% during the first quarter of 1999, versus 49.9% for the same period of 1998. On a comparable basis this ratio was 46.5% in 1999 compared to 47.5% in 1998. The 1999 ratio reflected margin improvements in vision care and eyewear, where restructuring has produced favorable year-over-year manufacturing benefits, offset by slightly lower healthcare margins resulting from sales declines in the hearing aid business.
     Comparable basis selling, administrative and general expenses, including corporate administration, were 39.8% of sales in the first quarter of 1999 compared to 40.6% in 1998. The favorable ratio reflected lower marketing and advertising costs in eyewear combined with savings in the surgical business, as integration synergies continued to be realized. Corporate administration expenses were 2.7% of sales in 1999 versus 1.9% in the same period of 1998, reflecting costs associated with year 2000 and financial systems upgrades.
     Research and development expenses totaled $24 in the first quarter of 1999, an increase of $4 over 1998. This represented 4.2% of sales in 1999, up from 3.8% in 1998. As anticipated, the company continues to increase spending to develop new products in the vision care and pharmaceuticals/surgical segments.

Operating Earnings

For the first quarter of 1999, the company recorded operating earnings of $55, compared to an operating loss of $17 in 1998. On a comparable basis, operating earnings improved $11 from the first quarter of 1998. Operating results reflect improvements in eyewear segment profitability related to restructuring efforts and to increased margins resulting from a more favorable product mix, increased sales in the pharmaceuticals business in the U.S., as well as cost reductions captured through integration synergies in the surgical business.

Other Income And Expenses

Income from investments totaled $10 for the first quarter of 1999 and was essentially flat compared to the same period in 1998. Interest expense of $24 decreased $1, primarily reflecting lower debt levels. Foreign currency gains of $3 during the first quarter of 1999 increased $1 over the prior year, primarily the result of foreign currency hedging activities related to the yen.

Income Taxes

The company's reported tax rate was 36.0% for the first quarter of 1999 compared to 40.9% for the same 1998 period. The higher rate in 1998 was primarily due to the impact from the other significant charges described in Note E.

LIQUIDITY AND FINANCIAL RESOURCES

Cash Flows From Operating Activities

Cash provided by operating activities was $16 through the first quarter of 1999, a $134 increase compared to the comparable 1998 period. Increased profitability in 1999 and a $42 litigation settlement paid in 1998 were the primary reasons for the favorable comparison. Other factors included lower amounts in 1999 needed to settle maturing foreign exchange contracts and reduced payments against prior year restructuring accruals.

Cash Flows From Investing Activities

Cash provided by investing activities was $91 during the first quarter of 1999 versus a cash outflow of $716 in 1998. The amount for 1999 included an inflow of $150 from a redemption of securities. The net cash outflow in 1998 was primarily due to the first quarter acquisition of the surgical businesses. Capital spending of $37, which decreased $6 compared to the prior year period, is expected to be in the range of $200 for 1999. A significant portion of 1999 capital spending will be used to support expanded contact lens manufacturing capacity.

Cash Flows From Financing Activities

Through the first quarter of 1999, $48 was used in financing activities, primarily for net repayments of notes payable. In the comparable 1998 period, $805 was provided by financing activities, mostly from new borrowings needed to consummate the surgical acquisitions.

Free Cash Flow

The company strives to maximize its free cash flow, defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases and the acquisition or divestiture of businesses. Free cash flow through the first quarter of 1999 was negative $27, an improvement of $128 from the prior year period. The increase is due to the operational cash flow factors described above.
     The negative free cash flow for the first quarter of 1999 is consistent with historical trends whereby the company has been a user of free cash during the first half of the year and a provider of free cash during the second half.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, was $1,420 at the end of the first quarter of 1999, down by $53 from year-end 1998, and lower than the March 1998 amount by $248. The ratio of total debt to capital has improved to 62.5% at the end of the first quarter of 1999 versus 63.5% at the end of 1998 and 68.3% at March 1998.
    Cash and cash equivalents totaled $186 and $152 at the end of the first quarters of 1999 and 1998, respectively, and $129 at the end of 1998.

Access to Financial Markets

The company maintains revolving credit agreements, both 364-day and long-term, totaling $700. The interest rate under these agreements is based on LIBOR, or at the company's option, the higher of several other common indices. No debt was outstanding under these agreements at March 27, 1999. The long-term portion of these revolving credit agreements supported $300 of unsecured promissory notes which were classified as long-term debt at both March 27, 1999 and year-end 1998. In addition, the company maintains other lines of credit on which it may draw to meet its financing requirements.
    The company believes its existing credit facilities provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital

Working capital was $917 and negative $109 at the end of the first quarters of 1999 and 1998, respectively. At year-end 1998, working capital was $774. The favorable trend is due primarily to the third quarter 1998 issuance of long-term debt, which was used to reduce short-term borrowings, and to an agreement to redeem a long-term investment that resulted in a partial redemption during the first quarter of 1999 and reclassification of the remainder to current assets. The current ratio was 2.2 and 0.9 at the end of March 1999 and March 1998, respectively, and 2.0 at year-end 1998.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the first quarters of both 1999 and 1998. The return on average shareholders' equity of 8.4% for the twelve-month period ended March 27, 1999 reflects a restructuring charge and a gain on divestiture recorded in the second quarter of 1998 and a fourth quarter 1998 goodwill impairment charge. This ratio was 2.8% for the twelve-month period ending March 28, 1998, and included restructuring and litigation charges and one-time charges associated with the surgical acquisitions.

RISKS ASSOCIATED WITH YEAR 2000 DATE ISSUES

The company has been addressing the potential risks associated with the year 2000 date issue. It has established a formal program to assess and renovate internal information technology ("IT") and non-information technology ("non-IT") operations that are at risk, and further, to evaluate the year 2000 readiness of key third-party suppliers and recipients of products, services, materials or data. Year 2000 issues are being addressed through a combination of software replacement, system upgrades and, in limited instances, source code modifications (collectively, "renovation"). Ongoing reengineering projects have had the incidental benefit of remediating several major year 2000 issues.
     The assessment phase of IT systems is substantially complete. The renovation phase is on schedule and the company plans to have all key IT systems tested and compliant in the second and third quarters of 1999. Most other IT systems should be tested and compliant by the end of 1999. For non-IT systems, the company has engaged a leading production systems integration firm specializing in year 2000 assessment and remediation of manufacturing, distribution and R&D facilities. The assessment phase is ongoing and substantially complete, and it should be fully completed during the second or early third quarter of 1999. Based on information available at this time, the company plans to have all key non-IT systems tested and compliant during the third or fourth quarter of 1999, depending on the project. The company has been assessing the readiness of key suppliers and customers since early 1998. To further facilitate this assessment, the company will interact with each major supplier or recipient of data, materials, products or services, including face-to-face interviews with those considered to be critical to the company. This assessment is scheduled for completion early in the fourth quarter of 1999.
     Anticipated costs, comprised of both period expenses and capital expenditures, of identifying and remediating year 2000 issues in the above-described areas is expected to be in the range of $65-$75, of which approximately $32 has been incurred to date. Of the total anticipated costs, approximately 50% is expected to be capitalized as part of system upgrades and replacements. Management believes that its year 2000 program will substantially reduce the risk of a material adverse impact on future financial results caused by the year 2000 issue. Potential risks of a failure to address a year 2000 issue (whether IT, non-IT or external) that could have a materially detrimental impact to the company include the inability to manufacture or ship products, the inability to receive and fill orders, and problems with customers or suppliers, including the loss of electrical power or the failure of a key customer or supplier to purchase products or provide anticipated goods and services. Contingency plans for systems, customers and suppliers are in various stages of development, with the greatest amount of resources being dedicated to those areas deemed most essential to the company. Contingency plans deemed necessary for critical systems, customers and suppliers are expected to be completed in the second and third quarters of 1999.
     The estimated costs of remediation and the expected completion dates described above are based on information available at this time and may be updated as additional information and assessment phase results become available. Readers are referred to the section of this filing labeled "Information Concerning Forward-Looking Statements" which addresses forward-looking statements made by the company.

OUTLOOK

Solid results are expected to continue for the remainder of 1999 as the company continues to progress towards its goal of becoming the preeminent healthcare company for the eye.
     Results for vision care remain strong and the segment is well positioned for an acceleration of quarter-over-quarter growth for the remainder of the year with the expectation that total year revenue growth will be in the range of 8-10%. The contact lens business will benefit from the rollout of several new products and the introduction of recently introduced products into new markets. PureVision, the revolutionary extended wear lens which received FDA approval during the first quarter of 1999, has been launched in the U.S. and is receiving excellent feedback from vision care professionals. Sales in the second quarter will benefit modestly from the introduction since the early stages of the launch are focused primarily on education with the major sales and earnings benefits expected later. In addition, SofLens one day lenses will be rolled out in the U.S. during the second quarter. The one-day market in the U.S. is not as developed as in Europe, where SofLens one day excels, and therefore a large revenue impact is not anticipated. Its introduction, however, should make the company's overall U.S. contact lens product portfolio even more appealing to doctors and other practitioners. Significant benefits are expected from the second quarter full-European rollout of SofLens66 toric, which has been well-received in limited introductions within France and the United Kingdom, and the continued rollout in the U.S. Lens care sales should benefit from the recent regulatory approval and second quarter launch in Japan of ReNu multi-purpose solution.
     The pharmaceuticals/surgical segment is expected to continue to grow throughout 1999.
Revenue growth in the pharmaceuticals business for 1999 is expected to be in the high teens, with half of this growth coming from incremental generic otic sales. Sales of Alrex anti-inflammatory drops should gain momentum as the peak allergy season approaches. The generic equivalent to Rhone Poulenc's DDAVP, the first generic nasal spray ever approved by the FDA, should continue to contribute sales and profitability growth throughout the remainder of 1999. The expectation in the surgical business for full-1999 results continue to be revenue growth in the high single-digits with margins in the mid-teens, as benefits from the synergies within the surgical business continue. For the remainder of the year the expectation is for improvement in sales of cataract products, as well as continued strength in the refractive surgery lines, including growing demand outside the U.S. for Technolas excimer lasers. Cataract product sales, which were flat in the first quarter, were constrained by supply issues with Soflex, the company's three-piece foldable IOL. Substantial supply increases are expected to occur in the second and third quarters as manufacturing for this product transfers to the Clearwater, Florida facility, which recently received FDA approval to produce this product. While significant sales impact is not expected in 1999, FDA approval and launch of the Technolas 217 excimer laser in the U.S. is expected late in the year.
    With the sale of the sunglass business expected to be completed by the end of the second quarter, a high priority will be given to completing a review of the remaining non-core businesses - the Miracle Ear hearing aid business and the biomedical products business represented by the Charles River Laboratories subsidiary - with the objective of exiting 1999 with a singular focus on the eye care lines.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
When used in this discussion, the words "anticipate," "should," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors affecting the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, the impact of competition, seasonality and general economic conditions in the global sunglass, vision care and ophthalmic surgical and pharmaceutical markets, where the company's businesses compete, changes in global and localized economic and political conditions (for example, the company does business in Asia and Brazil, where, recently, economies and associated currency risks have been volatile), changing trends in consumer preferences and tastes, legal proceedings initiated by or against the company, changes in government regulation of the company's products and operations, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, difficulties or delays in the development, production, testing, regulatory approval, marketing of products, the effect of changes within the company's organization, and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including its 1998 Annual Report on Form 10-K.


                   PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        None


Item 6. Exhibits and Reports on Form 8-K.

        (a) Item 601 Exhibits

            Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

        (b) Reports on Form 8-K

            None filed.






                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                BAUSCH & LOMB INCORPORATED




Date: May 10, 1999              By:
                                       Robert B. Stiles
                                     Senior Vice President
                                      and General Counsel





Date: May 10, 1999              By:
                                        Stephen C. McCluski
                                     Senior Vice President and
                                      Chief Financial Officer




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

            (4)-e Supplemental Indenture No. 1, dated May 13, 1998, between the Company and Citibank, N.A. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, dated July 24, 1998, File No. 1-4105, and incorporated herein by reference).

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

            (99) Press Release of Bausch & Lomb Incorporated, dated April 28, 1999.