Form 10-Q
period 1999-06-26
BAUSCH & LOMB INC
filed 1999-08-10
CIK 10427

United States

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549


                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the Quarter Ended                                Commission File
June 26, 1999                                        Number:  1-4105


                   BAUSCH & LOMB INCORPORATED

     (Exact name of registrant as specified in its charter)


New York                                                  16-0345235
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                     Identification No.)


        One Bausch & Lomb Place, Rochester NY  14604-2701
            (Address of principal executive offices)
                           (Zip Code)


Registrant's telephone number, including area code:  (716) 338-6000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes x                  No

The number of shares of Common stock of the registrant outstanding as of June 26, 1999 was 57,419,621, consisting of 56,786,025 shares of Common stock and 633,596 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.


                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The accompanying unaudited interim consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries have been prepared by the company in accordance with the accounting policies stated in the company's 1998 Annual Report on Form 10-K and should be read in conjunction with the Notes To Financial Statements appearing therein, and are based in part on approximations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles have been included in these interim consolidated financial statements.


         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                               STATEMENT OF EARNINGS

                                    Second Quarter Ended     Six Months Ended
Dollar Amounts In Millions -       June 26,    June 27,   June 26,   June 27,
Except Per Share Data                 1999        1998        1999      1998

Net Sales                          $ 453.3     $ 408.4    $  843.2   $  765.9

Costs And Expenses
  Cost of products sold              177.4       178.5       339.9      344.9
  Selling, administrative and
  general                            186.3       169.4       351.2      322.2
  Research and development            25.2        19.1        45.9       35.5
  Purchased in-process research
  and development                        -           -           -       41.0
  Restructuring charges                  -         3.6           -        5.4
                                     388.9       370.6       737.0      749.0
Operating Earnings                    64.4        37.8       106.2       16.9

Other (Income) Expense
  Interest and investment income      (8.4)      (10.2)     (18.0)      (20.1)
  Interest expense                    24.1        26.0       48.3        51.3
  Gain from foreign currency, net     (3.7)       (1.8)      (6.6)       (3.7)
                                      12.0        14.0       23.7        27.5

Earnings (Loss) From Continuing
Operations Before Income Taxes
And Minority Interest                 52.4        23.8       82.5       (10.6)

  Provision for income taxes          18.9         9.1       29.7        (4.7)

Earnings (Loss) From Continuing
Operations Before Minority
Interest                              33.5        14.7       52.8        (5.9)

  Minority interest in
  subsidiaries                         4.6         5.3        8.9         9.7

Earnings (Loss) from Continuing
Operations                            28.9         9.4       43.9       (15.6)

Discontinued Operations
  Earnings from discontinued
  operations, net of taxes            18.2        12.9       25.6        14.6
  Gain on disposal of discontinued
  operations, net of taxes           126.3        33.0      126.3        33.0
                                     144.5        45.9      151.9        47.6

Net Earnings                       $ 173.4     $  55.3    $ 195.8     $  32.0

Basic Earnings Per Share:
  Continuing Operations                0.50        0.17       0.77       (0.28)
  Discontinued Operations              2.53        0.82       2.66        0.86
                                   $   3.03    $   0.99   $   3.43    $   0.58

Diluted Earnings Per Share:
  Continuing operations                0.49        0.17       0.75       (0.28)
  Discontinued operations              2.45        0.81       2.59        0.86
                                   $   2.94    $   0.98   $   3.34    $   0.58
Average Shares Outstanding -
Basic (000s)                         57,280      55,787     57,002      55,560

Average Shares Outstanding -
Diluted (000s)                       59,047      56,582     58,555      55,560
See Notes to Financial Statements


           BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                                BALANCE SHEET

                                             June 26,        December 26,
Dollar Amounts In Millions                     1999            1998
ASSETS
Current Assets
 Cash and cash equivalents                   $     433.3     $    129.2
 Other investments, short-term                     275.0          300.0
 Trade receivables, less allowances
   of $19.1 and $26.8, respectively                409.2          526.3
 Inventories, net                                  248.0          440.7
 Deferred taxes, net                                66.3           68.4
 Other current assets                              168.9          122.2
 Net assets held for disposal - current             94.4              -
                                                 1,695.1        1,586.8

Property, Plant And Equipment, net                 524.4          725.0
Goodwill And Other Intangibles,
 less accumulated amortization
 of $111.6 and $137.3, respectively                623.5          758.9
Other Investments                                  110.6          249.2
Other Assets                                       168.3          171.8
Net Assets Held For Disposal - non-current         168.0              -
 Total Assets                                   $3,289.9       $3,491.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable                              $    256.1       $  160.4
   Current portion of long-term debt                 2.7           31.1
   Accounts payable                                 66.8           92.6
   Accrued compensation                             67.5          110.3
   Accrued liabilities                             427.3          366.2
   Federal, state and foreign income taxes
   payable                                         152.2           51.8
                                                   972.6          812.4

Long-Term Debt, less current portion               977.9        1,281.3
Other Long-Term Liabilities                         97.8          106.6
Minority Interest                                  224.9          446.4
 Total Liabilities                               2,273.2        2,646.7

Shareholders' Equity
 4% Cumulative Preferred stock,
   par value $100 per share                            -              -
 Class A Preferred stock,
   par value $1 per share                              -              -
 Common stock, par value $0.40
   per share, 60,198,322 shares issued              24.1           24.1
 Class B stock, par value $0.08 per share,
   880,711 and 955,791 shares
   Issued, respectively                              0.1            0.1
 Capital in excess of par value                     86.2           84.2
 Common and Class B stock
   in treasury, at cost, 3,659,442 and
   4,625,026 shares, respectively                 (142.7)        (178.9)
 Retained earnings                               1,049.5          883.5
 Accumulated other comprehensive income              6.9           41.0
 Other shareholders' equity                         (7.4)          (9.0)
 Total Shareholders' Equity                      1,016.7          845.0
 Total Liabilities And Shareholders' Equity     $3,289.9       $3,491.7
See Notes To Financial Statements


           BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                           STATEMENT OF CASH FLOWS
                                                          Six Months Ended
                                                      June 26       June 27,
Dollar Amounts In Millions                              1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                         $  195.8      $   32.0
 Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities
   Gain from divestitures                               (210.5)        (56.0)
   Depreciation                                           58.3          56.3
   Amortization                                           24.0          22.7
   Change in deferred income taxes                         5.2           1.3
   Restructuring charges                                     -          11.3
   Purchased in-process research and development             -          41.0
   Loss on retirement of fixed assets                      2.9           3.1
 Changes in assets and liabilities:
   Trade receivables                                     (71.4)        (72.7)
   Inventories                                           (25.8)          5.8
   Other current assets                                  (62.5)        (19.0)
   Accounts payable and accruals                          59.9         (94.6)
   Income taxes                                          103.7          (6.2)
   Other long-term liabilities                            (1.4)         (9.9)
   Net cash provided by (used in) operating
   activities                                            78.2         (84.9)

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                    (74.4)        (90.0)
 Net cash paid for acquisition of businesses             (43.1)       (715.0)
 Net cash received from divestitures                     637.2         135.0
 Proceeds from liquidation of other investment           150.0             -
 Other                                                   (11.4)          8.0
     Net cash provided by (used in) investing
     activities                                          658.3        (662.0)

CASH FLOWS FROM FINANCING ACTIVITIES
 Purchase of additional interest in
 partnership                                            (400.0)            -
 Proceeds from third-party investor for
 partnership interest                                    200.5             -
 Repurchase of Class B shares                             (1.5)            -
 Exercise of stock options                                35.8          19.7
 Net (repayments of) proceeds from notes payable        (203.5)        424.7
 Proceeds from issuance of long-term debt                    -         304.3
 Repayment of long-term debt                             (29.5)         (7.5)
 Payment of dividends                                    (29.6)        (28.8)
 Net cash (used in) provided by financing
 activities                                             (427.8)       (712.4)
Effect of exchange rate changes on cash and
cash equivalents                                          (4.6)         (1.7)

Net increase (decrease) in cash and cash equivalents     304.1         (36.2)
Cash and cash equivalents - beginning of period          129.2         183.7

Cash and cash equivalents - end of period             $  433.3      $  147.5

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
   Interest                                           $   41.2      $   50.5
   Income taxes                                       $   32.3      $   24.0
See Notes To Financial Statements


BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
Dollar Amounts in Millions - Except Per Share Data

NOTE A: Inventories

        Inventories consisted of the following:

                                                      June 26,   December 26,
                                                        1999         1998

        Raw materials and supplies                       48.7          84.7
        Work in process                                  19.8          39.1
        Finished products                               179.5         319.3
                                                        248.0         443.1

        Less:  Allowance for valuation of
               certain U.S. inventories
               at last in, first out (LIFO) cost            -           2.4
                                                       $248.0        $440.7

The inventories valued using LIFO related to the sunglass business, which was sold during the second quarter of 1999.

NOTE B: Property, Plant And Equipment

        Major classes of property, plant and equipment consisted of the following:

                                                      June 26,    December 26,
                                                        1999         1998

        Land                                          $  12.1      $   25.4
        Buildings                                       203.8         416.0
        Leasehold improvements                           33.5          41.1
        Machinery and equipment                         722.7         930.2
                                                        972.1       1,412.7

        Less:  Accumulated depreciation                 447.7         687.7
                                                      $ 524.4      $  725.0

NOTE C: Comprehensive Income

        The components of the company's total comprehensive income were:

                            Three Months Ended         Six Months Ended
                            June 26,   June 27,       June 26,     June 27,
                              1999        1998          1999         1998

Net earnings                $173.4      $  55.3        $195.8        $32.0
Foreign currency
translation
adjustments, net of taxes    (11.2)         6.6         (34.2)        (6.8)
  Total Comprehensive
  Income                    $162.2        $61.9        $161.6        $25.2


NOTE D: Restructuring and Exit Activities


1997 Restructuring Program

In April 1997, the company's board of directors approved plans to restructure all business segments as well as certain corporate administrative functions, and cumulative pre-tax restructuring charges of $85 were recorded through the first half of 1998. Of these charges, $46 related to ongoing operations and are reported as restructuring charges and $40 related to discontinued operations and are reported as part of income from discontinued operations.
    The goal of the restructuring effort was to significantly reduce the company's fixed cost structure and realign the organization to meet its strategic objectives through the closure, relocation and consolidation of manufacturing, distribution, sales and administrative operations, and workforce reductions. The restructuring program is expected to yield cost savings for the continuing businesses of approximately $70 annually.
    The following table sets forth the activity in the restructuring reserve related to ongoing businesses through June 26, 1999:

                            Vision     Pharmaceuticals/   Centrally
                            Care          Surgical        Managed     Total

Restructuring Provisions    $12.0         $ 5.0            $29.0      $46.0
Less charges:
 Non-cash items               3.1             -              0.8        3.9
 Cash payments                7.9           4.8             25.5       38.2
Balance at June 26, 1999    $ 1.0         $ 0.2            $ 2.7      $ 3.9

    The original reserve associated with ongoing businesses included $32 of severance and relocation costs for approximately 1,100 employees in manufacturing, logistics and administrative functions. The remaining reserves at June 26, 1999 represent liabilities for severance payments related to approximately 200 employees, primarily in administrative functions.
    Amounts by segment in the preceding table have been reclasssified from those disclosed in the company's 1998 Annual Report on Form 10-K. Amounts in this table associate specific projects with the business segment that has management accountability for the project; those projects that are managed centrally or that impact several segments on a predominately geographic basis are classified as "centrally managed". Previously, amounts related to such projects were allocated among business segments.

Accrual for Acquisition-Related Exit Activities

On December 29, 1997 and December 31, 1997 the company completed the acquisitions of Chiron Vision Corporation (Chiron Vision) from Chiron Corporation and certain stock and assets of Storz Instrument Company, Storz Ophthalmics, Inc. and Cyanamid Chirurgie S.A.S. (collectively Storz) from American Home Products Corporation, and undertook a program to integrate these two former businesses into the newly-formed Bausch & Lomb Surgical Division. As part of this integration, management developed a formal plan that included the shutdown of duplicate facilities in the U.S., Europe and Asia, the elimination of duplicate product lines and the consolidation of certain administrative functions. The exit activities were committed to by management and formally communicated to employees shortly after the acquisitions were consummated.
    The following table sets forth activity in the exit activities accrual accounts through June 26, 1999:

                           Employee      Facilities
                        Severance and     Closure      Contract
                         Relocation        Costs      Terminations     Total

Original Provisions          $21.7          $5.5          $0.9         $28.1
Less charges:
 Non-cash items                  -           0.6             -           0.6
 Cash payments                 9.0           0.7           0.9          10.6
Balance at June 26, 1999     $12.7          $4.2          $  -         $16.9

The accrual for employee severance and relocation related to approximately 600 employees in production, R&D, selling and administration. As of June 26, 1999 approximately 190 of these employees had been terminated.
The facilities closure costs primarily represent leasehold termination payments and fixed asset writedowns relating to duplicate facilities.
The closures and consolidations in the U.S. are expected to be started or substantially completed in 1999. Closures and consolidations outside the U.S. are expected to commence in 1999 and be substantially complete in 2000.

NOTE E: Business Segment Information

The company is organized by product line for management reporting with operating earnings being the primary measure of segment profitability. Certain distribution and general and administrative expenses, including some centralized services, are allocated amongst the segments for management reporting. No items below operating earnings are allocated to segments. Restructuring charges and charges related to certain significant events, described below, although related to specific product lines, are also excluded from management basis results.
The accounting policies used to generate segment results are the same as the company's overall accounting policies.
    The company's continuing operating results are reported in two business segments: vision care and pharmaceuticals/surgical. The vision care segment includes contact lenses, lens care products and vision accessories. The pharmaceuticals/surgical segment includes prescription ophthalmics, over-the-counter (OTC) medications, and cataract, refractive and other ophthalmic surgery products.

The following table presents sales and operating earnings by business segment for the quarters and six months ended June 26, 1999 and June 27, 1998. The company does not have material intersegment sales.

                                            Second Quarter
                                      1999                     1998
                               Net      Operating        Net       Operating
                              Sales     Earnings        Sales      Earnings

Vision Care                  $264.1       $ 48.0       $245.5        $ 45.6
Pharmaceuticals/Surgical      189.2         34.1        162.9          22.8
                              453.3         82.1        408.4          68.4

Corporate administration          -        (17.7)           -         (11.0)
Restructuring                     -            -            -          (3.6)
Other significant charges         -            -            -         (16.0)
                             $453.3        $64.4       $408.4        $ 37.8

                                              Six Months Ended
                                 June 26, 1999           June 27, 1998
                              Net      Operating      Net        Operating
                             Sales      Earnings     Sales        Earnings

Vision Care                  $493.8      $  81.7     $464.3       $  78.6
Pharmaceuticals/Surgical      349.4         58.0      301.6          38.5
                              843.2        139.7      765.9         117.1

Corporate administration          -        (33.5)         -         (21.8)
Restructuring                     -            -          -          (5.4)
Other significant charges         -            -          -         (73.0)
                             $843.2      $ 106.2     $765.9       $  16.9

The 1998 "other significant charges" related to the pharmaceuticals/surgical segment. As referred to in Note D, during the first quarter of 1998, the company acquired Chiron Vision and Storz, forming the company's surgical business. Part of the purchase price was allocated to purchased in-process research and development (R&D) and, in accordance with applicable accounting rules, a pre-tax charge of $41.0 was recorded in the first quarter of 1998. In addition to the purchased in-process R&D charge, purchase accounting rules required that acquired inventory be recorded at its fair value. This resulted in a higher cost of sales of $16.0 in the 1998 second quarter and $32.0 for the first six months of 1998 as the acquired inventory was sold during these periods.

NOTE F: Discontinued Operations

On June 26, 1999, the company completed the sale of its sunglass business to Luxottica Group S.p.A. for approximately $640 in cash. The company recorded an after-tax gain of $126 or $2.14 per share, which includes the costs associated with exiting the business, such as severance pay, and additional pension costs.
    The results of the sunglass business have been reported as discontinued operations in the Consolidated Statement of Earnings for both 1999 and 1998. Revenues of this business were $137.1 and $244.4, for the three- and six- month periods ended June 26, 1999, respectively, and $145.8 and $255.3 for the three- and six- month periods ended June 27, 1998.
    The sale of sunglass business units in certain non-U.S. locations has been deferred due to local regulatory and legal considerations, all of which should be resolved to enable closings to occur within a 1-12 month period.
Net assets from these units are classified as "net assets held for disposal" in the company's June 26, 1999 balance sheet. The net assets of the sunglass business which are subject to deferred closings, totaled $67.0 at June 26, 1999, and consisted primarily of inventory, receivables, property, plant and equipment, accrued liabilities and payables.
    On July 12, 1999, the company announced that it has reached a definitive agreement to sell its Miracle-Ear subsidiary to Amplifon S.p.A.
The company expects the transaction to close by the end of the third quarter, subject to regulatory review. The transaction is expected to generate an after-tax gain of approximately $12 or $0.22 per share, which includes the realization of certain tax benefits associated with the goodwill impairment charge recorded in the fourth quarter of 1998.
    The company announced on July 26, 1999 that it had has reached a definitive agreement to sell Charles River Laboratories, its research laboratory animal and service business, to Global Health Care Partners, a unit of DLJ Merchant Banking. The transaction is expected to close by the end of the third quarter, subject to regulatory review. The sale amount consists of a $400 cash payment and a $43 promissory note. The company will retain a 12.5% investment in the divested business. The company expects to record an after-tax gain in the range of $2.80-$2.90 per share.
    Miracle-Ear, Charles River Laboratories and the skin care business
(which was sold in 1998) collectively comprised the company's healthcare segment. Since approved divestiture plans are now in place, the results of the healthcare business have been reported as discontinued operations in the Consolidated Statement of Earnings for both 1999 and 1998. Revenues of the healthcare segment were $85.0 and $162.7 for the three- and six- month periods ended June 26, 1999, respectively, and $80.9 and $166.9 for the three- and six-month periods ended June 27, 1998. The remaining net assets of the June 26, 1999 healthcare segment, reclassified to as net assets held for disposal in the balance sheet, were $195.4 at June 26, 1999 and consisted primarily of inventory, receivables, property, plant and equipment other short- and long-term assets, accounts payable, accrued liabilities and minority interest.
    In the second quarter of 1998, the company sold its skin care business.
As a result, a non-recurring gain of $56 ($33 or $0.59 per share after taxes) was recorded.
    Earnings from discontinued operations as reported on the company's consolidated statement of earnings are net of taxes of $10.7, $7.8, $15.4 and $9.2 for the second quarters and the six months ended June 1999 and 1998, respectively.
    The balance sheet at December 27, 1998 and the statement of cash flows for the six-month ended June 27, 1998 have not been restated to reflect either the sunglass business divestiture or the pending sale of the healthcare businesses.

NOTE G: Minority Interest

In 1993, four wholly-owned subsidiaries of the company contributed operating and financial assets with an estimated market value of $1,006 to Wilmington Partners L.P. (the Partnership), a newly formed limited partnership, in exchange for an aggregate 72% general and limited partnership interest. Additionally, an outside investor contributed $400 in cash to the Partnership in exchange for a 28% limited partnership interest. The Partnership's purpose was to own and manage a portfolio of assets which included financial assets, portions of the company's biomedical business and portions of its rigid gas permeable (RGP) contact lens and solutions business.
     In June 1999 the partnership was restructured, and the original outside partner's interest was liquidated for $400. A new partner purchased a 15% interest in the restructured partnership for $200 in cash. None of these transactions resulted in gains or losses for the company.
     The Partnership continues to be a separate legal entity from the company, but for financial reporting purposes, assets, liabilities and earnings from the Partnership continue to be included in the company's consolidated financial results. The outside investor's limited partnership interest continues to be recorded as minority interest in the company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the company's results of operations, liquidity and an updated 1999 outlook. Discussion of operating results excludes the impact in both 1999 and 1998 of operations from the discontinued businesses discussed previously in Note F. Results of the vision care segment have been restated for both 1999 and 1998 to include results from the vision accessories business, which was previously reported in the eyewear segment. References within this financial review to earnings per share refer to diluted earnings per share.

CONTINUING OPERATIONS

Net Sales By Business Segment And Geographic Region

Total net sales for the quarter and six-months ended June 26, 1999 were $453 and $843, respectively. This represents increases of 11% and 10% over the comparable periods in 1998. Constant dollar (that is, excluding the effect of foreign currency exchange rates) revenue increases were essentially the same for those periods. Revenue increases were noted in both the vision care and pharmaceuticals/surgical segments.

Vision Care Segment Revenues

The vision care segment includes results of the contact lens, lens care and vision accessories businesses. Revenues in this segment were $264 for the quarter which represents an increase of 8% or 7% in constant dollars over the second quarter of 1998.
Lenses comprised 46% of revenues, with lens care and vision accessories making up 53% and 1% of second quarter revenues, respectively. This revenue mix is consistent with that of the second quarter of 1998.
    Contact lens revenues increased 7% in constant dollars driven primarily by double-digit growth of planned replacement and disposable lenses (collectively PRD) including very strong results for SofLens one day disposable lenses in Europe as well as for Medalist lenses in Japan. Growth in the U.S. contact lens market was driven primarily by the success of the SofLens66 toric lens, which was launched last year, and initial sales of the PureVision lens for 7-day continual continuous wear. Lens care revenues grew 5% in constant dollars with gains driven primarily by strong sales around the world of the ReNu line of lens care products.
    Year-to-date, vision care revenues increased 6% or 5% in constant dollars, reflecting improved results for both contact lens and lens care products.

Pharmaceuticals/Surgical Segment Revenues

Second quarter 1999 revenues in the pharmaceuticals/surgical segment were $189, an increase of 16% from the same period last year, or 17% in constant dollars.
    Pharmaceuticals revenue increased 24% for the quarter or 25% in constant dollars. In the U.S., pharmaceuticals revenues increased 33% from the second quarter of 1998. Contributing to these results was increased sales of generic ear drops, which benefited from the exit of a competitor in late 1998. Outside the U.S., pharmaceuticals sales increased 6% for the quarter. These results reflect lower over-the-counter sales in Germany as well as a weakened Deutsche Mark, both of which affected the company's Dr. Mann Pharma subsidiary.
    Revenues from the company's surgical business increased 11% for the quarter, or 12% in constant dollars. The U.S. surgical business delivered solid second quarter results, as revenues grew by 14% over the equivalent 1998 period. The growth was driven mainly by sales of products for refractive surgery, but was constrained by essentially flat sales in the cataract surgery products business. Outside the U.S., sales grew 8%, driven also by the strong sales in products for refractive surgery.
    For the year-to-date period, segment sales were upincreased 16% in both actual and constant dollars, with nearly equal percentage increases in both the pharmaceuticals and surgical businesses.

Net Sales By Geographic Region

Sales in markets outside the U.S. totaled $210 in the second quarter of 1999, an increase of $17 or 9% compared with the 1998 period, and represented 46% of consolidated revenues compared to 47% in 1998. Year to date, sales were $392 compared to $359 in 1998, an increase of 9%, representing 46% and 47% of consolidated revenues for 1999 and 1998, respectively. On a consolidated basis, currency exchange rates had a negligible impact on sales for the three-month period. Second-quarter sales in the Asia-Pacific region increased 15% versus 1998, or 7% in constant dollars. This increase was primarily evidenced in Japan where revenues grew
33% over 1998, 18% in constant dollars. Much of the growth came from strong initial sales of ReNu multipurpose solution and the success of the Medalist lens. Revenues in Europe increased 2% or 6% in constant dollars, reflecting continued strong sales of SofLens one day contact lenses. The growth in the Asia-Pacific and European regions were partially offset by negative trends in Latin America where currency issues adversely impacted revenues.
     U.S. sales totaled $243 in the second quarter, an increase of $28 or 13% from 1998. For the year, sales increased $44 or 11% over 1998, reflecting growth in both segments. Vision Care's
U.S. revenues benefited from growth in sales of PRD lenses, as well as continued market share gains in the ReNu line of lens care products in the second quarter. U.S. pharmaceuticals/surgical revenues increased 22% and 21% for the three- and six-month periods.
The pharmaceuticals business benefited by increased revenues from generic ear drops. In the surgical business, growth was demonstrated by improved U.S. sales of products used in refractive surgery.

Costs & Expenses and Operating Earnings

Amounts in this section are calculated on a "management basis" and, in addition to excluding results from discontinued operations, exclude 1998 restructuring charges and other significant charges described in Note E, "Business Segment Information".
    The ratio of costs of products sold to sales was 39.1% during the second quarter of 1999, versus 39.8% for the same period of 1998. For the six-month period, this ratio was 40.3% in 1999 compared to 40.8% in 1998. The 1999 ratios reflected margin improvements in both segments.
    Comparable basis selling, administrative and general expenses, including corporate administration, were 41.1% of sales in the second quarter of 1999 compared to 41.5% in 1998. Year to date, these expenses were 41.7% versus 42.1%. Higher revenues driven by increased marketing and advertising spending on new vision care products, as well as selling efficiencies in the surgical business gained through continued integration of the former Chiron Vision and Storz businesses, contributed to the favorability.
    Corporate administration expenses were 3.8% of sales in the second quarter of 1999, versus 2.7% in the same period of 1998.
Year to date, the amounts were 4.0% versus 2.9%. Costs associated with year 2000 and financial systems upgrades, as well as increased expense recorded for deferred compensation plans resulting from the adoption of new accounting rules, contributed to the increase.
    Research and development expenses totaled $25 in the second quarter of 1999, an increase of $6 over 1998. This represented
5.6% of sales in 1999, up from 4.7% in 1998. For the year, the ratio was 5.4% versus 4.6% in 1998. Increases were driven primarily by incremental investments made in the pharmaceuticals business to develop drug delivery technology to treat retinal disease.
    Operating earnings for the second quarter of 1999 improved to $64, a 12% improvement from the prior year period. For the year-to-date period, the improvement was 11%. In addition to the overall favorable expense comparison to 1998, the results were aided by a shift in product mix in the vision care segment, as well as by price increases in the U.S. pharmaceuticals business.

Other Income And Expenses

Income from investments totaled $8 for the second quarter of 1999, a decrease of $2 compared to the same period in 1998. The decrease was due primarily to lower interest rates on the company's investment portfolio, partially offset by an increase in income due to the new accounting treatment for deferred
compensation plans referenced previously.   Interest expense of
$24 decreased $2, primarily reflecting lower debt levels and interest rates. Foreign currency gains of $4 during the second quarter of 1999 increased $2 over the prior year, primarily the result of foreign currency hedging activities. The hedging gains effectively neutralized negative currency impacts reflected in operating earnings.

Income Taxes

The company's reported tax rate from continuing operations was 36.0% for the second quarter of 1999 compared to 38.2% for the same 1998 period. The higher rate in 1998 was primarily due to the impact from the other significant charges described in Note
E. Excluding these items, the second quarter 1998 ongoing tax rate was 36.5%.

LIQUIDITY AND FINANCIAL RESOURCES

Cash Flows From Operating Activities

Cash provided by operating activities was $78 through the second quarter of 1999, compared to negative $85 for the same 1998 period. For 1999, increased profitability contributed to the positive cash flow but was partially offset by increases in inventory and receivables. In 1998, a $42 payment for a litigation settlement and lower profitability caused in part by integration costs associated with the acquisition of the surgical businesses were contributing factors to the negative cash flow from operations.

Cash Flows From Investing Activities

Cash provided by investing activities was $658 through the second quarter of 1999 versus a cash outflow of $662 for the comparable period in 1998. The amount for 1999 included inflows of $637 from the divestiture of the sunglass business and $150 from a redemption of securities. The net cash outflow in 1998 was primarily due to the first quarter acquisition of the surgical businesses. Capital spending of $74, which decreased $16 compared to the prior year period, is expected to be in the range of $200 for 1999. A significant portion of 1999 capital spending will be used to support expanded contact lens manufacturing capacity.


Cash Flows From Financing Activities

Through the first half of 1999, $428 was used in financing activities, primarily due to transactions involving Wilmington Partners L.P. (as explained in Note G), and for net repayments of notes payable with cash made available from the sale of the sunglass business. In the comparable 1998 period, $712 was provided by financing activities, mostly from new borrowings needed to consummate the surgical acquisitions.

Free Cash Flow

The company strives to maximize its free cash flow, defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases and the acquisition or divestiture of businesses. Free cash flow through the first half of 1999 was negative $12, an improvement of $157 from the prior year period. The increase is due mostly to the operational cash flow factors described above.
    The negative free cash flow for the first quarter of 1999 is consistent with historical trends whereby the company has negative free cash flow during the first half of the year and generates positive free cash flow during the second half.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, was $1,237 at the end of the second quarter of 1999, down $236 from year-end 1998, and lower than the June 1998 amount by $342. The ratio of total debt to capital has improved to 54.9% at the end of the second quarter of 1999 versus 63.5% at the end of 1998 and 65.4% at June 1998.
   Cash and cash equivalents totaled $433 and $148 at the end of the second quarters of 1999 and 1998, respectively, and $129 at the end of 1998. The increase in cash at June 1999 resulted from the sunglass divestiture, which occurred at the end of the quarter.

Access to Financial Markets

During the second quarter of 1999, the company restructured its revolving credit agreements and now maintains 364-day bilateral revolving credit agreements totaling $500. The interest rate under these agreements is based on LIBOR, or at the company's option, such other rate as may be agreed upon by the company and the bank. No debt was outstanding under these agreements at June 26, 1999. In addition, the company maintains other lines of credit on which it may draw to meet its financing requirements. The company believes its existing credit facilities provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.
    Previous to the restructuring of the agreements, the company's revolving credit agreements included both short- and long-term portions. The long-term portions were used to support $300 of unsecured promissory notes, which were classified as long-term debt. With the elimination of the long-term revolving credit agreements, all promissory notes have been classified as short-term within the notes payable line in the June 26, 1999 balance sheet.

Working Capital

Working capital was $723 and negative $43 at the end of the second quarters of 1999 and 1998, respectively. At year-end 1998, working capital was $774. The improvement over the second quarter of 1998 is due primarily to the increase in cash resulting from the sale of the sunglass business. The current ratio was 1.7 and
1.0 at the end of June 1999 and June 1998, respectively, and 2.0 at year-end 1998.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the second quarters of both 1999 and 1998. The return on average shareholders' equity of 21.8% for the twelve-month period ended June 26, 1999 reflects the gain on divestiture on the sale of the sunglass business recorded in the second quarter of 1999 and a fourth quarter 1998 goodwill impairment charge. This ratio was 7.1% for the twelve-month period ending June 27, 1998, and included restructuring and litigation charges and one-time charges associated with the surgical acquisitions.

RISKS ASSOCIATED WITH YEAR 2000 DATE ISSUES

The company has been addressing the potential risks associated with the year 2000 date issue. It has established a formal program to assess and renovate internal information technology
("IT") and non-information technology ("non-IT") operations that are at risk, and further, to evaluate the year 2000 readiness of key third-party suppliers and recipients of products, services, materials or data. Year 2000 issues are being addressed through a combination of software replacement, system upgrades and, in limited instances, source code modifications (collectively, "renovation"). Ongoing reengineering projects have had the incidental benefit of remediating several major year 2000 issues.
    The assessment phase of IT systems is complete. The renovation phase is on schedule and the company plans to have all key IT systems tested and compliant by the end of the third quarter of 1999. Most other IT systems should be tested and compliant by the end of 1999. For non-IT systems, the company has engaged a leading production systems integration firm specializing in year 2000 assessment and remediation of manufacturing, distribution and R&D facilities. The assessment phase is complete. Based on information available at this time, the company plans to have all key non-IT systems tested and compliant during the third or fourth quarter of 1999, depending on the project. The company has been assessing the readiness of key suppliers and customers since early 1998. To further facilitate this assessment, the company will interact with each major supplier or recipient of data, materials, products or services, including face-to-face interviews with those considered to be critical to the company. This assessment is scheduled for completion early in the fourth quarter of 1999.
    Anticipated costs, comprised of both period expenses and capital expenditures, of identifying and remediating year 2000 issues in the above-described areas is expected to be approximately $45, of which approximately $38 has been incurred to date. Of the total anticipated costs, approximately two-thirds is expected to be capitalized as part of system upgrades and replacements. Management believes that its year 2000 program will substantially reduce the risk of a material adverse impact on future financial results caused by the year 2000 issue. However, there can be no assurance that the company's year 2000 program will eliminate all year 2000 issues. Potential risks of a failure to address a year 2000 issue (whether IT, non-IT or external) that could have a materially detrimental impact to the company include the inability to manufacture or ship products, the inability to receive and fill orders, and problems with customers or suppliers, including the loss of electrical power or the failure of a key customer or supplier to purchase products or provide anticipated goods and services. The company believes the greatest potential risk is the failure of a key supplier to provide materials or services coupled with difficulty in identifying and qualifying an alternate source. Contingency plans deemed necessary for critical systems, customers and suppliers are either already complete or are expected to be completed by the end of the third quarter of 1999. These plans include, where appropriate, identifying alternate manufacturing strategies, identifying alternate suppliers, identifying manual methods for continuing certain operations and closely monitoring appropriate raw material inventories and purchasing additional amounts of certain materials if deemed necessary.
    The estimated costs of remediation and the expected completion dates described above are based on information available at this time and may be updated as additional information and assessment phase results become available.
Readers are referred to the section of this filing labeled
"Information Concerning Forward-Looking Statements" which addresses forward-looking statements made by the company.

THE EURO

On January 1, 1999, 11 of the 15 member countries of the European Union began operating with a new currency, the euro, which was established by irrevocably fixing the value of legacy currencies against this new common currency. The euro may be used in business transactions along with legacy currencies until 2002, at which time it will become the sole currency of the participating countries.
    The company has processes in place to address the issues raised by this currency conversion, including the impact on information technology and other systems, currency risk, financial instruments, taxation and competitive implications.
The company expects no material impact to its financial position or its results of operations arising from the euro conversion.

OUTLOOK

Solid results are expected to continue for the remainder of 1999.
     Results for vision care remain strong and the segment is well positioned for quarter-over-quarter growth for the remainder of the year with the expectation that full-year revenue growth will be in the high single digits. The vision care business is is benefiting from the rollout of several new products, as well as the introduction of existing products into new markets.
PureVision, the revolutionary extended wear lens which received
FDA approval during the first quarter of 1999, continues its launch in the U.S. and is now being distributed to vision care professionals in approximately 2,000 offices, with penetration expanding weekly. PureVision rollout in Europe, where the lens is approved for 30-day continuous wear, has just begun and is receiving positive feedback. SofLens66 toric is expected to continue to gain distribution and market share in the U.S., and is being launched in Europe and Asia. Although lens care sales growth is expected to moderate somewhat in the second half of 1999, the business should continue to benefit from the roll-out of ReNu multipurpose solution in Japan.
    The pharmaceuticals/surgical segment is expected to continue to grow throughout 1999. Revenue growth in the pharmaceuticals business for 1999, driven primarily by the U.S. prescription business, is expected to be in the high teens, with approximately half of this growth coming from incremental generic otic sales.
Sales of the proprietary Alrex and Lotemax ophthalmic anti-inflammatory products, both of which continue to gain market share, should provide solid results, as should the generic equivalent to Rhone Poulenc's DDAVP, which was introduced in early 1999. The expectations for the surgical business for 1999 continue to be for revenue growth approaching 10%. For the remainder of the year, growth is expected to be driven mainly by refractive surgery products, including continued strength in sales of the Hansatome line of microkeratomes, and the disposable blades that accompany these products, as well as growing demand outside the U.S. for Technolas excimer lasers. FDA approval of the Technolas 217 excimer laser in the U.S. is expected later in the year, with the potential for a late 1999 product launch.
    With the sale of the sunglass business now complete and with the pending sales of the hearing aid and biomedical products businesses expected to be completed by the end of the third quarter, the objective of exiting 1999 with a singular focus on the eye care lines is within reach.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
When used in this discussion, the words "anticipate," "should," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors affecting the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, the impact of competition, seasonality and general economic conditions in the global vision care and ophthalmic surgical and pharmaceutical markets, where the company's businesses compete, changes in global and localized economic and political conditions (for example, the company does business in Asia and Brazil, where, recently, economies and associated currency risks have been volatile), changing trends in consumer preferences and tastes, legal proceedings initiated by or against the company, changes in government regulation of the company's products and operations, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, difficulties or delays in the development, production, testing, regulatory approval, marketing of products, the effect of changes within the company's organization, and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including its 1998 Annual Report on Form 10-K.

                   PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

The 1999 annual meeting of shareholders was held on April 27, 1999. The following matters were voted upon and received the votes set forth below:

        1. The individuals named below were elected to three-year terms as directors.

                                           Votes Cast
                Director                For       Withheld
            Jonathan S. Linen        49,153,381     947,194
            John R. Purcell          49,140,411     960,174
            Alvin W. Trivelpiece     49,137,595     962,880
            William H. Waltrip       49,129,022     971,563

            Directors continuing in office are Franklin E. Agnew, William M. Carpenter, Domenico DeSole, Ruth R. McMullin, Linda Johnson Rice, and Kenneth L. Wolfe.

        2. The election of PricewaterhouseCoopers LLP as independent accountants for 1999 was ratified, with 49,798,898 shares voting for, 123,450 shares voting against, and 178,237 shares abstaining.


Item 6. Exhibits and Reports on Form 8-K.

     (a) Item 601 Exhibits

         Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

     (b) Reports on Form 8-K

         A report on Form 8-K describing the disposition of the company's eyewear segment, and attaching pro forma financial statements, was filed by the company on July 12, 1999.





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 BAUSCH & LOMB INCORPORATED




Date:  August 10, 1999           By:
                                         Robert B. Stiles
                                       Senior Vice President
                                        and General Counsel





Date:  August 10, 1999           By:
                                       Stephen C. McCluski
                                     Senior Vice President and
                                      Chief Financial Officer




                          EXHIBIT INDEX



S-K Item 601 No.                       Document

            (2)-a   Purchase agreement Agreement between Bausch
                    & Lomb Incorporated and Luxottica Group S.p.A. dated April 28, 1999 (filed as Exhibit 2(a) to the company's Current Report on Form 8-K, dated July 12, 1999, File No. 1-4105, and incorporated herein by reference).

            (2)-b Letter Agreement between Bausch & Lomb Incorporated and Luxottica Group S.p.A. dated June 25, 1999 (filed as Exhibit 2(b) to the company's Current Report on Form 8-K, dated
                    July 12, 1999, File No. 1-4105, and incorporated herein by reference).

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

            (4)-f   Supplemental Indenture No. 2, dated as of
                    July 29, 1998, between the company and Citibank N.A. (filed as Exhibit 3.2 to the company's Current Report on Form 8-K, dated July 24, 1998, File No.1-4105, and incorporated herein by reference).

            (11)    Statement Regarding Computation of Per Share
                    Earnings (filed herewith).

            (12)    Statement Regarding Computation of Ratio of
                    Earnings to Fixed Charges (filed herewith).

            (27)    Financial Data Schedule (filed herewith).