Form 10-Q
period 1999-09-25
BAUSCH & LOMB INC
filed 1999-11-04
CIK 10427

United States

               SECURITIES AND EXCHANGE COMMISSION


                      Washington, DC  20549


                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the Quarter Ended                            Commission File
September 25, 1999                               Number:  1-4105


                   BAUSCH & LOMB INCORPORATED

     (Exact name of registrant as specified in its charter)


New York                                              16-0345235
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)               Identification No.)


Registrant's telephone number, including area code:
(716)338-6000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes    x                No

The number of shares of Common stock of the registrant outstanding as of September 25, 1999 was 57,710,325, consisting of 57,198,234 shares of Common stock and 512,091 shares of Class
B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.


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

         BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                           STATEMENTS OF INCOME
                                  Third Quarter Ended    Nine Months Ended
Dollar Amounts In Millions -      Sept 25,   Sept 26,   Sept 25,   Sept 26,
Except Per Share Data               1999       1998       1999       1998

Net Sales                         $446.3       $403.1      $1,289.5    $1,169.0

Costs And Expenses
  Cost of products sold            176.3        157.1         516.3       502.0
  Selling, administrative and
    general                        167.8        155.3         519.0       477.5
  Research and development          26.8         18.8          72.7        54.3
  Purchased in-process research
   and development                     -            -             -        41.0
  Restructuring charges                -            -             -         5.4
                                   370.9        331.2       1,108.0     1,080.2
Operating Earnings                  75.4         71.9         181.5        88.8

Other (Income) Expense
  Interest and investment income    (9.5)       (12.4)        (27.6)      (32.5)
  Interest expense                  20.7         24.9          69.0        76.2
  Loss/(Gain) from foreign
   currency, net                     1.6         (1.4)         (5.0)       (5.1)
  Other income                      (6.7)           -          (6.7)          -
                                     6.1         11.1          29.7        38.6

Income From Continuing Operations
Before Income Taxes And Minority
Interest                            69.3         60.8         151.8        50.2


  Provision for income taxes        25.0         21.9          54.6        17.2


Income From Continuing Operations
Before Minority Interest            44.3         38.9          97.2        33.0

  Minority interest in
   subsidiaries                      2.7          5.2          11.7        14.9

Income from Continuing Operations   41.6         33.7          85.5        18.1

Discontinued Operations
  Income from discontinued
   operations, net of taxes          8.4          2.5          34.0        17.2
  Gain on disposal of
   discontinued operations,
   net of taxes                    181.8            -         308.1        33.0
                                   190.2          2.5         342.1        50.2

Net Income                        $231.8       $ 36.2      $  427.6     $  68.3

Basic Earnings Per Share:
  Continuing Operations            $0.72        $0.60         $1.49       $0.32
  Discontinued Operations           3.31         0.05          5.99        0.91
                                   $4.03        $0.65         $7.48       $1.23

Diluted Earnings Per Share:
  Continuing operations            $0.71        $0.60         $1.46       $0.32
  Discontinued operations           3.23         0.04          5.83        0.89
                                   $3.94        $0.64         $7.29       $1.21
Average Shares Outstanding -
  Basic (000s)                    57,477       56,022        57,198      55,714

Average Shares Outstanding -
  Diluted (000s)                  58,862       56,501        58,695      56,264
See Notes to Financial Statements

        BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                             BALANCE SHEET
                                          September 25,     December 26,
Dollar Amounts In Millions                    1999              1998
ASSETS
Current Assets
 Cash and cash equivalents                $   951.1         $   129.2
 Other investments, short-term                125.0             300.0
 Trade receivables, less allowances
   of $20.3 and $26.8, respectively           402.5             526.3
 Inventories, net                             250.9             440.7
 Deferred taxes, net                              -              68.4
 Other current assets                         158.4             122.2
 Net assets held for disposal - current        26.2                 -
                                            1,914.1           1,586.8

Property, Plant And Equipment, net            530.0             725.0
Goodwill And Other Intangibles,
 less accumulated amortization
 of $121.0 and $137.3, respectively           616.0             758.9
Other Investments                             176.8             249.2
Other Assets                                  160.7             171.8
Net Assets Held For Disposal -
 non-current                                    4.9                 -
 Total Assets                             $ 3,402.5         $ 3,491.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable                          $   148.6         $   160.4
   Current portion of long-term debt            2.1              31.1
   Accounts payable                            87.9              92.6
   Accrued compensation                        80.2             110.3
   Accrued liabilities                        368.9             366.2
   Federal, state and foreign income
      taxes payable                           122.8              51.8
                                              810.5             812.4

Long-Term Debt, less current portion          977.1           1,281.3
Deferred Income Taxes                          51.2                 -
Other Long-Term Liabilities                    96.3             106.6
Minority Interest                             223.1             446.4
 Total Liabilities                          2,158.2           2,646.7

Shareholders' Equity
 4% Cumulative Preferred stock                    -                 -
 Class A Preferred stock                          -                 -
 Common stock, par value $0.40
   Per share, 60,198,322 shares issued         24.1              24.1

 Class B stock, par value $0.08 per
   share, 741,059 and 955,791 shares
   issued, respectively                         0.1               0.1
 Capital in excess of par value                89.9              84.2
 Common and Class B stock
   in treasury, at cost, 3,229,056 and
   4,625,026 shares, respectively            (130.6)           (178.9)
 Retained earnings                          1,266.7             883.5
 Accumulated other comprehensive income         1.5              41.0
 Other shareholders' equity                    (7.4)             (9.0)
 Total Shareholders' Equity                 1,244.3             845.0
 Total Liabilities And Shareholders'
   Equity                                 $ 3,402.5         $ 3,491.7
See Notes To Financial Statements

    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                     STATEMENT OF CASH FLOWS
                                                Nine Months Ended
                                              Sept 25,      Sept 26,
Dollar Amounts In Millions                      1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                   $ 427.6       $  68.3
 Adjustments to reconcile net earnings to
   net cash provided by operating activities
   Gain from divestitures                      (475.0)        (56.0)
   Depreciation                                  82.0          87.4
   Amortization                                  34.0          34.7
   Change in deferred income taxes              129.1          (0.9)
   Restructuring charges                            -          11.3
   Purchased in-process research and
     development                                    -          41.0
   Loss on retirement of fixed assets             1.1           2.9
 Changes in assets and liabilities:
   Trade receivables                            (59.7)        (53.0)
   Inventories                                  (24.5)          3.8
   Other current assets                         (45.1)        (14.0)
   Accounts payable and accruals                  6.7         (94.2)
   Income taxes                                  79.7          11.8
   Other long-term liabilities                   (4.0)         (6.8)
     Net cash provided by operating
      activities                                151.9          36.3

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                          (102.0)       (132.6)
 Net cash paid for acquisition of
   businesses                                   (43.1)       (715.1)
 Net cash received from divestitures          1,048.5         135.0
 Proceeds from liquidation of other
   investment                                   300.0             -
 Other                                           11.2          11.0
     Net cash provided by (used in)
      investing activities                    1,214.6        (701.7)

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of additional interest in Wilmington
   Partners L.P.                                200.5             -
 Redemption of Wilmington Partners L.P.
   investor's interest                         (400.0)            -
 Repurchase of Common and Class B shares        (13.5)         (0.2)
 Exercise of stock options                       55.3          27.2
 Net repayments of notes payable               (342.2)       (143.7)
 Proceeds from issuance of long-term debt           -         801.2
 Repayment of long-term debt                        -         (12.0)
 Payment of dividends                           (42.2)        (43.5)
   Net cash (used in) provided by financing
     activities                                (542.1)        629.0
Effect of exchange rate changes on cash
 and cash equivalents                            (2.5)          1.4

Net increase (decrease) in cash and cash
 equivalents                                    821.9         (35.0)
Cash and cash equivalents - beginning of
 period                                         129.2         183.7

Cash and cash equivalents - end of period     $ 951.1       $ 148.7

Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
   Interest                                   $  77.1       $  71.0
   Income taxes                               $  42.5       $  33.0
See Notes To Financial Statements


BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
Dollar Amounts in Millions - Except Per Share Data

NOTE A: Inventories

        Inventories consisted of the following:

                                        September 25,    December 26,
                                            1999             1998
        Raw materials and supplies      $  51.0            $ 84.7
        Work in process                    21.2              39.1
        Finished products                 178.7             319.3
                                          250.9             443.1

        Less: Allowance for valuation
              of certain U.S.
              inventories at last in,
              first out (LIFO) cost           -               2.4
                                        $ 250.9            $440.7

   The inventories valued using LIFO related to the sunglass business which was sold during the second quarter of 1999.

NOTE B: Property, Plant And Equipment

        Major classes of property, plant and equipment consisted of the following:

                                        September 25,    December 26,
                                            1999             1998
        Land                            $   12.1         $   25.4
        Buildings                          205.3            416.0
        Leasehold improvements              34.1             41.1
        Machinery and equipment            746.6            930.2
                                           998.1          1,412.7

        Less:  Accumulated
               depreciation                468.1            687.7
                                        $  530.0         $  725.0

NOTE C: Comprehensive Income

        The components of the company's total comprehensive income were:

                              Three Months Ended      Nine Months Ended
                             Sept 25,    Sept 26,    Sept 25,    Sept 26,
                               1999        1998        1999        1998

      Net earnings           $231.8      $36.2       $427.6      $68.3
      Foreign currency
      translation
      adjustments, net of
      taxes                    (5.4)      12.0        (39.5)       5.2
        Total Comprehensive
        Income               $226.4      $48.2       $388.1      $73.5

NOTE D: Restructuring and Exit Activities

1997 Restructuring Program

In April 1997, the company's board of directors approved plans to restructure all business segments as well as certain corporate administrative functions, and cumulative pre-tax restructuring charges of $85 were recorded through the first half of 1998. Of these charges, $46 related to ongoing operations and are reported as restructuring charges and $40 related to discontinued operations and are reported as part of income from discontinued operations.
      The goal of the restructuring effort was to significantl reduce the company's fixed cost structure and realign the organization to meet its strategic objectives through the closure, relocation and consolidation of manufacturing, distribution, sales and administrative operations, and workforce reductions. Activities under this plan are expected to be complete by the end of the fourth quarter. The restructuring program is expected to yield cost savings for the continuing businesses of approximately $70 annually.
      The following table sets forth the activity in the restructuring reserve related to ongoing businesses through September 25, 1999:

                              Vision  Pharmaceuticals/  Centrally
                               Care       Surgical       Managed   Total

Restructuring Provisions       $12.0        $ 5.0          $29.0    $46.0
Less charges:
 Non-cash items                  3.1            -            0.8      3.9
 Cash payments                   8.1          4.8           25.5     38.4
Balance at September 25, 1999  $ 0.8        $ 0.2          $ 2.7    $ 3.7

       The original reserve associated with ongoing businesses included $32 of severance and relocation costs for approximately 1,100 employees in manufacturing, logistics and administrative functions. To date, approximately 900 employees have been affected by activities included under the restructuring plan, at a cost of approximately $28.
         Amounts by segment in the preceding table have been reclassified from those disclosed in the company's 1998 Annual Report On Form 10-K. Amounts in this table associate specific projects with the business segment that has management accountability for the project; those projects that are managed centrally or that impact several segments on a predominately geographic basis are classified as "centrally managed". Previously, amounts related to such projects were allocated among business segments.

Accrual for Acquisition-Related Exit Activities

On December 29, 1997 and December 31, 1997 the company completed the acquisitions of Chiron Vision Corporation (Chiron Vision) from Chiron Corporation and certain stock and assets of Storz Instrument Company, Storz Ophthalmics, Inc. and Cyanamid Chirurgie S.A.S. (collectively Storz) from American Home Products Corporation, and undertook a program to integrate these two former companies into the newly-formed Bausch & Lomb Surgical Division. As part of this integration, management developed a formal plan that included the shutdown of duplicate facilities in the U.S., Europe and Asia, the elimination of duplicate product lines and the consolidation of certain administrative functions. The exit activities were committed to by management and formally communicated to employees shortly after the acquisitions were consummated.
     The following table sets forth activity in the exit activities accrual accounts through September 25, 1999:

                                Employee      Facilities
                              Severance and    Closure       Contract
                               Relocation       Costs      Terminations   Total

Original Provisions               $21.7          $5.5        $0.9          $28.1
Less charges:
 Non-cash items                       -           0.9           -            0.9
 Cash payments                      9.8           0.7         0.9           11.4
Balance at September 25, 1999     $11.9          $3.9        $  -          $15.8

The accrual for employee severance and relocation related to approximately 600 employees in production, R&D, selling and administration. As of September 25, 1999 approximately 250 of these employees had been terminated. The facilities closure costs primarily represent leasehold termination payments and fixed asset writedowns relating to duplicate facilities. The closures and consolidations in the U.S. are expected to be started or substantially completed in 1999. Closures and consolidations outside the U.S. are expected to commence in 1999 and be substantially complete in 2000.

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

The following tables present sales and operating earnings by business segment for the quarters and nine months ended
September 25, 1999 and September 26, 1998. The company does not have material intersegment sales.

                                         Third Quarter
                                  1999                  1998
                            Net       Oper.        Net       Oper.
                           Sales     Earnings     Sales    Earnings

Vision Care                $265.1     $58.2       $251.6    $61.2
Pharmaceuticals/Surgical    181.2      31.3        151.5     22.4
                            446.3      89.5        403.1     83.6

Corporate administration        -     (14.1)           -    (11.7)
                           $446.3     $75.4       $403.1    $71.9

                                         Nine Months Ended
                              Sept 25, 1999            Sept 26, 1998
                             Net        Oper.        Net         Oper.
                            Sales     Earnings      Sales      Earnings

Vision Care                 $  758.9    $139.8       $  715.9    $139.8
Pharmaceuticals/Surgical       530.6      89.3          453.1      60.9
                             1,289.5     229.1        1,169.0     200.7

Corporate administration           -     (47.6)             -     (33.5)
Restructuring                      -         -              -      (5.4)
Other significant charges          -         -              -     (73.0)
                            $1,289.5    $181.5       $1,169.0    $ 88.8

The 1998 "other significant charges" related to the pharmaceuticals/surgical segment. As referred to in Note D, during the first quarter of 1998, the company acquired Chiron Vision and Storz, forming the company's surgical business. Part of the purchase price was allocated to purchased in-process research and development (R&D) and, in accordance with applicable accounting rules, a pre-tax charge of $41.0 was recorded in the first quarter of 1998. In addition to the purchased in-process R&D charge, purchase accounting rules required that acquired inventory be recorded at its fair value. This resulted in a higher cost of sales of $32.0 during the first half of 1998 as the acquired inventory was sold during this period.

NOTE F: Discontinued Operations

On June 26, 1999, the company completed the sale of its sunglass business to Luxottica Group S.p.A. for approximately $640.0 in cash. The company recorded an after-tax gain of $126.3 or $2.14 per share, which included the costs associated with exiting the business, such as severance pay and additional pension costs.
     The results of the sunglass business have been reported as discontinued operations in the Consolidated Statements of Income for both 1999 and 1998. Revenues of this business were $5.6 and $250.0 for the three- and nine-month periods ended September 25, 1999 and $95.3 and $350.6 for the three- and nine-month periods ended September 26, 1998. Third quarter 1999 results relate to certain non-U.S. sunglass businesses subject to deferred closings.
     The sale of sunglass business units in certain non-U.S. locations has been deferred due to local regulatory and legal considerations, all of which should be resolved to enable closings to occur within a 12-month period from the original date of sale, with the exception of the company's interest in the sunglass business of Bausch & Lomb India Limited, which is expected to occur within 24 months from the original date of sale. Three of the deferred closings were completed during the third quarter. Net assets from the remaining units were classified as net assets held for disposal in the company's September 25, 1999 balance sheet. The net assets of the sunglass business still subject to deferred closings, totaled $31.1 at September 25, 1999, and consisted primarily of inventory, receivables, property, plant and equipment, accrued liabilities and payables.
     On August 30, 1999 the company completed the sale of its Miracle-Ear hearing aid business to Amplifon S.p.A., a privately held Italian company. The company recorded an after-tax gain of $11.1 or $0.19 per share, including costs associated with exiting the business.
     Also during the third quarter, the company completed the sale of Charles River Laboratories, its research laboratory animal and services business, to DLJ Merchant Banking Partners II, L.P., an affiliate of the investment banking firm of Donaldson, Lufkin and Jenrette, for approximately $400 in cash and $43 in promissory notes. The company retained a 12.5% equity interest in the Charles River Laboratories business. The company recorded an after-tax gain of $170.7 or $2.90 per share, including costs associated with exiting the business.
     Miracle-Ear, Charles River Laboratories and the skin care business, (which was sold in 1998) collectively, comprised the company's healthcare segment. The results of the healthcare segment have been reported as discontinued operations in the Consolidated Statements of Income for both 1999 and 1998. Revenues of this segment were $78.4 and $241.0 for the three- and nine-month periods ended September 25, 1999 and $77.2 and $244.1 for the three- and nine-month periods ended September 26, 1998.
     Earnings from discontinued operations as reported on the company's Consolidated Statements of Income were net of taxes of $5.1 and $20.6 for the three- and nine-month periods ended September 25, 1999 and $2.1 and $11.2 for the three- and nine-month periods ended September 26, 1998.
     The balance sheet at December 27, 1998 and the statement of cash flows for the nine-months ended September 26, 1998 have not been restated to reflect either the sunglass business divestiture or the divestitures of the healthcare businesses.

NOTE G: Minority Interest

In 1993, four wholly-owned subsidiaries of the company contributed operating and financial assets with an estimated market value of $1,006 to Wilmington Partners L.P. (the Partnership), a newly formed limited partnership, in exchange for an aggregate 72% general and limited partnership interest. Additionally, an outside investor contributed $400 in cash to the Partnership in exchange for a 28% limited partnership interest. The Partnership's purpose was to own and manage a portfolio of assets which included financial assets, portions of the company's biomedical business and portions of its rigid gas permeable (RGP) contact lens and solutions business.
     In June 1999 the partnership was restructured and the original outside partner's interest was liquidated for $400. A new partner purchased a 15% interest in the partnership for $200.5. None of these transactions resulted in a gain or loss for the company.
     The Partnership continues to be a separate legal entity from the company, but for financial reporting purposes, assets, liabilities and earnings from the Partnership continue to be included in the company's consolidated financial results. The outside investor's limited partnership interest continues to be recorded as minority interest in the company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the company's results of operations, liquidity and 1999 outlook. Discussion of operating results excludes the impact in both 1999 and 1998 of operations from the discontinued businesses discussed previously in Note F. Results of the vision care segment have been restated for both 1999 and 1998 to include results from the vision accessories business, which was previously reported in the eyewear segment. References within this financial review to earnings per share refer to diluted earnings per share.

CONTINUING OPERATIONS

Net Sales By Business Segment And Geographic Region

Total net sales for the quarter and nine-months ended
September 25, 1999 were $446 and $1,290, respectively. This represents increases of 11% and 10% over the comparable periods in 1998. Constant dollar (that is, excluding the effect of foreign currency exchange rates) revenue increases were essentially the same for those periods. Revenue growth was noted in both the vision care and pharmaceuticals/surgical segments.

Vision Care Segment Revenues

The vision care segment includes results of the contact lens, lens care and vision accessories businesses. Revenues in this segment were $265 for the third quarter of 1999 which represents an increase of 5% or 4% in constant dollars over the prior year period. Lenses comprised 46% of revenues, with lens care and vision accessories combined making up 54% of third quarter 1999 revenues. This revenue mix is consistent with that of the third quarter of 1998.
     Contact lens revenues increased 9%. U.S. contact lens sales were down 7% as growing demand for the recently launched SofLens66 toric and PureVision lenses was offset by declines in sales of traditional lenses and weaker demand for the company's conventional two-week disposable lenses including SofLens66. Lens revenues grew by 18% outside the U.S., driven by strong growth of planned replacement lenses. Lens care revenues grew 2% with gains driven primarily by strong sales around the world of the ReNu line of lens care products, especially in Japan where ReNu Multipurpose solution was introduced earlier this year. Declines in sales of the older Sensitive Eyes lines, especially in the U.S., partially offset these gains.
     Year-to-date, vision care revenues increased 6% or 5% in constant dollars, reflecting improved results for both contact lens and lens care products.

Pharmaceuticals/Surgical Segment Revenues

Third quarter 1999 revenues in the pharmaceuticals/surgical segment were $181, an increase of 20% from the same period last year, or 21% in constant dollars.
     Pharmaceuticals revenue increased 29% for the quarter. In the U.S., revenues increased 48% from the third quarter of 1998. Contributing to these results were increased revenues from sales of generic ear drops, which benefited from the exit of a competitor in late 1998, and market share gains in the company's proprietary ophthalmic anti-inflammatory products, Lotemax and Alrex. Outside the U.S., pharmaceuticals sales decreased 1% for the quarter. These results reflect lower over-the-counter sales in Germany as well as a weakened Deutsche Mark, both of which affected the company's Dr. Mann Pharma subsidiary.
     Revenues from the company's surgical business increased 14% for the quarter. The U.S. surgical business delivered solid third quarter results, as revenues grew by 13% over the equivalent 1998 period. The growth was driven mainly by sales of products for refractive surgery, but was partially offset by modestly lower sales in the cataract surgery products business. Outside the U.S., sales grew 16%, driven by strong sales in products for refractive surgery.
     For the year-to-date period, segment sales increased 17% in both actual and constant dollars, with constant dollar pharmaceuticals and surgical sales increasing 26% and 12%, respectively.

Net Sales By Geographic Region

Sales in markets outside the U.S. totaled $206 in the third quarter of 1999, an increase of $23 or 12% compared with the 1998 period, and represented 46% of consolidated revenues in both years. Year to date, sales were $598 compared to $542 in 1998, an increase of 10%, representing 46% of consolidated revenues for 1999 and 1998. On a consolidated basis, currency exchange rates had a negligible impact on sales for the three-month period. Third-quarter sales in the Asia-Pacific region increased 25% versus 1998, or 9% in constant dollars, while revenues in Europe increased 3% or 9% in constant dollars.
     U.S. sales totaled $240 in the third quarter, an increase of $20 or 9% from 1998. For the year, sales totaled $691, an increase of $65 or 10% over 1998.

Costs & Expenses and Operating Earnings

Amounts in this section are calculated on a "management basis" and, in addition to excluding results from discontinued operations, exclude 1998 restructuring charges and other significant charges described in Note E, "Business Segment Information".
     The ratio of costs of products sold to sales was 39.5% during the third quarter of 1999, versus 39.0% for the same period of 1998. For the nine-month period, this ratio was 40.0% in 1999 compared to 40.2% in 1998. Margin improvements in the pharmaceuticals/surgical segment offset declining margins in the vision care segment resulting from higher manufacturing variances on conventional lenses.
     Comparable basis selling, administrative and general expenses, including corporate administration, were 37.6% of sales in the third quarter of 1999 compared to 38.5% in 1998. Year to date, these expenses were 40.3% versus 40.8%. Increased pharmaceutical sales combined with efficiencies in the surgical business gained through integration of the former Chiron Vision and Storz businesses drove the improvement, partially offset by increased marketing expenditures on new vision care products.
     Corporate administration expenses were 3.2% of sales in the third quarter of 1999, versus 2.9% in the same period of 1998. Year to date, the amounts were 3.7% versus 2.9%. Costs associated with year 2000 and financial systems upgrades contributed to the increase.
     Research and development expenses totaled $27 in the third quarter of 1999, an increase of $8 over 1998. This represented 6.0% of sales in 1999, up from 4.7% in 1998. For the year, the ratio was 5.6% versus 4.6% in 1998. Increases were driven primarily by incremental investments made in the pharmaceuticals business to develop drug delivery technology for the treatment of retinal disease.
     Operating earnings for the third quarter of 1999 improved to $75, a 4.9% improvement from the prior year period. For the year-to-date period, the improvement was 8.5%. Results were aided by a shift in product mix in the vision care segment, as well as by higher sales revenue and favorable cost reductions in the pharmaceuticals/surgical segment.

Other Income And Expenses

Income from investments totaled $10 for the third quarter of 1999, a decrease of $3 compared to the same period in 1998. The decrease was due primarily to the 1998 gain on the redemption from an equity investment acquired as part of a 1996 divestiture. Interest expense of $21 decreased $4, primarily reflecting lower debt levels which resulted from the use of cash received from the business divestitures, and slightly lower interest rates. Foreign currency losses of $2 during the third quarter of 1999 compared unfavorably to the prior year period by $3. This result was primarily associated with Japanese yen hedging contracts. The hedging losses effectively neutralized positive currency impacts reflected in operating earnings.
     The results for the third quarter of 1999 also reflect a one-time $7 gain from the redemption of a preferred stock investment received as part of a 1995 divestiture.

LIQUIDITY AND FINANCIAL RESOURCES

Cash Flows From Operating Activities

Cash provided by operating activities was $152 through the third quarter of 1999, compared to $36 for the same 1998 period. For 1999, tax deferrals associated with the refinancing of Wilmington Partners L.P., as well as increased profitability from continuing operations, contributed to the positive cash flow. This was partially offset by increases in inventory and receivables of the continuing businesses. The adjustment to reclassify the gain from divestitures is presented on a pre-tax basis with the related tax impact included under income taxes. In 1998, a $42 payment for a litigation settlement and lower profitability caused in part by integration costs associated with the acquisition of the surgical businesses were contributing factors to the lower cash flow from operations relative to 1999.

Cash Flows From Investing Activities

Cash provided by investing activities was $1,215 through the third quarter of 1999 versus a cash outflow of $702 for the comparable period in 1998. The amount for 1999 included inflows of $1,048 from divestitures, and $300 from a redemption of securities. The net cash outflow in 1998 was primarily due to the first quarter acquisition of the surgical businesses. Capital spending of $102, which decreased $31 compared to the prior year period, is expected to be approximately $150 for 1999.

Cash Flows From Financing Activities

Through nine months of 1999, $542 was used in financing activities, due mostly to net repayments of notes payable with cash generated from the sale of the sunglass business, and as a result of transactions involving Wilmington Partners L.P. (as explained in Note G). In the comparable 1998 period, $629 was provided by financing activities, mostly from new borrowings needed to consummate the surgical acquisitions.
     In July 1998, the board of directors authorized the repurchase of up to 250,000 Common shares. During the third quarter of 1999, the company repurchased 157,248 of common shares. This represents the repurchase of Bausch & Lomb stock from the defined contribution plan accounts of former sunglass employee participants. The board of directors has made no further share repurchase authorizations subsequent to July 1998.

Free Cash Flow

The company strives to maximize its free cash flow, defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases and the acquisition or divestiture of businesses. Free cash flow through nine months of 1999 was $59, an improvement of $153 from the prior year period. The increase is due mostly to the operational cash flow factors described above. Free cash flow for the third quarter of 1999 was $71.
     Free cash flow results for 1999 have been consistent with historical trends whereby the company has negative free cash flow during the first half of the year and generates positive free cash flow during the second half.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, was $1,128 at the end of the third quarter of 1999, down $345 from year-end 1998, and lower than the September 1998 amount by $374. The ratio of total debt to capital has improved to 47.5% at the end of the third quarter of 1999 versus 63.5% at the end of 1998.
     Cash and cash equivalents totaled $951 and $149 at the end of the third quarters of 1999, and 1998, respectively, and $129 at the end of 1998. The increase in cash at September 1999 is primarily the result of the sunglass and healthcare divestitures as well as the liquidation of the short-term portion of a long-term investment.

Access to Financial Markets

During the second quarter of 1999, the company restructured its revolving credit agreements and now maintains 364-day bilateral revolving credit agreements totaling $500. The interest rate under these agreements is based on LIBOR, or at the company's option, such other rate as may be agreed upon by the company and the bank. No debt was outstanding under these agreements at September 25, 1999. In addition, the company maintains other lines of credit on which it may draw to meet its financing requirements. The company believes its existing credit facilities provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.
     Previous to the restructuring of the agreements, the company's revolving credit agreements included both short- and long-term portions. The long-term portions were used to support $300 of unsecured promissory notes, which were classified as long-term debt. With the elimination of the long-term revolving credit agreements, these promissory notes have been classified as short-term within the notes payable line in the September 25, 1999 balance sheet.

Working Capital

Working capital was $1,104 and $454 at the end of the third quarters of 1999 and 1998, respectively. At year-end 1998, working capital was $774. The improvement over the third quarter of 1998 is due primarily to the increase in cash resulting from the sale of the sunglass and healthcare businesses. The current ratio was 2.4 and 1.5 at the end of September 1999 and September 1998, respectively, and 2.0 at year-end 1998.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the third quarters of both 1999 and 1998. The return on average shareholders' equity of 41.3% for the twelve-month period ended September 25, 1999 reflects the gain on divestiture from both the sunglass and healthcare businesses recorded in 1999 partially offset by a fourth quarter 1998 goodwill impairment charge. This ratio was 9.3% for the twelve-month period ending September 26, 1998, and included restructuring and litigation charges as well as one-time charges associated with the surgical acquisitions.

RISKS ASSOCIATED WITH YEAR 2000 DATE ISSUES
The company has been addressing the potential risks associated with the year 2000 date issue. It has established a formal program to assess and renovate internal information technology ("IT") and non-information technology ("non-IT") operations that are at risk, and further, to evaluate the year 2000 readiness of key third-party suppliers and recipients of products, services, materials or data. Year 2000 issues are being addressed through a combination of software replacement, system upgrades and, in limited instances, source code modifications (collectively, "renovation"). Ongoing reengineering projects have had the incidental benefit of remediating several major year 2000 issues. The assessment phase of IT systems is complete. All key IT systems have been tested and deemed compliant, with the exception of one project in Europe to consolidate certain business processes which is expected to be fully implemented and tested for year 2000 compliancy prior to the end of 1999. The company defines "compliant" as meaning that neither performance nor functionality will be adversely affected by the processing of dates prior to, during or after the year 2000. Most other IT systems should be tested and compliant by the end of 1999. For non-IT systems, the company engaged a leading production systems integration firm specializing in year 2000 assessment and remediation of manufacturing, distribution and R&D facilities. The assessment phase is complete. All key non-IT systems have been tested and deemed compliant, with the exception of two systems relating to manufacturing record keeping and documentation that are expected to be tested for year 2000 compliancy during November 1999. The company has assessed and tested equipment sold by the company's surgical division. The results of this testing concluded that none of the equipment is affected in terms of performance, safety or efficacy as a result of the year 2000 rollover.
     The company has been assessing the readiness of key suppliers and customers since early 1998. To further facilitate this assessment, the company has interacted with each major supplier or recipient of data, materials, products or services, including face-to-face interviews with those considered to be critical to the company. The company has made significant progress towards confirming the year 2000 compliancy of such suppliers and has or will develop contingency plans with regard to such suppliers who have not satisfactorily demonstrated compliance. Anticipated costs, comprised of both period expenses and capital expenditures, of identifying and remediating year 2000 issues in the above-described areas is expected to be approximately $54, of which approximately $48 has been incurred to date. Of the total anticipated costs, approximately three quarters is expected to be capitalized as part of system upgrades and replacements. Management believes that its year 2000 program will substantially reduce the risk of a material adverse impact on future financial results caused by the year 2000 issue. However, there can be no assurance that the company's year 2000 program will eliminate all year 2000 issues. Potential risks of a failure to address a year 2000 issue (whether IT, non-IT or external) that could have a materially detrimental impact to the company include the inability to manufacture or ship products, the inability to receive and fill orders, and problems with customers or suppliers, including the loss of electrical power or the failure of a key customer or supplier to purchase products or provide anticipated goods and services. The company believes the greatest potential risks are the possible failure to successfully implement the European business process consolidation project described above and the possible failure of a key supplier to provide materials or services coupled with difficulty in identifying and qualifying an alternate source.
     Contingency plans deemed necessary for critical systems, and for addressing a potential failure concerning key customers and suppliers are either already complete or are expected to be completed by the end of the fourth quarter of 1999. These plans include, where appropriate, identifying alternate manufacturing strategies, identifying alternate suppliers, identifying manual methods for continuing certain operations and closely monitoring appropriate raw material inventories and purchasing additional amounts of certain materials if deemed necessary. Even where the company has identified or developed such contingency plans, there can be no guarantee that the plans will address all problems that may arise or that such plans, if implemented, will operate successfully. The estimated costs of remediation and the expected completion dates described above are based on information available at this time and may be updated as additional information and assessment phase results become available. Readers are referred to the section of this filing labeled "Information Concerning Forward-Looking Statements" which addresses forward-looking statements made by the company.

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

OUTLOOK

The vision care business is well positioned to deliver full-year revenue growth in the mid-single digits. The emphasis for growth in the contact lens business continues to be on new, premium-priced products which command higher margins. PureVision, the revolutionary extended-wear lens which received FDA approval during the first quarter of 1999, continues its roll-out in the U.S and Europe and is now being distributed by vision care professionals in more than 6,000 offices. The company is expected to continue to gain distribution and market share for its brand of soft toric lenses in the U.S., Europe and selected markets in Asia. Growth of new product sales will be somewhat mitigated by softness in U.S. sales of the company's established PRD lenses. Although lens care sales growth has moderated somewhat in the second half of 1999, the business should continue to benefit from the roll-out of ReNu multipurpose solution in Japan, which after only one full quarter since introduction, has secured a 15% share in the Japanese single-bottle cold chemical disinfectant market.
     The pharmaceuticals/surgical segment is expected to continue to grow in the fourth quarter of 1999, with full-year revenue growth expected to be in the mid-teens. As has been the case throughout 1999, revenue growth in the pharmaceuticals business should be driven by the U.S. prescription business, primarily through incremental generic otic sales (although the benefit is expected to moderate as competition forces prices down) and from continuing momentum in sales of the proprietary Alrex and Lotemax ophthalmic anti-inflammatory products. Expectations for the surgical business for the year continue to be strong, with expected full year 1999 revenue growth exceeding 10%. Growth is expected mainly from refractive surgery products, including continued strength in sales of the Hansatome line of microkeratomes, and the disposable blades that accompany these products, as well as growing demand outside the U.S. for Technolas excimer lasers.
     With the sale of all non-strategic businesses now complete, the objective of exiting 1999 with a singular focus on the eye care lines has been accomplished.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
When used in this discussion, the words "anticipate," "should," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors affecting the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, the impact of competition, seasonality and general economic conditions in the global vision care and ophthalmic surgical and pharmaceutical markets, where the company's businesses compete, changes in global and localized economic and political conditions (for example, the company does business in Asia and Brazil, where, recently, economies and associated currency risks have been volatile), changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the company's products, legal proceedings initiated by or against the company, changes in government regulation of the company's products and operations, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, difficulties or delays in the development, production, testing, regulatory approval, marketing of products, the effect of changes within the company's organization, and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including its 1998 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk

Due to the company's divestitures, as discussed in Note F, the company is in a position in which its floating rate assets exceed its floating rate liabilities. Although this is expected to be a short-term situation, it represents a change in the interest rate exposure as disclosed in Item 7(a) of the company's 1998 Form 10-
K. A sensitivity analysis to measure the potential impact that a change in interest rates would have, net of hedging, on the company's net income indicates that a one percentage point decrease in interest rates would increase the company's net interest expense by approximately $9.5 million.

                   PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        In its 1998 Annual Report on Form 10-K, the company discussed a class action lawsuit pending before a New York State Supreme Court, alleging that the company misled consumers in its marketing and sale of Sensitive Eyes Rewetting Drops, Boston Rewetting Drops, ReNu Rewetting Drops and Bausch & Lomb Eyewash. The plaintiffs had appealed the dismissal of all of their claims by the trial court. On September 16, 1999, the New York Appellate Division, First Department, reversed the trial court's ruling, reinstating the plaintiffs' claims. The company has moved to decertify the matter as a class action.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Item 601 Exhibits

        Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

    (b) Reports on Form 8-K

        A report on Form 8-K describing the disposition of the company's healthcare segment (including the September 29, 1999 disposition of Charles River Laboratories) , and attaching pro forma financial statements, was filed by the company on October 13, 1999.


                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              BAUSCH & LOMB INCORPORATED




Date: November 4, 1999        By:
                                       Robert B. Stiles
                                    Senior Vice President
                                     and General Counsel





Date: November 4, 1999        By:
                                     Stephen C. McCluski
                                  Senior Vice President and
                                   Chief Financial Officer


                          EXHIBIT INDEX


S-K Item 601                       Document
No.

(2)-a Recapitalization Agreement among Bausch & Lomb Incorporated, Endosafe, Inc., CRL Holdings, Inc., Charles River Laboratories, Inc., Charles River Spafas, Inc., Bausch & Lomb International, Inc., Wilmington Partners, L.P., Bausch & Lomb Canada, Inc., CRL Acquisition LLC and DLJ Merchant Banking Partners II, L.P. dated as of July 25, 1999, (filed as Exhibit 2(a) to the company's Current Report on Form 8-K, dated October 13, 1999, File No. 1-4105, and incorporated herein by reference).

(2)-b Amendment No. 1 to Recapitalization Agreement dated as of September 29, 1999 by and among Bausch & Lomb Incorporated and CRL Acquisition LLC (filed as Exhibit 2(b) to the company's Current Report on Form 8-K, dated October 13, 1999, File No. 1-4105, and incorporated herein by reference).

(2)-c Investors' Agreement dated as of September 29, 1999 among CRL Holdings, Inc. and the several Stockholders from time to time parties hereto (filed as Exhibit 2(c) to the company's Current Report on Form 8-K, dated October 13, 1999, File No. 1-4105, and incorporated herein by reference).

(2)-d          Recap Co Subordinated Discount Note due 2010
               (filed as Exhibit 2(d) to the company's Current
               Report on Form 8-K, dated October 13, 1999, File
               No. 1-4105, and incorporated herein by
               reference).

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

(4)-a          See Exhibit 3(a).

(4)-b          See Exhibit 3(b).

(4)-c          See Exhibit 3(c)

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

(27            Financial Data Schedule (filed herewith).