Form 10-K
period 1999-12-25
BAUSCH & LOMB INC
filed 2000-03-22
CIK 10427

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                              _____________________

                                   FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

                              _____________________

        For the fiscal year ended        Commission file number
             December 25, 1999                1-4105


                            BAUSCH & LOMB INCORPORATED
            (Exact name of registrant as specified in its charter)


                NEW YORK                         16-0345235
        (State or other jurisdiction of      (I.R.S. Employer
        incorporation or organization)      Identification No.)



     ONE BAUSCH & LOMB PLACE, ROCHESTER, NEW YORK         14604-2701
      (Address of principal executive offices)            (Zip Code)



    Registrant's telephone no., including area code:  (716) 338-6000



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.  [ X ]

The aggregate market value (based on the consolidated tape closing price on February 19, 2000) of the voting stock held by non-affiliates of the registrant was $3,424,970,460. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and officers. Such interpretation is not intended to be, and should not be construed to be, an admission by Bausch & Lomb Incorporated or such directors or officers that such directors and officers are "affiliates" of Bausch & Lomb Incorporated, as that term is defined under the Securities Act of 1933.

The number of shares of Voting Stock of the registrant, outstanding as of February 19, 2000, was 57,400,087, consisting of 57,023,214 shares of Common stock and 376,873 shares of Class
B stock, which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.


                    DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II   The Bausch & Lomb 1999 Annual Report to
and IV        Shareholders for the fiscal year ended December
              25, 1999 ("Annual Report"). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual
              Report is not deemed to be filed as a part of this Report on Form 10-K.

Part III Bausch & Lomb Incorporated Proxy Statement, dated March 24, 2000 ("Proxy Statement"). With the exception of the pages of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.


                         TABLE OF CONTENTS

PART I                                                      PAGE
Item 1.     Business                                        2
Item 2.     Properties                                      5
Item 3.     Legal Proceedings                               6
Item 4.     Submission of Matters to a Vote of Security     6
            Holders

PART II
Item 5.     Market for Bausch & Lomb Incorporated's Common
            Stock and Related Shareholder Matters           7

Item 6.     Selected Financial Data                         7
Item 7.     Management's Discussion and Analysis of
            Financial Condition and
            Results of Operations                           7

Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk                                     7
Item 8.     Financial Statements and Supplementary Data     7
Item 9.     Changes In and Disagreements With Accountants
            on Accounting And Financial Disclosure          7


PART III
Item 10.    Directors and Executive Officers of Bausch &
            Lomb Incorporated                               8
Item 11.    Executive Compensation                          9
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                           9
Item 13.    Certain Relationships and Related Transactions  9

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                             10

Signatures                                                  11
Schedules                                                   12
Exhibit Index                                               13
Exhibits                 (Attached to this Report on Form 10-K)




                                      PART I
                                ITEM 1. BUSINESS


(a)  GENERAL DEVELOPMENT OF BUSINESS

Bausch & Lomb Incorporated is a world leader in the development, manufacture and marketing of healthcare products for the eye.

Bausch & Lomb was incorporated in the State of New York in 1908 to carry on a business which was established in 1853. Its principal executive offices are located in Rochester, New York. Unless the context indicates otherwise, the terms "Bausch & Lomb" and "company" as used herein refer to Bausch & Lomb Incorporated and its consolidated subsidiaries. Highlights of the general development of the business of Bausch & Lomb during 1999 are discussed below. Per share amounts in the remainder of this section reflect December 1999 year-to-date diluted average shares outstanding.

During the year ended December 25, 1999, a chapter was closed in Bausch & Lomb's history with the sale of the sunglass business, which had been part of the company since 1930. In addition, other remaining non-core businesses were divested, allowing the company to focus solely on being a technology-based healthcare company for the eye. The company now reports its operating results in three segments: vision care, pharmaceuticals and surgical. Revenues from continuing operations for 1999 were $1,756.1 million, an increase of $158.6 million or 10% from 1998. Net earnings for 1999 amounted to $444.8 million, or $7.59 per share, compared to 1998 earnings of $25.2 million, or $0.45 per share. Results for 1999 include a net after-tax gain on divestitures of $308.1 million or $5.26 per share. Income from continuing operations was $102.7 million or $1.75 per share in 1999 compared to $55.6 million or $.99 per share in 1998.

In January 1999, the company acquired Hansa Research & Development, Inc., a designer and manufacturer of the HansatomeT microkeratome used in the majority of worldwide refractive surgery procedures. The keratomes produced by Hansa had been previously distributed under an exclusive agreement with Chiron Vison, now part of Bausch & Lomb Surgical.

In April 1999, the company purchased Orbtek, Inc., the developer of a unique diagnostic system that gives surgeons critical information about both the anterior and posterior surfaces of the cornea which can improve the accuracy and predictability of a variety of ophthalmic surgery procedures.

In June 1999, the company sold its sunglass business to Luxottica Group S.p.A. for $636 million in cash. The sale included all of the company's lines of sunglasses, including Ray-Banr, Revor, ArnetteT, and Killer Loopr. The company recorded an after-tax gain of $126.3 million or $2.16 per share related to this sale.

Charles River Laboratories and the Miracle-Ear hearing aid business, representing the last of the non-core businesses, were sold during the third quarter of 1999. Miracle-Ear was sold to Amplifon S.p.A., resulting in an after-tax gain of $11.1 million or $0.19 per share. Charles River Laboratories, a breeder of research laboratory animals, was sold for $400 million in cash and $43 million in promissory notes to DLJ Merchant Banking Partners II, L.P., an affiliate of the investment banking firm of Donaldson, Lufkin and Jenrette. The company retained a 12.5% equity interest in the Charles River Laboratories business. An after-tax gain of $170.7 million or $2.91 per share was recorded.

A pre-tax charge of $56.7 million was recorded in the fourth quarter of 1999 as part of a program to consolidate contact lens manufacturing and accelerate global administrative savings. Most of these costs are associated with employee severance payments and capital equipment write-offs. During 1999, all actions under a previous restructuring program were completed and the unused reserve of $3.2 million was reversed. The 1999 charge offset by the reversal yielded an after-tax impact of $34.2 million or $0.59 per share. The company is also evaluating additional actions to rationalize its contact lens products and manufacturing processes, which could result in additional pretax charges of up to $15 million by the end of 2000.

 (b) FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Information concerning sales, operating earnings and assets attributable to each of the company's operating segments is set forth on pages 9-12 and 30-32 of the Annual Report and is incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

Operating Segments Bausch & Lomb's operations are reported in three segments: vision care, pharmaceuticals, and surgical.
Below is a description of each segment to the extent that it is material to an understanding of the company's operations. Information concerning sales by segment is set forth on page 9 of the Annual Report and is incorporated herein by reference.

Vision Care - The vision care segment includes contact lenses and lens care products and the vision accessories business. Vision care products are marketed to licensed eye care professionals, health products retailers, independent pharmacies, drug stores, food stores and mass merchandisers by the company's sales force and distributors.

Pharmaceuticals - The pharmaceuticals segment manufactures and sells generic and proprietary prescription pharmaceuticals with a strategic emphasis in the ophthalmic field and over-the-counter
(OTC) ophthalmic medications. These products are marketed by the company's sales force and distributed through wholesalers, independent pharmacies, drug stores, food stores, mass merchandisers and hospitals.

Surgical - The surgical segment manufactures and sells products and equipment for cataract, refractive, and retinal surgery. Surgical products are marketed by the company's sales force to ophthalmic surgeons, hospitals, ambulatory surgery centers and distributors.

Suppliers and Customers Materials and components in all three of the company's segments are purchased from a wide variety of suppliers; the loss of any one supplier would not adversely affect the company's business to a significant extent. No material part of the company's business taken as a whole is dependent upon a single or a few customers. However, in the vision care segment approximately 8% of segment sales are attributable to Wal-Mart controlled retail outlets.

Patents, Trademarks and Licenses While in the aggregate the company's patents are of material importance to its businesses taken as a whole, no single patent or patent license or group of patent licenses relating to any particular product or process is material to any industry segment. The company actively pursues technology development and acquisition as a means to enhance its competitive position in its business segments.
In the vision care segment, the company has developed significant consumer and eye care professional recognition of products sold under the Bausch & Lomb, ReNu, ReNu MultiPlus, Sensitive Eyes, Medalist, Boston, Optima FW, SofLens, PureVision and Opcon-A trademarks. Bausch & Lomb, Dr. Mann Pharma, and Ocuvite are trademarks receiving substantial consumer recognition in the pharmaceuticals segment. Storz Millennium, Technolas, Hydroview, Vitrasert, Hansatome and Orbscan are trademarks receiving substantial professional recognition in the surgical segment.

Seasonality and Working Capital The nature of the products sold is not significantly impacted by seasonality issues. In general, the working capital requirements in each of the company's segments are typical of those businesses.
Competition and Markets Products in each of the company's segments are marketed throughout the world. Each segment is highly competitive in both U.S. and non-U.S. markets. In all of its segments, the company competes on the basis of product performance, quality, technology, price, service, warranty and reliability.

Research and Development Research and development constitutes an important part of the company's activities. In 1999, the company's research and development expenditures included in continuing operations totaled $97.6 million, as compared to $76.7 million in 1998 and $49.8 million in 1997.

Government Regulation   The company's products are subject to
regulation by governmental authorities in the United States and other markets. These authorities, including the Food and Drug Administration (FDA) in the United States, generally require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacturing of products, as well as product labeling and marketing. In most cases, significant amounts of time and money must be spent to bring a new product to market in compliance with these regulations. The regulation of pharmaceutical products and medical devices, both in the United States and in other markets, has historically been subject to change.

Environment Although the company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 1999 and are not anticipated to be material for 2000 or 2001.

Year 2000 Software Compliance Information regarding the identification and resolution of year 2000 data processing issues is set forth on page 16 of the Annual Report and such information is incorporated herein by reference.

Number of Employees The company employed approximately 11,500 persons as of February 19, 2000.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS Information as to sales and long-lived assets attributable to U.S. and non-U.S. geographic regions is set forth on pages 12-13 and page 32 of the Annual Report and is incorporated herein by reference.

                            ITEM 2.  PROPERTIES

The principal physical properties (and their primary functions) of the company at March 1, 2000 are listed below and are grouped by the main operating segment to which they relate. Except where otherwise indicated by footnote, all properties shown are held in fee and are not subject to major encumbrances. The company considers that its facilities are suitable and adequate for the operations involved. All facilities are being productively utilized.


                                            Warehouse/    Sales/Administration/
Vision Care            Manufacturing   R&D  Distribution  Office
Rochester, NY (Optics
Center)(1)                 X            X                   X
Greenville, SC (1)         X                    X           X
Waterford, Ireland (1)     X                    X           X
Milan, Italy (1)           X                    X           X
Beijing, China             X                    X           X
Bhiwadi, India (1)         X                    X           X
Hoofdoorp, Netherlands(1)                       X           X
Livingston, Scotland (1)   X                    X           X
Tokyo, Japan (1)                                X           X
Sarasota, FL               X                                X
Les Mesnil St. Denis,
France                                          X           X
Lynchburg, VA (1)                               X           X
Wilmington, MA (1)         X                                X
Kingston Upon Thames,UK                                     X
Taikoo Shing Hong Kong(1)                                   X
New Territories, Hong
Kong (1)                                        X
Umsong-Gun(Seoul),Korea    X                                X
Madrid, Spain              X                    X           X
North Ryde, Australia(1)                        X           X
Gauteng, South Africa(1)                        X           X
Porto Alegre, Brazil       X                    X           X

Pharmaceuticals
Tampa, FL                  X           X        X           X
Berlin, Germany            X           X        X           X
Valley Cottage, NY (1)                 X

Surgical
St. Louis, MO              X           X        X           X
Clearwater, FL             X
Earth City, MO (1)                              X
Claremont, CA (1)                                           X
Irvine, CA (1)             X           X
Manchester, MO             X
Munich, Germany (1)        X           X        X           X
Heidelberg, Germany        X                    X           X
Salt Lake City, UT (1)     X           X                    X
Miami, FL (1)              X

Corporate Headquarters
Rochester, NY (1)                                           X

(1) This facility is leased.


                        ITEM 3.  LEGAL PROCEEDINGS

1. In its 1998 Annual Report on Form 10-K, the company discussed a class action lawsuit pending before a New York State Supreme Court, alleging that the company misled consumers in its marketing and sale of Sensitive Eyes Rewetting Drops, Boston Rewetting Drops, ReNu Rewetting Drops and Bausch & Lomb Eyewash. The plaintiffs had appealed the dismissal of all of their claims by the trial court. On September 16, 1999, the New York Appellate Division, First Department, reversed the trial court's ruling, reinstating the plaintiff's claims. The company has moved to decertify the matter as a class action.

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

Not applicable.


                                 PART II


        ITEM 5.  MARKET FOR BAUSCH & LOMB INCORPORATED'S COMMON
                       STOCK AND RELATED SHAREHOLDER MATTERS

The section entitled "Dividends" on page 15 and the tables entitled "Quarterly Stock Prices" and "Selected Financial Data" on page 43 of the Annual Report are incorporated herein by reference.

                ITEM 6.  SELECTED FINANCIAL DATA

The table entitled "Selected Financial Data" on page 43 of the Annual Report is incorporated herein by reference.


           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled "Financial Review" on pages 9-18 of the Annual Report is incorporated herein by reference.

          ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                            ABOUT MARKET RISK

The section entitled "Market Risk" on page 15 of the Annual
Report is incorporated herein by reference.

        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto, together with the section entitled "Report of Independent Accountants" on pages 19-43 and 45 of the Annual Report, respectively, are incorporated herein by reference.


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                  PART III


             ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
                          BAUSCH & LOMB INCORPORATED


Information with respect to directors is included in the Proxy Statement on pages 2-8 and such information is incorporated herein by reference. Set forth below are the names, ages (as of March 1, 2000), positions and offices held by, and a brief account of the business experience during the past five years of, each executive officer.


Name and Age        Position
William M.          Chairman and Chief Executive Officer since
Carpenter (47)      January 1999; Chief Executive Officer (1997-
                    1998); President and Chief Operating Officer
                    (1995-1996); Executive Vice President,
                    Global Business Manager, Eyewear (1995);
                    President and Chief Executive Officer,
                    Reckitt & Colman, Inc. (1993-1995).

Carl E. Sassano     President and Chief Operating Officer since
(50)                January 1999; Executive Vice President and
                    President - Vision Care (1997-1998); Senior
                    Vice President and Global Business Manager,
                    Vision Care (1996); Senior Vice President and President, Contact Lens Division (1994-
                    1996).

Dwain L. Hahs (47)  Senior Vice President and President, Global
                    Vision Care since November 1999;  Special
                    Assistant to the President (October 1999-
                    November 1999); President, Ray Ban Sun
                    Optics, Luxottica Group SpA (June 1999-
                    September 1999); Executive Vice President and President - Eyewear (April 1997-June
                    1999); Senior Vice President, International
                    Operations (1996-1997); Vice President and
                    President Europe, Middle East and Africa
                    Division (1994-1996).

Daryl M. Dickson    Senior Vice President, Human Resources since
(48)                November 1996; Vice President Human
                    Resources (Foods group), Quaker Oats Company
                    (1993-1996).

Hakan S. Edstrom    Senior Vice President and President, Global
(49)                Surgical since November 1999; Senior Vice
                    President and President
                    Surgical/Pharmaceutical (January 1999-
                    October 1999);  Vice President and
                    President, Bausch & Lomb Surgical (December
                    1997-December 1998); President and CFO,
                    Chiron Vision (1997); President Hoefer
                    Pharmacia Biotech, Inc. (1997); Senior Vice
                    President, Corporate Ophthalmic Business
                    Development, Pharmacia & Upjohn, Inc. (1996-
                    1997); President and Chief Executive
                    Officer, Pharmacia Ophthalmics Inc. (1989-
                    1996).

Stephen C.          Senior Vice President and Chief Financial
McCluski (47)       Officer since 1995; Vice President and
                    Controller (1994).

Thomas M.           Senior Vice President, Chief Technical
Riedhammer (51)     Officer and President, Global
                    Pharmaceuticals since November 1999; Senior
                    Vice President and Chief Technical Officer
                    (January 1999 - October 1999);  Senior Vice
                    President and President, Worldwide
                    Pharmaceuticals (1998); Senior Vice
                    President and President, Worldwide
                    Pharmaceuticals, Surgical, and Hearing Care
                    Products (1994-1998); Vice President (1993-
                    1994); President, Worldwide Pharmaceuticals
                    (1994).

Robert B. Stiles    Senior Vice President and General Counsel
(50)                since June 1997; Staff Vice President and
                    Assistant General Counsel (1994-1997);
                    Assistant General Counsel (1991-1994).

Jurij Z. Kushner    Vice President, Controller since 1995; Vice
(49)                President, Operations, Personal Products
                    Division (1994-1995); Vice President and
                    Controller, Personal Products Division (1992-
                    1994).


All officers serve on a year-to-year basis through the day of the annual meeting of shareholders of the company, and there is no arrangement or understanding among any of the officers of the company and any other persons pursuant to which such officer was selected as an officer.


                     ITEM 11.  EXECUTIVE COMPENSATION

The portions of the "Executive Compensation" section entitled "Report of the Committee on Management", "Compensation Tables" and "Defined Benefit Retirement Plans", the second and third paragraphs of the section entitled "Board of Directors", the graph entitled "Comparison of Five-Year Cumulative Total Shareholder Return" and the second paragraph of the section entitled "Related Transactions, Employment Contracts and Termination of Employment and Change in Control Arrangements" included in the Proxy Statement on pages 10-14, 15-17, 18-19, 2, 18 and 20 respectively, are incorporated herein by reference.


              ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                OWNERS AND MANAGEMENT

The section entitled "Security Ownership of Certain Beneficial
Owners and Directors and Executive Officers" in the Proxy
Statement on pages 8-10 is incorporated herein by reference.


        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The first paragraph of the section entitled "Related
Transactions, Employment Contracts and Termination of Employment and Change in Control Arrangements" on pages 19-20 of the Proxy
Statement is incorporated herein by reference.

                             PART IV

            ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

The following documents or the portions thereof indicated are filed as a part of this report.

(a)  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
     SCHEDULES COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS.

     1. Data incorporated by reference in            Page in
        Item 8 from the Annual Report               Annual Report


        Report of Independent Accountants               45

        Balance Sheets at December 25, 1999 and         20
        December 26, 1998

        For the years ended December 25, 1999,
        December 26, 1998 and December 27, 1997:

        Statements of Income                           19

        Statements of Cash Flows                       21

        Statements of Changes in Shareholder's Equity  22

        Notes to Financial Statements                  23-43

     2. Filed herewith
        Report of Independent Accountants
        on Financial Statement Schedule            Exhibit 23

        For the years ended December 25, 1999,
        December 26, 1998 and December 27, 1997:

        SCHEDULE II-Valuation and Qualifying Accounts   Page 12

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)  REPORTS ON FORM 8-K

     A report on Form 8-K describing the disposition of the company's healthcare segment (including the third quarter 1999 disposition of Charles River Laboratories), and attaching pro forma financial information, was filed by the company on October 13, 1999.

(c)  ITEM 601 EXHIBITS
     Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference. Each of Exhibits (10)-a through (10)-dd is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BAUSCH & LOMB INCORPORATED

Date:  March 22, 2000            By:/s/___________________________
                                 William M. Carpenter
                                 Chairman and Chief Executive
                                 Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 Principal Executive Officer

Date:  March 22, 2000            By:/s/___________________________
                                 William M. Carpenter
                                 Chairman and Chief Executive
                                 Officer

                                 Principal Financial Officer

Date:  March 22, 2000            By:/s/___________________________
                                 Stephen C. McCluski
                                 Senior Vice President and Chief
                                 Financial Officer

                                 Controller

Date:  March 22, 2000            By:/s/___________________________
                                 Jurij Z. Kushner,
                                 Vice President and Controller

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

Date:  March 22, 2000            By:/s/___________________________
                                 Robert B. Stiles
                                 Attorney-in-Fact



Bausch & Lomb Incorporated


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Reserves for Doubtful Accounts   December 25,   December 26,   December 27,
                                     1999           1998           1997
(In millions)
Balance at beginning of year       $  26.8        $  14.0        $  13.3
of year

Activity for the year:
Provision charged to income            9.1            8.6            4.3

(Reductions)/additions
resulting from
(divestiture)/acquisition
activity                              (7.2)           9.9            0.1

Accounts written off                 (10.7)          (5.8)          (5.2)

Recoveries on accounts
previously written off                 1.6            0.1            1.5


Balance at end of year             $  19.6        $  26.8        $  14.0

                                    EXHIBIT INDEX

S-K Item                         Document
601 No.
(3)-a Certificate of Incorporation of Bausch & Lomb Incorporated (filed as Exhibit (3)-a to the company's Annual Report on Form 10-K for the fiscal year ended December 29, 1985, File No. 1-4105, and incorporated herein by reference).

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

(10)-k  Amended and restated Director Deferred Compensation Plan
        (filed as Exhibit (10)-bb to the company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No.1-4105, and incorporated herein by reference).

(10)-l  Amended and restated Executive Deferred Compensation Plan
        (filed as Exhibit (10)-cc to the company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-4105, and incorporated herein by reference).

(10)-m Retirement Benefit Restoration Plan (filed as Exhibit (10)-t to the company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105, and incorporated herein by reference).

(10)-n Annual Retainer Stock Plan for Non-Employee Directors (filed as Exhibit (10)-dd to the company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-4105, and incorporated herein by reference).

(10)-o Agreement with William H. Waltrip (filed as Exhibit (10)-u to the company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 1-4105, and incorporated herein by reference).

(10)-p Corporate Officer Separation Plan (filed as Exhibit (10)-v to the company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 1-4105, and incorporated herein by reference).

(10)-q  EVA Management Incentive Compensation Plan (filed as Exhibit
        (10)-w to the company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 1-4105, and incorporated herein by reference).

(10)-r 1998 Amendment to the Bausch & Lomb Incorporated 1990 Stock Incentive Plan (filed as Exhibit (10)-a to the company's
        Form 10-Q for the quarter ended June 27, 1998, File No. 1-4105, and incorporated herein by reference).

(10)-s  Management Incentive Compensation Plan (filed as Exhibit
        (10)-b to the company's Form 10-Q for the quarter ended June 27, 1998, File No. 1-4105, and incorporated herein by reference).

(10)-t  LTI Deferred Compensation Plan, as amended, effective
        December 8, 1998 (filed as Exhibit (10)-v to the company's Annual Report on Form 10-K for the fiscal year ended
        December 26, 1998, File No. 1-4105, and incorporated herein by reference).

(10)-u Amended and restated 1990 Stock Incentive Plan (filed herewith).

(10)-v Amendment to the Director Deferred Compensation Plan (filed herewith).

(10)-w Amendment to the Executive Deferred Compensation Plan (filed herewith).

(10)-x Amendment to the LTI Deferred Compensation Plan (filed herewith).

(10)-y Purchase Agreement between Bausch & Lomb Incorporated and Luxottica Group, S.p.A. dated April 28, 1999 (filed as
        Exhibit 2(a) to the company's Current Report on 8-K, dated July 12, 1999, File No. 1-4105, and incorporated herein by reference).

(10)-z  Letter Agreement between Bausch & Lomb Incorporated and
        Luxottica Group S.p.A. dated June 25, 1999 (filed as Exhibit 2(b) to the company's Current Report on Form 8-K, dated July 12, 1999, File No. 1-4105, and incorporated herein by reference).

(10)aa Recapitalization Agreement among Bausch & Lomb Incorporated, Endosafe, Inc., CRL Holdings, Inc., Charles River Laboratories, Inc., Charles River Spafas, Inc., Bausch & Lomb International, Inc., Wilmington Partners, L. P., Bausch & Lomb Canada, Inc., CRL Acquisition LLC and DLJ Merchant Banking Partners II, L. P. dated as of July 25, 1999, (filed as Exhibit 2(a) to the company's Current Report on Form 8-K, dated October 13, 1999, File No. 1-4105, and incorporated herein by reference)

(10)bb Amendment No. 1 to Recapitalization Agreement dated as of September 29, 1999 by and among Bausch & Lomb Incorporated and CRL Acquisition LLC (filed as Exhibit 2(b) to the company's Current Report on Form 8-K, dated October 13, 1999, File No. 1-4105, and incorporated herein by reference).

(10)cc Investors' Agreement dated as of September 29, 1999 among CRL Holdings, Inc. and the several Stockholders from time to time parties hereto (filed as Exhibit 2(c) to the company's Current Report on Form 8-K, dated October 13, 1999, File No. 1-4105, and incorporated herein by reference).

(10)dd  Recap Co Subordinated Discount Note due 2010 (filed as
        Exhibit 2(d) to the company's Current Report on Form 8-K, dated October 13, 1999, File No. 1-4105, and incorporated herein by reference).

(11) Statement Regarding Computation of Per Share Earnings (The section entitled "Earnings Per Share" on page 28 of the 1999 Annual Report is incorporated herein by reference).

(12)    Statement Regarding Computation of Ratio of Earnings to
        Fixed Charges (filed herewith).

(13) The Bausch & Lomb 1999 Annual Report to Shareholders for the fiscal year ended December 25, 1999 (filed herewith). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as a part of this Report on Form 10-K.

(21)    Subsidiaries (filed herewith).

(23)    Report of Independent Accountants on Financial Statement
        Schedule and Consent of Independent Accountants (filed herewith).

(24) Power of attorney with respect to the signatures of directors in this Report on Form 10-K (filed herewith).
(27)    Financial Data Schedule (filed herewith).