Form 10-Q
period 2000-03-25
BAUSCH & LOMB INC
filed 2000-05-04
CIK 10427

United States

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549


                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the Quarter Ended                            Commission File
March 25, 2000                                   Number:  1-4105


                   BAUSCH & LOMB INCORPORATED

     (Exact name of registrant as specified in its charter)


New York                                              16-0345235
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

              Yes    x               No

The number of shares of Common stock of the registrant outstanding as of March 25, 2000 was 53,076,850, consisting of 52,664,223 shares of Common stock and 412,627 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.


                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

The accompanying unaudited interim consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries have been prepared by the company in accordance with the accounting policies stated in the company's 1999 Annual Report on Form 10-K and should be read in conjunction with the Notes To Financial Statements appearing therein, and are based in part on approximations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles have been included in these interim consolidated financial statements.

       BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                         STATEMENTS OF INCOME


                                                  First Quarter Ended
Dollar Amounts In Millions - Except Per Share     March 25,  March 27,
  Data                                              2000       1999

Net Sales                                         $  406.9   $  389.8

Costs And Expenses
  Cost of products sold                              180.2      162.4
  Selling, administrative and general                164.7      164.9
  Research and development                            25.2       20.7
                                                     370.1      348.0
Operating Income                                      36.8       41.8

Other (Income) Expense
  Interest and investment income                     (15.6)      (9.6)
  Interest expense                                    17.3       24.2
  Gain from foreign currency, net                     (5.0)      (2.9)
  Other income                                       (23.6)         -
                                                     (26.9)      11.7

Income From Continuing Operations Before Income
  Taxes And Minority Interest                         63.7       30.1


  Provision for income taxes                          22.6       10.8

Income From Continuing Operations Before Minority
  Interest                                            41.1       19.3

  Minority interest in subsidiaries                    2.0        4.3

Income from Continuing Operations                     39.1       15.0

Income from discontinued operations, net of taxes        -        7.4

Net Income                                        $   39.1   $   22.4

Basic Earnings Per Share:
  Continuing Operations                           $   0.69   $   0.26
  Discontinued Operations                                -       0.13
                                                  $   0.69   $   0.39

Diluted Earnings Per Share:
  Continuing operations                           $   0.68   $   0.26
  Discontinued operations                                -       0.13
                                                  $   0.68   $   0.39
Average Shares Outstanding - Basic (000s)           56,692     56,724

Average Shares Outstanding - Diluted (000s)         57,538     58,062

See Notes to Financial Statements

       BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                            BALANCE SHEET
                                            March 25,     December 25,
Dollar Amounts In Millions                    2000            1999
ASSETS
Current Assets
 Cash and cash equivalents                 $  723.8       $  827.1
 Other investments, short-term                    -          125.0
 Trade receivables, less allowances
   of $20.9 and $19.6, respectively           407.0          438.0
 Inventories, net                             230.1          239.6
 Other current assets                         194.3          156.0
 Net assets held for disposal, short-term      11.8           24.6
                                            1,567.0        1,810.3

Property, Plant And Equipment, net            509.6          524.8
Goodwill And Other Intangibles,
 less accumulated amortization
 of $139.1 and $129.3, respectively           610.7          606.8
Other Investments                             170.8          173.8
Other Assets                                  155.8          153.1
Net Assets Held For Disposal, long-term         1.6            4.7
 Total Assets                              $3,015.5       $3,273.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accrued liabilities                     $  324.8       $  356.0
   Federal, state and foreign income
     taxes payable                             51.9           47.3
   Accounts payable                           103.3           94.8
   Accrued compensation                        74.2           74.6
   Notes payable                               37.8           45.9
   Current portion of long-term debt            5.7            1.0
                                              597.7          619.6

Long-Term Debt, less current portion          972.1          977.0
Deferred Income Taxes                         118.8          117.7
Other Long-Term Liabilities                    93.0           99.6
Minority Interest                             227.8          225.6
 Total Liabilities                          2,009.4        2,039.5

Shareholders' Equity
 4% Cumulative Preferred stock                    -              -
 Class A Preferred stock                          -              -
 Common stock, par value $0.40
   Per share, 60,198,322 shares issued         24.1           24.1
 Class B stock, par value $0.08 per
   share, 635,728 and 613,324 shares
   issued, respectively                         0.1              -
 Capital in excess of par value                91.9           89.6
 Common and Class B stock
   in treasury, at cost, 7,757,200 and
   3,435,738 shares, respectively            (386.5)        (150.1)
 Retained earnings                          1,292.3        1,268.4
 Accumulated other comprehensive income        (5.6)           9.0
 Other shareholders' equity                   (10.2)          (7.0)
 Total Shareholders' Equity                 1,006.1        1,234.0
 Total Liabilities And Shareholders'       $3,015.5       $3,273.5
Equity
See Notes To Financial Statements

    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                     STATEMENT OF CASH FLOWS
                                                 Three Months Ended
                                                March 25    March 27,
Dollar Amounts In Millions                        2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                     $ 39.1      $ 22.4
 Adjustments to reconcile net income to net
   cash provided by operating activities
   Depreciation                                   22.0        32.1
   Amortization                                    9.9        11.9
   Change in deferred income taxes                 1.7         2.9
   Loss on retirement of fixed assets              5.2         2.7
 Changes in assets and liabilities:
   Trade receivables                              25.0       (14.8)
   Inventories                                     6.9       (18.6)
   Other current assets                          (39.3)      (33.6)
   Accounts payable and accruals                  (5.5)        6.8
   Income taxes                                    5.2         3.8
   Other long-term liabilities                    (3.7)        0.4
     Net cash provided by operating activities    66.5        16.0

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                            (15.1)      (37.4)
 Net cash paid for acquisition of businesses         -       (18.5)
 Proceeds from liquidation of other investment   125.0       150.0
 Other                                           (19.5)       (3.2)
     Net cash provided by investing activities    90.4        90.9

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchase of Common and Class B shares        (242.6)          -
 Exercise of stock options                         8.7        19.5
 Net repayments of notes payable                  (7.9)      (49.6)
 Repayment of long-term debt                      (0.1)       (2.8)
 Payment of dividends                            (15.0)      (14.7)
   Net cash used in financing activities        (256.9)      (47.6)
Effect of exchange rate changes on cash
   and cash equivalents                           (3.3)       (2.7)

Net (decrease)/increase in cash and cash
   equivalents                                  (103.3)       56.6
Cash and cash equivalents - beginning of
   period                                        827.1       129.2

Cash and cash equivalents - end of period       $723.8      $185.8

Supplemental disclosures of cash flow
information:
 Cash paid during the period for:
   Interest                                     $ 23.6      $ 32.1
   Income taxes                                 $ 19.8      $ 15.1

See Notes To Financial Statements


    BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
       Dollar Amounts in Millions - Except Per Share Data

NOTE A: Inventories

        Inventories consisted of the following:

                                         March 25,       December 25,
                                           2000              1999
        Raw materials and supplies        $ 57.3            $ 54.0
        Work in process                     19.0              15.9
        Finished products                  153.8             169.7
                                          $230.1            $239.6


NOTE B: Property, Plant And Equipment

        Major classes of property, plant and equipment consisted of the following:

                                          March 25,      December 25,
                                            2000             1999
        Machinery and equipment           $  768.8        $  772.1
        Buildings                            214.2           212.8
        Leasehold improvements                35.1            35.2
        Land                                  11.8            12.0
                                           1,029.9         1,032.1

        Less:  Accumulated
               depreciation                 (520.3)         (507.3)
                                          $  509.6        $  524.8


NOTE C: Comprehensive Income

        The components of the company's total comprehensive income were:

                                            Three Months Ended
                                          March 25,     March 27,
                                            2000          1999

        Net income                         $39.1         $22.4
        Foreign currency translation
        adjustments, net of taxes          (14.6)        (23.0)
          Total Comprehensive
          Income                           $24.5         $(0.6)


NOTE D: Restructuring and Exit Activities

1999 Program
In December 1999, the company's board of directors announced that it was implementing a comprehensive program to exit certain contact lens manufacturing platforms and take additional steps to further reduce the administrative cost structure throughout the company. As a result, the company recorded a pre-tax charge of $56.7 in 1999, the major components of which are summarized in the table below:

                                         Vision      Other/
                                          Care     Administrive   Total
Provisions
 Employee terminations                    $27.1       $3.7        $30.8
 Asset write-offs                          25.8        0.1         25.9
                                           52.9        3.8         56.7
Less 1999 Activity:
 Cash payments                             (1.0)         -         (1.0)
 Non-cash items                           (25.8)      (0.1)       (25.9)
Remaining reserve at December 25, 1999    $26.1       $3.7        $29.8

Less 2000 Activity:
 Cash payments                             (5.2)      (0.1)        (5.3)
 Non-cash items                               -          -            -
Remaining reserve at March 25, 2000       $20.9       $3.6        $24.5

The restructuring program within the vision care segment will focus on the elimination of certain contact lens manufacturing platforms resulting from exiting less cost-effective technologies. The programs included under other/administrative will focus primarily on further reducing overhead costs throughout the company. All major actions in this restructuring plan were started in the fourth quarter of 1999 and include:

                                                            Anticipated
     Project                                              Completion Date
     Vision Care
       Exit certain European manufacturing platforms         June 2000
       Eliminate internal infrastructure costs               June 2000
       Exit certain U.S. manufacturing platforms           December 2000
     Other/Administrative
       Eliminate internal infrastructure costs             December 2000

The above projects will result in the termination of approximately 900 employees. Vision care includes terminations of 710 operational employees in production and 116 administrative staff. The other/administrative actions include the termination of approximately 80 staff in both administrative and sales roles. As of March 25, 2000, 301 employees have been involuntarily terminated under this restructuring plan with $6.3 of related costs being charged against the liability.
     The employee terminations will result in future cash outflows to the company. These cash outflows, which began in December 1999, are expected to take place throughout 2000, with the majority of the outflows occurring in the second half of the year. The company will use its current cash balance as well as cash provided by operations to fund these cash outflows.
      In  addition  to employee terminations, the above  projects
resulted  in  $25.9  of  asset  write-offs,  primarily  for   the
abandonment of manufacturing equipment. The disposition and/or decommissioning of these assets occurred in the fourth quarter of 1999 and January 2000.

Accrual for Acquisition-Related Exit Activities
As part of the integration of Chiron Vision and Storz, management developed a formal plan that included the shutdown of duplicate facilities in the U.S., Europe and Asia, the elimination of duplicate product lines and the consolidation of certain administrative functions. The exit activities were committed to by management and formally communicated to employees shortly after the acquisitions were consummated. The major components of the accrual were as follows:

                                 Employee
                               Severance and    Facilities       Contract
                                Relocation     Closure Costs   Terminations    Total
                                                                   < c>
Accrued at acquisition date       $21.7            $5.5            $0.9        $28.1
Less 1998 Activity:
 Cash payments                     (6.3)           (0.7)           (0.9)        (7.9)
 Non-cash items                       -            (0.3)              -         (0.3)
Balances at December 26, 1998     $15.4            $4.5            $  -        $19.9

Less 1999 Activity
 Cash payments                    (10.7)           (0.4)              -        (11.1)
 Non-cash items                       -            (2.6)              -         (2.6)
Balances at December 25, 1999     $ 4.7            $1.5            $  -        $ 6.2

Less 2000 Activity
 Cash payments                     (0.7)              -               -         (0.7)
 Non-cash items                       -               -               -            -
Balances at March 25, 2000        $ 4.0            $1.5            $  -        $ 5.5

The costs of employee terminations related to 596 employees in production, R&D, selling and administration. During the first quarter of 2000, 15 employees were terminated. During 1999 and 1998, 384 and 100 employees were terminated, respectively. The remaining 97 are expected to be terminated in 2000 and include those in a foreign jurisdiction that involved a lengthy statutory process of notice and approval prior to termination. Management does not believe such process will result in severance payments or other costs materially different from those accrued. The facilities closure costs primarily represented leasehold termination payments and fixed asset writedowns relating to duplicate facilities. The closures and consolidations in the U.S. were substantially completed in 1999. The closures and consolidations outside the U.S. were commenced in 1999 and are expected to be substantially complete in 2000. Involuntary termination benefits of $18.1 were accrued in 1998. Amounts paid and charged against the liability were $0.7 in the first quarter of 2000, $8.4 in 1999 and $5.4 in 1998.


NOTE E: Business Segment Information

The company is organized by product line for management reporting with operating earnings being the primary measure of segment profitability. Certain distribution and general and administrative expenses, including some centralized services, are allocated amongst the segments for management reporting. No items below operating earnings are allocated to segments. The accounting policies used to generate segment results are the same as the company's overall accounting policies.
     The company's operating results are reported in three business segments: vision care, pharmaceuticals and surgical. The vision care segment includes contact lenses, lens care products and vision accessories. The pharmaceutical segment includes generic and proprietary prescription products with an emphasis on ophthalmic medications and over-the-counter (OTC) ophthalmic medications. The surgical segment includes products and equipment for cataract, refractive and retinal surgery.

The following table presents sales and operating earnings by business segment for the quarters ended March 25, 2000 and March
27, 1999. The company does not have material intersegment sales.

                                      First Quarter
                                2000                   1999
                           Net      Operating      Net      Operating
                          Sales     Earnings      Sales     Earnings

Vision Care               $230.8      $29.4       $229.6      $33.7
Pharmaceuticals             69.1       12.8         66.5       16.2
Surgical                   107.0        8.9         93.7        7.7

Corporate administration       -      (14.3)           -      (15.8)
                          $406.9      $36.8       $389.8      $41.8


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the company's results of operations, liquidity and an updated 2000 outlook. Discussion of 1999 operating results exclude the discontinued businesses and the vision care segment has been restated to include results from the vision accessories business, which was previously reported in the eyewear segment. References within this financial review to earnings per share refer to diluted earnings per share.

CONTINUING OPERATIONS

Net Sales By Business Segment And Geographic Region

Total net sales for the quarter ended March 25, 2000 were $407. This represents an increase of 4% over the comparable period in 1999. Constant dollar (that is, excluding the effect of foreign currency exchange rates) revenue increased 6%. Vision Care revenue remained flat versus 1999 while growth was noted in both the pharmaceuticals and surgical segments (4% and 14% respectively).

Vision Care Segment Revenues

Revenues in this segment were $231 for the first quarter of 2000, which were flat in comparison to the same period last year. In constant dollars, sales increased 1% versus 1999. Contact lenses comprised 49% of revenues, with a combined lens care and vision accessories making up 51% of first quarter 2000 revenues. In the first quarter of 1999, this mix was 46% lens and 54% lens care and vision accessories.
     Contact lens revenues increased 8% from the year-ago period. Results were driven by strong double-digit growth in sales of the company's new lines of planned replacement and disposable lenses which more than offset declines in the older traditional lens portfolio. Outside the U.S., strong results in Europe and Japan, led by SofLens one day disposable lenses and Medalist lenses, respectively, contributed to a 10% improvement. U.S. contact lens sales were up 3% versus 1999 driven by the new products SofLens66 toric and PureVision. Lens care and vision accessories revenues decreased 6% from the prior-year quarter. Strong sales from ReNu product lines in the Asia-Pacific region were more than offset by declines in the U.S. and certain markets in Europe, where the company's retail customers reduced inventory carrying requirements for lens care products and began to re-balance their inventory positions during the quarter.

Pharmaceuticals Segment Revenues

Revenues in this segment were $69 for the first quarter of 2000, an increase of 4% from the same period last year, or 9% in constant dollars. Pharmaceutical revenues were up 16% in the U.S. Contributing to these results were continued gains for Lotemax and Alrex, the company's proprietary ophthalmic, anti-inflammatory drops. Outside the U.S., pharmaceuticals sales decreased 14% for the quarter. These results reflect a weakened Deutsche Mark as well as lower over-the-counter sales in Germany, both of which affected the company's Dr. Mann Pharma subsidiary.

Surgical Segment Revenues

Revenues from the company's surgical business were $107, which is a 14% increase over the first quarter in 1999. Excluding the impact of currency, revenues increased 18%. The U.S. surgical business grew modestly with significant gains in sales of products for refractive surgery, including the recently approved Technolas 217 excimer laser, offset in part by lower sales in the cataract surgery products business. Outside the U.S., sales grew 30%, driven by the refractive business where demand for the Technolas 217 laser and Orbscan diagnostic technology is strong.

Net Sales By Geographic Region

Sales in markets outside the U.S. totaled $194 in the first quarter of 2000, an increase of $13 or 7% compared with the 1999 period, and represented approximately 48% of consolidated revenues in 2000 and 47% in 1999. Excluding the impact of currency, revenues increased 11%.
     First quarter sales in the Asia-Pacific region increased 13% versus 1999, or 7% in constant dollars. Revenues in Europe remained flat versus 1999, but increased 11% in constant dollars. Sales in Canada and Latin America increased $5 or 35% over 1999.
     U.S. sales totaled $212 in the first quarter, an increase of $4 or 2% from 1999.

Costs & Expenses and Operating Earnings

Amounts in this section are calculated on a "management basis" and comparisons to 1999 exclude discontinued operations and restructuring charges and asset write-offs.
     The ratio of costs of products sold to sales was 44.3% during the first quarter of 2000, versus 41.7% for the same period of 1999. Unfavorable currency exchange swings and a shift in product sales mix in the vision care business away from higher margin solution products were the primary factors in the variance.
     Selling, administrative and general expenses, including corporate administration, were 40.5% of sales in the first quarter of 2000 compared to 42.3% in 1999. For the quarter, operating expenditures remained flat to the prior year.
     Corporate administration expenses were 3.5% of sales in the first quarter of 2000, versus 4.2% in the same period of 1999. Results were impacted by higher sales base combined with cost reductions from restructuring programs.
     Research and development expenses totaled $25 in the first quarter of 2000, an increase of $5 over 1999. This represented 6.2% of sales in 2000, up from 5.3% in 1999. Spending continues for each of the businesses but in particular for the pharmaceuticals segment and its implant technology for the back of the eye.
     Operating earnings for the first quarter of 2000 fell $5, to $37, a 12% decline from the prior year period. Results were affected by the aforementioned shift in product mix in the vision care segment, currency and higher spending on research and development.

Other Income And Expenses

Income from investments totaled $16 for the first quarter of 2000, an increase of $6 compared to the same period in 1999. Interest expense of $17 decreased $7 compared to the same period in 1999. An increase in short-term investments and lower levels of short-term debt due to divestitures of the sunglass and healthcare businesses in 1999 were the primary drivers of these variances. Foreign currency gains of $5 during the first quarter of 2000 compared favorably to the prior year period by $2. This increase is associated with ongoing hedging activities. Other income consisted of proceeds from a patent litigation settlement with Alcon Laboratories. The settlement agreement resolves the patent infringement case Bausch & Lomb filed against Alcon in October 1994, in United States District Court for the Western District of New York, concerning Bausch & Lomb's U.S. Patent No. 5,096,607.
    Under the terms of the settlement agreement, Alcon will make an up-front payment to Bausch & Lomb of $25 million, or approximately $.27 per share, which was recorded as income in the first quarter of this year. Additionally, Alcon will pay Bausch & Lomb a stream of royalties over the next eight years for a worldwide license under Bausch & Lomb's patent for the simultaneous use of a chemical disinfecting solution with an enzyme cleaning product for contact lens care.


LIQUIDITY AND FINANCIAL RESOURCES

Cash Flows From Operating Activities

Cash provided by operating activities was $67 through the first quarter of 2000, compared to $16 for the same 1999 period. For
2000, lower inventory and receivables of the continuing businesses contributed to the improvement.

Cash Flows From Investing Activities

Cash provided by investing activities was $90 through the first quarter of 2000 versus $91 for the comparable period in 1999. Proceeds from the redemption of securities accounted for most of the cash from investing activities. Capital spending of $15, which decreased $22 compared to the prior year period, is expected to be approximately $135 for 2000.

Cash Flows From Financing Activities

Through the first three months of 2000, $257 was used in financing activities primarily to repurchase Common shares. Using the cash generated from the 1999 divestitures, the company has repurchased 4,978,752 shares through March 25, 2000 and expects the remaining 114,000 shares to be repurchased in the second quarter. In the comparable 1999 period, $48 was used in financing activities, due mostly to net repayments of notes payable.

Free Cash Flow

The company strives to maximize its free cash flow, defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases and the acquisition or divestiture of businesses. Free cash flow through three months of 2000 was $29, an improvement of $56 from the prior year period. The increase is due mostly to the operational cash flow factors described above.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, was $1,016 at the end of the first quarter of 2000, down $8 from year-end 1999 and lower than the March 1999 amount by $404. The ratio of total debt to capital increased to 50.2% at the end of the first quarter of 2000 versus 45.3% at the end of 1999. The increase in this ratio is primarily due to a reduction in shareholders' equity that resulted from the share repurchase program.
     Cash and cash equivalents totaled $724 and $186 at the end of the first quarters of 2000, and 1999, respectively, and $827 at the end of 1999. The increase in cash over first quarter 1999 is primarily due to the proceeds from the sunglass and healthcare divestitures. The decrease from year-end is primarily related to the share repurchase program partially offset by the liquidation of the short-term portion of a long-term investment.

Access to Financial Markets

The company maintains 364-day bilateral revolving credit agreements totaling $500. The interest rate under these agreements is based on LIBOR, or at the company's option, such other rate as may be agreed upon by the company and the bank. No debt was outstanding under these agreements at March 25, 2000. In addition, the company maintains other lines of credit on which it may draw to meet its financing requirements. The company believes its existing credit facilities provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.
     Bausch & Lomb was placed on credit watch with negative implications by Moody's and Standard & Poor's in response to its potential acquisition of Wesley Jessen VisionCare, Inc.

Working Capital

Working capital was $969 and $917 at the end of the first quarters of 2000 and 1999, respectively. At year-end 1999, working capital was $1,191. The decline since year end 1999 is due primarily to the repurchase of Common stock as discussed previously. The current ratio was 2.6 and 2.2 at the end of March 2000 and March 1999, respectively, and 2.9 at year-end 1999.


OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the first quarters of both 2000 and 1999. The return on average shareholders' equity was 41.5% and 8.4% for the twelve-month periods ended March 25, 2000 and March 27,1999, respectively. This increase primarily reflects the gain on divestiture from both the sunglass and healthcare businesses recorded in 1999.

RISKS ASSOCIATED WITH Y2K
As stated in previous reports, the company established a formal program to assess and renovate internal information technology ("IT") and non-information technology ("non-IT") operations that were identified as being at risk with regard to the year 2000 date issues, and further to evaluate the readiness of key third party suppliers of products, services, materials or data. The company experienced only limited minor incidents due to the date changeover, none of which affected its operations, products or services in a material way. Year 2000 costs, comprised of both period expenses and capital expenditures, of identifying and remediating year 2000 issues is expected to be approximately $53, of which approximately $52 has been spent to date. The remaining amount is expected to be spent during the first two quarters of 2000 as final year 2000 related programs are completed. Of the total anticipated costs, approximately 80% is expected to be capitalized as a part of system upgrades and replacements. The company will continue to monitor both its IT and no-IT systems for year 2000 issues as the year progresses. Contingency plans deemed necessary for critical systems and for addressing a potential failure of a key customer or supplier have been completed. The estimated costs of remediation and other information described above are based on information available at this time and may be updated as additional information becomes available. Readers are referred to the section of this filing labeled "Information Concerning Forward-Looking Statements" which address forward-looking statements made by the company.


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


SIGNIFICANT EVENTS
Bausch & Lomb commenced a tender offer on Monday, April 3, 2000 for all of the outstanding shares of Wesley Jessen VisionCare, Inc. (Nasdaq: WJCO) at a price of $34 per share in cash, with a total cash transaction cost of approximately $692 million. This price represents a premium of 37 percent over Wesley Jessen's closing price on March 22, 2000, the day before Bausch & Lomb announced its acquisition proposal. If the tender offer is completed, Bausch & Lomb intends to acquire any shares not purchased in the offer at the same cash price paid in the tender offer. The tender offer, which is subject to a number of conditions, is not subject to any financing conditions.


OUTLOOK
The company expects to continue to generate solid growth over the remainder of 2000. In its 1999 Form 10-K, the company indicated that actual dollar revenues would grow in the upper single digits and operating margins would improve by 20% or more. These projections assumed that foreign currency exchange rates remained fairly stable with year-end 1999 levels. The company believes that operating results on a constant dollar basis will be in line with its original guidance. As previously discussed, changes in foreign currency exchange rates impacted first quarter 2000 results negatively. If rates remain at present levels, the company estimates that full year actual dollar revenues will grow in the mid-single digits and operating margins will be in the upper teens, with these results partially mitigated by foreign exchange income generated by the judicious use of hedging contracts.
     In the vision care segment, revenues are expected to grow modestly in the second quarter and to accelerate in the third and fourth quarters. These trends will result from an expected rebalancing of lens care product inventories in the U.S. retail market and a return of lens care revenues to modest growth in the second half of the year. They will also be driven by the continued success of new products in the contact lens business, including the second quarter launch of the company's newest offering, Bausch & Lomb Two-Week, a single vision spherical contact lens to be marketed for two-week replacement. Depending on the full year impact of currency changes, the segment should end the year with revenue growth in the range of 6-8%.
     In the pharmaceuticals segment, the U.S. business is expected to generate modest growth for the full year from the continued success of the company's proprietary products, such as Lotemax and Alrex, as well as newer generic products. The company's non-U.S. pharmaceuticals business is concentrated primarily in Europe, where the first-quarter decline in the euro had a significant negative impact on reported results. Should foreign currency rates remain at their present levels or decline further, non-U.S. results could more than offset the growth in the U.S. business.
     The surgical segment is expected to post revenue growth in the low to mid-teens, driven by the continued strong results for products used in refractive surgery. Based on the strong response to the company's Technolas 217 laser in the U.S. in February, the remainder of the year should benefit from incremental revenues from per procedure fees as well as from the sale of lasers. The company estimates that approximately $10 million of such revenues incremental to its original guidance will be generated in 2000.


INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
When used in this discussion, the words "anticipate," "should," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors affecting the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, the impact of competition, seasonality and general economic conditions in the global vision care and ophthalmic surgical and pharmaceutical markets, where the company's businesses compete, changes in global and localized economic and political conditions (for example, the company does business in Asia and Brazil, where, recently, economies and associated currency risks have been volatile), changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the company's products, legal proceedings initiated by or against the company, changes in government regulation of the company's products and operations, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, difficulties or delays in the development, production, testing, regulatory approval or marketing of products, the effect of changes within the company's organization, and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including its 1999 Annual Report on Form 10-K.


                   PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)   Item 601 Exhibits

        Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

  (b)   Reports on Form 8-K

        A report on Form 8-K describing a letter sent by Bausch & Lomb to Wesley Jessen VisionCare, Inc. proposing to acquire Wesley Jessen for $34 per share in cash, for an equity value of approximately $600 million, attaching copies of two related press releases and related remarks of Mr. William M. Carpenter, Chairman and Chief Executive Officer of Bausch & Lomb, was filed by the company on March 23, 2000.






                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              BAUSCH & LOMB INCORPORATED




Date: May 4, 2000             By:
                                       Robert B. Stiles
                                    Senior Vice President
                                     and General Counsel





Date: May 4, 2000             By:
                                     Stephen C. McCluski
                                  Senior Vice President and
                                   Chief Financial Officer


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

(27)              Financial Data Schedule (filed herewith).