Form 10-Q
period 2000-06-24
BAUSCH & LOMB INC
filed 2000-08-07
CIK 10427

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File
June 24, 2000	Number: 1-4105

BAUSCH & LOMB INCORPORATED

(Exact name of registrant as specified in its charter)

New York	16-0345235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares of Common stock of the registrant outstanding as of June 24, 2000 was 53,310,360, consisting of 52,890,861 shares of Common stock and 419,499 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

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

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
	Second Quarter Ended		Six Months Ended
Dollar Amounts In Millions - Except Per Share Data	June 24,	June 26,	June 24,	June 26,
	2000	1999	2000	1999

Net Sales	$452.9	$453.3	$859.7	$843.2

Costs And Expenses
Cost of products sold	182.4	177.4	362.6	339.9
Selling, administrative and general	173.8	186.3	338.4	351.2
Research and development	28.3	25.2	53.4	45.9
Other Expense	8.4	-	8.4	-
	392.9	388.9	762.8	737.0
Operating Income	60.0	64.4	96.9	106.2

Other (Income) Expense
Interest and investment income	(13.2)	(8.4)	(28.8)	(18.0)
Interest expense	16.9	24.1	34.2	48.3
Gain from foreign currency, net	(2.3)	(3.7)	(7.2)	(6.6)
Other income	-	-	(23.6)	-
	1.4	12.0	(25.4)	23.7

Income From Continuing Operations Before Income Taxes And Minority Interest	58.6	52.4	122.3	82.5

Provision for income taxes	20.8	18.9	43.4	29.7

Income From Continuing Operations Before Minority Interest	37.8	33.5	78.9	52.8

Minority interest in subsidiaries	3.2	4.6	5.1	8.9

Income from Continuing Operations	34.6	28.9	73.8	43.9

Discontinued Operations
Income from discontinued operations, net of tax	-	18.2	-	25.6
Gain on disposal of discontinued operations, net of tax	-	126.3	-	126.3
		144.5		151.9

Net Income	$34.6	$173.4	$73.8	$195.8

Basic Earnings Per Share:
Continuing Operations	$0.65	$0.50	$1.34	$0.77
Discontinued Operations	-	2.53	-	2.66
	$0.65	$3.03	$1.34	$3.43

Diluted Earnings Per Share:
Continuing Operations	$0.64	$0.49	$1.32	$0.75
Discontinued Operations	-	2.45	-	2.59
	$0.64	$2.94	$1.32	$3.34
Average Shares Outstanding - Basic (000s)	53,144	57,280	54,918	57,002

Average Shares Outstanding - Diluted (000s)	54,010	59,047	55,774	58,555
See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES BALANCE SHEET
	June 24,	December 25,
Dollar Amounts In Millions	2000	1999
ASSETS
Current Assets
Cash and cash equivalents	$ 790.2	$ 827.1
Other investments, short-term	-	125.0
Trade receivables, less allowances
of $22.6 and $19.6, respectively	427.6	438.0
Inventories, net	229.0	239.6
Other current assets	195.5	156.0
Net assets held for disposal, short-term	2.9	24.6
	1,645.2	1,810.3

Property, Plant And Equipment, net	496.2	524.8
Goodwill And Other Intangibles,
less accumulated amortization
of $149.5 and $129.3, respectively	609.5	606.8
Other Investments	173.2	173.8
Other Assets	161.9	153.1
Net Assets Held For Disposal, long-term	3.3	4.7
Total Assets	$3,089.3	$3,273.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$ 355.2	$ 356.0
Federal, state and foreign income taxes payable	62.8	47.3
Accounts payable	103.6	94.8
Accrued compensation	72.5	74.6
Notes payable	53.7	45.9
Current portion of long-term debt	5.6	1.0
	653.4	619.6

Long-Term Debt, less current portion	968.1	977.0
Deferred Income Taxes	119.2	117.7
Other Long-Term Liabilities	92.9	99.6
Minority Interest	225.7	225.6
Total Liabilities	2,059.3	2,039.5

Shareholders' Equity
4% Cumulative Preferred stock	-	-
Class A Preferred stock	-	-
Common stock, par value $0.40
Per share, 60,198,322 shares issued	24.1	24.1
Class B stock, par value $0.08 per share,
642,950 and 613,324 shares
Issued, respectively	.1	-
Capital in excess of par value	87.8	89.6
Common and Class B stock
In treasury, at cost, 7,530,912 and
3,435,738 shares, respectively	(377.5)	(150.1)
Retained earnings	1,314.2	1,268.4
Accumulated other comprehensive income	(10.1)	9.0
Other shareholders' equity	(8.6)	(7.0)
Total Shareholders' Equity	1,030.0	1,234.0
Total Liabilities And Shareholders' Equity	$3,089.3	$3,273.5
See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CASH FLOWS
	Six Months Ended
	June 24,	June 26,
Dollar Amounts In Millions	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 73.8	$195.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Gain from divestiture	-	(210.5)
Depreciation	51.8	58.3
Amortization	20.3	24.0
Change in deferred income taxes	2.3	5.2
Loss on retirement of fixed assets	4.8	2.9
Changes in assets and liabilities:
Trade receivables	.4	(71.4)
Inventories	14.3	(25.8)
Other current assets	(41.3)	(62.5)
Accounts payable and accruals	36.7	59.9
Income taxes	16.1	103.7
Other long-term liabilities	(5.8)	(1.4)
Net cash provided by operating activities	173.4	78.2

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(34.1)	(74.4)
Net cash paid for acquisition of businesses	(12.0)	(43.1)
Net cash received from divestiture	-	637.2
Proceeds from liquidation of other investment	125.0	150.0
Other	(36.3)	(11.4)
Net cash provided by investing activities	42.6	658.3

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of additional interest in partnership	-	(400.0)
Proceeds from third-party investor for partnership interest	-	200.5
Repurchase of Common and Class B shares	(242.3)	(1.5)
Exercise of stock options	20.0	35.8
Net proceeds (repayments) of notes payable	8.2	(203.5)
Repayment of long-term debt	(4.1)	(29.5)
Payment of dividends	(29.2)	(29.6)
Net cash used in financing activities	(247.4)	(427.8)
Effect of exchange rate changes on cash and cash equivalents	(5.5)	(4.6)

Net (decrease)/increase in cash and cash equivalents	(36.9)	304.1
Cash and cash equivalents '- beginning of period	827.1	129.2

Cash and cash equivalents '- end of period	$790.2	$433.3

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 35.3	$ 41.2
Income taxes	$ 28.8	$ 32.3

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

NOTE A:    Inventories

Inventories consisted of the following:

	June 24,	December 25,
	2000	1999
Raw materials and supplies	$ 58.4	$ 54.0
Work in process	20.1	15.9
Finished products	150.5	169.7
	$229.0	$239.6

NOTE B: Property, Plant And Equipment

Major classes of property, plant and equipment consisted of the following:

	June 24,	December 25,
	2000	1999
Machinery and equipment	$ 778.8	$ 772.1
Buildings	218.3	212.8
Leasehold improvements	25.8	35.2
Land	11.7	12.0
	1,034.6	1,032.1

Less: Accumulated depreciation	(538.4)	(507.3)
	$ 496.2	$ 524.8

NOTE C:    Comprehensive Income

The components of the company's total comprehensive income were:

	Three Months Ended		Six Months Ended
	June 24, 2000	June 26, 1999	June 24, 2000	June 26, 1999
Net income	$34.6	$173.4	$73.8	$195.8
Foreign currency translation adjustments, net of taxes	(1.6)	(11.2)	(16.2)	(34.2)
Total Comprehensive Income	$33.0	$162.2	$57.6	$161.6

NOTE D:    Restructuring and Exit Activities

1999 Program

In December 1999, the company's board of directors announced that it was implementing a comprehensive program to exit certain contact lens manufacturing platforms and take additional steps to further reduce the administrative cost structure throughout the company. As a result, the company recorded a pre-tax charge of $56.7 in 1999, the major components of which are summarized in the table below:

	Vision Care	Other/ Administrative	Total
Provisions
Employee terminations	$27.1	$3.7	$30.8
Asset write-offs	25.8	0.1	25.9
	52.9	3.8	56.7
Less 1999 Activity:
Cash payments	(1.0)	-	(1.0)
Non-cash items	(25.8)	(0.1)	(25.9)
Remaining reserve at December 25, 1999	$26.1	$3.7	$29.8

Less 2000 Activity:
Cash payments	(7.1)	(0.4)	(7.5)
Remaining reserve at June 24, 2000	$19.0	$3.3	$22.3

The restructuring program within the vision care segment will focus on the elimination of certain contact lens manufacturing platforms resulting from exiting less cost-effective technologies. The programs included under other/administrative will focus primarily on further reducing overhead costs throughout the company. All major actions in this restructuring plan were started in the fourth quarter of 1999 and it is anticipated that they will be completed by December 2000.

    The restructuring programs will result in the termination of approximately 900 employees. Terminations in the vision care segment include 710 employees in production and 116 administrative staff. The other/administrative actions include the termination of approximately 80 staff in both administrative and sales roles. As of June 24, 2000, 347 employees have been involuntarily terminated under this restructuring plan with $7.5 of related costs being charged against the liability.

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
	Employee Severance and Relocation	Facilities Closure Costs	Contract Terminations	Total
Accrued at acquisition date	$21.7	$5.5	$0.9	$28.1
Less 1998 Activity:
Cash payments	(6.3)	(0.7)	(0.9)	(7.9)
Non-cash items	-	(0.3)	-	(0.3)
Balances at December 26, 1998	$15.4	$4.5	$ -	$19.9

Less 1999 Activity
Cash payments	(10.7)	(0.4)	-	(11.1)
Non-cash items	-	(2.6)	-	(2.6)
Balances at December 25, 1999	$ 4.7	$1.5	$ -	$ 6.2

Less 2000 Activity
Cash payments	(1.1)	(0.4)	-	(1.5)
Non-cash items	-	-	-	-
Balances at June 24, 2000	$ 3.6	$1.1	$ -	$ 4.7

The costs of employee terminations related to 596 employees in production, R&D, selling and administration. During the first six months of 2000, 23 employees were terminated. During 1999 and 1998, 384 and 100 employees were terminated, respectively. The remaining 89 are expected to be terminated in 2000 and include those in a foreign jurisdiction that involved a lengthy statutory process of notice and approval prior to termination. Management does not believe such process will result in severance payments or other costs materially different from those accrued. The facilities closure costs primarily represented leasehold termination payments and fixed asset writedowns relating to duplicate facilities. The closures and consolidations in the U.S. were substantially completed in 1999. The closures and consolidations outside the U.S. were commenced in 1999 and are expected to be completed in 2000. Involuntary termination benefits of $18.1 were accrued in 1998. Amounts paid and charged against the liability were $1.1 in the first six months of 2000, $8.4 in 1999 and $5.4 in 1998.

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

The following table presents sales and operating earnings by business segment for the quarters ended June 24, 2000 and June 26, 1999. The company does not have material intersegment sales.
	Second Quarter
	2000		1999
	Net Sales	Operating Earnings	Net Sales	Operating Earnings

Vision Care	$258.6	$53.0	$264.1	$48.0
Pharmaceuticals	68.6	9.2	78.1	17.0
Surgical	125.7	20.9	111.1	17.1
	452.9	83.1	453.3	82.1
Corporate administration	-	(14.7)	-	(17.7)
Other expense	-	(8.4)	-	-
	$452.9	$60.0	$453.3	$64.4

	Six Months Ended
	June 24, 2000		June 26, 1999
	Net Sales	Operating Earnings	Net Sales	Operating Earnings

Vision Care	$489.3	$82.5	$493.8	$81.7
Pharmaceuticals	137.7	21.9	144.6	33.2
Surgical	232.7	29.8	204.8	24.8
	859.7	134.2	843.2	139.7
Corporate administration	-	(28.9)	-	(33.5)
Other expense	-	(8.4)	-	-
	$859.7	$96.9	$843.2	$106.2

NOTE F:    Other Expense

Other expense of $8.4 for the quarter and six months ended June 24, 2000 consists of direct and incremental costs of $3.7 related to the proposed acquisition of Wesley Jessen VisionCare, Inc. and $4.7 related to the settlement of litigation.

     Bausch & Lomb commenced a cash tender offer for all of the outstanding shares of Wesley Jessen VisionCare, Inc. for approximately $692. on April 13, 2000. The company subsequently increased the tender offer to $723 on May 9, 2000. On May 30, 2000, the company withdrew its offer to acquire Wesley Jessen due to a competing, and significantly higher, offer by the eye-care unit of Novartis. Direct and incremental costs associated with the proposed combination consist of fees paid to outside legal and financial advisors.

    The litigation settlement is related to a consumer class action lawsuit dating back to 1995 concerning the marketing and labeling of certain of the company's lens care and eye care solutions. While the company continues to believe its previous marketing of these products was appropriate, it chose to settle the matter rather than continue to expend valuable time and resources in multi-year litigation. The settlement is subject to a fairness hearing in September 2000. The charge represents the cost of attorney's fees and the estimated liability for the redemption of coupons to be placed in product packages under the settlement.

NOTE G:    Discontinued Operations

During fiscal 1999, the company completed the sale of its sunglass business to Luxottica Group S.p.A for $636.0 in cash. The company recorded an after-tax gain on the disposal of discontinued operations of $126.3 or $2.16 per diluted share. Luxottica Group S.p.A. has proposed certain adjustments to the closing balance sheet in connection with their purchase that could potentially impact the resulting gain on the sale. It is too early to estimate with any certainty the potential adjustment, if any, to the gain. The company does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition.

NOTE H:    Minority Interest

The minority interest in subsidiaries represents outside partnership interest in Wilmington Partners L.P., (the Partnership). The remaining partnership interests are held by four wholly-owned subsidiaries of the company along with an outside partner with a 15% interest. The Partnership is a separate legal entity from the company, but for financial reporting purposes, assets, liabilities and earnings from the Partnership are included in the company's consolidated financial results. The outside investor's limited partnership interest is recorded as minority interest in the company's consolidated financial statements.

NOTE I:    Subsequent Event

On July 24, 2000, the company announced that it had signed a definitive agreement to acquire the shares of Groupe Chauvin, a European-based ophthalmic pharmaceuticals company, and the shares of several related companies for a total of approximately $228 in cash. Groupe Chauvin manufactures and markets prescription and over-the-counter ophthalmic pharmaceutical and surgical products to treat a number of eye conditions, including glaucoma, ocular inflammation, allergies, cataracts and dry eye. Completion of the transaction, which is subject to regulatory approval in Germany, is expected to occur in the third quarter.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the company's results of operations, liquidity and an updated 2000 outlook. Discussion of 1999 operating results exclude the discontinued businesses. References within this financial review to earnings per share refer to diluted earnings per share.

CONTINUING OPERATIONS

Net Sales By Business Segment And Geographic Region

Total net sales for the second quarter and six months ended June 24, 2000 were $452.9 and $859.7, respectively. On a year to date basis, net sales increased 2% while remaining essentially flat for the quarter over the comparable periods in 1999. Constant dollar (excluding the effect of foreign currency exchange rates) revenue increased 1% and 3% for the quarter and six months periods, respectively. The surgical segment revenue increased for the quarter and year to date. Vision care and Pharmacueticals segment revenues decreased versus 1999 for both the quarter and year to date.

Vision Care Segment Revenues

Revenues in this segment were $258.6 for the second quarter of 2000, which was a slight decrease in comparison to the same period last year. In constant dollars, sales decreased 3% versus 1999. Contact lenses comprised 49% of revenues, with combined lens care and vision accessories making up 51% of second quarter 2000 revenues. In the second quarter of 1999, this mix was 47% lens and 53% lens care and vision accessories.

    Contact lens revenues increased 2% over the second quarter 1999 benefiting from strong growth in sales of the company's new planned replacement and disposable products SofLens66 toric, SofLens one day, PureVision, and the launch late in the second quarter of the Bausch & Lomb Two Week lens. Gains were largely offset by declines in older product offerings, particularly in certain markets in Asia. Changes in distributor networks and efforts to tighten asset management caused a short-termdisruption to sales in China. Lens care and vision accessories revenues decreased 6% from the prior-year quarter. Outside the U.S., lens care revenues increased 1%. These gains were more than offset by U.S. market dynamics, where the company's retail customers' continued reduction in their inventory positions has resulted in short-term disruption to revenue growth. Year to date, vision care revenues decreased 1% in actual and constant dollars, reflecting the decreased sales for both lens care and vision accessories products offset by the strong performance of the company's new contact lens products.

Pharmaceuticals Segment Revenues

Revenues in this segment were $68.6 for the second quarter of 2000, a decrease of 12% from the same period last year, or 8% in constant dollars. Pharmaceutical revenues were down 17% for the quarter and 3% year to date in the U.S., as a result of the company's line of generic ear drops, where prior year results were significantly augmented by price increases taken after a major competitor's exit from the market. The second quarter revenue decline reflects aggressive pricing activity by new competitors. These influences offset the sharp increases in revenues from the sale of Lotemax and Alrex, the company's proprietary ophthalmic anti-inflammatory drops. Outside the U.S., pharmaceuticals sales were down 1% for the quarter and decreased 8% year to date. These results reflect an increase in sales from the company's Dr. Mann Pharma subsidiary in Germany, offset by a continuation of the weakened Deutsche Mark. For the year to date period, total segment sales were down 5% and 1% in constant dollars.

Surgical Segment Revenues

Revenues from the company's surgical business for the second quarter of 2000 were $125.7, a 13% increase over the same period in 1999. Excluding the impact of currency, revenues increased 17% for both the quarter and year to date. The U.S. surgical business grew 13% in the second quarter and 9% year to date with significant gains in sales of products for refractive surgery, including the continuing U.S. rollout of the Technolas 217 excimer laser. Outside the U.S., sales grew 14% for the quarter and 21% on a year to date basis, driven by the refractive business where demand for the Technolas 217 excimer laser, Orbscan diagnostic technology and other refractive surgery products, continues to be strong.

Net Sales By Geographic Region

Sales in markets outside the U.S. totaled $218 in the second quarter of 2000, an increase of $8 or 4% compared with the 1999 period, and represented approximately 48% of consolidated revenues in 2000 and 46% in 1999. Excluding the impact of currency, revenues increased 6%. Year to date, sales totaled $412, an increase of 5% and 8% in constant dollars. Non-U.S. sales as a percentage of consolidated revenues on a year to date basis was consistent with the second quarter.

    Second quarter sales in the Asia-Pacific region increased 13% versus 1999, or 5% in constant dollars. This increase was primarily due to Japan where revenues grew by 23% over 1999 or 10% in constant dollars. Sales in Latin America increased by 51% or 57% in constant dollars. These increases were partially offset by a decrease in sales in Canada. Revenues in Europe continued to remain flat over 1999, but increased 7% in constant dollars.

    U.S. sales totaled $235 in the second quarter, a decrease of $8 or 3% from 1999. For the year, sales decreased $4 or 1% from 1999.

Costs & Expenses and Operating Earnings

Amounts in this section are calculated on a "management basis" and comparisons to 1999 exclude discontinued operations, restructuring charges, asset write-offs and other non-recurring items.

    The ratio of costs of products sold to sales was 40.3% during the second quarter of 2000, versus 39.1% for the same period of 1999. For the six-month period, this ratio was 42.2% in 2000 compared to 40.3% in 1999. The change in the ratio primarily reflects the impact of lower pricing of generic otic products in the pharmaceutical business as well as a shift in product sales mix in the vision care business away from higher margin solution products. These trends were partially offset by improved margins in the surgical business and cost savings in the contact lens business that were realized as a result of the company's restructuring efforts.

    Selling, administrative and general expenses, including corporate administration, were 38.4% of sales in the second quarter of 2000 compared to 41.1% in 1999. Year to date, these expenses were 39.4% versus 41.7% reflecting lower marketing and administrative expenses.

    Corporate administration expenses were 3.2% of sales in the second quarter of 2000, versus 3.8% in the same period of 1999. Year to date, the amounts were 3.4% versus 4.0%, showing effects of cost reductions achieved through the prior periods restructuring programs.

    Research and development expenses totaled $28 in the second quarter of 2000, an increase of $3 over 1999. This represented 6.2% of sales in 2000 up from 5.6% in 1999. Year to date, the ratio was 6.2% versus 5.4% in 1999. This increase in research and development as a percentage of sales is in line with previous projections and is primarily related to the pharmaceuticals segment and the company's implant technology for the back of the eye.

    Operating earnings for the second quarter of 2000 increased $4, to $68, a 6.3% increase from the prior year period. As described above, the quarterly improvement in profitability was driven by cost savings from restructuring in the vision care and surgical businesses, offset by the shift in product mix in vision care and higher spending on research and development. Year to date, operating earnings at $105 were relatively flat to 1999.

Other Income And Expenses

Income from investments totaled $13 for the second quarter of 2000, an increase of $5 compared to the same period in 1999. Interest expense of $17 decreased $7 compared to the same period in 1999. An increase in short-term investments and lower levels of short-term debt due to cash proceeds from divestiture of the sunglass and healthcare businesses in 1999 were the primary drivers of these variances. Foreign currency gains of $2 during the second quarter of 2000 declined compared to the prior year period gain of $4.

Liquidity And Financial Resources

Cash Flows From Operating Activities

Cash provided by operating activities was $173 through the second quarter of 2000, compared to $78 for the same 1999 period. For 2000, decreases in inventory, better management of receivables and improvement in income from continuing operations contributed to the improvement. For 1999, increased profitability contributed to the positive cash flow but was partially offset by increases in inventory and receivables.

Cash Flows From Investing Activities

Cash provided by investing activities was $43 through the second quarter of 2000 versus $658 for the comparable period in 1999. Proceeds from the liquidation of a short-term investment accounted for most of the cash from investing activities in the current year whereas the prior year proceeds were related to divestitures of certain businesses. Capital spending of $34, which decreased $40 compared to the prior year period, is expected to be approximately $100 for 2000.

Cash Flows From Financing Activities

Through the first six months of 2000, $247 was used in financing activities primarily to repurchase Common shares. Using the cash generated from the 1999 divestitures, the company repurchased approximately 4,978,000 shares through the first quarter.. There were no additional purchases in the second quarter. In the comparable 1999 period, $428 was used in financing activities, primarily related to repayment of notes payable and transactions involving Wilmington Partners L.P.

Free Cash Flow

The company strives to maximize its free cash flow, defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases and the acquisition or divestiture of businesses. Free cash flow through six months of 2000 was $98, an improvement of $110 from the prior year period. The increase is due mostly to the operational cash flow factors described above, decreases in expenditures for property, plant and equipment and the proceeds from a patent litigation settlement with Alcon Laboratories as previously reported in the quarterly report on Form 10-Q for quarter ended March 25, 2000. The Cash Flow Statement also reflects changes in asset and liability levels due to the divested eyewear and Charles River businesses in the prior year.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, was $1,027 at the end of the second quarter of 2000, up $3 from year-end 1999 and lower than the June 1999 amount by $209. The ratio of total debt to capital was 49.9% at the end of the second quarter of 2000 compared to 45.3% at the end of 1999 and 54.9% at June 1999. The increase as compared to the prior year end is primarily due to a reduction in shareholders' equity that resulted from the share repurchase program. The decrease from the prior year period ended June 1999 is due to a reduction of debt levels using cash generated from divestitures.

    Cash and cash equivalents totaled $790 and $433 at the end of the second quarters of 2000 and 1999, respectively, and $827 at the end of 1999. The increase in cash over second quarter 1999 is primarily due to the proceeds from the sunglass business and healthcare segment divestitures. The decrease from year-end is primarily related to the share repurchase program partially offset by the liquidation of a short-term investment.

Access to Financial Markets

The company maintains 364-day bilateral revolving credit agreements totaling $525. The interest rate under these agreements is based on LIBOR, or at the company's option, such other rate as may be agreed upon by the company and the bank. No debt was outstanding under these agreements at June 24, 2000. In addition, the company maintains other lines of credit on which it may draw to meet its financing requirements. The company believes its existing credit facilities provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

    In the first quarter of 2000, Bausch & Lomb was placed on credit watch by Moody's and Standard & Poor's in response to its potential acquisition of Wesley Jessen VisionCare, Inc. As of the end of the second quarter, Moody's had removed the company from credit watch; and subsequent to the end of the quarter, Standard & Poor's also removed the company from credit watch.

Working Capital

Working capital was $992 and $723 at the end of the second quarter of 2000 and 1999, respectively. At year-end 1999, working capital was $1,191. The decline since year end 1999 is due primarily to the repurchase of Common shares as discussed previously. The current ratio was 2.5 and 1.7 at the end of June 2000 and June 1999, respectively, and 2.9 at year-end 1999.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the second quarters of both 2000 and 1999. The return on average shareholders' equity was 28.4% and 21.8% for the twelve-month periods ended June 24, 2000 and June 26, 1999, respectively. This increase primarily reflects the gains on divestitures from both the sunglass and healthcare businesses recorded in 1999.

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

OUTLOOK

As a result of the short-term operational factors discussed elsewhere in this financial review, the company has revised its revenue projections for the remainder of 2000. Additionally, the acquisition of Groupe Chauvin and several related companies announced on July 24, 2000 (the "Groupe Chauvin Acquisition") will affect previous estimates.

    In the vision care segment, the impact of U.S. retail customers' rebalancing of lens care inventory positions is expected to continue into the second half of the year, whereas the sales growth for contact lens products is expected to accelerate, driven by the company's newest PRD product offerings. In total, the vision care segment is now expected to post full-year revenue growth in the low single digits.

    In the pharmaceuticals segment, the combined negative impact of currency exchange rate changes and the accelerated return to historic pricing levels in the otics line of generic pharmaceuticals are likely to more than offset continued growth in the remainder of the company's pharmaceuticals business. Excluding the impact of the Groupe Chauvin Acquisition, full year revenues in this segment are expected to be moderately lower than 1999. Including the Groupe Chauvin Acquisition, full year pharmaceuticals revenues are expected to increase in the low single digits.

    In the surgical segment, the company continues to expect revenue growth in the mid-teens for the balance of this year, driven by the continued success of products used in refractive surgery procedures.

    In total, revenues for the three businesses, exclusive of the Groupe Chauvin Acquisition, are expected to post growth in the low to mid single digits for the full year. Including the acquisition, reported revenues are expected to increase in the mid single digits.

    The acceleration of cost savings from the contact lens manufacturing initiatives is expected to continue for the remainder of the year. Additionally, continued positive free cash flow is expected to benefit the investment income line. As a result, the company has not revised its earnings per share guidance for the remainder of the year exclusive of the Groupe Chauvin Acquisition. The acquisition, however, is expected to be dilutive to these previous expectations, as a result of higher amortization expense of goodwill, decreased investment income, and a higher reported income tax rate. Excluding customary one-time purchase accounting adjustments, the transaction is expected to be dilutive in the range of $.06 to $.07 per share per quarter in each of the next four quarters, and accretive to earnings beginning in the second half of 2001.

Information Concerning Forward-Looking Statements

When used in this discussion, the words "anticipate," "should," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors affecting the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, the impact of competition, seasonality and general economic conditions in the global vision care and ophthalmic surgical and pharmaceutical markets, where the company's businesses compete, changes in global and localized economic and political conditions, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the company's products, legal proceedings initiated by or against the company, changes in government regulation of the company's products and operations, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, difficulties or delays in the development, production, testing, regulatory approval or marketing of products, the successful completion and integration of acquisitions announced by the company, the effect of changes within the company's organization, and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including its 1999 Annual Report on Form 10-K.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

In its 1999 Annual Report on Form 10-K the company discussed a class action pending before a New York Supreme Court alleging that the company misled consumers in the marketing and sale of Sensitive Eyes Rewetting Drops, Boston Rewetting Drops, ReNu Rewetting Drops and Bausch & Lomb Eyewash (the "Products"). On May 8, 2000, the court gave its preliminary approval to a proposed settlement. A fairness hearing in this matter has been scheduled to take place in September 2000. Under the terms of the proposed settlement, the company will make certain changes to the labels and packaging of the Products, advise eye care professionals of any chemical identicality of the Products with certain other Products, detail the FDA's safety concerns and requirements pertaining to the sale and marketing of the Products and include coupons in product packaging. The company believes its previous marketing of the Products was appropriate, but has settled in order to avoid the expense and burden of additional litigation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Due to the divestitures in 1999, the company is in a position in which its floating rate assets exceed its floating rate liabilities. Although this is expected to be a short-term situation, it represents a change in the interest rate exposure as disclosed in Item 7(a) of the company's 10-K. A sensitivity analysis to measure the potential impact that a change in interest rates would have, net of hedging, on the company's net income indicates that a one percentage point decrease in interest rates would increase the company's net interest expense by approximately $6.5 million.

Item 4.	Submission of Matters to a Vote of Security Holders
	The 2000 annual meeting of shareholders was held on May 2, 2000. The following matters were voted upon and received the votes set forth below:
	1. The individuals named below were elected to three-year terms as directors.
		Votes Cast
	Director	For	Withheld
	Franklin E. Agnew	47,901,006	408,578
	William M. Carpenter	48,198,578	407,787
	Ruth R. McMullin	48,187,719	418,646
	Linda Johnson Rice	48,185,556	420,809
	Directors continuing in office are Domenico De Sole, Jonathan S. Linen, John R. Purcell, Alvin W. Trivelpiece, William H. Waltrip and Kenneth L. Wolfe.
	2. The election of PricewaterhouseCoopers, LLP as independent accountants for 2000 was ratified, with 48,066,548 shares voting for, 111,504 shares voting against, and 131,532 shares abstaining.
Item 6.	Exhibits and Reports on Form 8-K
(a)	Item 601 Exhibits
	Those exhibits required to be fled by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.
(b)	Reports on Form 8-K.
	None filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAUSCH & LOMB INCORPORATED

Date:	By:
Robert B. Stiles Senior Vice President and General Counsel

Date:	By:
Stephen C. McCluski Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

S-K Item 601 No.	Document

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