Form 10-Q/A
period 2000-06-24
BAUSCH & LOMB INC
filed 2000-08-07
CIK 10427

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

The restructuring program within the vision care segment will focus on the elimination of certain contact lens manufacturing platforms resulting from exiting less cost-effective technologies. The programs included under othe r/administrative will focus primarily on further reducing overhead costs throughout the company. All major actions in this restructuring plan were started in the fourth quarter of 1999 and it is anticipated that they will be completed by December 2000.

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

BAUSCH & LOMB INCORPORATED

Date: August 7, 2000	By:/s/
Robert B. Stiles Senior Vice President and General Counsel

Date: August 7, 2000	By:/s/
Stephen C. McCluski Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

S-K Item 601 No.	Document

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