Form 10-Q
period 2000-09-23
BAUSCH & LOMB INC
filed 2000-11-07
CIK 10427

United States

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549


                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the Quarter Ended                            Commission File
September 23, 2000                                Number: 1-4105


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

              Yes X                  No

The number of shares of Common stock of the registrant outstanding as of September 23, 2000 was 53,353,079, consisting of 52,946,477 shares of Common stock and 406,602 shares of Class
B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

                 PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

The accompanying unaudited interim consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries have been prepared by the company in accordance with the accounting policies stated in the company's 1999 Annual Report on Form 10-K and should be read in conjunction with the Notes To Financial Statements appearing therein, and are based in part on approximations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles have been included in these unaudited interim consolidated financial statements.



        BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF INCOME

                                       Third Quarter             Nine Months Ended
                                           Ended
Dollar Amounts In Millions -        Sept. 23,    Sept. 25,    Sept. 23,    Sept. 25,
Except Per Share Data
                                      2000         1999         2000         1999

Net Sales                             $440.9       $446.3       $1,300.6     $1,289.5


Costs And Expenses
    Cost of products sold              178.3        176.3          540.9        516.3
    Selling, administrative and
      general                          172.0        167.8          510.4        519.0
    Research and development            28.1         26.8           81.6         72.7
    Purchased in-process research
      and development                   23.8            -           23.8            -
    Restructuring reserve
      adjustment                        (2.1)           -           (2.1)           -
    Other expense                          -            -            8.4            -
                                       400.1        370.9        1,163.0      1,108.0
Operating Income                        40.8         75.4          137.6        181.5

Other (Income) Expense
    Interest and investment income     (14.0)        (9.5)         (42.9)       (27.6)
    Interest expense                    16.6         20.7           50.8         69.0
    (Gain) Loss from foreign
      currency, net                     (3.0)         1.6          (10.3)        (5.0)
    Other income                           -         (6.7)         (23.6)        (6.7)
                                        (0.4)         6.1          (26.0)        29.7

Income From Continuing Operations
  Before Income Taxes And Minority
  Interest                              41.2         69.3          163.6        151.8


    Provision for income taxes          23.1         25.0           66.5         54.6

Income From Continuing Operations
  Before Minority Interest              18.1         44.3           97.1         97.2

    Minority interest in
      subsidiaries                       3.4          2.7            8.6         11.7

Income from Continuing Operations       14.7         41.6           88.5         85.5

Discontinued Operations
    Income from discontinued
      operations, net of tax               -          8.4              -         34.0
    Gain on disposals of
      discontinued operations, net
      of tax                               -        181.8              -        308.1
                                        14.7        190.2           88.5        342.1

Net Income                            $ 14.7       $231.8       $   88.5     $  427.6

Basic Earnings Per Share:
    Continuing Operations             $ 0.28       $ 0.72       $   1.63     $   1.49
    Discontinued Operations                -         3.31              -         5.99
                                      $ 0.28       $ 4.03       $   1.63     $   7.48

Diluted Earnings Per Share:
    Continuing Operations             $ 0.27       $ 0.71       $   1.60     $   1.46
    Discontinued Operations                -         3.23              -         5.83
                                      $ 0.27       $ 3.94       $   1.60     $   7.29

Average Shares Outstanding - Basic
  (000s)                              53,363       57,477         54,400       57,198

Average Shares Outstanding -
  Diluted (000s)                      53,942       58,862         55,166       58,695

See Notes to Financial Statements

       BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                            BALANCE SHEET
                                            September 23,      December 25,
Dollar Amounts In Millions                      2000               1999
ASSETS
Current Assets
    Cash and cash equivalents                  $  628.2          $  827.1
    Other investments, short-term                  56.9             125.0
    Trade receivables, less allowances
       of $23.1 and $19.6, respectively           439.7             438.0
    Inventories, net                              234.4             239.6
    Other current assets                          184.6             156.0
    Net assets held for disposal, short-
       term                                         2.3              24.6
                                                1,546.1           1,810.3

Property, Plant And Equipment, net                510.5             524.8
Goodwill And Other Intangibles,
    less accumulated amortization
    of $159.7 and $129.3, respectively            775.9             606.8
Other Investments                                  98.1             173.8
Other Assets                                      179.7             153.1
Net Assets Held For Disposal, long-term             3.1               4.7
    Total Assets                               $3,113.4          $3,273.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accrued liabilities                        $  335.6          $  356.0
    Federal, state and foreign income
      taxes payable                                73.6              47.3
    Accounts payable                               67.8              94.8
    Accrued compensation                           79.5              74.6
    Notes payable                                  40.6              45.9
    Current portion of long-term debt             206.7               1.0
                                                  803.8             619.6

Long-Term Debt, less current portion              779.9             977.0
Deferred Income Taxes                             171.6             117.7
Other Long-Term Liabilities                        91.7              99.6
Minority Interest                                 225.1             225.6
    Total Liabilities                           2,072.1           2,039.5

Shareholders' Equity
    4% Cumulative Preferred stock                     -                 -
    Class A Preferred stock                           -                 -
    Common stock, par value $0.40
       Per share 60,198,322 shares issued          24.1              24.1
    Class B stock, par value $0.08 per
       share, 614,284 and 613,324 shares
       Issued, respectively                           -                 -
    Capital in excess of par value                 92.3              89.6
    Common and Class B stock
       In treasury, at cost, 7,459,527 and
       3,435,738 shares, respectively            (377.0)           (150.1)
    Retained earnings                           1,314.8           1,268.4
    Accumulated other comprehensive income         (5.0)              9.0
    Other shareholders' equity                     (7.9)             (7.0)
    Total Shareholders' Equity                  1,041.3           1,234.0
    Total Liabilities And Shareholders'
       Equity                                  $3,113.4          $3,273.5
See Notes To Financial Statements

     BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                      STATEMENT OF CASH FLOWS
                                                     Nine Months Ended
                                              September 23,     September, 25,
Dollar Amounts In Millions                        2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                   $ 88.5            $427.6
    Adjustments to reconcile net income to
       net cash provided by (used in) operating
       activities
       Gain on divestitures                           -            (475.0)
       Depreciation                                77.2              82.0
       Amortization                                31.0              34.0
       Restructuring reserve adjustment            (2.1)                -
       Purchased in-process research and
         development                               23.8                 -
       Change in deferred income taxes              2.9             129.1
       Loss on retirement of fixed assets           8.3               1.1
    Changes in assets and liabilities:
       Trade receivables                           (3.3)            (59.7)
       Inventories                                 17.9             (24.5)
       Other current assets                       (27.9)            (45.1)
       Accounts payable and accruals               (2.2)              6.7
       Income taxes                                28.1              79.7
       Other long-term liabilities                (21.0)             (4.0)
          Net cash provided by operating
            activities                            221.2             151.9

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                          (60.8)           (102.0)
    Net cash paid for acquisition of
      businesses                                 (208.8)            (43.1)
    Net cash received from divestitures               -           1,048.5
    Proceeds from liquidation of other
      investments                                 171.8             300.0
    Other                                         (46.0)             11.2
      Net cash (used in) provided by
        investing activities                     (143.8)          1,214.6

CASH FLOWS FROM FINANCING ACTIVITIES
    Purchase of additional interest in
      partnership                                     -            (400.0)
    Proceeds from third-party investor for
      partnership interest                            -             200.5
    Repurchase of Common and Class B shares      (251.1)            (13.5)
    Exercise of stock options                      26.8              55.3
    Net repayments of notes payable                (4.6)           (342.2)
    Net proceeds from long-term debt                9.1                 -
    Payment of dividends                          (43.3)            (42.2)
       Net cash used in financing activities     (263.1)           (542.1)
Effect of exchange rate changes on cash and
  cash equivalents                                (13.2)             (2.5)

Net (decrease) increase in cash and cash
  equivalents                                    (198.9)            821.9
Cash and cash equivalents - beginning of
  period                                          827.1             129.2

Cash and cash equivalents - end of period        $628.2            $951.1


Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
       Interest                                  $ 68.2            $ 77.1
       Income taxes                              $ 49.4            $ 42.5

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

NOTE A:    Inventories

           Inventories consisted of the following:

                                           September 23,     December 25,
                                               2000              1999
           Raw materials and supplies         $ 63.1            $ 54.0
           Work in process                      21.9              15.9
           Finished products                   149.4             169.7
                                              $234.4            $239.6

NOTE B:    Property, Plant And Equipment

           Major classes of property, plant and equipment consisted of the following:

                                     September 23,      December 25,
                                         2000               1999
        Machinery and equipment       $  796.7           $  772.1
        Buildings                        225.7              212.8
        Leasehold improvements            30.3               35.2
        Land                              15.1               12.0
                                       1,067.8            1,032.1

        Less: Accumulated
          depreciation                  (557.3)            (507.3)
                                      $  510.5           $  524.8

NOTE C:    Comprehensive Income

           The components of the company's total comprehensive income were:

                                        Three Months            Nine Months
                                            Ended                  Ended
                                     Sept. 23,  Sept. 25,    Sept. 23,  Sept. 25,
                                       2000       1999         2000       1999
           Net income                  $14.7      $231.8       $88.5      $427.6
           Foreign currency
             translation adjustments   (19.0)       (5.4)      (38.0)      (39.5)
           Unrealized holding
             gains on available for
             sale security, net of
             taxes                      24.1           -         24.1          -
             Total Comprehensive
               Income                  $19.8      $226.4        $74.6     $388.1

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


                          Vision       Other/
                           Care     Administrive   Total
Provisions
  Employee terminations   $ 27.1       $ 3.7       $ 30.8
  Asset write-offs          25.8         0.1         25.9
                          $ 52.9       $ 3.8       $ 56.7
Less 1999 Activity:
  Cash payments             (1.0)          -         (1.0)
  Non-cash items           (25.8)       (0.1)       (25.9)
Remaining reserve at
  December 25, 1999       $ 26.1       $ 3.7       $ 29.8

Less 2000 Activity:
  Cash payments            (10.4)       (0.6)       (11.0)
  Restructuring reserve
    adjustment              (2.1)          -         (2.1)
Remaining reserve at
  September 23, 2000      $ 13.6       $ 3.1       $ 16.7

The restructuring program within the vision care segment is focused on the elimination of certain contact lens manufacturing platforms that employ less cost-effective technologies. The programs included under other/administrative are focused primarily on further reducing overhead costs throughout the company. The plan was adopted and announced and all major actions in this restructuring plan were implemented in the fourth quarter of 1999 and it is anticipated that they will be completed by December 2000.
    The restructuring programs will result in the termination of approximately 1,000 employees. Terminations in the vision care segment include 810 employees in production and 116 administrative staff. The other/administrative actions include the termination of approximately 80 staff in both administrative and sales roles. As of September 23, 2000, 478 employees have been involuntarily terminated under this restructuring plan with $12.0 of related costs being charged against the liability.
    During the third quarter of 2000, the company reduced the 1999 reserve by a net amount of $2.1. The company reversed approximately $3.5 of severance related costs that are not required. The reversal is primarily the result of the expansion of vision care manufacturing operations required to meet unplanned market demand for new products and lower outplacement costs. The company increased the reserve in the third quarter of 2000 by $1.4 for severance expenses associated with additional actions announced in August. These actions were the result of achieving greater efficiencies due to the operational restructuring in the U.S. The job classifications and location of employees impacted were identical to those that were identified at the time the initial reserve was established. All actions related to the 1999 program will be completed in the fourth quarter and remaining reserves, if any, will be reversed.
    In addition to employee terminations, the 1999 Program resulted in $25.9 of asset write-offs, primarily for the abandonment of manufacturing equipment. The disposition and/or decommissioning of these assets occurred in the fourth quarter of 1999 and January 2000.

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

                                Employee
                              Severance and    Facilities      Contract
                               Relocation    Closure Costs   Terminations   Total
Accrued at acquisition date     $21.7             $5.5           $0.9        $28.1
Less 1998 Activity:
  Cash payments                  (6.3)            (0.7)          (0.9)        (7.9)
  Non-cash items                    -             (0.3)             -         (0.3)
Balances at December 26, 1998   $15.4             $4.5           $  -        $19.9

Less 1999 Activity
  Cash payments                 (10.7)            (0.4)             -        (11.1)
  Non-cash items                    -             (2.6)             -         (2.6)
Balances at December 25, 1999   $ 4.7             $1.5           $  -        $ 6.2

Less 2000 Activity
  Cash payments                  (2.1)            (0.4)             -         (2.5)
  Non-cash items                    -                -              -            -
Balances at September 23, 2000  $ 2.6             $1.1           $  -        $ 3.7

The costs of employee terminations related to 596 employees in production, R&D, selling and administration. During the first nine months of 2000, 33 employees were terminated. During 1999 and 1998, 384 and 100 employees were terminated, respectively. The remaining 79 are expected to be terminated in 2000 and are comprised of those in a foreign jurisdiction that involved a lengthy statutory process of notice and approval prior to termination. Management does not believe such process will result in severance payments or other costs materially different from those accrued. The facilities closure costs primarily represented leasehold termination payments and fixed asset writedowns relating to duplicate facilities. The closures and consolidations in the U.S. were substantially completed in 1999. The closures and consolidations outside the U.S. were commenced in 1999 and are expected to be completed in 2000. Involuntary termination benefits of $18.1 were accrued in 1998. Amounts paid and charged against the liability were $2.0 in the first nine months of 2000, $8.4 in 1999 and $5.4 in 1998.


NOTE E:    Business Segment Information

The company is organized by product line for management reporting purposes with operating earnings being the primary measure of segment profitability. Certain distribution and general and administrative expenses, including some centralized services, are allocated among the segments for management reporting. No items below operating earnings are allocated to segments. The accounting policies used to generate segment results are the same as the company's overall accounting policies.
    The company's operating results are reported in three business segments: vision care, pharmaceuticals and surgical. The vision care segment includes contact lenses, lens care products and vision accessories. The pharmaceutical segment includes generic and proprietary prescription and over-the-counter (OTC) products with an emphasis on ophthalmic medications. The surgical segment includes products and equipment for cataract, refractive and retinal surgery.
    The following table presents sales and operating earnings by business segment for the quarters ended September 23, 2000 and September 25, 1999. The company does not have material intersegment sales. Other significant charges consisted of a charge for $23.8 for purchased in-process research and development and a purchase accounting inventory adjustment of $1.0. Both adjustments related to the Groupe Chauvin acquisition. The restructuring reserve adjustment is described in Note D:
Restructuring and Exit Activities and other expense is described in Note F: Other Expense.

                                                 Third Quarter
                                           2000                 1999
                                     Net      Operating      Net      Operating
                                    Sales     Earnings      Sales     Earnings

Vision Care                        $260.6       $60.6      $265.1        $58.2
Pharmaceuticals                      68.7         2.6        74.4         15.1
Surgical                            111.6        10.6       106.8         16.2
                                    440.9        73.8       446.3         89.5
Corporate administration                -       (10.3)          -        (14.1)
Purchase accounting adjustments         -       (24.8)          -            -
Restructuring reserve adjustment        -         2.1           -            -
                                   $440.9       $40.8      $446.3        $75.4

                                                     Nine Months Ended
                                     September 23, 2000      September 25, 1999
                                      Net      Operating      Net      Operating
                                     Sales     Earnings      Sales     Earnings

Vision Care                        $  749.8      $143.0    $  758.9     $139.8
Pharmaceuticals                       206.5        24.5       219.0       48.3
Surgical                              344.3        40.5       311.6       41.0
                                    1,300.6       208.0     1,289.5      229.1
Corporate administration                  -      (39.3)           -      (47.6)
Purchase accounting adjustments           -      (24.8)           -          -
Restructuring reserve adjustment          -         2.1           -          -
Other expense                             -       (8.4)           -          -
                                   $1,300.6      $137.6    $1,289.5     $181.5

NOTE F:    Other Expense

Other expense of $8.4 for the nine months ended September 23, 2000 consists of direct and incremental costs of $3.7 related to the proposed acquisition of Wesley Jessen VisionCare, Inc. and $4.7 related to the settlement of litigation, Both charges were reported in the second quarter.
    Bausch & Lomb commenced a cash tender offer for all of the outstanding shares of Wesley Jessen VisionCare, Inc. for approximately $692 on April 13, 2000. The company subsequently increased the tender offer to $723 on May 9, 2000. On May 30, 2000, the company withdrew its offer to acquire Wesley Jessen due to a competing, and significantly higher, offer by the eye-care unit of Novartis. The direct and incremental costs associated with the proposed combination consist of fees of $3.7 paid to outside legal and financial advisors.
    The litigation settlement is related to a consumer class action lawsuit dating back to 1995 concerning the marketing and labeling of certain of the company's lens care and eye care solutions. While the company continues to believe its previous marketing of these products was appropriate, it chose to settle the matter rather than continue to expend valuable time and resources in multi-year litigation. The settlement was formally approved at a fairness hearing held on September 13, 2000. The charge represents the cost of attorney's fees and the estimated liability for the redemption of coupons to be placed in product packages under the settlement.


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


NOTE H:    Minority Interest

The minority interest in subsidiaries primarily represents the outside partnership interest in Wilmington Partners L.P. (the Partnership). The partnership interests are held by four wholly owned subsidiaries of the company along with an outside partner holding a 22% interest. The Partnership is a separate legal entity from the company, but for financial reporting purposes, assets, liabilities and earnings from the Partnership are included in the company's consolidated financial results. The outside investor's limited partnership interest is recorded as minority interest in the company's consolidated financial statements.


NOTE I:    Acquisition

On August 8, 2000, Bausch & Lomb completed the acquisition of a European-based ophthalmic pharmaceuticals company headquartered in Montpellier, France, and several related companies collectively referred to as Groupe Chauvin, for approximately $213.0 million net of cash acquired and including acquisition costs.
    Groupe Chauvin manufactures and markets prescription and over-the-counter ophthalmic pharmaceutical and surgical products to treat a number of eye conditions, including glaucoma, ocular inflammation, allergies, cataracts and dry eye. Combined, the companies have annual sales of nearly $100 million, employ nearly 800 people, and have operations in France, Germany, the U.K., Switzerland, the Benelux countries, and Portugal. This acquisition makes Bausch & Lomb one of the leading full-line ophthalmic pharmaceutical companies in Europe.
    The acquisition will allow the company to expand its pharmaceuticals presence outside of the U.S. and Germany, and give it a framework to extend the distribution of its current ophthalmic products to a broader geographic base. In addition, the marketing, distribution, regulatory and clinical capabilities gained through the transaction will be attractive to new technology partners and will enable Bausch & Lomb to more rapidly commercialize in Europe innovative products now in development, including those that incorporate Envision TD(TM) technology for treating back-of-the-eye diseases.
    Bausch & Lomb financed the acquisition through the use of a portion of its cash reserves generated offshore. The acquisition is expected to be dilutive to earnings by $.06 to $.07 in each of the next three quarters and turn accretive thereafter, excluding one-time customary purchase accounting adjustments recorded in the third quarter.
    A preliminary valuation of the assets acquired has been completed and in connection with an integration plan will be finalized in the fourth quarter. The acquisition was accounted for as a purchase, whereby the purchase price, including acquisition costs, was allocated to identified assets, including tangible and intangible assets, purchased in-process research and development and liabilities based upon their respective fair values. The company recorded purchased in-process research and development expense of $23.8. The excess of the purchase price over the value of identified assets and liabilities was recorded as goodwill. Identified goodwill and intangibles will be amortized on a straight line basis over lives ranging between twenty and thirty years.


NOTE J:    Other Investments, Short-Term

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, certain investments are classified as available-for-sale. Accordingly, unrealized holding gains and losses, net of taxes, are excluded from income and recognized as a component of accumulated other comprehensive income. Fair value of these investments is determined based on market prices. At the end of the third quarter, the company owned common stock in Charles River Laboratories, Inc. which represents the retention of a minority equity interest from the sale of the Charles River Laboratories business during the prior year, as reported in the company's Form 10-K for the year ended December 25, 1999. The investment was valued at $57 at the end of the third quarter. A resulting unrealized holding gain, net of taxes, of $24 for the quarter was recorded as reflected in Note C: Comprehensive Income. The company is restricted from trading the stock until the beginning of the fiscal year 2001.


NOTE K:    New Accounting Pronouncements

During May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". EITF No. 00-14 addresses the classification of various sales incentives and will be effective for the fourth quarter of 2000. In July 2000, the EITF issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 addresses the income statement classification of amounts charged to customers for shipping and handling and will be effective for the fourth quarter of 2000. The company has determined that the adoption of EITF Issue No. 00-14 and No. 00-10 will have no material effect on its financial position. The company is in the process of determining the potential effect on its statements of income presentation and upon adoption, if necessary, previously issued financial statements may need to be restated to conform to the new presentation.
    In December 1999, the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC delayed the date by which registrants must apply the accounting and disclosures described in SAB No. 101 until the fourth quarter of 2000. Management believes the company's revenue recognition policies comply with the guidance contained in SAB 101 and, therefore, the company's results of operations will not be materially affected.
    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This standard was amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133". SFAS 133 (as amended by SFAS 138) requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. The company will adopt SFAS 133 (as amended by SFAS 138) in the first quarter of 2001 and is still evaluating the effect on the company's financial position.


NOTE L: Subsequent Event

Subsequent to the close of the third quarter, the company announced a new organizational structure intended to more fully realize the operational and commercial synergies that exist among its eye-care product lines, enhance responsiveness to its customers and increase shareholder value. At the core of the company's initiative is the designation of regional managers who will be responsible for the commercial operations of all of the company's businesses within specified markets, and the centralization of the product development and product supply functions. The regional management of commercial operations will enable the company to move key decisions to a level that is closer to the customer. Management of the product development and product supply functions on a company-wide basis is expected to maximize the utilization of resources and expertise across all product lines. The changes will result in the elimination of redundant support functions and overhead, providing the opportunity to achieve significant cost savings. The company has identified approximately $20-30 million in annualized cost savings to be achieved through the elimination of approximately 450 non-manufacturing positions over the next several months, primarily in its North American facilities. The cost of implementing these initiatives is estimated to be $30-35 million primarily severance related to the terminations, and will be recorded as a charge in the fourth quarter.


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the company's results of operations,
liquidity and an updated 2000 outlook.     Discussion of 1999
operating results excludes the discontinued businesses. References within this financial review to earnings per share refer to diluted earnings per share.


CONTINUING OPERATIONS

Net Sales By Business Segment And Geographic Region

Total net sales for the third quarter and nine months ended September 23, 2000 were $440.9 and $1,300.6, respectively. Net sales decreased 1% for the quarter and increased 1% year to date over the prior year. On a constant dollar basis (excluding the effect of foreign currency exchange rates) revenue increased 2% and 3% for the quarter and nine month periods, respectively. Vision care and pharmaceuticals segment revenues decreased as compared to the prior year for both the quarter and year to date. Surgical segment revenue increased both for the quarter and year to date.

Vision Care Segment Revenues

Revenues in this segment were $260.6 for the third quarter of 2000, a decrease of 2% compared to the same period last year. In constant dollars, sales were flat as compared to the same period last year. Contact lenses comprised 50% of revenues, with combined lens care and vision accessories making up the remaining 50% of third quarter revenues. In the third quarter of 1999, this mix was 46% lens and 54% lens care and vision accessories.
    Contact lens revenues increased 6% over the third quarter of 1999, driven by double-digit growth in the company's planned replacement and disposable lenses. These gains were partially offset by declines in older product offerings. Contact lens revenues in the U.S. were up 14%, driven by continued strong growth in sales of SofLens66 toric and PureVision, the company's newer products, and a strong launch of the Bausch & Lomb Two Week lens. Non-U.S. sales of contact lenses grew 2% in the third quarter. Gains in Asia were partially offset by modest declines in European lens revenues primarily due to the continued weakening of the Euro.
    Lens care and vision accessories revenues decreased 8% from the prior-year quarter. U.S. sales of lens care and vision accessories products decreased 13% for the quarter. These declines were driven by market dynamics, where the company's retail customers' reductions in inventory-carrying requirements continued to negatively impact buying patterns. Outside the U.S., lens care and vision accessories revenues were flat for the quarter.
    Year to date, vision care revenues decreased 1% in actual and constant dollars, reflecting the decreased sales for both lens care and vision accessories products offset by the strong performance of the company's new contact lens products.

Pharmaceuticals Segment Revenues

Revenues in this segment were $68.7 for the third quarter, a decrease of 8% from the same period last year. Excluding the impact of currency, revenues were down 1% compared to the third quarter of the prior year. In the U.S., pharmaceutical revenues were down 20% for the quarter and 9% year to date. These results reflect higher sales of Lotemax and Alrex, the company's proprietary ophthalmic anti-inflammatory drops, which were more than offset by revenue declines in the company's lines of generic ear drops and multi-source ophthalmic products, resulting from significantly intensified competitive pricing pressures. Outside the U.S., pharmaceuticals sales were up 20% for the quarter and were flat year to date. These results reflect incremental revenues from the acquisition of Groupe Chauvin. The company's Dr. Mann Pharma subsidiary in Germany had a slight increase in sales over the prior year quarter which was more than offset by the impact of currency exchange rates. For the year to date period, total segment sales were down 6% and 1% in constant dollars.

Surgical Segment Revenues

Revenues from the company's surgical business for the third quarter of 2000 were $111.6, a 4% increase over the same period in 1999. On a year to date basis, total surgical revenues increased 11%. Excluding the impact of currency, revenues increased 9% for the quarter and 14% year to date. Revenues in the U.S. surgical business were flat compared to the prior year third quarter with strong growth in sales of refractive surgery products offset by declines in sales of products for cataract surgery. Year to date revenues in the U.S. increased 6% over the prior year. Outside the U.S., sales grew 11% for the quarter and 18% on a year to date basis. Increased sales of cataract products and products for refractive surgery were partially offset by the weakening Euro and delays in installation of lasers at customers' locations during the third quarter.

Net Sales By Geographic Region

Sales in markets outside the U.S. totaled $217 in the third quarter of 2000, an increase of $11 or 5% compared with the 1999 period, and represented approximately 49% of consolidated revenues in 2000 and 46% in 1999. These amounts include incremental revenue of $8 as a result of the acquisition of Groupe Chauvin in the current quarter. Excluding the impact of currency, revenues increased 12%. Year to date, sales totaled $629, an increase of 5% (9% in constant dollars). Non-U.S. sales as a percentage of consolidated revenues on a year to date basis were 48% as compared to 46% in 1999.
    Third quarter sales in the Asia-Pacific region increased 14% versus 1999. In constant dollars, sales increased by 12%. This increase was primarily due to Japan where revenues were $57 for the quarter, an increase of 21% over 1999 or 17% in constant dollars. Revenues in Europe continued to remain flat versus 1999, but increased 13% on a constant dollar basis.
    U.S. sales totaled $224 in the third quarter, a decrease of $16 or 7% from the comparable period in 1999. For the year, sales decreased $20 or 3% from 1999.

Costs & Expenses and Operating Earnings

Amounts in this section are calculated on a "management basis" and comparisons to 1999 exclude discontinued operations, restructuring charges and asset write-offs, acquisition costs and other non-recurring items.
    The ratio of costs of products sold to sales was 40.2% during the third quarter of 2000, versus 39.5% for the same period of 1999. For the nine-month period, this ratio was 41.5% in 2000 compared to 40.0% in 1999. The majority of the margin decline from the prior year quarter is a result of negative currency trends. Margins have also been impacted by price declines in the U.S. generic pharmaceutical business as a result of intense competitive activity. These trends were largely offset by significantly improved margins in the vision care business, resulting from cost savings that were realized from the company's initiatives to consolidate contact lens manufacturing.
    Selling, administrative and general expenses, including corporate administration, were 39.0% of sales in the third quarter of 2000 compared to 37.6% in 1999, reflecting higher marketing and administrative expenses associated with new product launches in the vision care business. Year to date, these expenses were 39.2% versus 40.3%. The decrease is due to lower administrative expenses in the vision care and pharmaceuticals businesses, respectively.
    Research and development expenses totaled $28 in the third quarter of 2000, an increase of $1 over 1999. This represented 6.4% of sales in 2000, up from 6.0% in 1999. Year to date, the ratio was 6.3% versus 5.6% in 1999. This increase in research and development as a percentage of sales is in line with previous projections and is primarily related to investments to develop the implant technology for treating back of the eye disease.
    Operating earnings for the third quarter of 2000 decreased $12, to $64, a 16% decrease from the prior year period. The quarterly decrease in profitability was driven by price declines in certain pharmaceutical products, higher spending on marketing and advertising on new products, increased spending on research and development and the negative impact of currency. This decrease was mitigated by cost savings from restructuring in the vision care business. Year to date, operating earnings of $169 were down 7% as compared to 1999.

Other Income And Expenses

Income from investments totaled $14 for the third quarter of 2000, an increase of $4 compared to the same period in 1999. Higher average investment balances and interest rates in the current year were the reasons for this increase. Interest expense of $17 decreased $4 compared to the same period in 1999. The lower level of short-term debt due to cash proceeds from divestitures of the sunglass and healthcare businesses in 1999 was the primary driver of this variance. Foreign currency gains of $3 during the third quarter of 2000 increased as compared to the prior year period loss of $2.


LIQUIDITY AND FINANCIAL RESOURCES

Cash Flows From Operating Activities

Cash provided by operating activities was $221 through the third quarter of 2000, compared to $152 for the same 1999 period. For 2000, decreases in inventory and the timing of collections of receivables contributed to the increase. This was partially offset by a decrease in other long-term liabilities. For 1999, tax deferrals associated with the refinancing of Wilmington Partners L.P. and increased profitability contributed to the positive cash flow. This was partially offset by increases in inventory and receivables.

Cash Flows From Investing Activities

Cash used in investing activities was $144 through the third quarter of 2000 versus $1,215 provided by investing activities for the comparable period in 1999. In the current year, cash used to acquire Groupe Chauvin was partially offset by the proceeds from the liquidation of short-term investments. The prior year proceeds were related to divestitures of certain businesses. Capital spending of $61, which decreased $41 compared to the prior year period, is expected to be approximately $100 for 2000.

Cash Flows From Financing Activities

Through the first nine months of 2000, $263 was used in financing activities, primarily to repurchase Common shares. Using the cash generated from the 1999 divestitures, the company repurchased approximately 5,100,000 shares through the third quarter of the current year. The program has reached its completion as all shares authorized have been repurchased. In the comparable 1999 period, $542 was used in financing activities, primarily related to repayment of notes payable and transactions involving Wilmington Partners L.P.

Free Cash Flow

The company strives to maximize its free cash flow, defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases and the acquisition or divestiture of businesses. Free cash flow through the first nine months of 2000 was $101, an improvement of $43 from the prior year period. The increase is due mostly to the operational cash flow factors described above, decreases in expenditures for property, plant and equipment and the proceeds from a patent litigation settlement with Alcon Laboratories as previously reported in the report on Form 10-Q for the quarter ended March 25, 2000. The Cash Flow Statement also reflects changes in asset and liability levels due to the divested eyewear and healthcare businesses in the prior year.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, was $1,027 at the end of the third quarter of 2000, up $3 from year-end 1999 and lower than the September 1999 amount by $101. The ratio of total debt to capital was 49.7% at the end of the third quarter of 2000 compared to 45.3% at the end of 1999 and 47.5% at September 1999. The ratio decreased from September 1999 to December 1999 due to a reduction of debt levels using cash generated from divestitures. The increase from December 1999 to September 2000 is primarily due to a reduction in shareholders' equity that resulted from the share repurchase program.
    Cash and cash equivalents totaled $628 and $951 at the end of the third quarters of 2000 and 1999, respectively, and $827 at the end of 1999. The decrease in cash is primarily due to the acquisition of Groupe Chauvin and the share repurchase program partially offset by the liquidation of a short-term investment.

Access to Financial Markets

The company maintains 364-day bilateral revolving credit agreements totaling $525. The interest rate under these agreements is based on LIBOR, or at the company's option, such other rate as may be agreed upon by the company and the banks. No debt was outstanding under these agreements at September 23, 2000. These facilities will expire during the fourth quarter; the company anticipates replacing these facilities with a new revolving credit agreement. In addition, the company maintains other lines of credit on which it may draw to meet its financing requirements. The company believes its existing credit facilities combined with cash flows from operations provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.
    During the third quarter, Standard & Poor's and Moody's Investor Service downgraded the company's long- and short-term debt. The ratings now stand at BBB- and A3 for Standard & Poor's, and Baa3 and Prime-3 for Moody's Investors Service, for the long-term and short-term debt respectively.

Working Capital

Working capital was $742 and $1,104 at the end of the third quarter of 2000 and 1999, respectively. At year end 1999, working capital was $1,191. The decline since year end 1999 is due primarily to the repurchase of common shares as discussed previously and $197 debt that can be put back to the company by the holder on August 1, 2001. The current ratio was 1.9 and 2.4 at the end of September 2000 and September 1999, respectively, and 2.9 at year end 1999.


OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the third quarters of both 2000 and 1999. The return on average shareholders' equity was 9.5% and 41.4% for the twelve-month periods ended September 23, 2000 and September 25, 1999, respectively. The decrease primarily reflects the gains on divestitures from both the sunglass and healthcare businesses recorded in 1999. Excluding the gain, the return on average shareholders' equity was 8.8% for the comparable period ended September 25, 1999.


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


OUTLOOK

In the vision care segment, the company expects to report fourth quarter revenues that are about even with comparable results in 1999. This reflects the impact to prior guidance of currency rate changes, as well as a somewhat softer fourth quarter for the U.S. contact lens business following a strong third quarter, which benefited from initial placements of Bausch & Lomb Two Week.
    In the pharmaceuticals segment, fourth quarter revenues are expected to be at about the same level as the third quarter. This reflects a continuation of trends noted through the first nine months, including the negative impact of currency as well as intense price competition for several lines of generic pharmaceuticals, offset by incremental revenues generated by the Groupe Chauvin acquisition.
    In the surgical segment, the company expects revenue growth in the mid- to upper single digits in the fourth quarter, down from previous guidance due to the impact of currency, as well as a more cautious view of the near term outlook as the company addresses issues in the cataract business and a more dynamic competitive environment in the U.S. refractive business.
    In total, revenues for 2000 are expected to increase slightly from the prior year in actual dollars and to increase in the mid-single digits in constant dollars. This, as well as the preceding guidance by product segment, assumes that currency rates remain relatively unchanged from the end of the third quarter. Specifically, one Euro was assumed equivalent to $0.85.
    The company expects to incur higher research and development spending in the fourth quarter than it had previously anticipated in order to accelerate the Envision TD program. As a result of this higher spending, combined with the earnings impact of currency rate changes, the company now expects to post fourth quarter earnings per share in the range of $0.73 to $0.75, presuming there is no further deterioration in foreign exchange rates from levels at the end of the third quarter.
    Should the company be successful in accelerating the Envision TD program, obligations to make milestone payments to the development partner could also be accelerated. The impact of any acceleration in such milestone payments has not been factored into the company's revised earnings estimates for the fourth quarter.


INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

When used in this discussion, the words "anticipate," "should," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors affecting the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, the impact of competition, seasonality and general economic conditions in the global vision care and ophthalmic surgical and pharmaceutical markets where the company's businesses compete, changes in global and localized economic and political conditions, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the company's products, legal proceedings initiated by or against the company, changes in government regulation of the company's products and operations, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, difficulties or delays in the development, production, testing, regulatory approval or marketing of products, the successful completion and integration of acquisitions announced by the company, the effect of changes within the company's organization, and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including its 1999 Annual Report on Form 10-K.


PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the acquisition of Groupe Chauvin, the company immediately expensed $23.8, representing amounts for in-process research and development (IPR&D) estimated at fair value using the methodology described below. The expensed IPR&D represented the value of projects that had not yet reached technological feasibility and for which the assets to be used in such projects had no alternative future uses. The company expects that products developed from the acquired IPR&D will begin to generate sales and positive cash flows in the time frames discussed in the following paragraphs. However, development of these technologies remains a risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and competitive threats.
    The following is a more detailed discussion of the purchased in-process research and development associated with this acquisition. The company believes that the assumptions and forecasts used in valuing purchased in-process research and development were reasonable at the time of the business combination. No assurance can be given, however, that future events will transpire as estimated. As such, actual results may vary from the projected results.
    A discounted cash flow analysis was used to estimate the fair value of the IPR&D projects. Successful completion of a project is deemed to occur when the new product or process has been defined and technological feasibility has been objectively demonstrated. The fair values of purchased in-process research and development projects are based on estimates prepared by management. These estimates utilize explicit assumptions about the range of possible estimated cash flows and their respective probabilities to determine the expected cash flow for each project. Under this approach, projected cash flows are developed for each project. The projected cash flows are adjusted for risks prior to being discounted to present value. Risks addressed include completion risk, competitive risk and timing risk.
    IPR&D of $23.8 was allocated to the following projects:
Immobacter ($16.9), Carteol ($3.5), Other Pharmaceutical products ($1.7) and Surgical products ($1.7). Set forth below are descriptions of the acquired IPR&D projects, including their status at the end of September 2000.
   Immobacter - Revenues attributed to Immobacter, a preservative-free multidose delivery system, are expected to be generated by licensing the technology to other manufacturers. Licensing revenues are expected to be $4.1, $9.7 and $12.4 starting in 2004 through 2006. At the acquisition date, costs to complete the R&D efforts were expected to be $1.7. The probability factor and stage of completion used to derive the IPR&D amount were 70.0% and 49.3%, respectively.
    Carteol - Revenues attributed to Carteol Multidose, a glaucoma drug product extension that allows for once a day usage versus the current twice a day, were expected to be $2.8 in 2002, $6.3 in 2003, $6.9 in 2004 and $7.6 in 2005, with the rate of revenue growth then decreasing 5% annually in 2006 to 2010. At the acquisition date, costs to complete the R&D efforts were expected to be $0.9. The probability factor and stage of completion used to derive the IPR&D amount were 95.0% and 76.1%, respectively.
    Other Pharmaceutical Products - Revenues are expected to average approximately $2.7 per annum in 2003-2007. At the acquisition date, costs to complete the R&D efforts were expected to be $1.6. The average probability factor and stage of completion used to derive the IPR&D amount were 75.8% and 74.1%, respectively.
    Other Surgical Products - Revenues attributed to various miscellaneous surgical products, were expected to average $2.5 per annum in 2001-2006. At the acquisition date, costs to complete the R&D efforts were expected to be $1.2. The average probability factor and stage of completion used to derive the IPR&D amount were 70.3% and 47.7%, respectively.


                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         In its 1999 Annual Report on Form 10-K the company discussed a class action pending before a New York Supreme Court alleging that the company misled consumers in the marketing and sale of Sensitive Eyes Rewetting Drops, Boston Rewetting Drops, ReNu Rewetting Drops and Bausch & Lomb Eyewash (the "Products"). As reported in the company's Quarterly Report on Form 10-Q filed on August 7, 2000, on May 8, 2000, the court gave its preliminary approval to a proposed settlement. The settlement was approved at a fairness hearing held on September 13, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risks Due to the divestitures in 1999, the company is in a position in which its floating rate assets exceed its floating rate liabilities. This represents a change in the interest rate exposure as disclosed in Item 7(a) of the company's 10-K. A sensitivity analysis to measure the potential impact that a change in interest rates would have, net of hedging, on the company's net income indicates that a one percentage point decrease in global interest rates would negatively effect financial income by approximately $4.9 million on an annualized basis.

Item 6.  Exhibits and Reports on Form 8-K
(a)      Item 601 Exhibits
         Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

(b)      Reports on Form 8-K.
         A report on Form 8-K announcing that Bausch & Lomb was revising its estimate for revenues and earnings for the second half of 2000 and for fiscal year 2001, attaching copies of a related press release and related remarks of Mr. William M. Carpenter, Chairman and Chief Executive Officer of Bausch & Lomb, was filed by the company on August 24, 2000.




                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              BAUSCH & LOMB INCORPORATED




Date: November 7, 2000        By:    /s/ Robert B. Stiles
                                       Robert B. Stiles
                                    Senior Vice President
                                     and General Counsel




Date: November 7, 2000        By:    /s/ Stephen C. McCluski
                                     Stephen C. McCluski
                                  Senior Vice President and
                                   Chief Financial Officer




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

(4)-c             See Exhibit 3(c).

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

(10)-ee Separation Agreement dated October 9, 2000 between Bausch & Lomb Incorporated and Carl E.
                  Sassano, former President and Chief Operating
                  Officer (filed herewith).

(11)              Statement Regarding Computation of Per Share
                  Earnings (filed herewith).

(27)              Financial Data Schedule (filed herewith).