Form 10-K
period 2000-12-30
BAUSCH & LOMB INC
filed 2001-03-28
CIK 10427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

_____________________
For the fiscal year ended December 30, 2000	Commission file number 1-4105

BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)

NEW YORK	16-0345235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE BAUSCH & LOMB PLACE, ROCHESTER, NEW YORK	14604-2701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone no., including area code: (716) 338-6000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.40 par value	New York Stock Exchange
$194,600,000 6.75% Notes, Due 2004	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         Yes [ X ]                         No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value (based on the consolidated tape closing price on March 1, 2001 of the voting stock held by non-affiliates of the registrant was $2,895,457,582. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and officers. Such interpretation is not intended to be, and should not be construed to be, an admission by Bausch & Lomb Incorporated or such directors or officers that such directors and officers are "affiliates" of Bausch & Lomb Incorporated, as that term is defined under the Securities Act of 1933.

The number of shares of Voting Stock of the registrant, outstanding as of March 1, 2001, was 53,572,268, consisting of 53,116,678 shares of Common stock and 455,590 shares of Class B stock, which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Parts I-IV

Bausch & Lomb Incorporated Proxy Statement dated March 23, 2001 ("Proxy Statement"). With the exception of the pages of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.

PART I
ITEM 1. BUSINESS

(a)        GENERAL DEVELOPMENT OF BUSINESS

Bausch & Lomb Incorporated is a world leader in the development, manufacture and marketing of healthcare products for the eye.

Bausch & Lomb was incorporated in the State of New York in 1908 to carry on a business which was established in 1853. Its principal executive offices are located in Rochester, New York. Unless the context indicates otherwise, the terms " Bausch & Lomb" and "company" as used herein refer to Bausch & Lomb Incorporated and its consolidated subsidiaries. Highlights of the general development of the business of Bausch & Lomb during 2000 are discussed below. Per share amounts in the remainder of this section reflect December 2000 year-to-date diluted average shares outstanding.

Revenues from continuing operations for the year ended December 30, 2000 were $1,772.4 million, an increase of $8.1 million from 1999. Net earnings for 2000 amounted to $83.4 million, or $1.52 per share, compared to 1999 net earnings of $444.8 million, or $7.59 per share. Results from 2000 include an extraordinary gain on the early retirement of debt of $1.4 million or $.03 per share. Income from continuing operations was $82.0 million or $1.49 per share. Results for 1999 include a net after-tax gain on divestitures of $308.1 million or $5.26 per share. Income from continuing operations was $102.7 million or $1.75 per share in 1999.

In August 2000, the company purchased Groupe Chauvin, a collection of related ophthalmic pharmaceuticals companies based in France. Groupe Chauvin manufactured and marketed both prescription and over-the-counter pharmaceutical and surgical products to treat a number of eye conditions including glaucoma, ocular inflammation, allergies, cataracts, and dry eye. They have operations in France, Germany, the U.K., Switzerland, the Benelux countries, and Portugal. In connection with the acquisition of Groupe Chauvin, the company immediately expensed $24 million for in-process research and development. This amount represented the value of projects that had not reached technological feasibility and for which the assets to be used had no alternative future use.

In September 2000, the company acquired Woehlk Contact Lens GmbH from the German based Carl Zeiss. Woehlk manufactures and sells soft and rigid gas permeable contact lenses, and is a distributor of contact lens solutions.

A pre-tax charge of $43 million was recorded during the fourth quarter of 2000 for restructuring and asset write-offs related to the first phase of the company's reorganization along a regional management structure. The restructuring plan will be implemented in two phases due to the anticipated timing of communication to employees and overall implementation schedule. The after-tax impact of this charge was $29 million or $0.51 per share. Management anticipates recording approximately $10 million of additional reserve for the second phase of the restructuring program in the first half of 2001.

A pre-tax charge of $57 million was recorded in the fourth quarter of 1999 as part of a program to consolidate contact lens manufacturing and accelerate global administrative savings. Most of these costs are associated with employee severance payments and capital equipment write-offs. All actions associated with this reserve were completed in 2000 and the remaining net amount of $9 million was reversed.

In February 2001, the company reached a settlement agreement in connection with an action pending in the United States District Court for the Middle District of Florida filed in June 1994 by the Florida Attorney General. The litigation subsequently included claims by the attorneys general for 31 other states and a nationwide class of consumers claiming that the company's long-standing policy of selling contact lenses only to licensed professionals was adopted in conspiracy with others to eliminate alternative channels of trade. In settling these matters, the company has admitted no liability. The settlement expense is reflected as a $15 million charge recorded in the fourth quarter of 2000.

(b)        FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Information concerning sales, operating earnings and assets attributable to each of the company's operating segments is set forth on pages A1-A5 and A24-A25 of Exhibit A to the Proxy and is incorporated herein by reference.

(c)        NARRATIVE DESCRIPTION OF BUSINESS

Operating Segments - Bausch & Lomb's operations are reported in three segments: vision care, pharmaceuticals, and surgical. Below is a description of each segment to the extent that it is material to an understanding of the company's operations. Information concerning sales by segment is set forth on pages A3-A5 of Exhibit A to the Proxy and is incorporated herein by reference.

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

Suppliers and Customers - Materials and components in all three of the company's segments are purchased from a wide variety of suppliers; the loss of any one supplier would not adversely affect the company's business to a significant extent. No material part of the company's business, taken as a whole, is dependent upon a single or a few customers. However, in the vision care segment approximately 8% of segment sales are attributable to Wal-Mart controlled retail outlets.

Patents, Trademarks and Licenses - While in the aggregate the company's patents are of material importance to its businesses taken as a whole, no single patent or patent license or group of patent licenses relating to any particular product or process is material to any industry segment. The company actively pursues technology development and acquisition as a means to enhance its competitive position in its business segments.

In the vision care segment, the company has developed significant consumer and eye care professional recognition of products sold under the Bausch & Lomb, ReNu, ReNu MultiPlus, Sensitive Eyes, Medalist, Boston , Optima FW, SofLens, PureVision and Opcon-A trademarks. Bausch & Lomb, Dr. Mann Pharma, Chauvin, Laboratoire Chauvin and Ocuvite are trademarks receiving substantial consumer recognition in the pharmaceuticals segment. Storz Millennium, Technolas, Hydroview, Vitrasert, Hansatome,Orbscan and Zyoptix are trademarks receiving substantial professional recognition in the surgical segment.

Seasonality and Working Capital - The nature of the products sold is not significantly impacted by seasonality issues. In general, the working capital requirements in each of the company's segments are typical of those businesses.

Competition and Markets - Products in each of the company's segments are marketed throughout the world. Each segment is highly competitive in both U.S. and non-U.S. markets. In all of its segments, the company competes on the basis of product performance, quality, technology, price, service, warranty and reliability.

Research and Development - Research and development constitutes an important part of the company's activities. In 2000, the company's research and development expenditures included in continuing operations totaled $122 million, as compared to $98 million in 1999 and $77 million in 1998.

Government Regulation - The company's products are subject to regulation by governmental authorities in the United States and other markets. These authorities, including the Food and Drug Administration (FDA) in the United States, generally require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacturing of products, as well as product labeling and marketing. In most cases, significant amounts of time and money must be spent to bring a new product to market in compliance with these regulations. The regulation of pharmaceutical products and medical devices, both in the United States and in other markets, has historically been subject to change.

Environment - Although the company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 2000 and are not anticipated to be material for 2001 or 2002.

Number of Employees - The company employed approximately 12,400 persons as of March 1, 2001.

(d)        FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Information as to sales and long-lived assets attributable to U.S. and non-U.S. geographic regions is set forth on pages A5-A6 and page A26 of Exhibit A to the Proxy and is incorporated herein by reference.

ITEM 2. PROPERTIES

The principal physical properties (and their primary functions) of the company at March 1, 2001 are listed below. Except where otherwise indicated by footnote, all properties shown are held in fee and are not subject to major encumbrances. The company considers that its facilities are suitable and adequate for the operations involved. All facilities are being productively utilized.
	Manufacturing	R&D	Warehouse/ Distribution	Sales/Administration/ Office
Rochester, NY (Optics Center)(1)	X	X		X
Greenville, SC (2)	X		X	X
Waterford, Ireland (1)	X		X	X
Milan, Italy (2)	X		X	X
Beijing, China	X		X	X
Hoofdoorp, Netherlands (1)			X	X
Livingston, Scotland (1)	X		X	X
Tokyo, Japan (1)			X	X
Sarasota, FL	X			X
Lynchburg, VA (1)			X	X
Wilmington, MA (1)	X			X
Kingston Upon Thames, UK				X
Taikoo Shing Hong Kong (1)				X
Fanling, Hong Kong (1)			X
Umsong-Gun(Seoul), Korea (2)	X			X
Madrid, Spain	X		X	X
North Ryde, Australia (1)			X	X
Gauteng, South Africa (1)			X	X
Mississauga, Canada (1)			X	X
Rudolstadt, Germany	X		X
Schonkirchen, Germany	X		X	X
Lyon, France (1)			X	X
Montpellier, France (2)		X		X
Schiphol, Netherlands (1)			X	X
Aubenas, France (2)	X			X
Porto Alegre, Brazil	X		X	X
Tampa, FL (2)	X	X	X	X
Romford, UK (1)	X		X	X
Berlin, Germany	X	X	X	X
St. Louis, MO (2)	X	X	X	X
Clearwater, FL	X
Earth City, MO (1)			X
Claremont, CA (1)				X
Irvine, CA (1)	X	X		X
Manchester, MO	X
Munich, Germany (1)	X	X	X	X
Heidelberg, Germany (1)	X		X	X
Salt Lake City, UT (1)		X		X
Miami, FL (1)	X
Rochester, NY (Headquarters) (1)				X

(1)    Leased space

(2)    Includes both owned and leased properties.

ITEM 3. LEGAL PROCEEDINGS

In several actions, the company has defended its long-standing policy of selling contact lenses only to licensed professionals against claims that it was adopted in conspiracy with others to eliminate alternate channels of trade from the disposable contact lens market. These matters include (i) a consolidated action in the United States District Court for the Middle District of Florida filed in June 1994 by the Florida Attorney General, and now includes claims by the attorneys general for 21 other states, and (ii) individual actions pending in California and Tennessee state courts. The company has defended its policy as a lawfully adopted means of ensuring effective distribution of its products and safeguarding consumers' health. On February 20, 2001, the company announced that, without admitting any wrongdoing, it had agreed to settle these lawsuits. The settlement, which provides for a combination of consumer rebates, free samples and cash payments to cover the costs of the lawsuit is subject to preliminary and final approval by the court in Florida.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR BAUSCH & LOMB INCORPORATED'S COMMON
STOCK AND RELATED SHAREHOLDER MATTERS

The section entitled "Dividends" on page A10 and the tables entitled "Quarterly Stock Prices" and "Selected Financial Data" on pages A35-A36 of Exhibit A to the Proxy are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The table entitled "Selected Financial Data" on page A36 of Exhibit A to the Proxy is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled "Financial Review" on pages A1-A12 of Exhibit A to the Proxy is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The section entitled "Market Risk" on page A10 of Exhibit A to the Proxy is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto, together with the section entitled "Report of Independent Accountants" on pages A13-A36 and A38 of Exhibit A of the Proxy, respectively, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF
BAUSCH & LOMB INCORPORATED

Information with respect to directors is included in the Proxy Statement on pages 2-9 and such information is incorporated herein by reference. Set forth below are the names, ages (as of March 1, 2001), positions and offices held by, and a brief account of the business experience during the past five years of, each executive officer.

Name and Age	Position
William M. Carpenter (48)	Chairman and Chief Executive Officer since 1999; Chief Executive Officer (1997-1998); President and Chief Operating Officer (1995-1996).
Gary Aron (58)

Senior Vice President, Research, Development & Engineering since October 2000; Vice President, Global Scientific Affairs, Vision Care/Surgical (1998-2000); Vice President, Global Scientific Affairs, Vision Care (1997); Vice President, Global Research & Development, Personal Products Division (1996); Vice President, Research & Development, Personal Products Division (1994-1996).

Dwain L. Hahs (48)

Senior Vice President, Global Supply Chain Management since October 2000; Senior Vice President and President, Global Vision Care (November 1999-October 2000); Special Assistant to the President (October 1999-November 1999); President, Ray Ban Sun Optics, Luxottica Group SpA (June 1999-September 1999); Executive Vice President and President - Eyewear (April 1997-June 1999); Senior Vice President, International Operations (1996-1997); Vice President and President Europe, Middle East and Africa Division (1994-1996).

John Loughlin (50)

Senior Vice President and President Asia Region since October 2000; Corporate Vice President and President, Asia Region (1999); President, North Asia Division (1996-1999); Senior Vice President, Asia Pacific Division (1995-1996).

Stephen C. McCluski (48)	Senior Vice President and Chief Financial Officer since 1995.
Mark Sieczkarek (46)

Senior Vice President and President, Europe, Middle East, and Africa Region since October 2000; Vice President and President, Europe, Middle East, and Africa Region (1999-2000); Vice President Finance, IM&T-Surgical and acting President, European Region-Surgical (1998-1999); Vice President, Corporate Development (1997-1998); Vice President and Controller - Personal Products Division (1995-1997).

Robert B. Stiles (51)	Senior Vice President and General Counsel since 1997; Staff Vice President and Assistant General Counsel (1994-1997).
Alan H. Farnsworth (48)	Corporate Vice President, Pharmaceuticals/Europe since October 2000; Vice President, Corporate Development (1997); Staff Vice President, Corporate Development (1995-1996).
Jurij Z. Kushner (50)	Corporate Vice President, Controller since 1995.
Marie L. Smith (43)

Corporate Vice President and Chief Information Officer since October 2000; Senior Vice President, Information Technology, Kellogg Company (1999-2000); Vice President, Information Services North America, Kellogg Company (1997-1999); Director, Information Services Europe, Kellogg Company (1995-1997).

Ian J. Watkins (39)

Corporate Vice President, Human Resources since November 2000; Vice President, Human Resources, Europe, Middle East and Africa Region (1997-2000); Director Human Resources, Corporate Staff (1996-1997); Director Human Resources & Operations, United Kingdom (1995-1996).

All officers serve on a year-to-year basis through the day of the annual meeting of shareholders of the company, and there is no arrangement or understanding among any of the officers of the company and any other persons pursuant to which such officer was selected as an officer.

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation" , "Report of the Committee on Management", "Compensation Tables" and "Defined Benefit Retirement Plans", the second paragraph of the section entitled "Board of Directors", the graph entitled "Comparison of Five-Year Cumulative Total Shareholder Return" and the second paragraph of the section entitled "Related Transactions, Employment Contracts and Termination of Employment and Change in Control Arrangements" included in the Proxy Statement on pages 9-12, 13-15, 16-17, 2, 16 and 17-18 respectively, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The section entitled "Security Ownership of Certain Beneficial Owners and Directors and Executive Officers" in the Proxy Statement on pages 7-9 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The first paragraph of the section entitled "Related Transactions, Employment Contracts and Termination of Employment and Change in Control Arrangements" on pages 17-18 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

The following documents or the portions thereof indicated are filed as a part of this report.
(a)	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS.

1.	Data Data incorporated by reference in Item 8 from Exhibit A to the Proxy	Page in the Proxy
	Report of Independent Accountants	A38
	Balance Sheets at December 30, 2000 and December 25, 1999	A14
For the years ended December 30, 2000, December 25, 1999 and December 26, 1998:
	Statements of Income	A13
	Statements of Cash Flow	A15
	Statements of Changes in Shareholder's Equity	A16
	Notes to Financial Statements	A17-A36
2.	Filed herewith
	Report of Independent Accountants on Financial Statement Schedule	Exhibit 23
For the years ended December 30, 2000, December 25, 1999 and December 26, 1998:
	SCHEDULE II-Valuation and Qualifying Accounts	Page 12

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
(b)	REPORTS ON FORM 8-K
No 8-K reports were filed with the SEC during the fourth quarter of 2000.
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
BAUSCH & LOMB INCORPORATED
Date: March 28, 2001	By: /s/
William M. Carpenter Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Principal Executive Officer
Date: March 28, 2001	By: /s/
William M. Carpenter Chairman and Chief Executive Officer
Principal Financial Officer
Date: March 28, 2001	By: /s/
Stephen C. McCluski Senior Vice President and Chief Financial Officer
Controller
Date: March 28, 2001	By: /s/
Jurij Z. Kushner Vice President and Controller
Directors
Franklin E. Agnew William M. Carpenter Domenico De Sole Jonathan S. Linen Ruth R. McMullin John R. Purcell Linda Johnson Rice Alvin W. Trivelpiece William H. Waltrip Kenneth L. Wolfe
Date: March 28, 2001	By: /s/
Robert B. Stiles Attorney-in-Fact

Bausch & Lomb Incorporated

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Reserves for Doubtful Accounts (In millions)	December 30, 2000	December 25, 1999	December 26, 1998
Balance at beginning of year	$ 19.6	$ 26.8	$ 14.0
Activity for the year:
Provision charged to income [1]	8.0	9.6	9.3
Currency	(1.3)	(0.5)	(0.7)
Additions/(reductions) resulting from acquisition/(divestiture) activity	1.5	(7.2)	9.9
Accounts written off	(5.8)	(10.7)	(5.8)
Recoveries on accounts previously written off	2.9	1.6	0.1
Balance at end of year	$ 24.9	$ 19.6	$ 26.8

1.    Currency effects previously included in provision charged to income. Previously reported values are as follows:
        (1999: 9.1, 1998: 8.6)

EXHIBIT INDEX
S-K Item 601 No.	Document
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

(10)-c

Amended and Restated Supplemental Retirement Income Plan II (filed as Exhibit (10)-f to the company's Annual Report on Form 10K for the fiscal year ended December 29, 1990, File No. 1-4105, and incorporated herein by reference) .

(10)-d	Amended and Restated Supplemental Retirement Income Plan III, dated December 31, 2000 (filed herewith).
(10)-e	The 1982 Stock Incentive Plan (filed as Exhibit III-F to the company's Annual Report on Form 10-K for the fiscal year ended December 26, 1982, File No. 1-4105, and incorporated herein by reference).
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

(10)-l

Amended and restated Executive Deferred Compensation Plan (filed as Exhibit (10)-cc to the company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-4105, and incorporated herein by reference) .

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

(10)-r	Management Incentive Compensation Plan (filed as Exhibit (10)-b to the company's Form 10-Q for the quarter ended June 27, 1998, File No. 1-4105, and incorporated herein by reference).
(10)-s

LTI Deferred Compensation Plan, as amended, effective December 8, 1998 (filed as Exhibit (10)-v to the company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 1-4105, and incorporated herein by reference).

(10)-t

Amended and restated 1990 Stock Incentive Plan (filed as Exhibit (10)-u to the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-4105, and incorporated herein by reference).

(10)-u

Amendment to the Director Deferred Compensation Plan (filed as Exhibit (10)-v to the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-4105, and incorporated herein by reference).

(10)-v

Amendment to the Executive Deferred Compensation Plan (filed as Exhibit (10)-w to the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-4105, and incorporated herein by reference).

(10)-w

Amendment to the LTI Deferred Compensation Plan (filed as Exhibit (10)-x to the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-4105, and incorporated herein by reference).

(10)-x

Purchase Agreement between Bausch & Lomb Incorporated and Luxottica Group, S.p.A. dated April 28, 1999 (filed as Exhibit 2(a) to the company's Current Report on 8-K, dated July 12, 1999, File No. 1-4105, and incorporated herein by reference).

(10)-y

Letter Agreement between Bausch & Lomb Incorporated and Luxottica Group S.p.A. dated June 25, 1999 (filed as Exhibit 2(b) to the company's Current Report on Form 8-K, dated July 12, 1999, File No. 1-4105, and incorporated herein by reference).

(10)-z

Separation Agreement dated October 9, 2000 between Bausch & Lomb Incorporated and Carl E. Sassano, former President and Chief Operating Officer (filed as Exhibit 10-ee to the company's Form 10-Q for the quarter ended September 23, 2000, File No. 1-4105, and incorporated herein by reference).

(10)-aa

Recapitalization Agreement among Bausch & Lomb Incorporated, Endosafe, Inc., CRL Holdings, Inc., Charles River Laboratories, Inc., Charles River Spafas, Inc., Bausch & Lomb International, Inc., Wilmington Partners, L. P., Bausch & Lomb Canada, Inc., CRL Acquisition LLC and DLJ Merchant Banking Partners II, L. P. dated as of July 25, 1999, (filed as Exhibit 2(a) to the company's Current Report on Form 8-K, dated October 13, 1999, File No. 1-4105, and incorporated herein by reference)

(10)-bb

Amendment No. 1 to Recapitalization Agreement dated as of September 29, 1999 by and among Bausch & Lomb Incorporated and CRL Acquisition LLC (filed as Exhibit 2(b) to the company's Current Report on Form 8-K, dated October 13, 1999, File No. 1-4105, and incorporated herein by reference).

(10)-cc

Investors' Agreement dated as of September 29, 1999 among CRL Holdings, Inc. and the several Stockholders from time to time parties hereto (filed as Exhibit 2(c) to the company's Current Report on Form 8-K, dated October 13, 1999, File No. 1-4105, and incorporated herein by reference).

(10)-dd	Master Terms and Conditions for Forward Equity Acquisition Transactions between Citibank, N.A. and Bausch & Lomb Incorporated, dated as of November 22, 2000 (filed herewith).
(10)-ee

Three-Year Credit Agreement, dated as of January 19, 2001, among Bausch & Lomb Incorporated and the initial lenders named therein and Citibank, N.A. and Salomon Smith Barney Inc. and Fleet National Bank and the Chase Manhattan Bank (filed herewith).

(11)	Statement Regarding Computation of Per Share Earnings (The section entitled "Earnings Per Share" on page 28 of the 1999 Annual Report is incorporated herein by reference).
(12)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(13)

The Bausch & Lomb 2000 Annual Report to Shareholders for the fiscal year ended December 30, 2000 (filed herewith). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as a part of this Report on Form 10-K.

(21)	Subsidiaries (filed herewith).
(23)	Report of Independent Accountants on Financial Statement Schedule and Consent of Independent Accountants (filed herewith).
(24)	Power of attorney with respect to the signatures of directors in this Report on Form 10-K (filed herewith).