Form 10-Q
period 2001-03-31
BAUSCH & LOMB INC
filed 2001-05-14
CIK 10427

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File
March 31, 2001	Number: 1-4105

BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)

New York	16-0345235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares of Common stock of the registrant outstanding as of March 31, 2001 was 53,624,276, consisting of 53,099,851 shares of Common stock and 524,425 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

The accompanying unaudited interim consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries have been prepared by the company in accordance with the accounting policies stated in the company's 2000 Annual Report on Form 10-K and should be read in conjunction with the Notes To Financial Statements appearing therein, and are based in part on approximations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles have been included in these unaudited interim consolidated financial statements. Certain prior year balances have been reclassified to conform to the current year presentation.

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF (LOSS) INCOME
	First Quarter Ended
Dollar Amounts In Millions - Except Per Share Data	March 31, 2001	March 25, 2000

Net Sales	$ 412.2	$ 408.9

Costs And Expenses
Cost of products sold	188.0	182.2
Selling, administrative and general	179.0	164.7
Research and development	29.8	25.2
Restructuring charges and asset write-offs	16.9	-
	413.7	372.1

Operating (Loss) Income	(1.5)	36.8

Other (Income) Expense
Interest and investment income	(14.8)	(15.6)
Interest expense	18.2	17.3
Gain from foreign currency, net	(6.6)	(5.0)
Other income	-	(23.6)
	(3.2)	(26.9)

Income Before Income Taxes And Minority Interest	1.7	63.7
(Benefit from) provision for income taxes	(0.5)	22.6

Income Before Minority Interest	2.2	41.1
Minority interest in subsidiaries	3.5	2.0

(Loss) Income from Continuing Operations	(1.3)	39.1
Gain from change in accounting principle, net of taxes	0.3	-

Net (Loss) Income	$ (1.0)	$ 39.1

Basic (Loss) Earnings Per Share:
Continuing Operations	$ (0.02)	$ 0.69
Gain from change in accounting principle, net of taxes	0.00	-
	$ (0.02)	$ 0.69
Average shares outstanding - basic (000s)	53,499	56,692

Diluted (Loss) Earnings Per Share:
Continuing Operations	$ (0.02)	$ 0.68
Gain from change in accounting principle, net of taxes	0.00	-
	$ (0.02)	$ 0.68
Average shares outstanding - diluted (000s)	53,499	57,538
See Notes to Financial Statements
BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES BALANCE SHEET
Dollar Amounts In Millions	March 31, 2001	December 30, 2000
ASSETS
Current Assets
Cash and cash equivalents	$ 776.2	$ 660.3
Other investments, short-term	47.0	167.4
Trade receivables, less allowances of $26.3 and $24.9, respectively	366.7	417.2
Inventories, net	244.9	247.7
Deferred tax asset	153.1	153.4
Other current assets	165.7	153.1
	1,753.6	1,799.1

Property, Plant And Equipment, net	486.8	494.8
Goodwill And Other Intangibles,
less accumulated amortization of $182.7 and $171.1, respectively	802.4	815.7
Investments And Other Assets	133.4	129.7
Total Assets	$3,176.2	$3,239.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$ 331.4	$ 354.4
Federal, state and foreign income taxes payable	81.1	69.4
Accounts payable	93.8	70.0
Accrued compensation	68.0	79.7
Notes payable	20.5	32.6
Current portion of long-term debt	188.3	202.6
	783.1	808.7

Long-Term Debt, less current portion	778.8	763.1
Deferred Income Taxes	282.6	313.0
Other Long-Term Liabilities	92.4	98.1
Minority Interest	217.1	217.0
Total Liabilities	2,154.0	2,199.9

Shareholders' Equity
4% Cumulative Preferred stock	-	-
Class A Preferred stock	-	-
Common stock, par value $0.40 per share,
60,198,322 shares issued	24.1	24.1
Class B stock, par value $0.08 per share,
631,659 and 596,349 shares issued, respectively	-	-
Capital in excess of par value	96.5	94.0
Common and Class B stock in treasury,
at cost, 7,205,705 and 7,321,559 shares, respectively	(365.9)	(370.8)
Retained earnings	1,281.0	1,295.9
Accumulated other comprehensive income	(4.8)	2.1
Other shareholders' equity	(8.7)	(5.9)
Total Shareholders' Equity	1,022.2	1,039.4
Total Liabilities And Shareholders' Equity	$3,176.2	$3,239.3

See Notes To Financial Statements
BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENT OF CASH FLOWS
	Three Months Ended
Dollar Amounts In Millions	March 31, 2001	March 25, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ (1.0)	$ 39.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	27.0	22.0
Amortization	11.6	9.9
Restructuring and asset write-offs	16.9	-
Change in deferred income taxes	(27.6)	1.7
(Gain) / Loss on retirement of fixed assets	(4.8)	5.2
Changes in assets and liabilities:
Trade receivables	48.7	25.0
Inventories	(3.3)	6.9
Other current assets	(13.0)	(39.3)
Accounts payable and accruals	12.9	(5.5)
Income taxes payable	12.5	5.2
Other long-term liabilities	(4.1)	(3.7)
Net cash provided by operating activities	75.8	66.5

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20.2)	(15.1)
Net cash paid for acquisition of businesses	(8.7)	-
Proceeds from liquidation of other investments	97.3	125.0
Other	(7.1)	(19.5)
Net cash provided by investing activities	61.3	90.4

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of Common and Class B shares	(0.4)	(242.6)
Exercise of stock options	3.5	8.7
Net repayments of notes payable	(1.0)	(7.9)
Net proceeds from long-term debt	2.0	(0.1)
Payment of dividends	(14.0)	(15.0)
Net cash used in financing activities	(9.9)	(256.9)
Effect of exchange rate changes on cash and cash equivalents	(11.3)	(3.3)

Net increase (decrease) in cash and cash equivalents	115.9	(103.3)
Cash and cash equivalents - beginning of period	660.3	827.1

Cash and cash equivalents - end of period	$776.2	$723.8

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 26.1	$ 23.6
Income taxes	$ 29.2	$ 19.8
See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

NOTE A:    Inventories
Inventories consisted of the following:
	March 31,	December 30,
	2001	2000
Raw materials and supplies	$ 57.1	$ 57.5
Work in process	27.9	28.0
Finished products	159.9	162.2
	$ 244.9	$ 247.7

NOTE B:    Property, Plant and Equipment
Major classes of property, plant and equipment consisted of the following:
	March 31,	December 30,
	2001	2000
Machinery and equipment	$ 811.9	$ 795.8
Buildings	221.9	224.4
Leasehold improvements	27.2	30.1
Land	14.5	13.8
	1,075.5	1,064.1

Less: Accumulated depreciation	(588.7)	(569.3)
	$ 486.8	$ 494.8

NOTE C:    Comprehensive Income
The following table summarizes components of comprehensive income for the quarters ended:

	March 31, 2001			March 25, 2000
	Pre-tax amount	Tax (Expense) benefit	Net-of-tax amount	Pre-tax amount	Tax (Expense) benefit	Net-of-tax amount
Foreign currency translation adjustments	$ 3.6	-	$ 3.6	$(14.6)	-	$(14.6)
Transition adjustment	(1.8)	0.6	(1.2)	-	-	-
Net gain on cash flow hedges	1.1	(0.3)	0.8	-	-	-
Reclassification adjustment into earnings for net gain on cash flow hedges	(0.1)	-	(0.1)	-	-	-
Unrealized holding loss on available for sale securities	(11.1)	4.6	(6.5)	-	-	-
Reclassification adjustment for net gains realized in net earnings	(5.4)	1.9	(3.5)	-	-	-
Other comprehensive loss	$(13.7)	6.8	(6.9)	$(14.6)	-	(14.6)
Net (loss) income			(1.0)			39.1
Total comprehensive (loss) income			$ (7.9)			$24.5

NOTE D:    Restructuring and Exit Activities

2000 Program

In December 2000, the company's board of directors approved a comprehensive restructuring plan that would facilitate the company's realignment as an integrated operating company with centralized management of R&D and supply chain operations and with commercial operations managed on a regional basis. The restructuring plan was implemented in two phases due to the anticipated timing of communication to employees and overall implementation schedule. As a result, a pre-tax amount of $42.7 was recorded during the fourth quarter of 2000 for Phase I of the restructuring and for asset write-offs. During the first quarter of 2001 a pre-tax amount of $16.9 was recorded for Phase II of the restructuring and additional asset write-offs.
     The following table summarizes the activity for the 2000 program:
	Severance and all other expenses	Asset write-offs	Total

Net charge during 2000	$22.3	$20.4	$42.7
Asset write-offs during 2000	-	(20.4)	(20.4)
Cash payments during 2000	(0.7)	-	(0.7)
Remaining reserve at December 30, 2000	$21.6	$ -	$21.6

Net charge during 2001	$10.4	$ 6.5	$16.9
Asset write-offs during 2001	-	(6.5)	(6.5)
Cash payments during 2001	(5.1)	-	(5.1)
Remaining reserve at March 31, 2001	$26.9	$ -	$26.9

     The restructuring actions will result in the termination of approximately 800 employees in Phase I and Phase II combined. As of March 31, 2001, 383 employees have been terminated under this restructuring plan with $5.8 of related costs being charged against the liability. The majority of the outflows are expected to occur in the second and third quarters of 2001. Actions in this restructuring plan are expected to be completed by the end of 2001.
     In addition to employee terminations, the above actions resulted in $20.4 of asset write-offs for machinery and equipment ($11.1), facilities ($6.9) and abandoned software ($2.4). The disposition and/or decommissioning of these assets occurred in the fourth quarter of 2000. During 2001 the company wrote off its $6.5 investment in a business-to-business e-commerce venture for the vision care industry.

Accrual for Acquisition Related Exit Activities

As part of the integration of Groupe Chauvin, management developed a plan that included the shutdown of duplicate facilities in Europe and the consolidation of certain functional areas. The exit activities were committed to by management and formally communicated to the affected employees during the fourth quarter of 2000 and the first quarter of 2001. The major components of the accrual were as follows:

	Employee Severance	Other	Total

Acquisition accrual	$ 2.6	$ 0.4	$ 3.0
Cash payments during 2000	(0.3)	-	(0.3)
Remaining reserve at December 30, 2000	$ 2.3	$ 0.4	$ 2.7

Cash payments during 2001	$(1.5)	$ -	$(1.5)
Additional accrual	6.3	0.1	6.4
Remaining reserve at March 31, 2001	$ 7.1	$ 0.5	$ 7.6

The acquisition accrual at December 30, 2000 related to the cost of terminating approximately 64 employees in R&D, selling and administration. The other costs represented leasehold and vehicle lease termination payments. As of the quarter ended March 31, 2001, 39 employees had been terminated. Closures and consolidations began in 2000 and are expected to be completed in 2001.
     An additional accrual was recorded for the quarter ended March 31, 2001, resulting in an adjustment to goodwill representing additional closures and consolidations of functions and locations to occur primarily in the second quarter of 2001 and to be completed by December of 2001. It is anticipated that approximately 90 employees will be terminated, primarily in the areas of R&D and administration.

NOTE E:    Business Segment Information

In the prior year, the company announced a reorganization from a product line structure to a regionally based management structure for commercial operations. The research and development and product supply functions were also realigned and are managed on a global basis. The change in the structure was effective on January 1, 2001. The company's segments are comprised of the Americas Region, the Europe, Middle East and Africa region, the Asia region, the Research, Development and Engineering organization and the Global Supply Chain organization.
     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. The accounting policies used to generate segment results are the same as the company's overall accounting policies. Inter-segment sales were $131.2 for the quarter ended March 31, 2001.
     The following table presents sales and operating earnings by business segment for the quarters ended March 31, 2001 and March 25, 2000. The prior year has been restated to conform to the new management reporting structure. The restructuring reserve adjustment is described in Note D: Restructuring and Exit Activities.
	First Quarter
	2001		2000
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

Americas	$197.7	$ 45.1	$226.9	$ 77.6
Europe, Middle East and Africa	145.1	25.7	109.3	16.8
Asia	69.4	9.1	72.7	11.2
Research, Development & Engineering	-	(35.4)	-	(28.9)
Global Supply Chain	-	(17.8)	-	(24.8)
	412.2	26.7	408.9	51.9
Corporate administration	-	(11.3)	-	(15.1)
Restructuring reserve and asset write-offs	-	(16.9)	-	-
	$412.2	$ (1.5)	$408.9	$ 36.8

NOTE F:    Minority Interest

The minority interest in subsidiaries primarily represents the outside partnership interest in Wilmington Partners L.P., (the Partnership). The remaining partnership interests are held by four wholly owned subsidiaries of the company along with an outside partner with a 22% interest. The Partnership is a separate legal entity from the company, but for financial reporting purposes, assets, liabilities and earnings from the Partnership are included in the company's consolidated financial results. The outside investor's limited partnership interest is recorded as minority interest in the company's consolidated financial statements.

NOTE G:    Acquisition

On August 8, 2000, Bausch & Lomb completed the acquisition of Groupe Chauvin, a European-based ophthalmic pharmaceuticals company headquartered in Montpellier, France, and several related companies, for a total of approximately $218.0 net of cash acquired. The privately-held companies combined have historically generated sales of nearly $100, employ nearly 800 people, and have operations in France, Germany, the U.K., Switzerland, the Benelux countries, and Portugal. Bausch & Lomb financed the acquisition through the use of cash reserves generated offshore.
     The acquisition was accounted for as a purchase, whereby the purchase price, including acquisition costs, was allocated to identified assets, including tangible and intangible assets, purchased in process research and development (IPR&D) and liabilities based upon their respective fair values. The excess of the purchase price over the value of identified assets and liabilities has been recorded as goodwill and is being amortized on a straight-line basis over twenty-five years.
     The useful lives of identifiable intangibles and goodwill were determined based upon an evaluation of pertinent factors, including consideration of legal, regulatory and contractual provisions which could limit the maximum useful life and management's judgement and in some instances, the reports of independent appraisers. After the evaluation of these factors identified previously, it was determined that the associated goodwill related explicitly to the earnings potential of the business and that the future periods to benefit from these earnings were closely associated with the acquired physician information, customer databases and trade names.
     As required under generally accepted accounting principles, IPR&D of $23.8 was expensed immediately in the prior year quarter ended September 23, 2000, resulting in a non-cash charge to earnings, since the underlying R&D projects had not reached technological feasibility and the assets to be used in such projects had no alternative future use. There have been no significant changes to the projects or the assumptions and estimates associated with IPR&D.
     Management is primarily responsible for estimating the fair value of assets and liabilities obtained through acquisitions and has conducted due diligence in determining fair values. Management made estimates and assumptions at the time of the acquisition that affect the reported amounts of assets, liabilities and expenses, including IPR&D, resulting from such an acquisition. Actual results could differ from those amounts.

NOTE H:    Other Investments, Short-Term

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, certain investments are classified as available-for-sale. Accordingly, unrealized holding gains and losses, net of taxes, are excluded from income and recognized as a component of accumulated other comprehensive income. Fair value of these investments is determined based on market prices. At the end of the first quarter, the company owned common stock in Charles River Laboratories, Inc. which represents the retention of a minority equity interest from the sale of the Charles River Laboratories business during 1999, as reported in the company's Form 10-K for the year ended December 25, 1999. During the first quarter of 2001, approximately 500,000 shares or 22% of the company's equity interest, were sold resulting in a realized gain of $3.5, net of taxes. At the end of the first quarter of 2001, the remaining investment was valued at $31.4. A resulting unrealized holding loss, net of taxes, of $6.5 for the quarter was recorded as reflected in Note C: Comprehensive Income.

NOTE I:    New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This standard was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on their designation as a hedge of a particular exposure. The company adopted SFAS No.133 effective January 1, 2001. A transition gain of $0.3, net of taxes, was recorded as a cumulative adjustment to income for marking foreign currency forward contracts to fair value. Substantially all of this amount pertains to contracts which are utilized to offset foreign exchange exposures related to foreign currency denominated assets and liabilities. The company does not apply hedge accounting to these contracts because they are marked to market through earnings at the same time that the exposed asset/liability is remeasured through earnings; both in foreign exchange income (loss). Less than $0.1 relates to contracts designated as net investment hedges of equity investments in non-U.S. subsidiaries and cash flow hedge contracts designated to offset risks associated with intercompany loans with non-U.S. subsidiaries. A transition adjustment loss of $1.8 was recorded in other comprehensive income related primarily to an interest rate swap designated as a cash flow hedge to offset risks associated with interest payments on a variable-rate lease.
     For effective fair value hedge transactions in which the company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. As of January 1, 2001, the company had one interest rate swap agreement with a notional amount of $85.0 that was designated as a fair value hedge of floating interest rate exposures. This interest rate swap was terminated in the current quarter ended March 31, 2001.
     For cash flow hedge transactions in which the company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. In the first quarter, a net gain of $0.1 was reclassified from other comprehensive income. This is comprised of a $0.2 gain which was reclassified into foreign currency gains related to foreign exchange forward contracts used to hedge intercompany loans and a $(0.1) loss reclassified into interest income on an interest rate swap on a variable-rate lease. The company expects to reclassify additional cash flow hedges related net gains of $1.0 into earnings within the next twelve month period. In general, the forward exchange contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception. For derivatives designated as hedging instruments for hedges of foreign currency exposures of net investments in non-U.S. subsidiaries, a net after-tax gain of $13 for the quarter ended March 31, 2001, was included in the cumulative translation adjustment.

NOTE J:    Other Matters

During fiscal 1999, the company completed the sale of its sunglass business to Luxottica Group S.p.A for $636.0 in cash. The company recorded an after-tax gain on the disposal of discontinued operations of $126.3 or $2.16 per diluted share. Luxottica Group S.p.A. has proposed certain adjustments to the closing balance sheet in connection with their purchase that could potentially impact the resulting gain on the sale. It is too early to estimate with any certainty the potential adjustment, if any, to the gain. This matter has been referred to arbitration. The company does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition.
     On April 13, 2001, a shareholder class action lawsuit was filed in the U.S. District for the Western District of New York, naming the company and its Chairman and Chief Executive Officer, William M. Carpenter. The complaint alleges that the value of the company's stock was inflated artificially by alleged false and misleading statements about expected financial results. The plaintiff seeks to represent a class of shareholders who purchased company common stock between April 13, 2000 and August 24, 2000. No substantive action has taken place in this matter. The company intends to defend itself vigorously against these claims.
     The company is engaged in various lawsuits, claims, investigations and proceedings including patent, commercial and environmental matters that are in the ordinary course of business. The company cannot at this time estimate with any certainty the impact of these matters on its financial position.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of the company's results of operations, liquidity and an updated 2001 outlook. References within this financial review to earnings per share refer to diluted earnings per share.

CONTINUING OPERATIONS

Net Sales By Business Segment and Geographic Region

Total net sales for the first quarter ended March 31, 2001 were $412. This represents a $3 or 1% increase over the prior year. On a constant dollar basis (excluding the effect of foreign currency exchange rate changes) revenue increased 5% for the quarter. The Americas and Asia segment revenues decreased 13% and 5% respectively, as compared to the prior year. In constant dollars, the decrease was 12% for the Americas and a 5% increase for the Asia segment. The revenues in the Europe segment increased for the quarter by 33% in actual dollars and 45% in constant dollars. Excluding revenues attributable to the acquisitions of Groupe Chauvin and Woehlk, Europe segment revenues increased 2% and 11% in actual and constant dollars, respectively, for the quarter. Revenues in Germany were $44 for the quarter, an increase of 29% over the prior year, primarily due to incremental revenue from Woehlk.
     Sales in markets outside the U.S. totaled $231 in the first quarter of 2001, an increase of $36 or 18% compared with the 2000 period, and represented approximately 56% of consolidated revenues in 2001 and 48% in 2000. These amounts include incremental revenues of $34 as a result of the acquisitions of Groupe Chauvin and Woehlk in the prior year. Excluding the impact of currency, revenues outside the U.S. increased 29%.
     U.S. sales totaled $181 in the first quarter of 2001, a decrease of $32 or 15% from the comparable period in 2000.

Lens Care Revenues

Revenues for lens care products were $106 for the first quarter of 2001, a decrease of 7% compared to the same period last year. In constant dollars, sales decreased by 4% compared to the same period last year. Lens care revenues provided 26% of total consolidated first quarter revenues as compared to 28% in the prior year. U.S. sales of lens care products decreased 12% for the quarter while outside of the U.S. lens care sales were flat in actual dollars and increased 7% in constant dollars. The decline in the U.S. continues to reflect retailers' reductions in inventory carrying requirements. Outside of the U.S., higher sales of the ReNu line and incremental sales from the acquisitions were offset by the impact of currency.

Contact Lens Revenues

Contact lens product revenues were $115 for the first quarter of 2001. Contact lens revenues were flat as compared to the first quarter of 2000. In constant dollars, contact lens revenue increased 6% over the prior year. In the U.S., contact lens sales were down 4% with strong sales of newer planned replacement lenses, including SofLens66 toric and PureVision, more than offset by declines in older offerings. Non-U.S. sales of contact lenses increased 2% in actual dollars and 12% in constant dollars in the first quarter. Gains outside of the U.S. were driven by strong sales of planned replacement and disposable lenses in Europe and portions of Asia and incremental sales from the acquisition of Woehlk, partially offset by the effects of currency.

Pharmaceutical Revenues

Revenues for pharmaceutical products were $79 for the first quarter, an increase of 10% from the same period last year. Excluding the impact of currency, revenues were up 13% compared to the first quarter of the prior year. In the U.S., pharmaceutical revenues were down 30% for the quarter. These results reflect lower pricing levels in 2001 as a result of competitive pressure, which drove down pricing in the company's generic business in the second and third quarters of 2000. Outside the U.S., pharmaceutical sales were up significantly for the quarter primarily as a result of incremental revenues from the acquisition of Groupe Chauvin. The company's Dr. Mann Pharma subsidiary in Germany had a constant dollar sales increase of 11% over the prior year quarter which was almost entirely offset by the impact of currency exchange rates.

Cataract Revenues

Revenues from the company's cataract products for the first quarter of 2001 were $78, a 10% increase over the same period in 2000. Excluding the impact of currency, revenues increased 15% for the quarter. Results in the current quarter benefited from incremental sales of surgical products acquired from Groupe Chauvin, as well as improved supply of the company's foldable intraocular lenses and strong demand for the company's Millennium line of phaco-emulsification equipment and disposables.

Refractive Revenues

Refractive products for the first quarter of 2001 provided $34 in revenue or a 8% decrease over the same period in 2000. Excluding the impact of currency, revenues decreased 5% for the quarter. The decline was driven by results in North America, where market disruption in Canada, caused by the cessation of operations of the largest provider in that market, as well as continued soft demand for capital equipment in the U.S., led to significantly lower sales than in the prior period.

Costs & Expenses and Operating Earnings

Amounts in this section are calculated on a "management basis" and comparisons to 2000 exclude restructuring charges and asset write-offs, acquisition costs and other non-recurring items.
     The ratio of costs of products sold to sales was 45.6% during the first quarter of 2001, versus 44.6% for the same period of 2000. Gross margins were negatively impacted by the price declines in the U.S. generic pharmaceutical business, as well as by changes in currency rates. These factors were mitigated by continued improvement in contact lens margins resulting from the success of the company's restructuring initiatives to consolidate manufacturing operations.
     Selling, administrative and general expenses, including corporate administration, were 43.4% of sales in the first quarter of 2001 compared to 40.3% in 2000, reflecting higher amortization and other operating expenses associated with recent European acquisitions. These increases were offset slightly by reductions in the company's administrative expenses.
     Research and development expenses totaled $30 in the first quarter of 2001, an increase of $5 over 2000. This represented 7.2% of sales in 2001, up from 6.2% in 2000. The increase in research and development was in line with previous projections and is primarily related to investments to develop the implant technology for treating back-of-the-eye disease.
     Operating earnings for the first quarter of 2001 decreased $21, to $15, representing 3.7% of net sales versus 9.0% from the prior year period. The quarterly decrease in profitability was driven by price declines in U.S. generic pharmaceutical products, declines in lens care sales as a result of retail inventory reductions, higher spending on marketing and advertising, increased spending on research and development and the negative impact of currency.

Other Income And Expenses

Income from investments totaled $15 for the first quarter of 2001, a decrease of $1 compared to the same period in 2000. This decrease reflects lower average investment levels and investment rates offset by $5 gain on sale of Charles River stock. Interest expense of $18 increased $1 compared to the same period in 2000. In accordance with SFAS 133, the company recognized investment income of $0.9 offset by interest expense of $0.7 related to foreign currency cash flow hedges for the first quarter of 2001.
     Foreign currency gains of $7 during the first quarter of 2001 increased $2 as compared to the prior year period. During the first quarter, the company exercised its option on its Netherlands guilder investment and put the majority of its equity position back to the issuer. This transaction and hedging activity prior to the put resulted in $3 in foreign currency income in 2001.
     Other income in the first quarter of 2000 consisted of proceeds from a patent litigation settlement with Alcon. The settlement agreement resolved a patent infringement case Bausch & Lomb filed against Alcon in October 1994. Under the terms of the settlement agreement, Alcon made an up-front payment to Bausch & Lomb of $25, which was recorded as income in the first quarter of 2000. Additionally, Alcon will pay Bausch & Lomb a stream of royalties over the next eight years for a worldwide license under Bausch & Lomb's patent for the simultaneous use of a chemical disinfecting solution with an enzyme cleaning product for contact lens care.
     During the first quarter ended March 31, 2001, a deferred tax benefit was recorded to reflect a change in the statutory tax rate associated with the company's joint venture in China. The tax rate in the first quarter was 35%, excluding the effect of this adjustment.

Liquidity And Financial Resources

Cash Flows From Operating Activities

Cash provided by operating activities was $76 through the first quarter of 2001, compared to $67 for the same 2000 period. For 2001, the timing of collections of receivables contributed significantly to the increase. This increase was partially offset by lower net income and a slight increase in inventory.

Cash Flows From Investing Activities

Cash provided by investing activities was $61 and $90 through the first quarters of 2001 and 2000, respectively. The decrease was primarily due to lower proceeds from liquidation of short-term investments. During the first quarter of 2001, the company exercised its option on its Netherlands guilder investment and put the majority of its equity position back to the issuer resulting in a cash inflow of $97. In the prior year, the company redeemed its remaining investment in equity securities issued by a subsidiary of a double-A rated financial institution. Capital spending of $20, which increased $5 compared to the prior year period, is expected to be approximately $100 for 2001.

Cash Flows From Financing Activities

Through the first three months of 2001, $10 was used in financing activities compared to $257 in the comparable period in 2000. Using the cash generated from the 1999 divestitures, the company repurchased approximately 5,100,000 shares of Common and Class B stock through the first quarter of 2000. The company completed the stock buyback programs initiated in 1998 and 1999.
     Subsequent to year-end 2000, the company's board of directors authorized the repurchase of up to 2,000,000 shares of the company's Common stock. The company has executed an agreement with a financial institution for the future purchase of such shares through one or more forward purchase transactions. Such purchases, which may have settlement dates as long as two years, can be settled, at the company's election, on a physical share, net cash or net share basis. As of March 31, 2001 the company has entered into forward purchases covering 250,000 shares.

Free Cash Flow

The company strives to maximize its free cash flow, defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases and the acquisition or divestiture of businesses. Free cash flow through the first three months of 2001 was $37 compared to $29 for the comparable period in 2000. The increase is due mostly to the operational cash flow factors described above.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, was $988 at the end of the first quarter of 2001, down $11 from year-end 2000 and lower than the March 2000 amount by $28. The ratio of total debt to capital was 49.1% at the end of the first quarter of 2001 compared to 49.0% at the end of 2000 and 50.2% at March 2000.
     Cash and cash equivalents totaled $776 and $724 at the end of the first quarters of 2001 and 2000, respectively, and $660 at the end of 2000. The increase in cash over year-end 2000 is primarily due to the company exercising its option to put a majority of its equity position back to the issuer on a Netherlands guilder investment.

Access to Financial Markets

The company maintains a $250 three-year syndicated revolving credit facility agreement. The interest rate under this agreement is based on LIBOR, or the highest rate based on secondary CD's, Federal Funds or the base rate of one of the lending banks. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements. The company believes its existing credit facilities provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.
     The debt ratings as of March 31, 2001 are at BBB- and A3 for Standard & Poor's, and Baa3 and Prime-3 for Moody's Investors Service, for long-term and short-term debt, respectively.

Working Capital

Working capital was $970 and $969 at the end of the first quarter of 2001 and 2000, respectively. At year-end 2000, working capital was $990. The decrease since year-end 2000 is due primarily to lower trade receivables offset by slightly lower current liabilities. The current ratio was 2.2 and 2.6 at the end of March 2001 and March 2000, respectively, and 2.2 at year end 2000.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the first quarters of both 2001 and 2000. The return on average shareholders' equity was 4.2% and 41.5% for the twelve-month periods ended March 31, 2001 and March 25, 2000, respectively. The return on equity as of March 25, 2000 was higher due to the effect of the gain on divestiture from both the sunglass and healthcare businesses recorded in the twelve months period preceding.

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

OUTLOOK

During the first quarter, the U.S. dollar strengthened significantly against currencies in key foreign markets in which Bausch & Lomb has commercial operations. Assuming rates remain at the levels in place when the company released its first quarter results, the company estimates that swings in currency rates will have a more significant negative impact on its reported operating results than the company forecasted at the beginning of 2001. Consequently, the company now estimates that full year reported revenues will grow in the mid-upper single digits over prior year, and that its operating earnings will decline modestly from those reported last year. In addition to currency rate changes, prevailing interest rate decreases will result in the company recording lower than expected investment income for the year.
     Overall, on a constant dollar basis, revenue growth is expected to be most significant outside the U.S. with growth in the upper teens to low twenties in Europe, including the incremental sales from acquisitions, and mid-single digit growth in Asia. The Americas are projected to experience flat or low-single digit revenue growth.
     On a constant dollar basis, growth in contact lens revenues are expected to accelerate as the year progresses, with the full year growth expected to approach 10%. Results in this category are expected to benefit from continued strong performance and market expansion of the company's newer contact lens offerings.
     Revenues from lens care products are expected to be essentially flat with last year, on a currency-adjusted basis. The company anticipates that product demand from U.S. retailers will become more balanced with consumer consumption as the year progresses. Outside the U.S., higher sales of the ReNu line and incremental sales from the acquisition of Woehlk will drive the constant dollar growth in this product category.
     Currency-adjusted revenues from the pharmaceutical product category are expected to increase in the range of 20%-25% this year, driven by incremental sales from the Groupe Chauvin acquisition, more normalized pricing comparisons in the U.S. generic pharmaceutical business, and the benefit of a number of new products.
     Revenues from products for cataract surgery are expected to grow approximately 10% in constant dollars, benefiting from incremental sales of surgical products acquired from Groupe Chauvin, as well as continued improvement in supply of the company's foldable intraocular lenses.
     Constant dollar sales of products for refractive surgery are expected to rebound sharply in the second half of the year, with full year growth in the category estimated to be in the upper single digits, driven by the steady ramp-up of fee-generating procedures in the U.S., as well as the expansion of the roll-out in Europe and Asia of the company's Zyoptix system for customized refractive procedures.

Information Concerning Forward-Looking Statements

When used in this discussion, the words "anticipate," "should," "expect," "estimate," "project" "will" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the heading "Outlook" and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors affecting the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, the impact of competition, seasonality and general economic conditions in the global vision care and ophthalmic surgical and pharmaceutical markets where the company's businesses compete, changes in global and localized economic and political conditions, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the company's products, legal proceedings initiated by or against the company, changes in government regulation of the company's products and operations, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, difficulties or delays in the development, production, testing, regulatory approval or marketing of products, the successful completion and integration of acquisitions announced by the company, the effect of changes within the company's organization, and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including its 2000 Annual Report on Form 10-K.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

On April 13, 2001, a shareholder class action lawsuit was filed in the U.S. District for the Western District of New York, naming the company and its Chairman and Chief Executive Officer, William M. Carpenter. The complaint alleges that the value of the company's stock was inflated artificially by alleged false and misleading statements about expected financial results. The plaintiff seeks to represent a class of shareholders who purchased company common stock between April 13, 2000 and August 24, 2000. No substantive action has taken place in this matter. The company intends to defend itself vigorously against these claims.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Due to the termination of an interest rate swap in the first quarter of 2001, the company's floating rate assets excess over its floating rate liabilities has increased. This represents a change in the interest rate exposure as disclosed in Item 7(a), "Quantitative and Qualitative Disclosures About Market Risk," in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. A sensitivity analysis to measure the potential impact that a change in interest rates would have, net of hedging, on the company's net income indicates that a one percentage point decrease in global interest rates would negatively effect financial net income by approximately $7.0 million on an annualized basis. There has been no material change in the company assessment of its sensitivity to foreign currency exchange rate risk since its disclosure in Item 7(a) of the company's 10-K.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Item 601 Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

(b)	Reports on Form 8-K.
No 8-K reports were filed with the SEC during the first quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAUSCH & LOMB INCORPORATED

Date: May 14, 2001	By: /s/ Robert B. Stiles
Robert B. Stiles Senior Vice President and General Counsel

Date: May 14, 2001	By: /s/ Stephen C. McCluski
Stephen C. McCluski Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
S-K Item 601 No.	Document

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