Form 10-Q
period 2001-06-30
BAUSCH & LOMB INC
filed 2001-08-10
CIK 10427

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File
June 30, 2001	Number: 1-4105

BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)

New York	16-0345235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Registrant's telephone number, including area code: (716) 338.6000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	x	No

The number of shares of Common stock of the registrant outstanding as of June 30, 2001 was 53,614,572, consisting of 53,149,007 shares of Common stock and 465,565 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

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

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
	Second Quarter Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
Dollar Amounts In Millions - Except Per Share Data	2001	2000	2001	2000

Net Sales	$414.0	$455.2	$826.2	$864.1

Costs And Expenses
Cost of products sold	185.1	184.7	373.1	367.0
Selling, administrative and general	175.5	173.8	354.5	338.4
Research and development	31.7	28.3	61.5	53.4
Restructuring charges and asset write-offs	-	-	16.9	-
Other expense	-	8.4	-	8.4
	392.3	395.2	806.0	767.2
Operating Income	21.7	60.0	20.2	96.9

Other (Income) Expense
Interest and investment income	(9.4)	(13.2)	(24.2)	(28.8)
Interest expense	16.5	16.9	34.7	34.2
Gain from foreign currency, net	(1.8)	(2.3)	(8.4)	(7.2)
Other income	-	-	-	(23.6)
	5.3	1.4	2.1	(25.4)

Income Before Income Taxes And Minority Interest	16.4	58.6	18.1	122.3
Provision for income taxes	5.8	20.8	5.3	43.4

Income Before Minority Interest	10.6	37.8	12.8	78.9
Minority interest in subsidiaries	3.8	3.2	7.3	5.1

Income from Operations before change in accounting principle	6.8	34.6	5.5	73.8
Change in accounting principle, net of taxes	-	-	0.3	-

Net Income	$ 6.8	$ 34.6	$ 5.8	$ 73.8

Basic Earnings Per Share:
Income from Operations before change in accounting principle	$ 0.13	$ 0.65	$ 0.11	$ 1.34
Change in accounting principle, net of taxes	-	-	-	-
	$ 0.13	$ 0.65	$ 0.11	$ 1.34
Average shares outstanding - basic (000s)	53,593	53,144	53,546	54,918

Diluted Earnings Per Share:
Income from Operations before change in accounting principle	$ 0.13	$ 0.64	$ 0.11	$ 1.32
Change in accounting principle, net of taxes	-	-	-	-
	$ 0.13	$ 0.64	$ 0.11	$ 1.32
Average shares outstanding - diluted (000s)	53,781	54,010	53,774	55,774
See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES BALANCE SHEET
	June 30,	December 30,
Dollar Amounts In Millions	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$ 749.5	$ 660.3
Other investments, short-term	65.9	167.4
Trade receivables, less allowances
of $24.9 and $24.9, respectively	359.1	417.2
Inventories, net	247.8	247.7
Deferred income taxes	153.0	153.4
Other current assets	150.7	153.1
	1,726.0	1,799.1

Property, Plant And Equipment, net	474.5	494.8
Goodwill And Other Intangibles,
less accumulated amortization
of $195.0 and $171.1, respectively	788.2	815.7
Investments and Other Assets	115.6	129.7
Total Assets	$3,104.3	$3,239.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable	$ 9.1	$ 32.6
Current portion of long-term debt	205.9	202.6
Accounts payable	75.2	70.0
Accrued compensation	67.3	79.7
Accrued liabilities	355.0	354.4
Federal, state and foreign income taxes payable	79.0	69.4
	791.5	808.7

Long-Term Debt, less current portion	703.9	763.1
Deferred Income Taxes	291.0	313.0
Other Long-Term Liabilities	89.2	98.1
Minority Interest	213.4	217.0
Total Liabilities	2,089.0	2,199.9

Shareholders' Equity
Common stock, par value $0.40
per share, 60,198,322 shares issued	24.1	24.1
Class B stock, par value $0.08 per share,
572,694 and 596,349 shares issued, respectively	-	-
Capital in excess of par value	95.7	94.0
Common and Class B stock in treasury,
at cost, 7,156,444 and 7,321,559 shares, respectively	(364.3)	(370.8)
Retained earnings	1,273.9	1,295.9
Accumulated other comprehensive income	(6.4)	2.1
Other shareholders' equity	(7.7)	(5.9)
Total Shareholders' Equity	1,015.3	1,039.4
Total Liabilities And Shareholders' Equity	$3,104.3	$3,239.3

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENT OF CASH FLOWS
	Six Months Ended
	June 30,	June 24,
Dollar Amounts In Millions	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 5.8	$ 73.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	51.2	51.8
Amortization	23.9	20.3
Restructuring charges and asset write-offs	16.9	-
Change in deferred income taxes	(19.2)	2.3
(Gain) / loss on disposition of fixed assets	(1.2)	4.8
Changes in assets and liabilities:
Trade receivables	52.4	0.4
Inventories	(8.5)	14.3
Other current assets	0.6	(41.3)
Accounts payable and accruals	26.7	36.7
Income taxes payable	10.7	16.1
Other long-term liabilities	(11.4)	(5.8)
Net cash provided by operating activities	147.9	173.4

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(38.4)	(34.1)
Net cash paid for acquisition of businesses	(9.4)	(12.0)
Proceeds from liquidation of other investments	97.3	125.0
Other	(2.1)	(36.3)
Net cash provided by investing activities	47.4	42.6

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of Common and Class B shares	(0.4)	(242.3)
Exercise of stock options	3.5	20.0
Net (repayments) proceeds of notes payable	(12.4)	8.2
Net repayments of long-term debt	(55.0)	(4.1)
Payment of dividends	(27.2)	(29.2)
Net cash used in financing activities	(91.5)	(247.4)
Effect of exchange rate changes on cash and cash equivalents	(14.6)	(5.5)

Net increase (decrease) in cash and cash equivalents	89.2	(36.9)
Cash and cash equivalents - beginning of period	660.3	827.1

Cash and cash equivalents - end of period	$749.5	$790.2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 35.4	$ 35.3
Income taxes	$ 35.8	$ 28.8

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

NOTE A:    Inventories, net

Inventories consisted of the following:

	June 30, 2001	December 30, 2000
Raw materials and supplies	$ 56.5	$ 57.5
Work in process	29.2	28.0
Finished products	162.1	162.2
	$ 247.8	$ 247.7

NOTE B:    Property, Plant And Equipment, net

Major classes of property, plant and equipment consisted of the following:

	June 30, 2001	December 30, 2000
Land	$ 14.2	$ 13.8
Buildings	225.2	224.4
Machinery and equipment	783.5	795.8
Leasehold improvements	25.9	30.1
	1,048.8	1,064.1

Less: Accumulated depreciation	(574.3)	(569.3)
	$ 474.5	$ 494.8

NOTE C:    Comprehensive Income

The following table summarizes components of comprehensive income for the quarters and six months ended June 30, 2001 and June 24, 2000:

	Second Quarter Ended June 30, 2001			Second Quarter Ended June 24, 2000
	Pre-tax Amount	Tax (Expense) benefit	Net-of-tax amount	Pre-tax Amount	Tax (Expense) benefit	Net-of-tax amount
Foreign currency translation adjustments	$ (12.4)	-	$ (12.4)	$ (4.5)	-	$ (4.5)
Net loss on cash flow hedges	(2.1)	$ 0.7	(1.4)	-	-	-
Reclassification adjustment into earnings for net gain on cash flow hedges	(0.1)	-	(0.1)	-	-	-
Unrealized holding gain on available for sale securities	18.9	(6.6)	12.3	-	-	-
Other comprehensive loss	$ 4.3	$ (5.9)	(1.6)	$ (4.5)		(4.5)
Net income			6.8			34.6
Total comprehensive income			$ 5.2			$30.1

	Six Months Ended June 30, 2001			Six Months Ended June 24, 2000
	Pre-tax Amount	Tax (Expense) benefit	Net-of-tax amount	Pre-tax Amount	Tax (Expense) benefit	Net-of-tax amount
Foreign currency translation adjustments	$(8.8)	-	$(8.8)	$(19.1)	-	$(19.1)
Transition adjustment	(1.8)	$0.6	(1.2)	-	-	-
Net loss on cash flow hedges	(1.0)	0.4	(0.6)	-	-	-
Reclassification adjustment into earnings for net gain on cash flow hedges	(0.2)	-	(0.2)	-	-	-
Unrealized holding gain on available for sale securities	7.8	(2.0)	5.8	-	-	-
Reclassification adjustment for net gains realized in net earnings	(5.4)	1.9	(3.5)	-	-	-
Other comprehensive loss	$(9.4)	$0.9	(8.5)	$(19.1)	-	(19.1)
Net income			5.8			73.8
Total comprehensive (loss) income			$(2.7)			$54.7

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

     The following table summarizes the activity for Phase I and Phase II of the restructuring plan:
	Severance and all other expenses	Asset write- offs	Total

Net charge during 2000	$22.3	$20.4	$42.7
Asset write-offs during 2000	-	(20.4)	(20.4)
Cash payments during 2000	(0.7)	-	(0.7)
Remaining reserve at December 30, 2000	$21.6	$ -	$21.6

Net charge during 2001	$10.4	$ 6.5	$16.9
Asset write-offs during 2001	-	(6.5)	(6.5)
Cash payments during 2001	(8.6)	-	(8.6)
Remaining reserve at June 30, 2001	$23.4	$ -	$23.4

     The restructuring actions will result in the termination of approximately 800 employees in Phase I and Phase II combined. As of June 30, 2001, 550 employees have been terminated under this restructuring plan with $9.3 of related costs being charged against the liability. Actions in this restructuring plan are expected to be completed by the end of 2001.
     In addition to employee terminations, the above actions resulted in $20.4 of asset write-offs for machinery and equipment ($11.1), facilities ($6.9) and abandoned software ($2.4). The disposition and/or decommissioning of these assets occurred in the fourth quarter of 2000. During 2001, the company wrote off its $6.5 investment in a business-to-business e-commerce venture for the vision care industry.

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
	Employee Severance	Other	Total

Acquisition accrual	$ 2.6	$ 0.4	$ 3.0
Cash payments during 2000	(0.3)	-	(0.3)
Remaining reserve at December 30, 2000	$ 2.3	$ 0.4	$ 2.7

Additional accrual Cash payments during 2001	$10.8 (4.7)	$ 0.1 -	$10.9 (4.7)
Remaining reserve at June 30, 2001	$ 8.4	$ 0.5	$ 8.9

The acquisition accrual at December 30, 2000 related to the cost of terminating employees in R&D, selling and administration. The other costs represented leasehold and vehicle lease termination payments. Additional accruals were recorded for the six months ended June 30, 2001 resulting in adjustments to goodwill representing additional closures and consolidations of functions and locations to be substantially completed by December of 2002. As of June 30, 2001, 107 employees had been terminated.

NOTE E:    Business Segment Information

In the prior year, the company announced a reorganization from a product line structure to a regionally based management structure for commercial operations. The research and development and product supply functions were also realigned and are managed on a global basis. The change in the structure was effective on January 1, 2001. The company's segments are comprised of the Americas region, the Europe, Middle East and Africa region (Europe), the Asia region, the Research, Development and Engineering organization and the Global Supply Chain organization.
     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. The accounting policies used to generate segment results are the same as the company's overall accounting policies. Inter-segment sales were $119.5 and $250.7 for the quarter and six months ended June 30, 2001, respectively. All inter-segment sales have been eliminated upon consolidation.

    The following table presents sales and operating income by business segment for the quarters and six months ended June 30, 2001 and June 24, 2000. The prior year has been restated to conform to the new management reporting structure. The restructuring reserve adjustment is described in Note D: Restructuring and Exit Activities.
	Second Quarter Ended
	June 30, 2001		June 24, 2000
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$184.1	$30.6	$248.5	$82.9
Europe, Middle East and Africa	147.1	29.3	112.0	19.8
Asia	82.8	24.7	94.7	31.8
Research, Development & Engineering	-	(36.1)	-	(32.1)
Global Supply Chain	-	(17.1)	-	(18.3)
	414.0	31.4	455.2	84.1
Corporate administration	-	(9.7)	-	(15.7)
Other expense	-	-	-	(8.4)
	$414.0	$21.7	$455.2	$60.0
	Six Months Ended
	June 30, 2001		June 24, 2000
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$381.8	$75.7	$475.4	$160.5
Europe, Middle East and Africa	292.2	54.9	221.3	36.6
Asia	152.2	33.9	167.4	43.0
Research, Development & Engineering	-	(71.5)	-	(61.0)
Global Supply Chain	-	(34.9)	-	(43.1)
	826.2	58.1	864.1	136.0
Corporate administration	-	(21.0)	-	(30.7)
Restructuring reserve and asset write-offs	-	(16.9)	-	-
Other expense	-	-	-	(8.4)
	$826.2	$20.2	$864.1	$ 96.9

NOTE F:    Other Expense

Other expense of $8.4 for the quarter and six months ended June 24, 2000 consisted of direct and incremental costs of $3.7 related to a proposed acquisition of Wesley Jessen VisionCare, Inc. and $4.7 related to the settlement of litigation.
     Bausch & Lomb commenced a cash tender offer for all of the outstanding shares of Wesley Jessen VisionCare, Inc. for approximately $692 on April 13, 2000. The company subsequently increased the tender offer to $723 on May 9, 2000. On May 30, 2000, the company withdrew its offer to acquire Wesley Jessen due to a competing, and significantly higher, offer by the eye-care unit of Novartis. Direct and incremental costs associated with the proposed combination consisted of fees paid to outside legal and financial advisors.
    The litigation settlement was related to a consumer class action lawsuit dating back to 1995 concerning the marketing and labeling of certain of the company's lens care and eye care solutions. While the company continues to believe its previous marketing of these products was appropriate, it chose to settle the matter rather than continue to expend valuable time and resources in multi-year litigation. The settlement was formally approved at a fairness hearing held on September 13, 2000. The charge represented the cost of attorneys' fees and the estimated liability for the redemption of coupons to be placed in product packages under the settlement.

NOTE G:    Minority Interest

The minority interest in subsidiaries primarily represents the outside partnership interest in Wilmington Partners L.P., (the Partnership). The remaining partnership interests are held by four wholly owned subsidiaries of the company along with an outside partner with a 22% interest. The Partnership is a separate legal entity from the company, but for financial reporting purposes, assets, liabilities and results of operations from the Partnership are included in the company's consolidated financial results. The outside investor's limited partnership interest is recorded as minority interest in the company's consolidated financial statements.

NOTE H:    Acquisition

On August 8, 2000, Bausch & Lomb completed the acquisition of Groupe Chauvin, a European-based ophthalmic pharmaceuticals company headquartered in Montpellier, France, and several related companies, for a total of approximately $218.0 net of cash acquired. The privately-held companies combined have historically generated sales of nearly $100.0, employ nearly 800 people, and have operations in France, Germany, the U.K., Switzerland, the Benelux countries, and Portugal. Bausch & Lomb financed the acquisition through the use of cash reserves generated offshore.
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
     The useful lives of identifiable intangibles and goodwill were determined based upon an evaluation of pertinent factors, including consideration of legal, regulatory and contractual provisions which could limit the maximum useful life and management's judgement and in some instances, the reports of independent appraisers.  After the evaluation of these factors identified previously, it was determined that the associated goodwill related explicitly to the earnings potential of the business and that the future periods to benefit from these earnings were closely associated with the acquired physician information and customer databases and trade names.
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

NOTE I:    Other Investments, Short-Term

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, certain investments are classified as available-for-sale. Accordingly, unrealized holding gains and losses, net of taxes, are excluded from income and recognized as a component of accumulated other comprehensive income. The fair value of these investments is determined based on market prices. At the end of the second quarter, the company owned common stock in Charles River Laboratories, Inc. which represents the retention of a minority equity interest from the sale of the Charles River Laboratories business during 1999, as reported in the company's Form 10-K for the year ended December 25, 1999. During the first quarter of 2001, approximately 500,000 shares or 22% of the company's equity interest, were sold resulting in a realized gain of $3.5, net of taxes. At the end of the second quarter of 2001, the remaining investment was valued at $65.9. A resulting unrealized holding gain, net of taxes, of $12.3 for the quarter ended June 30, 2001, was recorded as reflected in Note C: Comprehensive Income.

NOTE J:    New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This standard was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on their designation as a hedge of a particular exposure. The company adopted SFAS No.133 effective January 1, 2001. A transition gain of $0.3, net of taxes, was recorded in the quarter ended March 31, 2001, as a cumulative adjustment to income for marking foreign currency forward contracts to fair value. Substantially all of this amount pertains to contracts which are utilized to offset foreign exchange exposures related to foreign currency denominated assets and liabilities. The company does not apply hedge accounting to these contracts because they are marked to market through earnings at the same time that the exposed asset/liability is remeasured through earnings; both are recorded in foreign exchange income (loss). Less than $0.1 relates to contracts designated as net investment hedges of equity investments in non-U.S. subsidiaries and cash flow hedge contracts designated to offset risks associated with inter company loans with non-U.S. subsidiaries. A transition adjustment loss of $1.8 was recorded in the quarter ended March 31, 2001, in other comprehensive income related primarily to an interest rate swap designated as a cash flow hedge to offset risks associated with interest payments on a variable-rate lease.
     For effective fair value hedge transactions in which the company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. As of January 1, 2001, the company had one interest rate swap agreement with a notional amount of $85.0 that was designated as a fair value hedge of floating interest rate exposures. This interest rate swap was terminated in the quarter ended March 31, 2001. During the quarter ended June 30, 2001, the company entered into two interest rate swap agreements with total notional amounts of $279.6 that are designated as fair value hedges of floating interest rate exposures.
     For cash flow hedge transactions in which the company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. In the second quarter, a net gain of $0.1 was reclassified from other comprehensive income. In general, the forward exchange contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception. For derivatives designated as hedging instruments for hedges of foreign currency exposures of net investments in non-U.S. subsidiaries, a net after-tax gain of $9.4 for the quarter ended June 30, 2001, was included in the cumulative translation adjustment.
     During May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". EITF No. 00-14 addresses the income statement classification of various sales incentives. In April 2001, the transition date was revised and the consensus for EITF Issue No. 00-14 will be effective for the first quarter of 2002. The company has determined that the adoption of EITF Issue No. 00-14 will not have a material effect on its financial position.
     During April 2001, the EITF issued Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" with an effective date for the first quarter of 2002. The company is in the process of determining the potential effect of these Issues on its statements of income presentation and upon adoption, if necessary, amounts included in previously issued financial statements may need to be reclassified to conform to the new presentation.
     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" SFAS No. 141 provides guidance on the accounting for a business combination at the date the combination is completed. It changes the current accounting guidance by eliminating the pooling-of-interests method and requiring the use of the purchase method of accounting for business combinations. It also provides new criteria that determines whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after the acquisition is complete. The most substantive change represented by this statement is that goodwill will no longer be amortized; instead, it will be tested for impairment at least annually. The statement applies to existing goodwill and intangible assets, beginning with the company's fiscal year beginning January 1, 2002. Goodwill and certain intangible assets acquired in transactions completed after June 30, 2001 will not be amortized. The company will adopt SFAS No. 141 and SFAS No. 142 in the third quarter of 2001 and in the fiscal year beginning December 30, 2001 respectively, and is still evaluating the effect on the company's financial position.

NOTE K:    Other Matters

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

CONTINUING OPERATIONS

Net Sales By Business Segment and Geographic Region

Total net sales for the second quarter and six months ended June 30, 2001 were $414 and $826, respectively. This represents a $41 or 9% decrease for the quarter from 2000 and a $38 or 4% decrease from the prior year. On a constant dollar basis (excluding the effect of foreign currency exchange rates) revenue decreased 5% for the quarter and remained flat on a year to date basis.
     The Americas segment revenues for the quarter were $184, a decline of $64 or 26% compared to the prior year. Year to date, revenues declined $94 or 20% from 2000.
     The Asia segment revenues totaled $83 for the quarter and $152 for the first six months of 2001, a decrease from the prior year of 12% and 9%, respectively. In constant dollars, for the quarter, the decrease was 3% and remained flat year to date.
     The revenues in the Europe segment were $147 for the quarter, an increase of 31% in actual dollars and 42% in constant dollars. Year to date, revenues were $292, an increase of 32% in actual dollars and 44% in constant dollars. Excluding revenues attributable to the acquisitions of Groupe Chauvin and Woehlk, Europe segment revenues for the quarter decreased 1% and increased 7%, and on a year to date basis were flat and increased 8%, in actual and constant dollars, respectively. Revenues in Germany were $44 for the quarter and $88 year to date, an increase of 25% and 26 % over the prior year, respectively, primarily due to incremental revenue from Woehlk.
     Sales in markets outside the U.S. totaled $251 in the second quarter of 2001, an increase of $33 or 15% for the quarter compared with the 2000 period. Year to date, revenues were $482 and increased $68 or 17% compared with the 2000 period. Sales outside the U.S. for the quarter represented approximately 61% of consolidated revenues in 2001 and 48% in 2000. Excluding the impact of currency, revenues outside the U.S. increased 25% and 27% for quarter and year to date, respectively.
     U.S. sales totaled $163 in the second quarter, a decrease of $74 or 31% from the comparable quarter period in 2000. Year to date U.S. sales totaled $344, a decrease of $106 or 24%.

     The following table presents sales by major product lines for the quarters and six months ended June 30, 2001 and June 24, 2000.
	Second Quarter Ended		Six Months Ended
	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000
Lens Care Revenues	$ 97	$131	$204	$245
Contact Lens Revenues	116	126	231	241
Pharmaceutical Revenues	87	71	166	143
Cataract Revenues	75	79	153	150
Refractive Revenues	39	48	72	85
Total Revenues	$414	$455	$826	$864

Lens Care Revenues

Revenues for lens care products were $97 for the second quarter of 2001, a decrease of 26% compared to the same period last year. In constant dollars, sales decreased by 22% compared to the same period last year. Year to date, revenues were $204, a decrease of 17% from the prior year. Sales of lens care products in the Americas segment decreased 40% for the quarter while lens care sales in Asia and Europe segments combined decreased 4% in actual dollars and increased 5% in constant dollars. The decline in the Americas was driven by the ongoing efforts of U.S. retailers to reduce their inventories of lens care products due to an overall decline in consumer demand. During the second quarter, the company significantly reduced promotions to retailers in order to accelerate the reduction of excess retail inventories of existing products and bring customer orders in balance with consumer demand as quickly as possible. In Asia and Europe higher sales of the ReNu line and incremental sales from acquisitions were offset by the impact of currency.

Contact Lens Revenues

Contact lens product revenues were $116 for the second quarter of 2001, a decrease of 8% as compared to 2000. In constant dollars, contact lens revenue decreased 2%. Year to date, revenues were $231, a decrease of 10% from the prior year. In the Americas segment, contact lens sales were down 15% for the quarter, with strong sales of SofLens66 toric and PureVision more than offset by declines in older offerings. Sales of contact lenses in Asia and Europe segments combined decreased 4% in actual dollars and increased 6% in constant dollars in the second quarter. Constant dollar gains in Asia and Europe were driven by incremental sales from the acquisition of Woehlk in Europe, and strong sales of planned replacement and disposable lenses in Europe and portions of Asia.

Pharmaceutical Revenues

Revenues for pharmaceutical products were $87 for the second quarter, an increase of 22% from the same period last year. Excluding the impact of currency, revenues were up 25% compared to the second quarter of the prior year. Year to date, revenues were $166, an increase of 16% and 19% over the prior year, in actual and constant dollars, respectively. In the Americas segment, pharmaceutical revenues were down 16% for the quarter and down 23% year to date. These results reflect lower pricing levels in 2001 as a result of competitive pressure, which drove down pricing in the company's generic business in the second half of 2000. In Asia and Europe segments combined, pharmaceuticals sales were up significantly for the second quarter and year to date, primarily as a result of incremental revenues from the acquisition of Groupe Chauvin.

Cataract Revenues

Revenues from the company's cataract products for the second quarter of 2001 were $75, a 5% decrease compared to the same period in 2000. Revenues on a year to date basis were $153, a 2% increase over the same period in 2000. Excluding the impact of currency, revenues decreased 2% for the quarter and increased 6% year to date. Cataract sales in the Americas segment were down 12% in the current quarter, driven by disruption in the supply of certain key accessory products. Sales of cataract products outside the Americas were up 5% in the second quarter, and increased 13% in constant dollars. Sales outside the Americas benefited from strong sales of the acrylic foldable intraocular lens acquired from Groupe Chauvin, as well as improved supply of the company's existing foldable intraocular lenses.

Refractive Revenues

Refractive products for the second quarter of 2001 provided $39 in revenue, a 19% decrease over the same period in 2000. Year to date, revenues were $72, a decrease of 15% from the prior year. Excluding the impact of currency, revenues decreased 17% and 12% for the quarter and year to date, respectively. The decline was driven by results in the Americas segments, where market disruption caused by the cessation of the North American operations of certain large chains of refractive surgery centers as well as continued soft demand for capital equipment in the U.S., led to significantly lower sales than in the prior period. Combined revenues in Europe and Asia increased 24% in constant dollars for the quarter due to a robust growth in refractive surgery procedures and continued strong demand for our Zyoptix system for customized refractive surgery.

Costs & Expenses and Operating Earnings

Amounts in this section are calculated on a "management basis" and comparisons to 2000 exclude restructuring charges and asset write-offs, acquisition costs and other non-recurring items.

     The ratio of costs of products sold to sales was 44.7% during the second quarter of 2001, versus 40.6% for the same period of 2000. For the six-month period, this ratio was 45.2% in 2001 compared to 42.5% in 2000. The margin decline from the prior year resulted from the impact of changes in currency exchange rates, as well as the change in product mix due to the significantly lower sales of higher margin lens care products, and price declines in the U.S. generic pharmaceuticals business.
     Selling, administrative and general expenses, including corporate administration, were 42.4% of sales in the second quarter of 2001 compared to 38.2% in 2000. Year to date, these expenses were 42.9% versus 39.2% in the same period of 2000. These results reflect both the impact of a lower sales base than prior year, and increased expenses, including amortization, associated with acquired businesses. These higher expenses were partially mitigated by administrative savings realized through restructuring, and a modest benefit from currency swings.
     Research and development expenses totaled $32 in the second quarter of 2001, an increase of $3 over 2000. This represented 7.7% of sales in 2001, up from 6.2% in 2000. Year to date, the ratio was 7.4% versus 6.2% in 2000. The increase in research and development spending was primarily related to the company's development of new applications for the Envision TD implant technology for treating retinal and other diseases of the back of the eye.
     Operating earnings for the second quarter of 2001 decreased $47, to $22, representing 5.2% of net sales versus 15.0% from the prior year period. Year to date, operating earnings at $37 were down $68 compared to 2000. The decline in operating earnings was primarily the result of lower sales levels as well as the factors described above.

Other Income And Expenses

Income from investments totaled $9 and $24 for the second quarter and six months ended June 30, 2001, a decrease of $4 and $5 compared to the same periods in 2000. This decrease reflects lower average investment levels and investment rates offset by $5 gain on sale of Charles River stock in the first quarter of 2001. Interest expense of $17 and $35 for the second quarter and six months ended June 30, 2001, decreased $0.4 and $0.5, respectively, compared to the same periods in 2000. In accordance with SFAS No. 133, the company recognized investment income of $0.7 and $1.6 for the second quarter and six months ended June 30, 2001, offset by investment expense of $0.6 and $1.4, respectively, related to foreign currency cash flow hedges.
     Foreign currency gains of $1.8 during the second quarter of 2001 decreased $0.5 as compared to the prior year period gain of $2.3.

     Other income for the six months ended June 24, 2000 consisted of proceeds from a patent litigation settlement with Alcon. The settlement agreement resolved the patent infringement case Bausch & Lomb filed against Alcon in October 1994. Under the terms of the settlement agreement, Alcon made an up-front payment to Bausch & Lomb of $25, which was recorded as income in the first quarter of 2000. Additionally, Alcon will pay Bausch & Lomb a stream of royalties over the next seven years for a worldwide license under Bausch & Lomb's patent for the simultaneous use of a chemical disinfecting solution with an enzyme cleaning product for contact lens care.
     During the first quarter ended March 31, 2001, a deferred tax benefit was recorded to reflect a change in the statutory tax rate associated with the company's joint venture in China. This benefit was offset by an increase in the company's minority interest expense. The tax rate for the six months ended June 30, 2001 was 35%, excluding the effect of this adjustment.

LIQUIDITY AND FINANCIAL RESOURCES

Cash Flows From Operating Activities

Cash provided by operating activities was $148 through the second quarter of 2001, compared to $173 for the same 2000 period. For 2001, lower net income, partially offset by an increase in receivables, contributed significantly to the decrease.

Cash Flows From Investing Activities

Cash provided by investing activities was $47 and $43 through the second quarters of 2001 and 2000, respectively. During the first quarter of 2001, the company exercised its option on its Netherlands guilder investment and put the majority of its equity position back to the issuer resulting in a cash inflow of $97. In the prior year, the company redeemed its remaining investment in equity securities issued by a subsidiary of a double-A rated financial institution. Spending of $38, increased $4 compared to the prior year period.

Cash Flows From Financing Activities

Through the first six months of 2001, $92 was used in financing activities primarily to repay notes and debt securitized by trade receivables. In the comparable 2000 period, $247 was used in financing activities primarily to repurchase common shares. Using the cash generated from the 1999 divestitures, the company repurchased approximately 5,100,000 shares of Common and Class B stock through the first quarter of 2000. The company completed the stock buyback programs initiated in 1998 and 1999.
     Subsequent to year-end 2000, the company's board of directors authorized the repurchase of up to 2,000,000 shares of the company's Common stock. The company has executed an agreement with a financial institution for the future purchase of such shares through one or more forward purchase transactions. Such purchases, which may have settlement dates as long as two years, can be settled, at the company's election, on a physical share, net cash or net share basis. As of June 30, 2001 the company has entered into forward purchases covering 500,000 shares.
     Subsequent to June 30, 2001, the company redeemed approximately $185 of notes payable.

Free Cash Flow

The company strives to maximize its free cash flow, defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases and the acquisition or divestiture of businesses. Free cash flow through the first six months of 2001 was $93 compared to $98 for the comparable period in 2000. The decrease is due mostly to the operational cash flow factors described above.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, was $919 at the end of the second quarter of 2001, down $79 from year-end 2000 and lower than the June 2000 amount by $108. The ratio of total debt to capital was 47.5% at the end of the second quarter of 2001 compared to 49.0% at the end of 2000 and 49.9% at June 2000. The decrease is due to the repayment of notes and debt securitized by trade receivables.
     Cash and cash equivalents totaled $749 and $790 at the end of the second quarters of 2001 and 2000, respectively, and $660 at the end of 2000. The increase in cash over year-end 2000 is primarily due to the company exercising its option to put part of its equity position back to the issuer on a Netherlands guilder investment.

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
     The debt ratings as of June 30, 2001 are at BBB- and A3 for Standard & Poor's, and Baa3 and Prime-3 for Moody's Investors Service, for long-term and short-term debt, respectively.

Working Capital

Working capital was $935 and $992 at the end of the second quarter of 2001 and 2000, respectively. At year-end 2000, working capital was $990. The decrease since year-end 2000 is due primarily to lower trade receivables offset partially by lower notes payable. The current ratio was 2.2 and 2.5 at the end of June 2001 and June 2000, respectively, and 2.2 at year end 2000.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the second quarters of both 2001 and 2000. The return on average shareholders' equity was 1.5% and 28.43 % for the twelve-month periods ended June 30, 2001 and June 24, 2000, respectively. The return on equity as of June 24, 2000 was higher due to the effect of the gain on divestiture from both the sunglass and healthcare businesses recorded in the twelve months period preceding.

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

OUTLOOK

The company expects that its revenues and operating earnings will strengthen in the second half of 2001 over the results reported year-to-date. The current volatility of the markets for a number of the company's key products and the volatility of foreign currency exchange rates, however, make it difficult for the company to set more specific expectations for the rest of the year.

     Sales of lens care products could be volatile for the remainder of this year. Total U.S. demand for all lens care products has been declining, creating lower inventory requirements for the company's retail customers. Although the company believes that excess retail inventories of its lens care products in the U.S. were significantly reduced during the second quarter, as a result of the trends in the market, the company cannot be certain when orders from its retail customers will be in balance with consumer demand. In addition, the company has noted stiffening price competition for lens care products in Japan. This, coupled with the current economic conditions in that country, could put pressure on sales in that market.

     The company anticipates that revenues from contact lens products during the second half of 2001 will continue to benefit from growing demand for its newer products, such as SofLens66 toric lenses and PureVision. Growth from those products, however, is expected to be at least partially offset by continued decline in sales of products based on older technology.

     Management anticipates continued strong year-over-year growth in sales of pharmaceutical products for the remainder of this year. Results in this product category are expected to benefit from incremental sales from the Groupe Chauvin business acquired in the third quarter of 2000, new product introductions and comparisons to similar pricing environment for the company's U.S. multi-source pharmaceutical products in the latter half of the year.

     Supply constraints for some key products suppressed second quarter sales of products for cataract surgery. Although management is taking corrective action to address these supply difficulties, sales in the second half of the year may continue to be impacted by these issues.

     The company's revenue from products for refractive surgery are likely to continue to be moderated by trends in North America, where customer demand for new capital equipment and disposables has been very soft. The company believes that a number of factors have contributed to the difficult conditions in these markets, including slowing growth in the number of refractive surgery procedures, market disruption caused by the closure of dozens of refractive surgery centers and concern over a slowing economy. The company believes these factors will continue to affect both the North American market and its sales there for some time, making it difficult to forecast results in the short-term. Outside North America, the company is enjoying robust demand for its refractive surgery products and anticipates that trend to continue.

Information Concerning Forward-Looking Statements

When used in this discussion, the words "anticipate," "should," "expect," "estimate," "project" "will" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the heading "Outlook" and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors affecting the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, the impact of competition, seasonality and general economic conditions in the global vision care and ophthalmic surgical and pharmaceutical markets where the company's businesses compete, changes in global and localized economic and political conditions, changing currency exchange rates, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the company's products, legal proceedings initiated by or against the company, the impact of company performance on its financing costs, changes in government regulation of the company's products and operations, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, the financial well-being of key customers, difficulties or delays in the development, production, testing, regulatory approval or marketing of products, the successful completion and integration of acquisitions announced by the company, the continued successful implementation of efforts in managing and reducing costs and expenses, the effect of changes within the company's organization, and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including its 2000 Annual Report on Form 10-K.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

In its quarterly report on Form 10-Q for the period ended March 31, 2001, the company reported a shareholder class action lawsuit filed April 13, 2001, in the U.S. District Court for the Western District of New York. Four other similar lawsuits were filed in both the Western and Southern Districts of New York, with the company's Chief Financial Officer, Stephen C. McCluski and then President, Carl E. Sassano, named as defendants and the class period being expanded to include shareholders who purchased company common stock between January 27, 2000 and August 24, 2000. The plaintiffs seek to represent a class of shareholders who purchased company common stock between January 27, 2000 and August 24, 2000. No substantive action has taken place in these matters. The company intends to defend itself vigorously against these claims

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Due to the termination of an interest rate swap in the first quarter of 2001, the company's floating rate assets excess over its floating rate liabilities has increased. This represents a change in the interest rate exposure as disclosed in Item 7(a) "Quantitative and Qualitative Disclosures About Market Risks," in the company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. A sensitivity analysis to measure the potential impact that a change in interest rates would have, net of hedging, on the company's net income indicates that a one percentage point decrease in global interest rates would negatively effect financial income by approximately $4.0 million on an annualized basis. There has been no material change in the company assessment of its sensitivity to foreign currency exchange rate risk since its disclosure in Item 7(a) of the company's 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders
The 2001 annual meeting of shareholders was held on May 1, 2001. The following matters were voted upon and received the votes set forth below:
1. The individuals named below were elected to three-year terms as directors.
Votes Cast
	Director	For	Withheld
	Domenico De Sole	47,404,416	945,997
	Kenneth L. Wolfe	47,724,680	761,733

Directors continuing in office are Franklin E. Agnew, William M. Carpenter, Jonathan S. Linen, Ruth R. McMullin, John R. Purcell, Linda Johnson Rice, and William H. Waltrip. Alvin W. Trivelpiece retired as a director effective May 1, 2001.

2. The election of PricewaterhouseCoopers LLP as independent accountants for 2001 was ratified, with 47,585,012 shares voting for, 705,998 shares voting against, and 195,403 shares abstaining.
Item 6.	Exhibits and Reports on Form 8-K
(a)	Item 601 Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

(b)	Reports on Form 8-K.
No 8-K reports were filed with the SEC during the second quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAUSCH & LOMB INCORPORATED

Date: August 10, 2001	By: \s\ Robert B. Stiles
Robert B. Stiles Senior Vice President and General Counsel

Date: August 10, 2001	By: \s\ Stephen C. McCluski
Stephen C. McCluski Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
S-K Item 601 No.	Document

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