Form 10-Q
period 2001-09-29
BAUSCH & LOMB INC
filed 2001-11-09
CIK 10427

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File
September 29, 2001	Number: 1-4105

BAUSCH & LOMB INCORPORATED

(Exact name of registrant as specified in its charter)

New York	16-0345235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares of Common stock of the registrant outstanding as of September 29, 2001 was 53,616,939, consisting of 53,158,749 shares of Common stock and 458,190 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

The accompanying unaudited interim consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries have been prepared by the company in accordance with the accounting policies stated in the company's 2000 Annual Report on Form 10-K and should be read in conjunction with the Notes To Financial Statements appearing therein, and are based in part on approximations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America have been included in these unaudited interim consolidated financial statements. Certain prior year balances have been reclassified to conform to the current year presentation.
BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
	Third Quarter Ended		Nine Months Ended
Dollar Amounts In Millions - Except Per Share Data	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000

Net Sales	$433.7	$443.2	$1,259.9	$1,307.3

Costs And Expenses
Cost of products sold	190.4	180.6	563.5	547.6
Selling, administrative and general	178.4	172.0	532.9	510.4
Research and development	29.0	28.1	90.5	81.6
Purchased in-process research and development	-	23.8	-	23.8
Restructuring charges and asset write-offs	-	(2.1)	16.9	(2.1)
Other expense	-	-	-	8.4
	397.8	402.4	1,203.8	1,169.7
Operating Income	35.9	40.8	56.1	137.6

Other (Income) Expense
Interest and investment income	(19.5)	(14.0)	(43.7)	(42.9)
Interest expense	13.0	16.6	47.7	50.8
Loss / (gain) from foreign currency, net	0.8	(3.0)	(7.6)	(10.3)
Other income	-	-	-	(23.6)
	(5.7)	(.4)	(3.6)	(26.0)

Income Before Income Taxes And Minority Interest	41.6	41.2	59.7	163.6
Provision for income taxes	14.6	23.1	19.8	66.5

Income Before Minority Interest	27.0	18.1	39.9	97.1
Minority interest in subsidiaries	3.7	3.4	11.0	8.6

Income From Operations Before Change In Accounting
Principle	23.3	14.7	28.9	88.5
Change in accounting principle, net of taxes	-	-	0.3	-

Net Income	$ 23.3	$ 14.7	$ 29.2	$ 88.5

Basic Earnings Per Share:
Income from operations before change in accounting
principle	$ 0.43	$ 0.28	$ 0.54	$ 1.63
Change in accounting principle, net of taxes	-	-	-	-
	$ 0.43	$ 0.28	$ 0.54	$ 1.63
Average shares outstanding - basic (000s)	53,619	53,363	53,570	54,400

Diluted Earnings Per Share:
Income from operations before change in
accounting principle	$ 0.43	$ 0.27	$ 0.54	$ 1.60
Change in accounting principle, net of taxes	-	-	-	-
	$ 0.43	$ 0.27	$ 0.54	$ 1.60
Average shares outstanding - diluted (000s)	53,721	53,942	53,710	55,166

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES BALANCE SHEETS
	September 29,	December 30,
Dollar Amounts In Millions	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$ 639.2	$ 660.3
Other investments, short-term	43.3	167.4
Trade receivables, less allowances
of $25.1 and $24.9, respectively	359.4	417.2
Inventories, net	254.6	247.7
Deferred income taxes	152.8	153.4
Other current assets	145.4	153.1
	1,594.7	1,799.1

Property, Plant And Equipment, net	469.2	494.8
Goodwill And Other Intangibles,
less accumulated amortization
of $207.3 and $171.1, respectively	817.0	815.7
Investments And Other Assets	109.1	129.7
Total Assets	$2,990.0	$3,239.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable	26.7	32.6
Current portion of long-term debt	75.9	202.6
Accounts payable	62.7	70.0
Accrued compensation	67.3	79.7
Accrued liabilities	390.0	354.4
Federal, state and foreign income taxes payable	52.9	69.4
	675.5	808.7

Long-Term Debt, less current portion	710.6	763.1
Deferred Income Taxes	293.7	313.0
Other Long-Term Liabilities	91.7	98.1
Minority Interest	214.7	217.0
Total Liabilities	1,986.2	2,199.9

Shareholders' Equity
Common stock, par value $0.40
per share, 60,198,322 shares issued	24.1	24.1
Class B stock, par value $0.08 per share,
569,799 and 596,349 shares issued, respectively	-	-
Capital in excess of par value	96.1	94.0
Common and Class B stock in treasury,
at cost, 7,163,700 and 7,321,559 shares, respectively	(364.5)	(370.8)
Retained earnings	1,283.5	1,295.9
Accumulated other comprehensive income	(27.8)	2.1
Other shareholders' equity	(7.6)	(5.9)
Total Shareholders' Equity	1,003.8	1,039.4
Total Liabilities And Shareholders' Equity	$2,990.0	$3,239.3

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF CASH FLOWS
	Nine Months Ended
Dollar Amounts In Millions	September 29, 2001	September 23, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 29.2	$ 88.5
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation	77.2	77.2
Amortization	36.2	31.0
Restructuring charges and asset write-offs	16.9	(2.1)
Purchased in-process research and development	-	23.8
Gain from sale of investments available-for-sale	(12.6)	-
Loss on retirement of fixed assets	1.6	8.3
Changes in assets and liabilities:
Trade receivables	63.4	(3.3)
Inventories	(9.3)	17.9
Deferred income taxes	(19.9)	2.9
Other current assets	23.4	(27.9)
Accounts payable and accruals	(24.3)	(2.2)
Income taxes payable	(23.8)	28.1
Other long-term liabilities	(9.3)	(21.0)
Net cash provided by operating activities	148.7	221.2

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(55.8)	(60.8)
Net cash paid for acquisition of businesses	(9.4)	(208.8)
Proceeds from liquidation of other investments	97.3	171.8
Cash received from sale of investments available-for-sale	29.5	-
Other	(10.9)	(46.0)
Net cash provided by (used in) investing activities	50.7	(143.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of Common and Class B shares	(0.7)	(251.1)
Exercise of stock options	5.1	26.8
Net proceeds from (repayments of) notes payable	3.8	(4.6)
Net (repayments of) proceeds from long-term debt	(179.9)	9.1
Payment of dividends	(41.6)	(43.3)
Net cash used in financing activities	(213.3)	(263.1)
Effect of exchange rate changes on cash and cash
equivalents	(7.2)	(13.2)

Net decrease in cash and cash equivalents	(21.1)	(198.9)
Cash and cash equivalents - beginning of period	660.3	827.1

Cash and cash equivalents - end of period	$639.2	$628.2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 58.5	$ 68.2
Income taxes	$ 41.7	$ 49.4

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

NOTE A:     Inventories, net

Inventories consisted of the following:

	September 29,	December 30,
	2001	2000
Raw materials and supplies	$ 58.4	$ 57.5
Work in process	31.8	28.0
Finished products	164.4	162.2
	$254.6	$247.7

NOTE B:     Property, Plant And Equipment, net

Major classes of property, plant and equipment consisted of the following:

	September 29,	December 30,
	2001	2000
Land	$ 14.9	$ 13.8
Buildings	232.3	224.4
Machinery and equipment	798.2	795.8
Leasehold improvements	26.4	30.1
	1,071.8	1,064.1

Less: Accumulated depreciation	(602.6)	(569.3)
	$ 469.2	$ 494.8

NOTE C:      Comprehensive Income

The following tables summarize components of comprehensive income for the quarters and nine months ended September 29, 2001 and September 23, 2000:

Third Quarter Ended
	September 29, 2001			September 23, 2000
	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount
Foreign currency translation
adjustments	$(10.6)	-	$(10.6)	$(19.0)	-	$(19.0)
Net gain on cash flow hedges	0.2	$(0.1)	0.1	-	-	-
Unrealized holding (loss) gain on
available for sale securities	(2.8)	1.0	(1.8)	24.1	-	24.1
Reclassification adjustment for
net gains realized in net earnings	(14.0)	4.9	(9.1)	-	-	-
Other comprehensive (loss) income	$(27.2)	$ 5.8	(21.4)	$ 5.1	-	5.1
Net income			23.3			14.7
Total comprehensive income			$ 1.9			$19.8

	Nine Months Ended
	September 29, 2001			September 23, 2000
	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount
Foreign currency translation
adjustments	$(19.5)	-	$(19.5)	$(38.0)	-	$(38.0)
Transition adjustment	(1.8)	$0.6	(1.2)	-	-	-
Net loss on cash flow hedges	(0.8)	0.4	(0.4)	-	-	-
Reclassification adjustment into earnings for net gain on cash flow hedges	(0.2)	-	(0.2)	-	-	-
Unrealized holding gain on available for sale securities	5.0	(1.0)	4.0	24.1	-	24.1
Reclassification adjustment for net gains realized in net earnings	(19.4)	6.8	(12.6)	-	-	-
Other comprehensive loss	$(36.7)	$6.8	(29.9)	$(13.9)	-	(13.9)
Net income			29.2			88.5
Total comprehensive (loss) income			$ (0.7)			$74.6

NOTE D:      Restructuring and Exit Activities

2000 Program

In December 2000, the company's board of directors approved a comprehensive restructuring plan that would facilitate the company's realignment as an integrated operating company with centralized management of R&D and supply chain operations and with commercial operations managed on a regional basis. The restructuring plan was implemented in two phases due to the anticipated timing of communication to employees and overall implementation schedule. As a result, a pre-tax amount of $42.7 was recorded during the fourth quarter of 2000 for Phase I of the restructuring and for asset write-offs. During the first quarter of 2001, a pre-tax amount of $16.9 was recorded for Phase II of the restructuring and additional asset write-offs.
     The following table summarizes the activity for Phase I and Phase II of the restructuring plan:
	Severance and all other expenses	Asset write- offs	Total

Net charge during 2000	$22.3	$20.4	$42.7
Asset write-offs during 2000	-	(20.4)	(20.4)
Cash payments during 2000	(0.7)	-	(0.7)
Remaining reserve at December 30, 2000	$21.6	$ -	$21.6

Net charge during 2001	$10.4	$ 6.5	$16.9
Asset write-offs during 2001	-	(6.5)	(6.5)
Cash payments during 2001	(16.0)	-	(16.0)
Remaining reserve at September 29, 2001	$16.0	$ -	$16.0

     The restructuring actions will result in the termination of approximately 800 employees in Phase I and Phase II combined. As of September 29, 2001, 623 employees have been terminated under this restructuring plan with $16.7 of related costs being charged against the liability. Actions in this restructuring plan are expected to be substantially completed by the end of 2001.

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

	Employee Severance	Other	Total

Acquisition accrual	$ 2.6	$ 0.4	$ 3.0
Cash payments during 2000	(0.3)	-	(0.3)
Remaining reserve at December 30, 2000	$ 2.3	$ 0.4	$ 2.7

Additional accruals Cash payments during 2001	$11.1 (7.6)	$ 0.1 (0.4)	$11.2 (8.0)
Remaining reserve at September 29, 2001	$ 5.8	$ 0.1	$ 5.9

     The acquisition accrual at December 30, 2000 related to the cost of terminating employees in R&D, selling and administration. The other costs represented leasehold and vehicle lease termination payments. Additional accruals were recorded for the nine months ended September 29, 2001 resulting in an adjustment to goodwill representing additional closures and consolidations of functions and locations to be completed by December of 2002. As of September 29, 2001, 123 employees had been terminated.

NOTE E:    Business Segment Information

In the prior year, the company announced a reorganization from a product line structure to a regionally based management structure for commercial operations. The research and development and product supply functions were also realigned and are managed on a global basis. The change in the structure was effective on January 1, 2001. The company's segments are comprised of the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research, Development and Engineering organization and the Global Supply Chain organization.

     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. The accounting policies used to generate segment results are the same as the company's overall accounting policies. Inter-segment sales were $127.5 and $378.2 for the quarter and nine months ended September 29, 2001, respectively. All inter-segment sales have been eliminated upon consolidation.

     The following tables present sales and operating income by business segment for the quarters and nine months ended September 29, 2001 and September 23, 2000, respectively. The prior year has been restated to conform to the new management reporting structure. The restructuring reserve adjustment and asset write-offs for the nine months ended September 29, 2001 are described in Note D: Restructuring and Exit Activities. During the third quarter of 2000, the company reduced the 1999 reserve by a net amount of $2.1. Purchase accounting adjustments relate to Groupe Chauvin in Note H: Acquisitions. Other expense is described in Note F: Other Expense.
	Third Quarter Ended
	September 29, 2001		September 23, 2000
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$213.2	$ 53.8	$238.4	$ 64.5
Europe	138.0	26.1	107.2	18.5
Asia	82.5	21.9	97.6	30.1
Research, Development & Engineering	-	(34.5)	-	(32.0)
Global Supply Chain	-	(19.3)	-	(7.1)
	433.7	48.0	443.2	74.0
Corporate administration	-	(9.3)	-	(10.5)
Former Chief Executive Officer severance accrual	-	(2.8)	-	-
Purchase accounting adjustments	-	-	-	(24.8)
Restructuring reserve adjustment	-	-	-	2.1
	$433.7	$ 35.9	$443.2	$ 40.8

	Nine Months Ended
	September 29, 2001		September 23, 2000
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$ 595.0	$ 129.6	$ 713.8	$225.0
Europe	430.2	81.0	328.5	55.1
Asia	234.7	55.7	265.0	73.0
Research, Development & Engineering	-	(105.9)	-	(92.9)
Global Supply Chain	-	(54.3)	-	(50.3)
	1,259.9	106.1	1,307.3	209.9
Corporate administration	-	(30.3)	-	(41.2)
Former Chief Executive Officer severance accrual	-	(2.8)	-	-
Purchase accounting adjustments	-	-	-	(24.8)
Restructuring reserve adjustment and asset write-offs	-	(16.9)	-	2.1
Other expense	-	-	-	(8.4)
	$1,259.9	$ 56.1	$1,307.3	$137.6

NOTE F:      Other Expense

Other expense of $8.4 for the nine months ended September 23, 2000 consisted of direct and incremental costs of $3.7 related to a proposed acquisition and $4.7 related to the settlement of litigation.

     Bausch & Lomb commenced a cash tender offer for all of the outstanding shares of Wesley Jessen VisionCare, Inc. for approximately $692.0 on April 13, 2000. The company subsequently increased the tender offer to $723.0 on May 9, 2000. On May 30, 2000, the company withdrew its offer to acquire Wesley Jessen due to a competing, and significantly higher, offer by the eye-care unit of Novartis. Direct and incremental costs associated with the proposed combination consisted of fees paid to outside legal and financial advisors.

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

NOTE H:      Acquisitions

Groupe Chauvin

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

     Management is primarily responsible for estimating the fair value of assets and liabilities obtained through acquisitions and have conducted due diligence in determining fair values. Management made estimates and assumptions at the time of the acquisition that affect the reported amounts of assets, liabilities and expenses, including IPR&D, resulting from such an acquisition. Actual results could differ from those amounts. During the nine months ended September 29, 2001, the accrual for acquisition related activities was increased by $11.2 and is described in Note D: Restructuring and Exit Activities. There were no other material changes to estimated fair values of assets and liabilities.

Pharmos Corporation

Subsequent to September 29, 2001, the company announced the acquisition of all rights to the loteprednol etabonate ophthalmic pharmaceutical products of Pharmos Corporation. The company has paid an initial amount of approximately $25.0 in cash for rights to two prescription anti-inflammatory ophthalmic drops, Lotemax and Alrex, manufactured and marketed by the company under a previous marketing agreement. The company has agreed to pay additional amounts, up to approximately $24.0, depending on market introduction of a new product currently in the clinical trial stage and the future revenues generated from this product.

NOTE I:      Other Investments, Short-Term

Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", certain investments are classified as available-for-sale. Accordingly, unrealized holding gains and losses, net of taxes, are excluded from income and recognized as a component of accumulated other comprehensive income. The fair value of these investments is determined based on market prices. At the end of the third quarter of 2001, the company owned common stock in Charles River Laboratories, Inc. which represents the retention of a minority equity interest from the sale of the Charles River Laboratories business during 1999, as reported in the company's Form 10-K for the year ended December 25, 1999. During the first and third quarters of 2001, approximately 500,000 shares or 22% and 700,000 shares or 29% of the company's original equity interest, were sold resulting in realized gains of $3.5 and $9.1, net of taxes, respectively. At the end of the third quarter of 2001, the remaining investment was valued at $43.3. A resulting unrealized holding loss, net of taxes, of $1.8 and an unrealized holding gain, net of taxes, of $4.0 for the quarter and nine months ended September 29, 2001, respectively, was recorded as reflected in Note C: Comprehensive Income.

NOTE J:      Accounting for Derivatives and Hedging Activities

Effective January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133", collectively referred to as SFAS No. 133. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on their designation as a hedge of a particular exposure.

     A transition gain of $0.3, net of taxes, was recorded in the quarter ended March 31, 2001, as a cumulative adjustment to income for marking foreign currency forward contracts to fair value. This amount substantially pertains to contracts, which are utilized to offset foreign exchange exposures related to foreign currency denominated assets and liabilities. The company does not apply hedge accounting to these contracts because they are marked to market through earnings at the same time that the exposed asset/liability is remeasured through earnings; both are recorded in foreign exchange income (loss). Less than $0.1 relates to contracts designated as net investment hedges of equity investments in non-U.S. subsidiaries and cash flow hedge contracts designated to offset risks associated with inter-company loans with non-U.S. subsidiaries. In the quarter ended March 31, 2001, a transition adjustment loss of $1.8 was recorded in other comprehensive income related primarily to an interest rate swap designated as a cash flow hedge to offset risks associated with interest payments on a variable-rate lease.

     For effective fair value hedge transactions in which the company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. As of January 1, 2001, the company had one interest rate swap agreement with a notional amount of $85.0 that was designated as a fair value hedge of floating interest rate exposures. This interest rate swap was terminated in the quarter ended March 31, 2001. During the quarter ended September 29, 2001, the company terminated and then entered into two interest rate swap agreements with total notional amounts of $279.6 that are designated as fair value hedges of floating interest rate exposures.

     For cash flow hedge transactions in which the company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. A loss of less than $0.1 for the third quarter and a net gain of $0.2 year to date were reclassified from other comprehensive income into earnings. An estimated $0.4 net loss is to be reclassified into earnings within the next twelve months. In general, the forward exchange contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception. For derivatives designated as hedging instruments for hedges of foreign currency exposures of net investments in non-U.S. subsidiaries, a net after-tax loss of $37.7 for the quarter ended September 29, 2001, was included in the cumulative translation adjustment.

NOTE K:      New Accounting Pronouncements

During May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". EITF No. 00-14 addresses the income statement classification of various sales incentives. In April 2001, the transition date was revised and the consensus will be effective for the first quarter of 2002. The company has determined that the adoption of EITF Issue No. 00-14 will not have a material effect on its financial position.

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 provides guidance on the accounting for a business combination at the date the combination is completed. It changes the current accounting guidance by eliminating the pooling-of-interests method and requiring the use of the purchase method of accounting for business combinations. It also provides new criteria that determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after the acquisition is complete. The most substantive change represented by this statement is that goodwill will no longer be amortized; instead, it will be tested for impairment at least annually. The statement applies to existing goodwill and intangible assets, beginning with the company's fiscal year beginning December 30, 2001. Goodwill and certain intangible assets acquired in transactions completed after June 30, 2001 will not be amortized. The company adopted SFAS No. 141 in the third quarter of 2001 with no effect on the company's financial position. The company will adopt SFAS No. 142 in the fiscal year beginning December 30, 2001 and is still evaluating the effect on the company's financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company will adopt SFAS No. 143 in the fiscal year beginning December 29, 2002 and is still evaluating the effect on the company's financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The company will adopt SFAS No. 144 in the fiscal year beginning December 30, 2001 and has determined that adoption will not have a material effect on its financial position.

NOTE L:      Other Matters

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

     On April 13, 2001, a shareholder class action lawsuit was filed in the U.S. District for the Western District of New York. Four other similar lawsuits were filed in both the Western and Southern Districts of New York, with the company's Chief Financial Officer, Stephen C. McCluski, and former Chairman and Chief Executive Officer, William M. Carpenter, and former President, Carl E. Sassano, named as defendants. The complaints allege that the value of the company's stock was inflated artificially by alleged false and misleading statements about expected financial results. The plaintiffs seek to represent a class of shareholders who purchased company common stock between January 27, 2000 and August 24, 2000. On October 15, 2001 all lawsuits were consolidated in the United States District Court for the Western District of New York. No substantive action has taken place in this matter. The company intends to defend itself vigorously against these claims.

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

     The company reported operating income of $36 and $56 for the third quarter and nine months ended September 29, 2001, respectively, compared to $41 and $138 for the same periods in 2000. The company's operating income for each of the periods presented was impacted by several different items.

     A severance accrual of $3 for the company's former Chief Executive Officer recorded in the third quarter of 2001 and restructuring charges and asset write-offs of $17 recorded in the first quarter of 2001, reduced operating income by $3 and $20 for the third quarter and nine months ended September 29, 2001, respectively. Purchase accounting adjustments of $24 related to IPR&D and $1 for inventory step-up offset by $2 reversal of restructuring charges related to the 1999 program recorded in the third quarter of 2000 and $8 for other significant charges associated with a failed acquisition attempt and the settlement of litigation recorded in the second quarter of 2000, reduced operating income by $23 and $31 for the third quarter and nine months ended September 23, 2000, respectively.

     Unless otherwise noted, discussion in the Continuing Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations is on a comparable basis in both years which excludes the former CEO's severance accrual, restructuring charges and asset write-offs, acquisition costs and other significant charges.

OPERATIONS

Net Sales By Business Segment and Geographic Region

Total net sales for the third quarter and nine months ended September 29, 2001 were $434 and $1,260, respectively. This represents a $10 or 2% decrease for the quarter from 2000 and a $47 or 4% decrease from the prior year. On a constant dollar basis (excluding the effect of foreign currency exchange rates) revenue remained flat for the quarter and on a year to date basis.

     The Americas segment revenues for the quarter were $213, a decline of $25 or 11% compared to the prior year. Year to date, revenues declined $119 or 17% from 2000. The majority of the decline is due to a reduction in lens care inventory carrying requirements, lower demand for older-technology lenses, competitive pressure to lower pricing levels of generic pharmaceuticals during the second half of 2000, product supply problems in the cataract business, and softness in the U.S. economy leading to delays in purchases of refractive equipment and consumer postponement of elective surgery.

     The Asia segment revenues totaled $82 for the quarter and $235 for the first nine months of 2001, a decrease from the prior year of 15% and 11%, respectively. In constant dollars, the decrease was 9% and 3% for the quarter and year to date, respectively. These decreases are primarily due to the weak economic conditions in Japan.

     The revenues in the Europe segment were $138 for the quarter, an increase of 29% in actual and constant dollars. Year to date, revenues were $430, an increase of 31% in actual dollars and 39% in constant dollars. Excluding revenues attributable to the acquisitions of Groupe Chauvin and Woehlk, Europe segment revenues for the quarter increased 9% in actual and constant dollars, and on a year to date basis increased 3% and 9% in actual and constant dollars, respectively. Revenues in Germany were $42 for the quarter and $131 year to date, an increase of 33% and 28 % over the prior year, respectively, primarily due to incremental revenue from Woehlk.

     Sales in markets outside the U.S. totaled $241 in the third quarter of 2001, an increase of $23 or 11% for the quarter compared with the 2000 period. Year to date, revenues were $723, an increase of $92 or 15% compared with the 2000 period. Sales outside the U.S. for the quarter represented approximately 56% of consolidated revenues in 2001 and 49% in 2000. Excluding the impact of currency, revenues outside the U.S. increased 14% and 22% for quarter and year to date, respectively.

     U.S. sales totaled $193 for the third quarter, a decrease of $33 or 15% from the comparable quarter period in 2000. Year to date, U.S. sales totaled $537, a decrease of $139 or 21%.

     The following table presents sales by major product lines for the quarters and nine months ended September 29, 2001 and September 23, 2000.
	Third Quarter Ended		Nine Months Ended
	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000

Lens Care	$118	$128	$ 322	$ 373
Contact Lens	127	131	358	373
Pharmaceutical	89	71	254	214
Cataract	70	74	223	224
Refractive	30	39	103	123
Total Revenues	$434	$443	$1,260	$1,307

Lens Care Revenues

Revenues for lens care products were $118 for the third quarter of 2001, a decrease of 8% compared to the same period last year. In constant dollars, sales decreased by 6% compared to the same period last year. Year to date, revenues were $322, a decrease of 14% from the prior year. Sales of lens care products in the Americas segment decreased 8% for the quarter while lens care sales in Asia and Europe segments combined decreased 7% and 4% in actual and constant dollars, respectively. The decline in the Americas was driven by the continued impact of trade customers' reductions in lens care inventory carrying requirements. Growth in Europe due to incremental sales from acquisitions were more than offset by weakness in the results for Japan, where sales trends have been disrupted due to the soft economy.

Contact Lens Revenues

Contact lens product revenues were $127 for the third quarter of 2001, a decrease of 4% as compared to 2000. In constant dollars, contact lens revenue was essentially flat for the quarter. Year to date, revenues were $358, a decrease of 4% from the prior year. In the Americas segment, contact lens sales were down 10% and 9% in actual and constant dollars, respectively, for the quarter, with strong sales of SofLens66 toric and PureVision more than offset by declines in older-technology lenses and the impact of changes in currency exchange rates. Sales of contact lenses in Asia and Europe segments combined remained flat in actual dollars and increased 5% in constant dollars for the third quarter. Constant dollar gains in Asia and Europe were partially driven by incremental sales from the acquisition of Woehlk in Europe and strong sales of planned replacement and disposable lenses in portions of Asia, which were partially offset by the weak economic conditions in Japan.

Pharmaceutical Revenues

Revenues for pharmaceutical products were $89 for the third quarter, an increase of 25% from the same period last year. Excluding the impact of currency, revenues were up 24% compared to the third quarter of the prior year. Year to date, revenues were $254, an increase of 19% and 21% over the prior year in actual and constant dollars, respectively. In the Americas segment, pharmaceutical revenues were up 4% for the quarter and down 14% year to date. The results for the quarter reflect good revenue growth in the multi-source business. In the U.S., the company's anti-inflammatory ophthalmic drops, Lotemax and Alrex, continue to gain market share. Year to date results reflect lower pricing levels in 2001 as a result of competitive pressure in the Americas, which drove down pricing in the company's generic business in the second half of 2000. In Europe, pharmaceuticals sales were up significantly for the third quarter and year to date, primarily as a result of incremental revenues from the acquisition of Groupe Chauvin, as well as modest constant dollar growth in sales of the company's other pharmaceutical product lines.

Cataract Revenues

Revenues from the company's cataract products for the third quarter of 2001 were $70, a 6% decrease compared to the same period in 2000. Revenues on a year to date basis were $223 or flat compared to the same period in 2000. Excluding the impact of currency, revenues decreased 5% for the quarter and increased 2% year to date. Cataract sales in the Americas segment were down 11% for the quarter. This decrease is driven by the continuation of supply constraints for key products, softness in the U.S. economy and reductions in the number of cataract procedures performed in the U.S. Third quarter sales of cataract products outside the Americas were up 3% and 5% in actual and constant dollars, respectively.

Refractive Revenues

Refractive products for the third quarter of 2001 provided $30 in revenue, a 22% decrease over the same period in 2000. Year to date, revenues were $103, a decrease of 17% from the prior year. Excluding the impact of currency, revenues decreased 21% and 15% for the quarter and year to date, respectively. The decline was driven by the U.S. market where the softness in the U.S. economy has led to fewer openings of surgical centers, surpluses of used equipment, delays in capital expenditures and consumer postponement of elective surgery. Combined revenues in Europe and Asia increased 17% in constant dollars for the quarter due in part to strong demand for our Zyoptix system for customized ablation procedures.

Costs & Expenses and Operating Earnings

The ratio of costs of products sold to sales was 44% during the third quarter of 2001, versus 41% for the same period of 2000. For the nine-month period, this ratio was 45% in 2001 compared to 42% in 2000. A substantial portion of the margin decline from the prior year resulted from the impact of changes in currency exchange rates. The remaining decrease in margins is essentially a result of the U.S. businesses; in particular, significantly lower sales in the U.S. refractive category and the decline in the U.S. lens care category.

     Selling, administrative and general expenses, including corporate administration, were 41% of sales in the third quarter of 2001 compared to 39% in 2000. Year to date, these expenses were 42% versus 39% in the same period of 2000. These results reflect increased expenses, including amortization, associated with the acquired European businesses over a lower year-over-year sales base. These higher expenses were partially mitigated by administrative savings realized through restructuring and continued control over discretionary spending.

     Research and development expenses totaled $29 in the third quarter of 2001, an increase of $1 over 2000. This represented 7% of sales in 2001, up from 6% in 2000. Year to date, the ratio was 7% versus 6% in 2000. The increase in research and development spending was primarily related to the company's development of new applications for the Envision TD implant technology for treating retinal and other diseases of the back of the eye.

     Operating earnings for the third quarter of 2001 decreased $25, to $39, representing 9% of net sales versus 14% from the prior year period. Year to date, operating earnings at $76 were down $93 compared to 2000. The decline in operating earnings was primarily the result of lower sales levels as well as the factors described above.

Other Income And Expenses

Discussion of amounts in this section is on an as reported basis and includes one-time or non-recurring events.

     Income from investments totaled $20 and $44 for the third quarter and nine months ended September 29, 2001, an increase of $6 and $1 compared to the same periods in 2000. This increase reflects a gain on the sale of Charles River stock of $14 and $19 for the quarter and nine months ended September 29, 2001, respectively, offset by lower average investment levels and investment rates. Interest expense of $13 and $48 for the third quarter and nine months ended September 29, 2001 decreased $4 and $3, respectively, compared to the same periods in 2000, primarily due to lower average debt levels and interest rates.

     Currency fluctuations within certain investment portfolios, resulted in a foreign currency loss of $1 during the third quarter of 2001, compared to a gain of $3 in the comparable prior year period.

     Other income for the nine months ended September 23, 2000 consisted of proceeds from a patent litigation settlement with Alcon. The settlement agreement resolved the patent infringement case Bausch & Lomb filed against Alcon in October 1994. Under the terms of the settlement agreement, Alcon made an up-front payment to Bausch & Lomb of $25, which was recorded as income in the first quarter of 2000. Additionally, Alcon will pay Bausch & Lomb a stream of royalties over the next seven years for a worldwide license under Bausch & Lomb's patent for the simultaneous use of a chemical disinfecting solution with an enzyme cleaning product for contact lens care.

     During the first quarter ended March 31, 2001, a deferred tax benefit was recorded to reflect a change in the statutory tax rate associated with the company's joint venture in China. This benefit was offset by an increase in the company's minority interest expense. The tax rate for the nine months ended September 29, 2001 was 35%, excluding the effect of this adjustment.

Liquidity And Financial Resources

Cash Flows From Operating Activities

Cash provided by operating activities was $149 through the third quarter of 2001, compared to $221 for the same 2000 period. For 2001, lower net income, an increase in inventories and a decrease in current income taxes payable due to the tax effect on forward exchange contracts, partially offset by a decrease in receivables, contributed significantly to the decrease.

Cash Flows From Investing Activities

Cash provided by investing activities was $51 through the third quarter of 2001 while cash of $144 was used during the same period in 2000. During the first and third quarter of 2001, the company cumulatively sold 51% of its original equity interest in the Charles River Laboratories business for $30. Also, during the first quarter of 2001, the company exercised its option on its Netherlands guilder investment and put the majority of its equity position back to the issuer resulting in a cash inflow of $97. In the prior year, the company redeemed its remaining investment in equity securities issued by a subsidiary of a double-A rated financial institution. This was entirely offset by the purchase of Groupe Chauvin, which was acquired for approximately $218, net of cash acquired. Capital spending of $56 during 2001 decreased $5 compared to the prior year period.

Cash Flows From Financing Activities

Through the first nine months of 2001, $213 was used in financing activities primarily to repay long-term debt. The company recognized an extraordinary gain of less than $.1, net of taxes, in conjunction with $183 of debt retirement during the third quarter ended September 29, 2001. In the comparable 2000 period, $263 was used in financing activities primarily to repurchase common shares. Using the cash generated from the 1999 divestitures, the company repurchased approximately 5,100,000 shares of Common and Class B stock through the first quarter of 2000. The company completed the stock buyback programs initiated in 1998 and 1999.

     Subsequent to year-end 2000, the company's board of directors authorized the repurchase of up to 2,000,000 shares of the company's Common stock. The company has executed an agreement with a financial institution for the future purchase of such shares through one or more forward purchase transactions. Such purchases, which may have settlement dates as long as two years can be settled, at the company's election, on a physical share, net cash or net share basis. As of September 29, 2001 the company has entered into forward purchases covering 750,000 shares.

Free Cash Flow

The company strives to maximize its free cash flow, defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases and the acquisition or divestiture of businesses. Free cash flow through the first nine months of 2001 was $104 compared to $101 for the comparable period in 2000. The increase is due primarily to the cash received from the sale of Charles River Laboratories stock offset by operational cash flow factors described above.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, was $813 at the end of the third quarter of 2001, down $185 from year-end 2000 and lower than the September 23, 2000 amount by $214. The ratio of total debt to capital was 44.8% at the end of the third quarter of 2001 compared to 49.0% at the end of 2000 and 49.7% at September 23, 2000. The decrease is due to the repayment of notes and long-term debt.

     Cash and cash equivalents totaled $639 and $628 at the end of the third quarters of 2001 and 2000, respectively, and $660 at the end of 2000.

Access to Financial Markets

The company maintains a $250 syndicated revolving credit facility agreement expiring in January 2004. The interest rate under this agreement is based on LIBOR, or the highest rate based on secondary CD's, Federal Funds or the base rate of one of the lending banks. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements. The company believes its existing credit facilities provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

     The debt ratings as of September 29, 2001 are at BBB- and A3 for Standard & Poor's, and Baa3 and Prime-3 for Moody's Investors Service, for long-term and short-term debt, respectively.

Working Capital

Working capital was $919 and $742 at the end of the third quarter of 2001 and 2000, respectively. At year-end 2000, working capital was $990. The decrease since year-end 2000 is due primarily to lower trade receivables, a decrease in the market value of other investments and the Charles River Laboratories and Netherlands guilder investment transactions discussed previously, offset partially by the repayment of debt. The current ratio was 2.4 and 1.9 at the end of September 2001 and September 2000, respectively, and 2.2 at year end 2000.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the third quarters of both 2001 and 2000. The return on average shareholders' equity was 2.4% and 9.5 % for the twelve-month periods ended September 29, 2001 and September 23, 2000, respectively. The return on equity as of September 23, 2000 was higher due to the effect of the gain on divestiture from both the sunglass and healthcare businesses recorded in the twelve months period preceding.

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

OUTLOOK

Third quarter results improved over the first half of the year and management expects that results for the fourth quarter will show continued improvement over this year's third quarter. Because of the current volatility of the markets for a number of the company's key products, the company is not yet ready to provide specific guidance on its future performance targets. Investors may wish to consider the following when evaluating the company's future performance.

     The overall economic environment remains uncertain. Some economists predict that recovery in consumer confidence will not occur until well into 2002. Results in the refractive market have been shown to be especially sensitive to the economic conditions, however, the rest of the company's product lines have historically been somewhat recession resistant. Company results are sensitive to currency fluctuations. To the extent that currency rates remain at their current levels, year over year comparisons should not be as dramatic as they were this year.

     The company is seeing signs that U.S. trade inventory levels for lens care products are starting to balance with consumer demand. Management made the conscious effort to bring these levels in balance to be well positioned for new product news anticipated by year-end. Any new product introductions during the fourth quarter should not significantly impact revenues until 2002. However the introductions would likely bolster the market leadership the company was able to maintain during the year. Outside the U.S., intense price competition and the soft economy in Japan could continue to put pressure on sales in the lens care market.

     Fourth quarter revenues should continue to benefit from growing demand for newer contact lens products such as SofLens66 toric lenses and PureVision. It is expected that the benefit of this growth will continue to be mitigated by the decline in older technology lenses. An anticipated approval for 30-day extended wear for the PureVision lens is not expected to significantly impact revenues in the fourth quarter.

     Revenues from products for refractive surgery in North America are likely to continue to be negatively impacted by soft demand for capital equipment and disposables. It is expected that surgeons will delay capital equipment purchases and consumers will postpone elective surgery until the economy begins to show signs of recovery. The company believes that it will be well positioned in the U.S. market when the economy starts to improve, with the anticipated approval of its Zyoptix system for customized ablations, during the second half of 2002. Outside the U.S., the refractive market remains strong and the company anticipates that trend to continue subject to global economic conditions.

     Supply constraints and product quality issues experienced earlier this year will likely continue to affect revenue from products for cataract surgery during the fourth quarter. Although management has put corrective actions in place, it may take some time to rebuild customer confidence.

     Comparisons to prior year results in the pharmaceuticals business will be on a more normalized basis as the effect from intense price competition the company faced in the middle of last year in the U.S. multi-source, or generic, business will diminish. The Groupe Chauvin acquisition also contributes full quarter results for both years.

Information Concerning Forward-Looking Statements

When used in this discussion, the words "anticipate," "should," "expect," "estimate," "project," "will," "are likely" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the heading "Outlook" and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors affecting the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, the impact of competition, seasonality and general economic conditions in the global vision care and ophthalmic surgical and pharmaceutical markets where the company's businesses compete, changes in global and localized economic and political conditions, effects of war or terrorism, changing currency exchange rates, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the company's products, legal proceedings initiated by or against the company, the impact of company performance on its financing costs, changes in government regulation of the company's products and operations, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, the financial well-being and commercial success of key customers, the performance by third parties upon whom the company relies for the provision of goods or services, the ability of the company to secure intellectual property protections, including patent rights, with respect to key technologies, difficulties or delays in the development, production, laboratory and clinical testing, regulatory approval or marketing of products, the successful completion and integration of acquisitions announced by the company, the continued successful implementation of efforts in managing and reducing costs and expenses, the effect of changes within the company's organization, including the selection and development of the company's management team and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including its 2000 Annual Report on Form 10-K.

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

The company's floating rate assets excess over its floating rate liabilities has decreased for the quarter and nine months ended September 29, 2001, primarily due to the liquidation of short-term investments and the termination of an interest rate swap entered into during the second quarter of 2001, respectively. This represents a change in the interest rate exposure as disclosed in Item 7(a) "Quantitative and Qualitative Disclosures About Market Risks," in the company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. A sensitivity analysis to measure the potential impact that a change in interest rates would have, net of hedging, on the company's net income indicates that a one percentage point decrease in global interest rates would negatively affect financial income by approximately $2.5 million on an annualized basis. There has been no material change in the company assessment of its sensitivity to foreign currency exchange rate risk since its disclosure in Item 7(a) of the company's 10-K.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

In its quarterly report on Form 10-Q for the period ended March 31, 2001, the company reported a shareholder class action lawsuit filed April 13, 2001, in the U.S. District Court for the Western District of New York. Four other similar lawsuits were filed in both the Western and Southern Districts of New York, with the company's Chief Financial Officer, Stephen C. McCluski and former Chairman and Chief Executive Officer, William M. Carpenter, and former President, Carl E. Sassano, named as defendants. The complaints allege that the value of the company's stock was inflated artificially by alleged false and misleading statements about expected financial results. The plaintiffs seek to represent a class of shareholders who purchased company common stock between January 27, 2000 and August 24, 2000. On October 15, 2001 all lawsuits were consolidated in the United States District Court for the Western District of New York. No substantive action has taken place in these matters. The company intends to defend itself vigorously against these claims.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Item 601 Exhibits.

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

(b)	Reports on Form 8-K.

On September 4, 2001, the company filed with the SEC a Current Report on Form 8-K, announcing that William H. Waltrip, Chairman, had been appointed Chief Executive Officer of the company following the resignation of William M. Carpenter, who had been Chief Executive Officer since 1997.

No financial statements were filed with the 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAUSCH & LOMB INCORPORATED

Date: November 8, 2001	By: /s/ Robert B. Stiles
Robert B. Stiles Senior Vice President and General Counsel

Date: November 8, 2001	By: /s/ Stephen C. McCluski
Stephen C. McCluski Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

S-K Item 601 No.	Document

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

(10)-a	Separation Agreement dated October 5, 2001 between Bausch & Lomb Incorporated and William M. Carpenter, former Chief Executive Officer (filed herewith).

(11)	Statement Regarding Computation of Per Share Earnings (filed herewith).