Form 10-K
period 2001-12-29
BAUSCH & LOMB INC
filed 2002-03-22
CIK 10427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

_____________________
For the fiscal year ended December 29, 2001	Commission file number 1-4105

BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)

NEW YORK	16-0345235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE BAUSCH & LOMB PLACE, ROCHESTER, NEW YORK	14604-2701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone no., including area code: (585) 338-6000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.40 par value	New York Stock Exchange
$194,600,000 6.75% Notes, Due 2004	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [ X ]       No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value (based on the consolidated tape closing price on March 1, 2002 of the voting stock held by non-affiliates of the registrant was $2,060,916,461. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and officers. Such interpretation is not intended to be, and should not be construed to be, an admission by Bausch & Lomb Incorporated or such directors or officers that such directors and officers are "affiliates" of Bausch & Lomb Incorporated, as that term is defined under the Securities Act of 1933.

The number of shares of Voting Stock of the registrant, outstanding as of March 1, 2002, was 53,886,744, consisting of 53,294,207 shares of Common stock and 592,537 shares of Class B stock, which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Parts I-IV

Bausch & Lomb Incorporated Proxy Statement dated March 22, 2002 ("Proxy Statement"). With the exception of the pages of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.

PART I
ITEM 1. BUSINESS

(a)        GENERAL DEVELOPMENT OF BUSINESS

Bausch & Lomb Incorporated is a world leader in the development, manufacture and marketing of healthcare products for the eye.

Bausch & Lomb was incorporated in the State of New York in 1908 to carry on a business which was established in 1853. Its principal executive offices are located in Rochester, New York. Unless the context indicates otherwise, the terms "Bausch & Lomb" and "company" as used herein refer to Bausch & Lomb Incorporated and its consolidated subsidiaries. Highlights of the general development of the business of Bausch & Lomb during 2001 are discussed below. Per share amounts in the remainder of this section reflect December 2001 year-to-date diluted average shares outstanding.

Revenues from continuing operations for the year ended December 29, 2001 were $1,711.9 million, a decrease of $60.5 million from 2000. Net earnings for 2001 amounted to $21.2 million, or $0.39 per share, compared to 2000 net earnings of $83.4 million, or $1.52 per share. Results for 2001 include an after tax loss on an adjustment to the disposal of discontinued operations of $21.1 million or $0.39 per share and a benefit from a change in accounting principle of $0.3 million. Income from continuing operations was $42.0 million or $0.78 per share. Results for 2000 include an extraordinary gain on the early retirement of debt of $1.4 million or $.03 per share. Income from continuing operations was $82.0 million or $1.49 per share in 2000.

In October 2001, the company announced the acquisition of all rights to the loteprednol etabonate ophthalmic pharmaceutical products of Pharmos Corporation. The company has paid an initial amount of approximately $25.5 million for rights to two prescription anti-inflammatory ophthalmic drops, Lotemax and Alrex, manufactured and marketed by the company under a previous marketing agreement. The company expects to pay additional amounts, up to approximately $24.0 million, depending on market introduction and success of a new product currently in the clinical trial stage.

In November 2001, the company purchased the ophthalmic pharmaceutical business of Fidia Farmaceutici, S.p.A. based in Italy. Fidia Oftal manufactured and marketed both over the counter and prescription products including dry eye preparations, anti-infectives, ointments, viscoelastics, and nutraceuticals. The company also acquired products in development and Fidia's ophthalmic business outside of Italy.

In December 2001, the company's Board of Directors approved a comprehensive restructuring plan designed to reduce ongoing operating costs by eliminating approximately 700 jobs on a global basis. As of December 29, 2001, management had identified actions and notified the appropriate personnel included in Phase I of the restructuring program. As a result, a pre-tax amount of $8.3 million was recorded during the fourth quarter of 2001 for Phase I of the restructuring actions and for asset write-offs. Management anticipates recording approximately $19.5 million of additional reserves for Phase II during the first quarter of 2002.

In December 2000, the company's Board of Directors approved a comprehensive restructuring plan that would facilitate the company's realignment as an integrated operating company with centralized management of R&D and supply chain operations and with commercial operations managed on a regional basis. The restructuring plan was implemented in two phases due to the anticipated timing of communication to employees and overall implementation schedule. As a result, a pre-tax amount of $42.7 million was recorded during the fourth quarter of 2000 for Phase I of the restructuring action and for asset write-offs. During the first quarter of 2001, a pre-tax amount of $16.9 million was recorded for Phase II of the restructuring action and additional asset write-offs.

During the fourth quarter of 2001, the company reversed $4.0 million of severance and other costs that were not required. The reversal was primarily the result of costs related to employee severance being lower than originally anticipated, in addition to employee resignations. All actions related to this restructuring plan were completed as of December 29, 2001.

In February 2001, the company reached a settlement agreement in connection with an action pending in the United States District Court for the Middle District of Florida filed in June 1994 by the Florida Attorney General. The litigation subsequently included claims by the attorneys general for 31 other states and a nationwide class of consumers claiming that the company's long-standing policy of selling contact lenses only to licensed professionals was adopted in conspiracy with others to eliminate alternative channels of trade. In settling these matters, the company has admitted no liability. The settlement expense was reflected as a $15 million charge recorded in the fourth quarter of 2000.

(b)        FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Information concerning sales, operating earnings and assets attributable to each of the company's operating segments is set forth on pages A2-A4 and A25-A27 of Exhibit A to the Proxy and is incorporated herein by reference.

(c)        NARRATIVE DESCRIPTION OF BUSINESS

Operating Segments - In 2000, Bausch & Lomb announced a reorganization from a product line structure to a regionally based management structure for commercial operations. The research and development and product supply functions were also realigned and are managed on a global basis. The change in the structure was effective on January 1, 2001. The company's segments are comprised of the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research, Development and Engineering organization and the Global Supply Chain organization. Information concerning sales by segment is set forth on pages A2-A4 of Exhibit A to the Proxy and is incorporated herein by reference.

The company reports sales for each of its major product categories: contact lens, lens care, pharmaceutical, cataract and refractive. Below is a description of each product category to the extent that it is material to an understanding of the company's operations.

Contact Lens - The contact lens product category includes, among others, traditional, planned replacement disposable, daily disposable, rigid gas permeable, continuous wear and toric lenses. They are marketed to licensed eye care professionals and health product retailers by the company's sales force.

Lens Care - The lens care product category includes, among others, the company's multipurpose solutions, enzyme cleaners and saline solutions. They are marketed to licensed eye care professionals, health products retailers, independent pharmacies, drug stores, food stores and mass merchandisers by the company's sales force and distributors.

Pharmaceutical - The company manufactures and sells generic and proprietary prescription pharmaceuticals and vision accessories with a strategic emphasis in the ophthalmic field and over-the-counter (OTC) ophthalmic medications. These products are marketed by the company's sales force and distributed through wholesalers, independent pharmacies, drug stores, food stores, mass merchandisers and hospitals.

Cataract - The company manufactures and sells products and equipment for cataract and retinal surgery. Cataract products are marketed by the company's sales force to ophthalmic surgeons, hospitals, ambulatory surgery centers and distributors.

Refractive - The refractive product line includes lasers, microkeratomes, and other products and equipment used in refractive surgery. Refractive products are marketed by the company's sales force to ophthalmic surgeons, hospitals, ambulatory surgery centers and distributors.

Suppliers and Customers - Materials and components for each of the company's product categories are purchased from a wide variety of suppliers; the loss of any one supplier would not adversely affect the company's business to a significant extent. No material part of the company's business, taken as a whole, is dependent upon a single or a few customers.

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

In the lens care product category, the company has developed significant consumer and eye care professional recognition of products sold under the Bausch & Lomb, ReNu, ReNu MultiPlus, Sensitive Eyes, and Boston trademarks. In the contact lens product line, Bausch & Lomb, Medalist, Boston, Optima FW, Purevision, and SofLens trademarks receive substantial recognition from consumers and eye care professionals. Bausch & Lomb, Dr. Mann Pharma, Chauvin, Laboratoire Chauvin, Opcon-A, Ocuvite, Ocuvite Preservision and Vitrasert are trademarks receiving substantial consumer recognition in the pharmaceutical product line. Bausch & Lomb, Millennium and Hydroview are trademarks receiving substantial professional recognition in the cataract product category. In the refractive product line, the company has developed substantial professional recognition of products sold under the Hansatome, Orbscan, Technolas, and Zyoptix trademarks.

Seasonality and Working Capital - The nature of the products sold is not significantly impacted by seasonality issues. In general, the working capital requirements in each of the company's segments are typical of those businesses.

Competition and Markets - The company markets each of its product categories throughout the world. Each category is highly competitive in both U.S. and non-U.S. markets. For all products, the company competes on the basis of product performance, quality, technology, price, service, warranty and reliability.

Research and Development - Research and development constitutes an important part of the company's activities. The company's research and development expenditures included in continuing operations totaled $122 million in 2001, as compared to $122 million in 2000 and $98 million in 1999.

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

Environment - Although the company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 2001 and are not anticipated to be material for 2002 or 2003.

Number of Employees - The company employed approximately 11,600 persons as of January 1, 2002.

(d)        FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Information as to sales and long-lived assets attributable to U.S. and non-U.S. geographic regions is set forth on pages A3-A4 and page A27 of Exhibit A to the Proxy and is incorporated herein by reference.

ITEM 2. PROPERTIES

The principal physical properties (and their primary functions) of the company at March 1, 2002 are listed below. Except where otherwise indicated by footnote, all properties shown are held in fee and are not subject to major encumbrances. The company considers that its facilities are suitable and adequate for the operations involved. All facilities are being productively utilized. Unless otherwise noted, all properties used for manufacturing are within the Global Supply Chain Segment, all properties used for R&D are within the Research, Development and Engineering Segment, and all properties used for Warehouse/Distribution or Sales/Administration/Office are within the Commercial Segment (Americas, Europe or Asia) where such property is located. Properties may house the functions of multiple segments.
	Manufacturing	R&D	Warehouse/ Distribution	Sales/Administration/ Office
Rochester, NY (Optics Center)(1)	X	X		X
Greenville, SC (2)	X		X	X
Waterford, Ireland (1)	X		X	X
Milan, Italy (2)	X		X	X
Beijing, China	X		X	X
Hoofdoorp, Netherlands (1)			X	X
Livingston, Scotland (1)	X		X	X
Tokyo, Japan (1)			X	X
Sarasota, FL	X			X
Lynchburg, VA (1)			X	X
Wilmington, MA (1)	X			X
Kingston Upon Thames, UK				X
Taikoo Shing, Hong Kong (1)				X
Fanling, Hong Kong (1)			X
Umsong-Gun(Seoul), Korea (2) (3)	X			X
Madrid, Spain	X		X	X
North Ryde, Australia (1)			X	X
Bhiwadi, India	X
Mississauga, Canada (1)			X	X
Rudolstadt, Germany	X		X
Schonkirchen, Germany	X		X	X
Lyon, France (1)			X	X
Montpellier, France (1)		X		X
Schiphol, Netherlands (1)			X	X
Aubenas, France (2)	X			X
Porto Alegre, Brazil (3)	X		X	X
Tampa, FL (2)	X	X	X	X
Romford, UK (1)	X	X	X	X
Berlin, Germany	X	X	X	X
St. Louis, MO (2)	X	X	X	X
Clearwater, FL	X			X
Earth City, MO (1)			X
San Dimas, CA (1)	X	X		X
Manchester, MO	X
Munich, Germany (1)	X	X	X	X
Heidelberg, Germany (1)	X		X	X
Salt Lake City, UT (1)		X		X
Miami, FL (1)	X
Rochester, NY (Headquarters) (1)				X

(1)    Leased space
(2)    Includes both owned and leased properties.
(3)    Manufacturing function reports to the Commercial Segment of such peroperty's region.

ITEM 3. LEGAL PROCEEDINGS

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

The company is currently involved in several pending patent proceedings relating to its PureVision contact lens product line. Specifically, CIBA Vision Corporation and related entities have commenced four separate actions against the company in the United States and abroad alleging that the PureVision lens product infringes intellectual property held by them. The first of these suits was filed on March 8, 1999 in U.S. District Court for the Northern District of Georgia, followed by other suits commenced in the Federal Court of Melbourne, Australia (filed on February 29, 2000), the U.S. District Court for the District of Delaware (filed on May 3, 2001), and the Administrative Court of Duesseldorf, Germany (filed on September 7, 2001). Each of these suits is in various stages of the discovery process. The company intends to defend itself vigorously against these claims. On November 6, 2001, the company filed a patent infringement lawsuit against CIBA Vision Corporation in the U.S. District Court for the Western District of New York relative to a patent the company holds for hydrogel lenses. CIBA Vision Corporation has filed a motion for summary judgement in this action. The Court is scheduled to hear the summary judgement motion on April 12, 2002. The company intends to pursue vigorously its claims against CIBA Vision Corporation in this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of March 1, 2002), positions and offices held by and a brief account of the business experience during the past five years of each executive officer.
Name and Age	Position
Ronald L. Zarrella (52)

Chairman and Chief Executive Officer since November 2001; Executive Vice President and President, General Motors North America, General Motors Corporation (1998-2001); Vice President and Group Executive, North American Vehicle Sales, Service and Marketing Group, General Motor Corporation (1994-1998).

Gary M. Aron (59)

Senior Vice President, Research, Development & Engineering since 2000; Vice President, Global Scientific Affairs, Vision Care/Surgical (1998-2000); Vice President, Global Scientific Affairs, Vision Care (1997); Vice President, Global Research & Development, Personal Products Division (1996).

Alan H. Farnsworth (49)

Senior Vice President and President, Europe, Middle East and Africa Region since June 2001; Corporate Vice President, Pharmaceuticals/Europe (2000-June 2001); Vice President, Corporate Development (1997-2000); Staff Vice President, Corporate Development (1995-1996).

Dwain L. Hahs (49)

Senior Vice President, Global Supply Chain Management since 2000; Senior Vice President and President, Global Vision Care (November 1999-October 2000); Special Assistant to the President (October 1999-November 1999); President, Ray Ban Sun Optics, Luxottica Group SpA (June 1999-September 1999); Executive Vice President and President - Eyewear (April 1997-June 1999); Senior Vice President, International Operations (1996-1997).

John Loughlin (51)	Senior Vice President and President Asia Region since 2000; Corporate Vice President and President, Asia Region (1999-2000); President, North Asia Division (1996-1999).
Stephen C. McCluski (49)	Senior Vice President and Chief Financial Officer since 1995.
Mark M. Sieczkarek (47)

Senior Vice President and President, Americas Region since June 2001; Senior Vice President and President, Europe, Middle East, and Africa Region (2000-June 2001); Vice President and President, Europe, Middle East, and Africa Region (1999-2000); Vice President Finance, IM&T"-"Surgical and acting President, European Region-Surgical (1998-1999); Vice President, Corporate Development (1997-1998); Vice President and Controller "-" Personal Products Division (1995-1997).

Robert B. Stiles (52)	Senior Vice President and General Counsel since 1997; Staff Vice President and Assistant General Counsel (1994-1997).
Jurij Z. Kushner (51)	Corporate Vice President, Controller since 1995.
Marie L. Smith (44)

Corporate Vice President and Chief Information Officer since 2000; Senior Vice President, Information Technology, Kellogg Company (1999-2000); Vice President, Information Services North America, Kellogg Company (1997-1999); Director, Information Services Europe, Kellogg Company (1995-1997).

Ian J. Watkins (40)

Corporate Vice President, Human Resources since 2000; Vice President, Human Resources, Europe, Middle East and Africa Region (1997-2000); Director Human Resources, Corporate Staff (1996-1997); Director Human Resources & Operations, United Kingdom (1995-1996).

All officers serve on a year-to-year basis through the day of the annual meeting of shareholders of the company, and there is no arrangement or understanding among any of the officers of the company and any other persons pursuant to which such officer was selected as an officer.

PART II

ITEM 5. MARKET FOR BAUSCH & LOMB INCORPORATED'S COMMON
STOCK AND RELATED SHAREHOLDER MATTERS

The section entitled "Dividends" on page A9 and the tables entitled "Quarterly Stock Prices" and "Selected Financial Data" on pages A37-A38 of Exhibit A to the Proxy are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The table entitled "Selected Financial Data" on page A38 of Exhibit A to the Proxy is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled "Financial Review" on pages A1-A12 of Exhibit A to the Proxy is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The section entitled "Market Risk" on pages A9-A10 of Exhibit A to the Proxy is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto, together with the section entitled "Report of Independent Accountants" on pages A13-A38 and A40 of Exhibit A of the Proxy, respectively, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF
BAUSCH & LOMB INCORPORATED

Information with respect to directors is included in the Proxy Statement on pages 2-9 and such information is incorporated herein by reference. The names, ages (as of March 1, 2002), positions and offices held by, and a brief account of the business experience during the past five years of each executive officer is set forth at the end of Part 1 of this report and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation", "Report of the Committee on Management", "Compensation Tables" and "Defined Benefit Retirement Plans", the second paragraph of the section entitled "Board of Directors", the graph entitled "Comparison of Five-Year Cumulative Total Shareholder Return" and the last paragraph of the section entitled "Related Transactions, Employment Contracts and Termination of Employment and Change in Control Arrangements" included in the Proxy Statement on pages 9-12, 13-15, 17, 2, 16 and 17-18 respectively, are incorporated herein by reference.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

The following documents or the portions thereof indicated are filed as a part of this report.
(a)	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS.
1.	Data incorporated by reference in Item 8 from Exhibit A to the Proxy	Page in the Proxy
	Report of Independent Accountants	A40
	Consolidated Balance Sheets at December 29, 2001 and December 30, 2000	A14
For the years ended December 29, 2001, December 30, 2000 and December 25, 1999:
	Consolidated Statements of Income	A13
	Consolidated Statements of Cash Flow	A15
	Consolidated Statements of Changes in Shareholder's Equity	A16
	Notes to Financial Statements	A17-A38
2.	Filed herewith
	Report of Independent Accountants on Financial Statement Schedule	Exhibit 23
For the years ended December 29, 2001, December 30, 2000 and December 25, 1999:
	SCHEDULE II-Valuation and Qualifying Accounts	Page 16

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)	ITEM 601 EXHIBITS

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference. Each of Exhibits (10)-a through (10)-v, (10)-y and (10)-aa is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(c)	REPORTS ON FORM 8-K
No 8-K reports were filed with the SEC during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BAUSCH & LOMB INCORPORATED
Date: March 22, 2002	By: /s/
Ronald L. Zarrella Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Principal Executive Officer
Date: March 22, 2002	By: /s/
Ronald L. Zarrella Chairman and Chief Executive Officer
Principal Financial Officer
Date: March 22, 2002	By: /s/
Stephen C. McCluski Senior Vice President and Chief Financial Officer
Controller
Date: March 22, 2002	By: /s/
Jurij Z. Kushner Vice President and Controller
Directors
Franklin E. Agnew Domenico De Sole Jonathan S. Linen Ruth R. McMullin John R. Purcell Linda Johnson Rice William H. Waltrip Kenneth L. Wolfe Ronald L. Zarrella
Date: March 22, 2002	By: /s/
Robert B. Stiles Attorney-in-Fact

Bausch & Lomb Incorporated

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Reserves for Doubtful Accounts (In millions)	December 29, 2001	December 30, 2000	December 25, 1999
Balance at beginning of year	$ 24.9	$ 19.6	$ 26.8
Activity for the year:
Provision charged to income	5.4	8.0	9.6[1]
Currency	(0.4)	(1.3)	(0.5)
Additions/(reductions) resulting from acquisition/(divestiture) activity	0.2	1.5	(7.2)
Accounts written off	(10.1)	(5.8)	(10.7)
Recoveries on accounts previously written off	0.7	2.9	1.6
Balance at end of year	$ 20.7	$24.9	$ 19.6

1.    Currency effects previously included in provision charged to income. Previously reported value in 1999 was $ 9.1.

EXHIBIT INDEX
S-K Item 601 No.	Document
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

(10)-d

Amended and Restated Supplemental Retirement Income Plan III, dated December 31, 2000 filed as Exhibit (10)-d to the company's Annual Report on Form 10K for the fiscal year ended December 30, 2000, File No. 1-4105, and incorporated herein by reference).

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

(10)-t

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

(10)-w

Master Terms and Conditions for Forward Equity Acquisition Transactions between Citibank, N.A. and Bausch & Lomb Incorporated dated as of November 22, 2000. (filed as exhibit 10-dd to the company's Form 10-K for the year ended December 30, 2000, File No. 1-4105, and incorporated herein by reference).

(10)-x

Three-Year Credit Agreement, dated as of January 19, 2001, among Bausch & Lomb Incorporated and the initial lenders named therein and Citibank, N.A. and Salomon Smith Barney Inc. and Fleet National Bank and the Chase Manhattan Bank. (filed as exhibit 10-ee to the company's Form 10-K for the year ended December 30, 2000, File No. 1-4105, and incorporated herein by reference).

(10)-y

Separation Agreement dated October 5, 2001 between Bausch & Lomb Incorporated and William M. Carpenter, former Chief Executive Officer. (filed as exhibit 10-a to the company's Form 10-Q for the quarter ended September 29, 2001, File No. 1-4105, and incorporated herein by reference).

(10)-z	Employment Agreement dated November 9, 2001 between Bausch & Lomb Incorporated and Ronald L. Zarrella, Chairman and Chief Executive Officer (filed herewith).
(10)-aa	Restricted Stock Deferred Compensation Plan, formerly known as LTI Deferred Compensation Plan, as amended and restated on January 2, 2002 (filed herewith).
(11)	Statement Regarding Computation of Per Share Earnings (filed herewith).
(12)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(13)

The Bausch & Lomb 2001 Annual Report to Shareholders for the fiscal year ended December 29, 2001 (filed herewith, except for the glossy portion of the 2001 Annual Report not containing audited financial statements, which is being filed manually). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual is not deemed to be filed as part of this Report on Form 10-K.

(21)	Subsidiaries (filed herewith).
(23)	Report of Independent Accountants on Financial Statement Schedule and Consent of Independent Accountants (filed herewith).
(24)	Power of attorney with respect to the signatures of directors in this Report on Form 10-K (filed herewith).