Form 10-Q
period 2002-03-30
BAUSCH & LOMB INC
filed 2002-05-09
CIK 10427

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File
March 30, 2002	Number: 1-4105
BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)
New York	16-0345235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
One Bausch & Lomb Place Rochester, NY	14604-2701
(Address of principle executive offices)	(Zip code)
Registrant's telephone number, including area code: (585) 338.6000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	x	No

The number of shares of Common stock of the registrant outstanding as of March 30, 2002 was 53,911,503, consisting of 53,321,389 shares of Common stock and 590,114 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying unaudited interim consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries have been prepared by the company in accordance with the accounting policies stated in the company's 2001 Annual Report on Form 10-K and should be read in conjunction with the Notes To Financial Statements appearing therein, and are based in part on approximations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America have been included in these unaudited interim consolidated financial statements. Certain prior year balances have been reclassified to conform to the current year presentation.

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
	(Unaudited) First Quarter Ended
Dollar Amounts In Millions - Except Per Share Data	March 30, 2002	March 31, 2001

Net Sales	$ 414.2	$ 402.6

Costs And Expenses
Cost of products sold	181.4	188.0
Selling, administrative and general	174.9	169.4
Research and development	30.1	29.8
Restructuring charges and asset write-offs	23.5	16.9
	409.9	404.1
Operating Income (Loss)	4.3	(1.5)

Other (Income) Expense
Interest and investment income	(37.2)	(14.8)
Interest expense	12.7	18.2
Loss / (gain) from foreign currency, net	0.2	(6.6)
	(24.3)	(3.2)

Income Before Income Taxes And Minority Interest	28.6	1.7
Provision for (benefit from) income taxes	9.8	(0.5)

Income Before Minority Interest	18.8	2.2
Minority interest in subsidiaries	10.0	3.5

Income (Loss) From Continuing Operations Before Change In Accounting Principle	8.8	(1.3)

Change In Accounting Principle, Net Of Taxes	-	0.3

Net Income (Loss)	$ 8.8	$ (1.0)

Basic Earnings (Loss) Per Share:
Continuing Operations	$ 0.16	$ (0.02)
Change In Accounting Principle	-	-
	$ 0.16	$ (0.02)
Average Shares Outstanding - Basic (000s)	53,697	53,499

Diluted Earnings (Loss) Per Share:
Continuing Operations	$ 0.16	$ (0.02)
Change In Accounting Principle	-	-
	$ 0.16	$ (0.02)
Average Shares Outstanding - Diluted (000s)	53,979	53,499

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES BALANCE SHEETS
Dollar Amounts In Millions	(Unaudited) March 30, 2002	December 29, 2001
Assets
Cash and cash equivalents	$ 501.6	$ 534.4
Other investments, short-term	-	41.9
Trade receivables, less allowances of $22.9 and $20.7, respectively	368.3	380.7
Inventories, net	254.9	253.4
Deferred income taxes	76.4	74.0
Other current assets	126.7	112.9
Total Current Assets	1,327.9	1,397.3

Property, Plant And Equipment, net	537.2	543.3
Goodwill	583.4	454.5
Other Intangibles, net	228.2	384.5
Other Long-Term Assets	100.8	96.6
Deferred Income Taxes	143.3	117.3
Total Assets	$2,920.8	$2,993.5

Liabilities And Shareholders' Equity
Notes payable	22.7	32.6
Current portion of long-term debt	79.2	90.7
Accounts payable	64.8	65.4
Accrued compensation	71.3	80.7
Accrued liabilities	357.1	359.0
Federal, state and foreign income taxes payable	76.6	64.6
Deferred income taxes	15.4	10.6
Total Current Liabilities	687.1	703.6

Long-Term Debt, less current portion	683.6	703.2
Deferred Income Taxes	284.1	297.2
Other Long-Term Liabilities	100.6	99.9
Minority Interest	225.8	214.6
Total Liabilities	1,981.2	2,018.5

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,198,322 shares issued in 2002 and in 2001	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 702,705 shares issued (496,832 shares in 2001)	-	-
Capital In Excess Of Par Value	102.7	95.6
Common And Class B Stock In Treasury, at cost, 7,157,497 shares (7,152,127 shares in 2001)	(364.2)	(364.0)
Retained Earnings	1,256.2	1,261.4
Accumulated Other Comprehensive Loss	(65.1)	(36.0)
Other Shareholders' Equity	(14.1)	(6.1)
Total Shareholders' Equity	939.6	975.0
Total Liabilities And Shareholders' Equity	$2,920.8	$2,993.5

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF CASH FLOWS
	Three Months Ended
Dollar Amounts In Millions	March 30, 2002	March 31, 2001
Cash Flows From Operating Activities
Net Income (Loss)	$ 8.8	$ (1.0)
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities
Depreciation	27.3	27.0
Amortization	6.0	11.6
Restructuring charges and asset write-offs	23.5	16.9
Change in deferred income taxes	(34.8)	(31.4)
Gain from sale of investments available-for-sale	(18.1)	(3.5)
Gain on retirement of fixed assets	(2.0)	(4.8)
Changes In Assets And Liabilities
Trade receivables	8.2	48.7
Inventories	(3.5)	(3.3)
Other current assets	(12.8)	3.9
Accounts payable and accrued liabilities	(3.4)	(6.4)
Income taxes payable	12.2	12.5
Other long-term liabilities	11.7	(4.1)
Net Cash Provided By Operating Activities	23.1	66.1

Cash Flows From Investing Activities
Capital expenditures	(21.1)	(20.2)
Net cash paid for acquisition of businesses and other intangibles	(1.0)	(8.7)
Sale price adjustment related to disposal of discontinued operations	(23.0)	-
Proceeds from liquidation of other investments	-	97.3
Cash received from sale of investments available-for-sale	37.4	9.7
Other	6.6	(7.1)
Net Cash (Used In) Provided By Investing Activities	(1.1)	71.0

Cash Flows From Financing Activities
Repurchase of Common and Class B shares	(0.9)	(0.4)
Exercise of stock options	2.3	3.5
Net repayments of notes payable	(9.0)	(1.0)
Repayment of long-term debt	(30.5)	(14.2)
Proceeds from issuance of long-term debt	-	16.2
Payment of dividends	(13.9)	(14.0)
Net Cash Used In Financing Activities	(52.0)	(9.9)

Effect of exchange rate changes on cash and cash equivalents	(2.8)	(11.3)

Net change in cash and cash equivalents	(32.8)	115.9

Cash And Cash Equivalents - Beginning Of Period	534.4	660.3

Cash And Cash Equivalents - End Of Period	$501.6	$776.2

Supplemental Cash Flow Disclosures
Cash paid for interest	$ 17.3	$ 26.1
Net cash payments for income taxes	$ 3.5	$ 29.2

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Dollar Amounts In Millions - Except Per Share Data

NOTE A:      Inventories, net

                      Inventories consisted of the following:

	March 30, 2002	December 29, 2001

Raw materials and supplies	$ 61.7	$ 60.4
Work in process	25.6	25.4
Finished products	167.6	167.6
	$ 254.9	$ 253.4

NOTE B:      Property, Plant And Equipment, net

                      Major classes of property, plant and equipment consisted of the following:

	March 30, 2002	December 29, 2001

Land	$ 15.1	$ 14.7
Buildings	297.1	295.3
Machinery and equipment	826.3	815.1
Leasehold improvements	26.2	25.3
	1,164.7	1,150.4

Less: Accumulated depreciation	(627.5)	(607.1)
	$ 537.2	$ 543.3

NOTE C:     Comprehensive Income

                      The following table summarizes components of comprehensive income for the quarters ended March 30, 2002 and March 31, 2001:

	March 30, 2002			March 31, 2001
	Pre-tax amount	Tax (Expense) benefit	Net-of-tax amount	Pre-tax amount	Tax (Expense) benefit	Net-of-tax amount
Foreign currency translation adjustments	$ (8.5)	$ -	$ (8.5)	$3.6	-	$ 3.6
Transition adjustment	-	-	-	(1.8)	0.6	(1.2)
Net (loss) gain on cash flow hedges	(0.8)	0.2	(0.6)	1.1	(0.3)	0.8
Reclassification adjustment into earnings for net loss (gain) on cash flow hedges	0.9	-	0.9	(0.1)	-	(0.1)
Unrealized holding loss on available for sale securities	(4.5)	1.7	(2.8)	(11.1)	4.6	(6.5)
Reclassification adjustment for net gains realized in net earnings	(27.6)	9.5	(18.1)	(5.4)	1.9	(3.5)
Other comprehensive loss	$(40.5)	$11.4	(29.1)	$(13.7)	6.8	(6.9)
Net income (loss)			8.8			(1.0)
Total comprehensive loss			$(20.3)			$(7.9)

NOTE D:      Restructuring and Exit Activities

2001 Program

In December 2001, the company's Board of Directors approved a comprehensive restructuring plan designed to reduce ongoing operating costs by eliminating approximately 800 jobs on a global basis. The restructuring plan was implemented in two phases due to anticipated timing of communication to employees and overall implementation schedule. As a result, a pre-tax amount of $8.3 was recorded during the fourth quarter of 2001 for Phase I of the restructuring and for asset write-offs. During the first quarter of 2002, a pre-tax amount of $23.5 was recorded for Phase II of the restructuring and additional asset write-offs.

     The following table summarizes the activity for Phase I and Phase II of the 2001 program:
	Severance and all other expenses	Asset write- offs	Total

Net charge during 2001	$ 4.4	$ 3.9	$ 8.3
Asset write-offs during 2001	-	(3.9)	(3.9)
Cash payments during 2001	(0.2)	-	(0.2)
Remaining reserve at December 29, 2001	4.2	-	4.2

Net charge during 2002	23.1	0.4	23.5
Asset write-offs during 2002	-	(0.4)	(0.4)
Cash payments during 2002	(5.3)	-	(5.3)
Remaining reserve at March 30, 2002	$22.0	$ -	$22.0

     The restructuring actions will result in the termination of approximately 250 and 550 employees in Phase I and Phase II, respectively. As of March 30, 2002, 379 employees had been terminated under this restructuring plan with $5.5 of related costs being charged against the liability. Actions in this restructuring plan are expected to be completed by the end of 2002.

     In addition to employee terminations, the above actions resulted in $3.9 of asset write-offs for machinery and equipment ($1.5), goodwill related to the contact lens manufacturing plant in Madrid, Spain ($0.8) and an equity investment in a manufacturer of patented MicroBarrier technologies, intended to benefit the company's lens care and over-the-counter pharmaceutical product lines ($1.6). The disposition and/or decommissioning of these assets occurred in the fourth quarter of 2001. During the first quarter of 2002, an additional asset write-off of $0.4 was recorded for machinery and equipment.

     The company is reviewing a series of possible additional actions to further reduce costs and improve executional effectiveness.

Accrual for Acquisition Related Exit Activities

As part of the integration of Groupe Chauvin, management developed a formal plan that included the shutdown of duplicate facilities in Europe and the consolidation of certain functional areas. The exit activities were committed to by management and formally communicated to the affected employees during the fourth quarter of 2000 and the first quarter of 2001. The acquisition accrual at December 30, 2000 related to the cost of terminating employees in R&D, selling and administration. The other costs represented leasehold and vehicle termination payments. Additional accruals representing closures and consolidations of functions and locations to be completed by December of 2002 were recorded in 2001 resulting in an adjustment to goodwill. These exit activities were communicated to the affected employees in 2001. As of March 30, 2002, 127 employees had been terminated. Approximately 139 employees remain to be terminated during 2002. The major components of the accrual were as follows:

	Costs of Exit Activities
	Employee Severance	Other	Total
Acquisition accrual	$ 2.6	$ 0.4	$ 3.0
Cash payments during 2000	(0.3)	-	(0.3)
Remaining reserve at December 30, 2000	2.3	0.4	2.7

Additional accruals	11.1	0.1	11.2
Cash payments during 2001	(8.5)	(0.4)	(8.9)
Remaining reserve at December 29, 2001	4.9	0.1	5.0

Cash payments during 2002	(0.4)	(0.1)	(0.5)
Remaining reserve at March 30, 2002	$ 4.5	$ -	$ 4.5

NOTE E:     Business Segment Information

The company is organized on a regionally based management structure for commercial operations. The research and development and product supply functions of the company are managed on a global basis. The company's segments are comprised of the Americas region, the Europe, Middle East and Africa region (Europe), the Asia region, the Research, Development and Engineering organization and the Global Supply Chain organization.

     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Restructuring charges and charges related to certain significant events, although related to specific segments, are also excluded from management basis results. The accounting policies used to generate segment results are the same as the company's overall accounting policies. Inter-segment sales were $109.6 and $123.0 for the quarters ended March 30, 2002 and March 31, 2001, respectively. All inter-segment sales have been eliminated upon consolidation.

     The following table presents net sales and operating income by business segment and presents total company operating income (loss) for the quarters ended March 30, 2002 and March 31, 2001. The restructuring reserve and asset write-offs are described in Note D: Restructuring and Exit Activities.
	First Quarter Ended
	March 30, 2002		March 31, 2001
	Net Sales	Operating Income	Net Sales	Operating Income (Loss)

Americas	$199.2	$52.3	$188.9	$ 45.1
Europe	144.9	35.1	144.8	25.7
Asia	70.1	14.1	68.9	9.1
Research, Development & Engineering	-	(34.1)	-	(35.4)
Global Supply Chain	-	(22.5)	-	(17.8)
	414.2	44.9	402.6	26.7
Corporate administration	-	(17.1)	-	(11.3)
Restructuring reserve and asset write-offs	-	(23.5)	-	(16.9)
	$414.2	$ 4.3	$402.6	$ (1.5)

     The company adopted a new management structure effective as of January 1, 2001 as reflected above. During the first quarter of 2002, the company reevaluated the measures and management data used in decision making to ensure it continued to be properly aligned with the company's strategic objectives. As a result of the review, goodwill arising from vertically integrated acquisitions, product technology, and other non-customer related intangibles were reclassed to Global Supply to more accurately reflect their contribution to the company's return on net operating assets. The following table of segment assets reflects this reclassification.

	First Quarter Ended March 30, 2002	Year Ended December 29, 2001
	Assets	Assets Reclassified	Assets As Reported

Americas	$ 306.6	$ 311.5	$ 710.1
Europe	306.4	296.3	644.2
Asia	146.5	159.4	161.7
Research, Development & Engineering	39.8	36.5	36.5
Global Supply Chain	1,182.3	1,194.4	445.6
	1,981.6	1,998.1	1,998.1
Corporate administration	939.2	995.4	995.4
	$2,920.8	$2,993.5	$2,993.5

NOTE F:      Minority Interest

The minority interest in subsidiaries primarily represents the outside partnership interest in Wilmington Partners L.P., (the Partnership). The remaining partnership interests are held by four wholly owned subsidiaries of the company along with an outside partner with a 22% interest. The Partnership is a separate legal entity from the company, but for financial reporting purposes, assets, liabilities and results of operations from the Partnership are included in the company's consolidated financial results. The outside investor's limited partnership interest is recorded as minority interest totaling $200.0 in the company's consolidated financial statements. During March 2002, the outside partner exercised its put right for all of its partnership interest. In addition, the company recorded a one-time early liquidation premium of $7.0, net of taxes, in connection with the early termination of the outside partner's interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred on May 9, 2002. The payment was funded through existing cash reserves as well as the company's borrowing $75.0 against its existing syndicated revolving credit agreement.

NOTE G:      Accounting For Goodwill And Intangibles

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after the acquisition is complete. The most substantive change represented by this statement is that goodwill will no longer be amortized; instead, it will be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The statement applies to existing goodwill and intangible assets, effective for fiscal years beginning after December 15, 2001. The company adopted SFAS No. 142 in the fiscal year beginning December 30, 2001.

     Upon adoption of SFAS No. 142, the company analyzed existing intangible assets that have been recognized separately from goodwill and reclassified intangibles that did not meet the separate recognition criteria as prescribed in SFAS No. 141, Business Combinations, to goodwill. As such, $146.0 of intangibles, including assembled workforce and customer relationships, were reclassified to goodwill and $10.3 of deferred tax liabilities previously associated with those intangible assets were eliminated with a corresponding deduction in goodwill. Additionally, the company reassessed the useful lives of the remaining intangibles and concluded that there were no indefinite-lived intangible assets. As described in Note H: Acquired Intangible Assets the company reduced the useful lives of certain acquired trade names and has applied the change in accounting estimate prospectively. The company identified and established reporting units to be the company's business segments and determined that goodwill was not impaired based on a comparison of the carrying value of goodwill attributable to each of the company's reporting units to their respective fair values. Fair value was determined using a discounted cash flow methodology.

     The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 was as of the beginning of the three-month period ended March 31, 2001:

	Three Months Ended
	March 30, 2002	March 31, 2001
Reported net income (loss)	$ 8.8	$ (1.0)
Goodwill amortization (net of tax of $2.3 in 2001)	-	4.4
Amortization of intangibles reclassified to goodwill (net of tax of $0.3 in 2001)	-	0.5
Amortization of trade names due to change in accounting estimate (net of tax of $0.4 in 2001)	-	(0.8)
Adjusted net income	$ 8.8	$ 3.1

Basic earnings per share:
Reported net income (loss) per share	$0.16	$(0.02)
Goodwill amortization	-	0.08
Amortization of intangibles reclassified to goodwill	-	0.01
Amortization of trade names due to change in accounting estimate	-	(0.01)
Adjusted net income per share	$0.16	$ 0.06

Diluted earnings per share:
Reported net income (loss) per share	$0.16	$(0.02)
Goodwill amortization	-	0.08
Amortization of intangibles reclassified to goodwill	-	0.01
Amortization of trade names due to change in accounting estimate	-	(0.01)
Adjusted net income per share	$0.16	$ 0.06

     The changes in the carrying amount of goodwill for the quarter ended March 30, 2002, are as follows:
	Americas	Europe	Asia	Global Supply	RD&E	Corporate	Total
Balance as of December 29, 2001	$ 176.4	$231.6	$ 9.4	$ 37.1	$ -	$ -	$ 454.5
Intangibles reclassified to goodwill	110.1	35.5	0.2	0.2	-	-	146.0
Elimination of deferred tax liabilities	(0.3)	(10.0)	-	-	-	-	(10.3)
Reclass to Global Supply as described in Note E: Business Segment Information	(283.0)	(256.0)	(2.2)	541.2	-	-	-
Other (includes currency effect)	(1.3)	10.7	(0.2)	(16.0)	-	-	(6.8)
Balance as of March 30, 2002	$ 1.9	$ 11.8	$ 7.2	$ 562.5	$ -	$ -	$ 583.4

NOTE H:      Acquired Intangible Assets

In connection with the company's adoption of SFAS No. 142, Goodwill and Intangible Assets, the company also reassessed the remaining useful lives of its intangible assets and determined that certain acquired trade names required a reduction in their remaining useful lives. The change in the company's strategies and business objectives driven by the new Chief Executive Officer indicated that a reduction in the remaining useful lives of certain tradenames was appropriate. Remaining useful lives of tradenames associated with the Chiron, Storz and Groupe Chauvin acquisitions were reduced from 16, 36 and 29 years to 7, 10 and 15 years, respectively. The remaining useful lives were revised by the company based upon current strategies and objectives, an assessment of product characteristics, the pace of technological advancement and trends in the market place. This change in accounting estimate was applied prospectively as of December 30, 2001 and accounted for $0.8 of amortization expense, net of tax, during the first quarter of 2002.

     The following tables reflect the components of intangible assets as of the three months ended March 30, 2002:

	March 30, 2002
	Gross Carrying Amount	Accumulated Amortization
Developed technology	$ 61.5	$ 4.8
Technology and patents	83.9	49.9
Physician information & customer database	16.5	0.9
Intellectual property	25.9	1.1
Trade names	86.6	12.3
License agreements	28.3	5.5
	$302.7	$ 74.5

     Amortization expense of intangibles for the three months ended March 30, 2002 was $6.0. Estimated intangible amortization expense for each of the next five succeeding fiscal years is as follows:

Fiscal year ended	Amount
December 28, 2002	$24.3
December 27, 2003	24.0
December 25, 2004	23.9
December 31, 2005	23.7
December 30, 2006	16.0

NOTE I:      Other Investments, Short-Term

At December 29, 2001, the company owned common stock in Charles River Laboratories, Inc. which represented the retention of a minority equity interest from the sale of the Charles River Laboratories business during 1999, as reported in the company's Form 10-K for the year ended December 25, 1999. This investment is classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. During 2001, approximately 1,300,000 shares or 51.0% of the company's original equity interest were sold, resulting in realized gains of $12.6, net of taxes. As of December 29, 2001, the investment was valued at $41.9. A resulting unrealized holding gain of $20.9, net of taxes, recorded at December 29, 2001, was reflected in the Statement of Changes in Shareholders' Equity in the company's 2001 Annual Report on Form 10-K. During the first quarter of 2002, the company sold its remaining shares resulting in a realized gain of $18.1 net of taxes.

NOTE J:      Accounting for Derivatives and Hedging Activities

Effective January 1, 2001, the company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133, collectively referred to as SFAS No. 133. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current income or other comprehensive income, depending on their designation as a hedge of a particular exposure.

     A transition gain of $0.3, net of taxes, was recorded in the quarter ended March 31, 2001, as a cumulative adjustment to income for marking foreign currency forward contracts to fair value upon implementation of SFAS No. 133. This amount substantially pertained to contracts utilized to offset foreign exchange exposures related to foreign currency denominated assets and liabilities. The company does not apply hedge accounting to these contracts because they are marked to market through income at the same time that the exposed asset/liability is remeasured through income; both are recorded in foreign exchange (income) loss. Less than $0.1 related to contracts designated as net investment hedges of net assets of certain non-U.S. subsidiaries and cash flow hedge contracts designated to offset risks associated with intercompany loans with non-U.S. subsidiaries. In the quarter ended March 31, 2001, a transition adjustment loss of $1.8 was recorded in other comprehensive income related primarily to an interest rate swap designated as a cash flow hedge to offset risks associated with interest payments on a variable-rate lease.

     For effective fair value hedge transactions in which the company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions in which the company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in income in the periods in which income is impacted by the variability of the cash flows of the hedged item. For the quarters ended March 30, 2002 and March 31, 2001, a net loss of $0.9 and a net gain of $0.1, respectively, was reclassified from other comprehensive income into income. An estimated $1.4 net loss is expected to be reclassified into income in the next twelve months.

     In general, the forward exchange contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception. For derivatives designated as hedging instruments for hedges of foreign currency exposures of net investments in non-U.S. subsidiaries, a net after-tax gain of $0.2 and $12.7, was included in the cumulative translation adjustment in the quarters ended March 30, 2002 and March 31, 2001, respectively.

     For instruments designated as hedges, hedge ineffectiveness of $0.1 was recorded for the quarter ended March 30, 2002 and had no impact on income for the quarter ended March 31, 2001.

NOTE K:      New Accounting Pronouncements

During May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the income statement classification of various sales incentives. In April 2001, the transition date was revised and the consensus became effective for the first quarter of 2002. In accordance with EITF Issue No. 00-14, all amounts related to sales incentives should be classified as a reduction in sales. Prior to implementation, these amounts were included in selling, general and administrative expenses. Under the new guidance, $2.8 was reclassified from selling, general and administrative expenses to a reduction in net sales for the quarter ended March 31, 2001.

     During April 2001, the EITF issued Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products with an effective date for the first quarter of 2002. The issue addresses the accounting treatment and income statement classification for certain sales incentives, including cooperative advertising arrangements, buydowns, and slotting fees. The consensus requires that these incentives be classified as a reduction in sales. Prior to implementation, these amounts were included in selling, general and administrative expenses. Under the new guidance, $6.8 was reclassified from selling, general and administrative expenses to a reduction in net sales for the quarter ended March 31, 2001.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company will adopt SFAS No. 143 in the fiscal year beginning December 29, 2002 and is still evaluating the effect, if any, on the company's financial position.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The company adopted SFAS No. 144 in the fiscal year beginning December 30, 2001 with no material effect on its financial position.

     In May, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transaction. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The company will adopt SFAS No. 145 in the fiscal year beginning December 29, 2002 and has determined that adoption will not have a material effect on its financial position.

NOTE L:      Other Matters

On April 13, 2001 a shareholder class action lawsuit was filed in the U.S. District Court for the Western District of New York. Four other similar lawsuits were filed in both the Western and Southern Districts of New York, with the company's Chief Financial Officer, Stephen C. McCluski and former Chairman and Chief Executive Officer, William M. Carpenter, and former President, Carl E. Sassano, named as defendants. The complaints allege that the value of the company's stock was inflated artificially by alleged false and misleading statements about expected financial results. The plaintiffs seek to represent a class of shareholders who purchased company common stock between January 27, 2000 and August 24, 2000. On October 15, 2001 all lawsuits were consolidated in the U.S. District Court for the Western District of New York. The company intends to defend itself vigorously against these claims and has recently filed a motion to dismiss the consolidated action. The company cannot at this time estimate with any certainty the impact of these claims on its financial position.

     The company is currently involved in several pending patent proceedings relating to its PureVision contact lens product line. Specifically, CIBA Vision Corporation and related entities have commenced four separate actions against the company in the United States and abroad alleging that the PureVision lens product infringes intellectual property held by them. The first of these suits was filed on March 8, 1999 in U.S. District Court for the Northern District of Georgia, followed by other suits commenced in the Federal Court of Melbourne, Australia (filed on February 29, 2000), the U.S. District Court for the District of Delaware (filed on May 3, 2001), and the Administrative Court of Duesseldorf, Germany (filed on September 7, 2001). Each of these suits is in various stages of the discovery process. The company intends to defend itself vigorously against these claims. On November 6, 2001, the company filed a patent infringement lawsuit against CIBA Vision Corporation in the U.S. District Court for the Western District of New York relative to a patent the company holds for hydrogel lenses. CIBA Vision Corporation has filed a motion for a summary judgement in this action. The Court has heard preliminary arguments relative to this motion and has reserved decision pending further hearing dates. The company intends to pursue vigorously its claims against CIBA Vision Corporation in this action. The company cannot at this time estimate with any certainty the impact of these lawsuits on its financial position.

     The company is engaged in various lawsuits, claims, investigations and proceedings including patent, trademark, commercial and environmental matters that are in the ordinary course of business. The company cannot at this time estimate with any certainty the impact of these matters on its financial position.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements and the company's 2001 Annual Report on Form 10-K, contains management's discussion and analysis of the company's results of operations, liquidity and an updated 2002 outlook. References within this financial review to earnings per share refer to diluted earnings per share.

     The company reported net income and income from continuing operations of $9 or $0.16 per share for the three months ended March 30, 2002, compared to a net loss and net loss from continuing operations of $1 or $0.02 per share for the same 2001 period. Results for the quarter ended March 30, 2002 include an earnings benefit of $0.08 per share from the company's adoption of SFAS No. 142 as of December 30, 2001 under which the company will no longer amortize goodwill. Pro forma results for the quarter ended March 31, 2001 would have increased by $0.09 per share had the adoption been made as of the beginning of the prior year.

     The company's results for each of the periods presented were impacted by several significant items. A reconciliation of reported net income and earnings per share to comparable basis net income and earnings per share from continuing operations is presented below:
	First Quarter Ended
	March 30, 2002		March 31, 2001
	Amount	Per Share	Amount	Per Share
Reported net income (loss)	$8.8	$0.16	$(1.0)	$(0.02)
Gain on adoption of SFAS No. 133	-	-	(0.3)	-
Reported income (loss) from continuing operations	8.8	0.16	(1.3)	(0.02)

Restructuring charges and asset write-offs, net of tax	15.4	0.28	11.0	0.21
Gain on sale of equity investment, net of tax	(18.1)	(0.33)	(3.5)	(0.07)
Minority interest early liquidation premium, net of tax	7.0	0.13	-	-
Comparable basis income from continuing operations	$13.1	$0.24	$ 6.2	$0.12
Average Shares Outstanding - Diluted (000's)		53,979		53,499

     The following summarizes, for the three months ended March 30, 2002 and March 31, 2001, significant items impacting company results.

     Restructuring charges and asset write-offs recorded during the first quarter of 2002 of $24, before taxes, related to the second phase of a restructuring program designed to reduce ongoing operating costs. Pre-tax gains on the sale of the company's remaining equity interest in Charles River Laboratories, Inc. were $28. During March 2002, an outside partner exercised its put right for all of its partnership interest and the company recorded a one-time early liquidation premium of $11 before taxes.

     During the first quarter of 2001, a pre-tax amount of $17 was recorded for Phase II of the 2000 restructuring plan. A pre-tax gain on the sale of 22% of the company's original equity interest in Charles River Laboratories was $5. The adoption of a new accounting standard during the first three months of 2001 resulted in a gain of less than $1 before taxes.

     Unless otherwise noted, discussion in the Continuing Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations is on a comparable basis for both years which excludes restructuring charges and asset write-offs, the gain on the sale of an equity investment and the minority interest early liquidation premium.

CONTINUING OPERATIONS

Net Sales By Business Segment and Geographic Region

Total net sales for the first quarter ended March 30, 2002 were $414. This represents an $11 or 3% increase compared to the same prior year quarter. On a constant dollar basis (excluding the effect of foreign currency exchange rates) net sales increased 5% for the quarter.

     The Americas segment net sales for the quarter were $199, an increase of $10 or 5% (6% in constant dollars) compared to the prior year. The segment experienced strong sales of planned replacement and disposable lenses and branded proprietary and multi-source pharmaceutical products. These results were partially offset by declines in refractive sales which were hampered by a postponement of both capital equipment purchases and elective refractive surgeries in the U.S.

     The Asia segment net sales totaled $70 for the quarter, an increase from the prior year of 2%. In constant dollars, the increase was 7% for the quarter primarily due to strong lens care sales growth in Japan.

     The net sales in the Europe segment were $145 for both quarters ended March 30, 2002 and March 31, 2001. However, in constant dollars, sales increased by 3% for the quarter. Europe experienced strong sales of planned replacement and disposable lenses which were offset by declines in lens care, cataract and refractive product sales.

     Net sales in markets outside the U.S. totaled $234 in the first quarter of 2002, an increase of $4 or 2% for the quarter compared with the 2001 period. Net sales outside the U.S. for the quarter represented approximately 56% of consolidated net sales in 2002 and 57% in 2001. Excluding the impact of currency, net sales outside the U.S. increased 6% for quarter.

     Net U.S. sales, which represented approximately 44% of consolidated net sales, totaled $180 in the first quarter, an increase of $7 or 4% from the comparable quarter period in 2001, which represented approximately 43% of consolidated net sales.

     The following table presents net sales by major product lines for the quarters ended March 30, 2002 and March 31, 2001.
	First Quarter Ended
	March 30, 2002	March 31, 2001
Product Category
Lens Care	$105	$102
Contact Lens	120	111
Pharmaceutical	86	78
Cataract	72	78
Refractive	31	34
	$414	$403

Lens Care Net Sales

Net sales for lens care products were $105 for the first quarter of 2002, an increase of 3% compared to the same period last year. In constant dollars, sales increased by 5% compared to the same period last year. Sales of lens care products in the Americas and Asia segments increased 3% and 18% in actual dollars and 3% and 23% in constant dollars for the quarter, respectively, while lens care sales in the Europe segment decreased 7% and 4% in actual and constant dollars, respectively. The increase in the Americas was driven by a realignment of sales with consumer consumption, following a period of retail inventory reductions that impacted sales performance in the U.S. throughout 2001, and the recent launch of ReNu MultiPlus No Rub Formula. The increase in Asia was due to strong lens care sales growth in Japan, which more than offset the movements in the Japanese yen.

Contact Lens Net Sales

Contact lens net sales were $120 for the first quarter of 2002, an increase of 8% as compared to the same 2001 period. In constant dollars, contact lens sales increased 11% for the quarter. In the Americas and Europe segments, contact lens net sales increased 19% and 13% in actual dollars and 20% and 17% in constant dollars, respectively, for the quarter, due to strong sales of planned replacement and disposable products, including SofLens66 Toric and PureVision, which out-paced relatively flat performance in older-technology offerings. Asia experienced contact lens sales declines in actual and constant dollars of 8% and 2%, respectively, resulting from Japan's weak economic conditions and the absence of new product introductions in that market partially offset by strong sales of planned replacement and disposable lenses in other markets.

Pharmaceutical Revenues

Net sales for pharmaceutical products were $86 for the first quarter, an increase of 10% from the same period last year. Excluding the impact of currency, revenues were up 13% compared to the first quarter of the prior year. In the Americas segment, pharmaceutical net sales were up 21% (22% excluding the impact of currency) for the quarter, reflecting good revenue growth in the branded proprietary and multi-source business and sales from the introduction of Ocuvite PreserVision, an ocular vitamin supplement. In Europe, pharmaceutical net sales were up 1% and 4% in actual and constant dollars, respectively, the results of which reflect uncertainty surrounding pending generic pharmaceutical substitution and pricing legislation in Germany.

Cataract Net Sales

Net sales from the company's cataract products for the first quarter of 2002 were $72, a 7% decrease compared to the same period in 2001. Excluding the impact of currency, net sales decreased 6% for the quarter, with declines noted in all segments in both actual and constant dollars. The Americas, Europe and Asia segments accounted for 53%, 38% and 9% of cataract net sales for the quarter. The first quarter 2002 decreases in each of the company's business segments reflects the impact of lost market share due to the product supply issues which the company addressed during 2001.

Refractive Net Sales

Refractive products for the first quarter of 2002 provided $31 in net sales, a 9% decrease over the same period in 2001. Excluding the impact of currency, net sales decreased 8% for the quarter. Refractive net sales in the Americas segment were down for the quarter by 23% in both actual and constant dollars. The decline was driven by the U.S. market where the softness in the U.S. economy has led to a decreasing number of consumers electing to have LASIK surgery and a postponement of capital equipment purchases. Net sales in Europe decreased 8% and 6% in actual and constant dollars, respectively, primarily due to a decline in equipment placements. Asia experienced an increase of 34% and 35% in actual and constant dollars, respectively, for the quarter primarily due to continued growth in sales of procedure cards and equipment placements used in the company's Zyoptix system for customized refractive surgery.

Costs & Expenses and Operating Earnings

The ratio of costs of products sold to sales was 44% during the first quarter of 2002, versus 47% for the same period of 2001. The margin increase was primarily a result of improved product cost efficiencies and recent restructuring actions. Sale increases in higher-margin lenses (SofLens66 Toric and PureVision) and lens care products also contributed to the margin improvement.

     Selling, administrative and general expenses, including corporate administration, were 42% of sales in both of the first quarters of 2002 and 2001. Results for the quarter ended March 30, 2002 include a $6 reduction in amortization expense from the company's adoption of SFAS No. 142 as of December 30, 2001, increased spending to support the product launches of ReNu MultiPlus No Rub, Ocuvite PreserVision and Soflens66 Toric in Japan, and increased expenses associated with executive compensation and other employee benefit programs.

     Research and development expenses totaled $30 in the first quarter of 2002, an increase of less than $1 over 2001. This represented 7% of sales in both 2002 and 2001, demonstrating the company's continued commitment to R&D spending in support of its goal of consistently bringing new products to market, in particular, the developing new applications for the Envision TD implant technology for treating retinal and other back-of-the-eye diseases.

     Operating earnings for the first quarter of 2002 increased $12, to $28, representing 7% of net sales versus 4% from the prior year period. The increase in operating earnings was primarily a result of the factors described above.

Other Income And Expenses

Discussion of amounts in this section is on an as reported basis and includes one-time or non-recurring events.

     Interest and investment income totaled $37 for the first quarter ended March 30, 2002, an increase of $22 compared to the same period in 2001. The company recorded gains from the sale of Charles River stock of $28 and $5 for the quarters ended March 30, 2002 and March 31, 2001, respectively. In addition, interest income of approximately $6 associated with a federal income tax refund was recognized during the first quarter of 2002. These increases were partially offset by lower average investment levels and investment rates.

     Interest expense of $13 for the quarter ended March 30, 2002 decreased $6 compared to the same period in 2001 primarily due to lower average debt levels and interest rates.

     A foreign currency loss of $0.2 was recognized during the first quarter of 2002, compared to a gain of $7 in the same prior year period. The first quarter of 2002 reflects the results of lower premium income recognized on foreign currency exchange contracts utilized in the company's hedging program, resulting from lower U.S. interest rates. Additionally, the first quarter of 2001 includes the gains realized on hedging activities associated with the company's option to liquidate a Netherlands guilder denominated investment.

     During the first quarter ended March 31, 2001, a deferred tax benefit was recorded to reflect a change in the statutory tax rate associated with the company's joint venture in China. This benefit was offset by an increase in the company's minority interest expense. The tax rate for the three months ended March 31, 2001 was 35%, excluding the effect of this adjustment.

Liquidity And Financial Resources

Cash Flows From Operating Activities

Cash provided by operating activities was $23 through the first quarter of 2002, compared to $66 for the same 2001 period. The reduction in cash flows from operating activities was driven primarily by an $8 decrease in trade receivables during the quarter ended March 30, 2002 as compared to a $49 decrease during the quarter ended March 31, 2001.

Cash Flows From Investing Activities

Cash used in investing activities was $1 for the first three months of 2002 compared to $71 provided by investing activities during the same 2001 period. In the first quarter of 2002, a cash inflow of $37 from the sale of the company's remaining equity interest in Charles River Laboratories, Inc. was offset by a $23 payment for a sale price adjustment related to the disposal of discontinued operations of the eyewear segment and $21 in capital spending. During the same 2001 period, the company exercised its option on its Netherlands guilder investment and put the majority of its equity position back to the issuer resulting in a cash inflow of $97 which was partially offset by $20 in capital expenditures.

Cash Flows From Financing Activities

Through the first three months of 2002, $52 was used in financing activities compared to $10 in the comparable 2001 period. Repayments of notes payable and securitized trade receivables of $9 and $25, respectively, contributed significantly to the increase in cash used in financing activities.
     During 2001, the company's board of directors authorized the repurchase of up to 2,000,000 shares of the company's Common stock. The company has executed an agreement with a financial institution for the future purchase of such shares through one or more forward purchase transactions. Such purchases, which may have settlement dates as long as two years, can be settled, at the company's election, on a physical share, net cash or net share basis. As of March 30, 2002 the company has entered into forward purchases covering 750,000 shares expiring between March 2003 and September 2003.

Free Cash Flow

The company strives to maximize its free cash flow, defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases, the acquisition or divestiture of businesses and the acquisition of intangible assets. Free cash flow through the first three months of 2002 was $43 compared to $37 for the comparable period in 2001. The increase is due primarily to the cash received from the sale of Charles River Laboratories stock offset by operational cash flow factors described above.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, was $786 at the end of the first quarter of 2002, down $41 from year-end 2001 and lower than the March 2001 amount by $202. The ratio of total debt to capital was 46% at the end of the first quarter of 2002 and at the end of 2001, and 49% at March 2001. The decrease from the prior year quarter is due to the repayment of notes payable and long-term debt.
     Cash and cash equivalents totaled $502 and $776 at the end of the first quarter of 2002 and 2001, respectively, and $534 at the end of 2001. The decrease in cash from year-end 2001 is primarily due to the repayment of debt.

Access To Financial Markets

The company maintains a $250 syndicated revolving credit agreement expiring in 2004. The interest rate under this agreement is based on LIBOR, or the highest rate based on secondary certificates of deposit, Federal Funds or the base rate of one of the lending banks. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements.

     The debt ratings as of December 29, 2001 were at BBB- and A3 for Standard & Poor's, and Baa3 and Prime-3 for Moody's Investor Service, for long-term and short-term debt, respectively. On March 11, 2002, the company was downgraded by Moody's Investor Service in response to its 2001 performance. Current debt ratings for Moody's Investors Service are Ba1 and Not-Prime for long-term and short-term debt, respectively.

     As a result of the downgrade, certain financial transactions became available for termination at the option of the holder. These included a limited partnership interest which has been recorded as minority interest totaling $200, financing covering its world headquarters facility of $63 and securitized trade receivables of $25. During March 2002, the outside partner exercised its put right for its $200 partnership interest as described in Note F: Minority Interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred on May 9, 2002. The payment was funded through existing cash reserves as well as the company's borrowing $75 against its existing syndicated revolving credit agreement. In addition, under the original payment terms, all outstanding debt related to the securitized trade receivables was paid by the company during the first quarter of 2002.

     Over the next eighteen months, the company intends to refinance approximately $450 of scheduled obligations, including the minority interest termination, maturing in 2002 and 2003. The company believes its existing credit facilities, in conjunction with plans to replace scheduled obligations maturing in 2002 and 2003, will provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital

Working capital was $641 and $970 at the end of the first quarter of 2002 and 2001, respectively. At year-end 2001, working capital was $694. The decrease since first quarter 2001 and year-end 2001 is primarily due to the repayment of debt. The current ratio was 2.0 and 2.2 at the end of March 2002 and March 2001, respectively, and 2.0 at year end 2001.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.26 per share in the first quarters of both 2002 and 2001. During April 2002, the Board of Directors approved a reduction in the quarterly dividend paid on shares of the company's common stock from $0.26 per share to $0.13 per share effective for the quarterly dividend payable July 1, 2002.

     The return on average shareholders' equity was 3.1% and 4.2 % for the twelve-month periods ended March 30, 2002 and March 31, 2001, respectively. The lower return on equity as of March 30, 2002 reflects the inclusion of the reduction to the gain on disposal of discontinued operations of the eyewear segment recorded in the fourth quarter of 2001, partially offset by higher income from operations.

OUTLOOK

The company continues to expect full-year 2002 revenue growth in the mid-to-upper single digit range. However, based on first-quarter performance and trends in the market, it now expects lens and lens care growth in the low double digits and cataract growth in the low single digits. Previously, lens and lens care sales growth had been projected in the mid-to-upper-single-digit range and cataract growth had been projected in the mid-single-digit range. Expectations for the pharmaceutical and refractive surgery categories remain unchanged from previous guidance.

     The company continues to expect sequential sales and earnings growth in each of the next three quarters, with full-year operating margins approaching 10% of sales. Full-year improvements in gross margin and SG&A ratios are also expected. Research & development expense is expected to become an increasingly larger percent of sales as the year progresses.

     The company remains comfortable with full-year guidance for earnings per share in the mid-$1.60s (which represents the expectations described in its Annual Report on Form 10-K for the year ended December 29, 2001, adjusted for the adoption of SFAS No. 142).

Information Concerning Forward-Looking Statements

Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words "anticipate", "should", "expect", "estimate", "project", "will", "are likely" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the heading "Outlook" and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors affecting the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the company's businesses compete, changes in global and localized economic and political conditions, effects of war or terrorism, changing currency exchange rates, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the company's products, legal proceedings initiated by or against the company, the impact of company performance on its financing costs, changes in government regulation of the company's products and operations, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, changes in the company's credit ratings, or the cost of access to sources of liquidity, the company's ability to maintain positive relationships with third party financing resources, the financial well-being and commercial success of key customers, changes in the supply of raw materials used in the manufacture of the company's products, significant changes in tax rates or policies or in rates of inflation, changes in accounting principles and the application of such principles to the company, the performance by third parties upon whom the company relies for the provision of goods or services, the ability of the company to successfully execute marketing strategies, the ability of the company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies, difficulties or delays in the development, production, laboratory and clinical testing, regulatory approval or marketing of products, the successful completion and integration of acquisitions announced by the company, the continued successful implementation of efforts in managing and reducing costs and expenses, the effect of changes within the company's organization, including the selection and development of the company's management team and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including its 2001 Annual Report on Form 10-K.

Item 3.      Quantitative and Qualitative Disclosures About Market Risks

The company's floating rate assets excess over its floating rate liabilities has decreased slightly for the quarter ended March 30, 2002. This represents a change in the interest rate exposure as disclosed in Item 7(a) "Quantitative and Qualitative Disclosures About Market Risks," in the company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. A sensitivity analysis to measure the potential impact that a change in interest rates would have, net of hedging, on the company's net income indicates that a one percentage point decrease in global interest rates would negatively effect financial income by approximately $1.9 million on an annualized basis. There has been no material change in the company assessment of its sensitivity to foreign currency exchange rate risk since its disclosure in Item 7(a) of the company's 10-K.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

In its Annual Report on Form 10-K for 2001, the company reported on several pending patent proceedings relating to its PureVision contact lens product line. One such proceeding is a patent infringement lawsuit filed by the company against CIBA Vision Corporation in the U.S. District Court for the Western District of New York relating to a patent the company holds for hydrogel lenses. CIBA Vision Corporation has filed a motion for summary judgement in this action. On May 2, 2002, the Court heard preliminary arguments on this motion and has reserved decision.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Item 601 Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

(b)	Reports on Form 8-K.
No 8-K reports were filed with the SEC during the first quarter of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAUSCH & LOMB INCORPORATED

Date: May 9, 2002	By: /s/ Robert B. Stiles
Robert B. Stiles Senior Vice President and General Counsel

Date: May 9, 2002	By: /s/ Stephen C. McCluski
Stephen C. McCluski Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
S-K Item 601 No.	Document
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

(10)-a	Bausch & Lomb Incorporated Annual Incentive Compensation Plan, formerly known as the EVA Management Incentive Compensation Plan, as amended and restated on March 25, 2002 (filed herewith).
(10)-b	Operating Margin Enhancement Plan, dated March 25, 2002 (filed herewith).
(11)	Statement Regarding Computation of Per Share Earnings (filed herewith).