Form 10-Q
period 2002-06-29
BAUSCH & LOMB INC
filed 2002-08-13
CIK 10427

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File
June 29, 2002	Number: 1-4105
BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)
New York	16-0345235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
One Bausch & Lomb Place Rochester, NY	14604-2701
(Address of principle executive offices)	(Zip code)
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

The number of shares of Common stock of the registrant outstanding as of June 29, 2002 was 53,915,389, consisting of 53,326,950 shares of Common stock and 588,439 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

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

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
	(Unaudited) Second Quarter Ended		(Unaudited) Six Months Ended
Dollar Amounts In Millions - Except Per Share Data	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net Sales	$ 458.4	$ 401.7	$ 872.6	$ 804.3

Costs And Expenses
Cost of products sold	197.1	185.1	378.5	373.1
Selling, administrative and general	179.6	163.2	354.5	332.6
Research and development	31.3	31.7	61.4	61.5
Restructuring charges and asset write-offs	-	-	23.5	16.9
	408.0	380.0	817.9	784.1
Operating Income	50.4	21.7	54.7	20.2

Other (Income) Expense
Interest and investment income	(3.3)	(9.4)	(40.6)	(24.2)
Interest expense	12.7	16.5	25.5	34.7
Loss (gain) from foreign currency, net	0.6	(1.8)	0.8	(8.4)
	10.0	5.3	(14.3)	2.1

Income Before Income Taxes And Minority Interest	40.4	16.4	69.0	18.1
Provision for income taxes	14.0	5.8	23.7	5.3

Income Before Minority Interest	26.4	10.6	45.3	12.8
Minority interest in subsidiaries	4.6	3.8	14.6	7.3

Income From Continuing Operations Before Change In
Accounting Principle	21.8	6.8	30.7	5.5
Change In Accounting Principle, Net Of Taxes	-	-	-	0.3

Net Income	$ 21.8	$ 6.8	$ 30.7	$ 5.8

Basic Earnings Per Share:
Continuing Operations	$ 0.41	$ 0.13	$ 0.57	$ 0.10
Change In Accounting Principle	-	-	-	0.01
	$ 0.41	$ 0.13	$ 0.57	$ 0.11
Average Shares Outstanding - Basic (000s)	53,837	53,593	53,767	53,546

Diluted Earnings Per Share:
Continuing Operations	$ 0.40	$ 0.13	$ 0.57	$ 0.10
Change In Accounting Principle	-	-	-	0.01
	$ 0.40	$ 0.13	$ 0.57	$ 0.11
Average Shares Outstanding - Diluted (000s)	54,035	53,781	53,957	53,774

See Notes To Financial Statements
BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES BALANCE SHEETS
Dollar Amounts In Millions	(Unaudited) June 29, 2002	December 29, 2001
Assets
Cash and cash equivalents	$ 419.6	$ 534.4
Other investments, short-term	-	41.9
Trade receivables, less allowances of $24.5 and $20.7, respectively	388.8	380.7
Inventories, net	244.7	253.4
Deferred income taxes	78.1	74.0
Other current assets	136.9	112.9
Total Current Assets	1,268.1	1,397.3

Property, Plant And Equipment, net	541.8	543.3
Goodwill	608.7	454.5
Other Intangibles, net	231.3	384.5
Other Long-Term Assets	88.9	96.6
Deferred Income Taxes	144.4	117.3
Total Assets	$2,883.2	$2,993.5

Liabilities And Shareholders' Equity
Notes payable	20.1	32.6
Current portion of long-term debt	155.4	90.7
Accounts payable	61.5	65.4
Accrued compensation	79.1	80.7
Accrued liabilities	381.5	359.0
Federal, state and foreign income taxes payable	92.0	64.6
Deferred income taxes	15.5	10.6
Total Current Liabilities	805.1	703.6

Long-Term Debt, less current portion	683.6	703.2
Deferred Income Taxes	282.0	297.2
Other Long-Term Liabilities	103.1	99.9
Minority Interest	17.7	214.6
Total Liabilities	1,891.5	2,018.5

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,198,322 shares issued in 2002 and in 2001	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 701,208 shares issued (496,832 shares in 2001)	-	-
Capital In Excess Of Par Value	100.8	95.6
Common And Class B Stock In Treasury, at cost, 6,984,141 shares (7,081,412 shares in 2001)	(360.7)	(364.0)
Retained Earnings	1,271.0	1,261.4
Accumulated Other Comprehensive Loss	(31.9)	(36.0)
Other Shareholders' Equity	(11.6)	(6.1)
Total Shareholders' Equity	991.7	975.0
Total Liabilities And Shareholders' Equity	$2,883.2	$2,993.5

See Notes To Financial Statements
BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF CASH FLOWS
	Six Months Ended
Dollar Amounts In Millions	June 29, 2002	June 30, 2001
Cash Flows From Operating Activities
Net Income	$ 30.7	$ 5.8
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities
Depreciation	53.4	51.2
Amortization	12.3	23.9
Restructuring charges and asset write-offs	23.5	16.9
Gain from sale of investments available-for-sale	(18.1)	-
Gain on retirement of fixed assets	(2.8)	(1.2)
Changes In Assets And Liabilities
Trade receivables	2.5	52.4
Inventories	13.9	(8.5)
Deferred income taxes	(43.0)	(19.2)
Other current assets	(15.4)	(1.8)
Other long-term assets	18.2	(6.5)
Accounts payable and accrued liabilities	0.2	29.1
Income taxes payable	26.2	8.9
Other long-term liabilities	4.5	(11.4)
Net Cash Provided By Operating Activities	106.1	136.1

Cash Flows From Investing Activities
Capital expenditures	(42.8)	(38.4)
Net cash paid for acquisition of businesses and other intangibles	(1.0)	(9.4)
Sale price adjustment related to disposal of discontinued operations	(23.0)	-
Proceeds from liquidation of other investments	-	97.3
Cash received from sale of investments available-for-sale	37.4	9.7
Net Cash (Used In) Provided By Investing Activities	(29.4)	59.2

Cash Flows From Financing Activities
Termination of investor's interest in partnership	(200.0)	-
Repurchase of Common and Class B shares	(0.9)	(0.4)
Exercise of stock options	2.4	3.5
Net repayments of notes payable	(13.0)	(12.4)
Repayment of long-term debt	(30.9)	(71.2)
Proceeds from issuance of debt	75.0	16.2
Payment of dividends	(27.9)	(27.2)
Net Cash Used In Financing Activities	(195.3)	(91.5)

Effect of exchange rate changes on cash and cash equivalents	3.8	(14.6)

Net change in cash and cash equivalents	(114.8)	89.2

Cash And Cash Equivalents - Beginning Of Period	534.4	660.3

Cash And Cash Equivalents - End Of Period	$419.6	$749.5

Supplemental Cash Flow Disclosures
Cash paid for interest	$ 25.5	$ 35.4
Net cash payments for income taxes	$ 11.5	$ 35.8

See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Dollar Amounts In Millions - Except Per Share Data

NOTE A:     Inventories, net

                     Inventories consisted of the following:

	June 29, 2002	December 29, 2001

Raw materials and supplies	$ 55.5	$ 60.4
Work in process	21.8	25.4
Finished products	167.4	167.6
	$244.7	$253.4

NOTE B:     Property, Plant And Equipment, net

                     Major classes of property, plant and equipment consisted of the following:

	June 29, 2002	December 29, 2001

Land	$ 15.8	$ 14.7
Buildings	304.5	295.3
Machinery and equipment	854.1	815.1
Leasehold improvements	26.8	25.3
	1,201.2	1,150.4

Less: Accumulated depreciation	(659.4)	(607.1)
	$ 541.8	$ 543.3

NOTE C:     Comprehensive Income

The following table summarizes components of comprehensive income for the quarters and six months ended June 29, 2002 and June 30, 2001:

Second Quarter Ended
		June 29, 2002			June 30, 2001
	Pre-tax Amount	Tax (Expense) benefit	Net-of-tax amount	Pre-tax Amount	Tax (Expense) benefit	Net-of-tax amount
Foreign currency translation adjustments	$ 35.0	$ -	$ 35.0	$ (12.4)	$ -	$ (12.4)
Net loss on cash flow hedges	(3.3)	1.1	(2.2)	(2.1)	0.7	(1.4)
Reclassification adjustment into earnings for net loss (gain) on cash flow hedges	0.4	-	0.4	(0.1)	-	(0.1)
Unrealized holding gain on available for sale securities	-	-	-	18.9	(6.6)	12.3
Other comprehensive income (loss)	$ 32.1	$ 1.1	33.2	$ 4.3	$ (5.9)	(1.6)
Net income			21.8			6.8
Total comprehensive income			$ 55.0			$ 5.2

	Six Months Ended
	June 29, 2002			June 30, 2001
	Pre-tax Amount	Tax (Expense) benefit	Net-of-tax amount	Pre-tax Amount	Tax (Expense) benefit	Net-of-tax amount
Foreign currency translation adjustments	$ 26.5	$ -	$ 26.5	$ (8.8)	$ -	$ (8.8)
Transition adjustment	-	-	-	(1.8)	0.6	(1.2)
Net loss on cash flow hedges	(3.5)	0.8	(2.7)	(1.0)	0.4	(0.6)
Reclassification adjustment into earnings for net loss (gain) on cash flow hedges	1.2	-	1.2	(0.2)	-	(0.2)
Unrealized holding (loss) gain on available for sale securities	(4.5)	1.7	(2.8)	7.8	(2.0)	5.8
Reclassification adjustment for net gains realized in net earnings	(27.6)	9.5	(18.1)	(5.4)	1.9	(3.5)
Other comprehensive (loss) income	$ (7.9)	$12.0	4.1	$ (9.4)	$ 0.9	(8.5)
Net income			30.7			5.8
Total comprehensive income (loss)			$ 34.8			$(2.7)

NOTE D:     Restructuring and Exit Activities

2001 Program

In December 2001, the company's Board of Directors approved a widespread restructuring plan designed to reduce ongoing operating costs by eliminating approximately 800 jobs on a global basis. The restructuring plan was implemented in two phases due to anticipated timing of communication to employees and overall implementation schedule. As a result, a pre-tax amount of $8.3 was recorded during the fourth quarter of 2001 for Phase I of the restructuring and for asset write-offs. During the first quarter of 2002, a pre-tax amount of $23.5 was recorded for Phase II of the restructuring and additional asset write-offs.

     The following table summarizes the activity for Phase I and Phase II of the 2001 program:
	Severance and all other expenses	Asset write- offs	Total

Net charge during 2001	$ 4.4	$ 3.9	$ 8.3
Asset write-offs during 2001	-	(3.9)	(3.9)
Cash payments during 2001	(0.2)	-	(0.2)
Remaining reserve at December 29, 2001	4.2	-	4.2

Net charge during 2002	23.1	0.4	23.5
Asset write-offs during 2002	-	(0.4)	(0.4)
Cash payments during 2002	(11.3)	-	(11.3)
Remaining reserve at June 29, 2002	$16.0	$ -	$16.0

     The restructuring actions will result in the termination of approximately 250 and 550 employees in Phase I and Phase II, respectively. As of June 29, 2002, 602 employees had been terminated under this restructuring plan with $11.5 of related costs being charged against the liability. Actions in this restructuring plan are expected to be completed by the end of 2002.

     In addition to employee terminations, the above actions resulted in $3.9 of asset write-offs for machinery and equipment ($1.5), goodwill related to the contact lens manufacturing plant in Madrid, Spain ($0.8) and an equity investment in a manufacturer of patented MicroBarrier technologies, intended to benefit the company's lens care and over-the-counter pharmaceutical product lines ($1.6). The disposition and/or decommissioning of these assets occurred in the fourth quarter of 2001. During the first quarter of 2002, an additional asset write-off of $0.4 was recorded for machinery and equipment that was disposed and/or decommissioned in the first quarter of 2002.

Profit Improvement Program

In July 2002, the company announced plans to improve operating profitability through a comprehensive plan which includes plant closures and consolidations; manufacturing efficiencies and yield enhancements; procurement process enhancements; the rationalization of certain contact lens and surgical product lines; distribution initiatives; and the development of a global information technology (IT) platform. These plans include the elimination of approximately 450 jobs worldwide associated with those actions. Restructuring charges and asset write-offs associated with these initiatives are expected to be as much as $20.0 million before taxes, and will be recorded entirely in the third quarter of 2002. The final amount of the charge will depend on the resolution of details pertaining to certain of the actions.

Accrual for Acquisition Related Exit Activities

As part of the integration of Groupe Chauvin, management developed a formal plan that included the shutdown of duplicate facilities in Europe and the consolidation of certain functional areas. The exit activities were committed to by management and formally communicated to the affected employees during the fourth quarter of 2000 and the first quarter of 2001. The acquisition accrual at December 30, 2000 related to the cost of terminating employees in R&D, selling and administration. The other costs represented leasehold and vehicle termination payments. Additional accruals representing closures and consolidations of functions and locations to be completed by December of 2002 were recorded in 2001 resulting in an adjustment to goodwill. These exit activities were communicated to the affected employees in 2001. As of June 29, 2002, 130 employees had been terminated. Approximately 136 employees remain to be terminated during 2002. All actions in this plan are expected to be completed by the end of 2002. The major components of the accrual were as follows:
	Costs of Exit Activities
	Employee Severance	Other	Total
Acquisition accrual	$ 2.6	$ 0.4	$ 3.0
Cash payments during 2000	(0.3)	-	(0.3)
Remaining reserve at December 30, 2000	2.3	0.4	2.7

Additional accruals	11.1	0.1	11.2
Cash payments during 2001	(8.5)	(0.4)	(8.9)
Remaining reserve at December 29, 2001	4.9	0.1	5.0

Cash payments during 2002	(2.5)	(0.1)	(2.6)
Remaining reserve at June 29, 2002	$ 2.4	$ -	$ 2.4

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

     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Restructuring charges and charges related to certain significant events, although related to specific segments, are also excluded from management basis results. The accounting policies used to generate segment results are the same as the company's overall accounting policies. Inter-segment sales were $106.0 and $216.4 for the quarter and six months ended June 29, 2002, respectively, and $128.0 and $251.0 for the same periods in 2001. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the table below.

     The following table presents net sales and operating income by business segment and presents total company operating income for the quarters and six months ended June 29, 2002 and June 30, 2001. Operating income for the prior year periods which is presented in the following table reflects the reclassification of amortization expense as described in the paragraph below. The restructuring reserve and asset write-offs are described in Note D: Restructuring and Exit Activities.
	Second Quarter Ended
	June 29, 2002		June 30, 2001
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$209.4	$49.8	$173.0	$36.8
Europe	156.0	40.1	146.4	33.8
Asia	93.0	29.0	82.3	24.9
Research, Development & Engineering	-	(35.4)	-	(36.1)
Global Supply Chain	-	(19.7)	-	(28.0)
	458.4	63.8	401.7	31.4
Corporate administration	-	(13.4)	-	(9.7)
	$458.4	$50.4	$401.7	$21.7

	Six Months Ended
	June 29, 2002		June 30, 2001
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$408.7	$102.2	$361.9	$ 87.5
Europe	300.8	75.3	291.2	64.0
Asia	163.1	43.1	151.2	34.2
Research, Development & Engineering	-	(69.6)	-	(71.5)
Global Supply Chain	-	(42.2)	-	(56.1)
	872.6	108.8	804.3	58.1
Corporate administration	-	(30.6)	-	(21.0)
Restructuring reserve and asset write-offs	-	(23.5)	-	(16.9)
	$872.6	$ 54.7	$804.3	$ 20.2

     The company adopted a new management structure effective as of January 1, 2001 as reflected above. During the first quarter of 2002, the company reevaluated the measures and management data used in decision making to ensure it continued to be properly aligned with the company's strategic objectives. As a result of the review, goodwill arising from vertically integrated acquisitions, product technology, other non-customer related intangibles and the associated amortization expense were reclassified to the Global Supply Chain segment to more accurately reflect their contribution to the company's return on net operating assets. The following table of segment assets reflects the reclassification.
	Six Months Ended June 29, 2002	Year Ended December 29, 2001
	Assets	Assets Reclassified	Assets As Reported

Americas	$ 283.4	$ 311.5	$ 710.1
Europe	313.7	296.3	644.2
Asia	162.7	159.4	161.7
Research, Development & Engineering	44.6	36.5	36.5
Global Supply Chain	1,206.9	1,194.4	445.6
	2,011.3	1,998.1	1,998.1
Corporate administration	871.9	995.4	995.4
	$2,883.2	$2,993.5	$2,993.5

NOTE F:     Minority Interest

The minority interest in subsidiaries at December 29, 2001, primarily represented an outside partnership interest of 22% in Wilmington Partners L.P., (the Partnership). The remaining partnership interests were held by four wholly owned subsidiaries of the company. The Partnership was a separate legal entity from the company, but for financial reporting purposes, assets, liabilities and results of operations from the Partnership were included in the company's consolidated financial results. The outside investor's limited partnership interest was recorded as minority interest totaling $200.0 in the company's consolidated financial statements at December 29, 2001. During March 2002, the outside partner exercised its put right for all of its partnership interest, and the company recorded a one-time early liquidation premium of $7.0, net of taxes, in connection with the early termination of the outside partner's interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred on May 9, 2002. The payment was funded through existing cash reserves and borrowings of $75.0 against the company's existing syndicated revolving credit agreement. The minority interest liability remaining on the balance sheet represents the company's outside partnership interests in non-U.S. manufacturing joint ventures which are fully consolidated in the company's results.

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

     Upon adoption of SFAS No. 142, the company analyzed existing intangible assets that had been recognized separately from goodwill and reclassified intangibles that did not meet the separate recognition criteria as prescribed in SFAS No. 141, Business Combinations, to goodwill. As such, $146.0 of intangibles, including assembled workforce and customer relationships, were reclassified to goodwill and $10.3 of deferred tax liabilities previously associated with those intangible assets were eliminated with a corresponding deduction in goodwill. Additionally, the company reassessed the useful lives of the remaining intangibles and concluded that there were no indefinite-lived intangible assets. As described in Note H: Acquired Intangible Assets the company reduced the useful lives of certain acquired trade names and has applied the change in accounting estimate prospectively. The company identified and established reporting units to be the company's business segments and determined that goodwill was not impaired based on a comparison of the carrying value of goodwill attributable to each of the company's reporting units to their respective fair values. Fair value was determined using a discounted cash flow methodology.

     The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 was as of the beginning of the six months ended June 30, 2001:
	Second Quarter Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Reported net income	$ 21.8	$ 6.8	$ 30.7	$ 5.8
Goodwill amortization (net of tax of $2.2 and $4.5 for the quarter and six months ended in 2001, respectively)	-	4.1	-	8.5
Amortization of intangibles reclassified to goodwill (net of tax of $0.6 and $0.9 for the quarter and six months ended in 2001, respectively)	-	1.2	-	1.7
Amortization of trade names due to change in accounting estimate (net of tax of $0.4 and $0.8 for the quarter and six months ended in 2001, respectively)	-	(0.8)	-	(1.6)
Adjusted net income	$ 21.8	$ 11.3	$ 30.7	$ 14.4

Basic earnings per share:
Reported net income per share	$ 0.41	$ 0.13	$ 0.57	$ 0.11
Goodwill amortization	-	0.07	-	0.15
Amortization of intangibles reclassified to goodwill	-	0.02	-	0.03
Amortization of trade names due to change in accounting estimate	-	(0.01)	-	(0.02)
Adjusted net income per share	$ 0.41	$ 0.21	$ 0.57	$ 0.27

Diluted earnings per share:
Reported net income per share	$ 0.40	$ 0.13	$ 0.57	$ 0.11
Goodwill amortization	-	0.07	-	0.15
Amortization of intangibles reclassified to goodwill	-	0.02	-	0.03
Amortization of trade names due to change in accounting estimate	-	(0.01)	-	(0.02)
Adjusted net income per share	$ 0.40	$ 0.21	$ 0.57	$ 0.27

     The changes in the carrying amount of goodwill for the six months ended June 29, 2002, are as follows:
	Americas	Europe	Asia	Global Supply	RD&E	Total
Balance as of December 29, 2001	$176.4	$231.6	$ 9.4	$ 37.1	$ -	$454.5
Intangibles reclassified to goodwill	110.1	35.5	0.2	0.2	-	146.0
Elimination of deferred tax liabilities	(0.3)	(10.0)	-	-	-	(10.3)
Reclassification to Global Supply as described in Note E: Business Segment Information	(283.0)	(256.0)	(2.2)	541.2	-	-
Other (includes currency effect)	(1.9)	11.9	0.3	8.2	-	18.5
Balance as of June 29, 2002	$ 1.3	$ 13.0	$ 7.7	$586.7	$ -	$608.7

NOTE H:     Acquired Intangible Assets

In connection with the company's adoption of SFAS No. 142, Goodwill and Intangible Assets, the company also reassessed the remaining useful lives of its intangible assets and determined that certain acquired trade names required a reduction in their remaining useful lives. The change in the company's strategies and business objectives driven by the company's new Chief Executive Officer indicated that a reduction in the remaining useful lives of certain trade names was appropriate. Remaining useful lives of trade names associated with the Chiron, Storz and Groupe Chauvin acquisitions were reduced from 16, 36 and 29 years to 7, 10 and 15 years, respectively. The remaining useful lives were revised by the company based upon current strategies and objectives, an assessment of product characteristics, the pace of technological advancement and trends in the market place. This change in accounting estimate was applied prospectively as of December 30, 2001 and accounted for $0.8 and $1.5 of amortization expense, net of tax, during the quarter and six months ended June 29, 2002, respectively.

     The following tables reflect the components of intangible assets as of the six-months ended June 29, 2002:

	June 29, 2002
	Gross Carrying Amount	Accumulated Amortization
Developed technology	$ 66.9	$ 6.1
Technology and patents	84.2	52.0
Physician information & customer database	17.9	1.1
Intellectual property	25.9	1.6
Trade names	88.2	14.4
License agreements	30.1	6.7
	$313.2	$ 81.9

     Amortization expense of intangibles for the quarter and six-months ended June 29, 2002 was $6.3 and $12.3, respectively. Estimated intangible amortization expense for each of the next five succeeding fiscal years is as follows:

Fiscal year ended	Amount
December 28, 2002	$24.5
December 27, 2003	24.0
December 25, 2004	23.9
December 31, 2005	23.7
December 30, 2006	16.0

NOTE I:     Other Investments, Short-Term

At December 29, 2001, the company owned common stock in Charles River Laboratories, Inc. which represented the retention of a minority equity interest from the sale of the Charles River Laboratories business during 1999, as reported in the company's Form 10-K for the year ended December 25, 1999. This investment was classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. During 2001, approximately 1,300,000 shares or 51.0% of the company's original equity interest were sold, resulting in realized gains of $12.6, net of taxes. As of December 29, 2001, the investment was valued at $41.9. A resulting unrealized holding gain of $20.9, net of taxes, recorded at December 29, 2001, was reflected in the Statement of Changes in Shareholders' Equity in the company's 2001 Annual Report on Form 10-K. During the first quarter of 2002, the company sold its remaining shares resulting in a realized gain of $18.1 net of taxes.

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

     A transition gain of $0.3, net of taxes, was recorded in the quarter ended March 31, 2001, as a cumulative adjustment to income for marking foreign currency forward contracts to fair value upon implementation of SFAS No. 133. This amount substantially pertained to contracts utilized to offset foreign exchange exposures related to foreign currency denominated assets and liabilities. The company does not apply hedge accounting to these contracts because they are marked to market through income at the same time that the exposed asset/liability is remeasured through income; both are recorded in foreign exchange loss (gain). Less than $0.1 related to contracts designated as net investment hedges of net assets of certain non-U.S. subsidiaries and cash flow hedge contracts designated to offset risks associated with intercompany loans with non-U.S. subsidiaries. In the quarter ended March 31, 2001, a transition adjustment loss of $1.8 was recorded in other comprehensive income related primarily to an interest rate swap designated as a cash flow hedge to offset risks associated with interest payments on a variable-rate lease.

     For effective fair value hedge transactions in which the company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For fair value hedge transactions where the short cut method is not permitted for assessing effectiveness, losses arising from any ineffectiveness will be recognized in the period in which they occur. For cash flow hedge transactions in which the company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in income in the periods in which income is impacted by the variability of the cash flows of the hedged item. For the quarters ended June 29, 2002 and June 30, 2001, net losses of $0.4 and $0.1, respectively, were reclassified from other comprehensive income into income. Year-to-date, net losses of $1.3 and $0.2 for the periods ended June 29, 2002 and June 30, 2001, respectively, were reclassified from other comprehensive income into income. An estimated $1.4 net loss is expected to be reclassified into income in the next twelve months.

     In general, the forward exchange contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception. For derivatives designated as hedging instruments for hedges of foreign currency exposures of net investments in non-U.S. subsidiaries, a net after-tax loss of $0.6 and a net after-tax gain of $9.4, were included in the cumulative translation adjustment in the quarters ended June 29, 2002 and June 30, 2001, respectively. Year-to-date, a net after-tax loss of $0.4 and a net after-tax gain of $22.1 for the periods ended June 29, 2002 and June 30, 2001, respectively, were included in the cumulative translation adjustment.

     For instruments designated as hedges, a reduction to interest expense of $0.2 was recognized for hedge ineffectiveness for the quarter and six months ended June 29, 2002. Hedge ineffectiveness had no impact on income for the quarter and six months ended June 30, 2001.

NOTE K:     Forward Equity Contracts

During 2001, the company's board of directors authorized the repurchase of up to 2,000,000 shares of the company's Common stock. The company has executed an agreement with a financial institution for the future purchase of such shares through one or more forward purchase transactions. Such purchases, which may have settlement dates as long as two years, can be settled, at the company's election, on a physical share, net cash or net share basis. As of June 29, 2002 the company had entered into forward purchases that expire during March 2003, covering 750,000 shares with an average exercise price of $38.68 for an aggregate cost of $29.0, which upon settlement will be recorded as equity in the company's consolidated financial statements. An estimated fair value liability of $3.6 was associated with these contracts based on the closing market price of $33.85 as of June 29, 2002, for the company's stock. A 10% change in the company's stock price from June 29, 2002 would increase or decrease, as applicable, the fair value liability of the shares by $2.5.

NOTE L:     New Accounting Pronouncements

In November 2001, the Emerging Issues Task Force ("EITF") issued Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products effective for the first quarter of 2002. The purpose of Issue No. 01-9 was to codify and reconcile the Task Force consensus's on Issues No. 00-14 Accounting for Certain Sales Incentives, Issues 2 and 3 of Issue No. 00-22, Accounting for "Points" and Certain Other Time-Based for Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future and No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products and identify other related interpretive issues that had not yet been addressed by the Task Force. The consensus reached by the Task Force requires cash consideration given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the income statement. The consideration should be characterized as a cost if a benefit is or will be received from the recipient of the consideration if the benefit meets certain conditions. This Issue does not alter the impact to the company as already considered in Issues No. 00-14 and 00-25. Under the new guidance, $12.4 and $22.0 were reclassified from selling, administrative and general expenses to a reduction in net sales for the quarter and six months ended June 30, 2001, respectively.

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

     In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The company will adopt SFAS No. 145 in the fiscal year beginning December 29, 2002 and has determined that adoption will not have a material effect on its financial position.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The company will adopt SFAS No. 146 in the fiscal year beginning December 29, 2002.

NOTE M:     Other Matters

On April 13, 2001 a shareholder class action lawsuit was filed in the U.S. District Court for the Western District of New York. Four other similar lawsuits were filed in both the Western and Southern Districts of New York, with the company's Chief Financial Officer, Stephen C. McCluski, and former Chairman and Chief Executive Officer, William M. Carpenter, and former President, Carl E. Sassano, named as defendants. The complaints allege that the value of the company's stock was inflated artificially by alleged false and misleading statements about expected financial results. The plaintiffs seek to represent a class of shareholders who purchased company common stock between January 27, 2000 and August 24, 2000. On October 15, 2001 all lawsuits were consolidated in the U.S. District Court for the Western District of New York. The company intends to defend itself vigorously against these claims and has filed a motion to dismiss the consolidated action. The company cannot at this time estimate with any certainty the impact of these claims on its financial position.

     The company is currently involved in five pending patent proceedings relating to its PureVision contact lens product line. Four of these proceedings were commenced by CIBA Vision Corporation and related entities, in each case alleging that the PureVision lens product infringes intellectual property held by them. The first of these suits was filed on March 8, 1999 in U.S. District Court for the Northern District of Georgia, followed by other suits commenced in the Federal Court of Melbourne, Australia (filed on February 29, 2000), the U.S. District Court for the District of Delaware (filed on May 3, 2001), and the Administrative Court of Duesseldorf, Germany (filed on September 7, 2001). The suits filed in the U.S. District Court for the Northern District of Georgia, the Federal Court of Melbourne, Australia and the Administrative Court of Duesseldorf, Germany are all in various stages of the discovery process. In addition, the company has filed three motions for summary judgment in the Georgia lawsuit. In the Delaware matter, the court ruled on June 26, 2002, that the company's PureVision product infringes a patent owned by Wesley Jessen Vision Care, Inc., a subsidiary of CIBA Vision Corporation. The Court issued an injunction ordering that the company discontinue the manufacture and sale of its PureVision lens product in the United States. The company has filed papers with the United States Court of Appeals for the Federal Circuit indicating its intent to appeal the decision. On June 28, 2002, the Court of Appeals issued a temporary stay of the injunction pending its decision on the company's motion for a stay pending appeal. However, on August 2, 2002, the United States Court of Appeals for the Federal Circuit denied the company's request for a permanent stay of this injunction pending appeal. As a result, the company has discontinued the manufacturing and selling of PureVision contact lenses in the United States, and has announced plans to transfer the manufacturing of this product line to its facilities in Waterford, Ireland. The financial impact of this decision is described below. The company intends to seek an accelerated review of the appeal of the Delaware decision, and to defend itself vigorously against all other claims asserted by CIBA Vision Corporation and related entities.

     The fifth proceeding related to the PureVision line was commenced by the company on November 6, 2001, when the company filed a patent infringement lawsuit against CIBA Vision Corporation in the U.S. District Court for the Western District of New York relative to a patent the company holds for hydrogel lenses. CIBA Vision Corporation has filed two motions for summary judgment in this action. The Court has heard preliminary arguments on one motion and has reserved decision pending further hearing dates. The second motion is still being briefed. The company intends to pursue vigorously its claims against CIBA Vision Corporation in this action.

     The anticipated financial impact of the decision in the Delaware matter has been identified. As the company reported in its second quarter earnings release on July 25, 2002, second-half revenues and earnings will be reduced as a result of this court decision. Revenues are expected to decline in the second half of the year by approximately $10 million, and earnings per share are expected to decline in the second half of the year between $0.12 and $0.15. The earnings per share decline reflects the impact of lost margin from the sales decline as well as other incremental costs (such as underabsorbed overhead, relocation of equipment, validation and start-up) associated with the transfer of manufacturing, which will be reported in ongoing operations; as well as severance costs related to employees in the U.S. facility, which will be charged to restructuring expense in the third quarter. The company cannot at this time estimate with any certainty the impact on its financial position of the other lawsuits filed by CIBA Vision Corporation and related entities and the patent infringement lawsuit filed by the company against CIBA Vision Corporation.

     The company is engaged in various lawsuits, claims, investigations and proceedings including patent, trademark, commercial and environmental matters that are in the ordinary course of business. The company cannot at this time estimate with any certainty the impact on its financial position.

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

     The company reported net income and income from continuing operations of $22 or $0.40 per share and $31 or $0.57 per share for the quarter and six months ended June 29, 2002, respectively, compared to $7 or $0.13 per share and $6 and $0.10 per share for the same periods in 2001.

     The company's results for each of the periods presented were impacted by several significant items. A reconciliation of reported net income and earnings per share to comparable-basis net income and earnings per share from continuing operations is presented below on an after-tax basis:
	Second Quarter Ended
	June 29, 2002		June 30, 2001
	Amount	Per Share	Amount	Per Share
Reported net income and income from continuing operations	$21.8	$0.40	$ 6.8	$0.13
Pro forma impact of SFAS No. 142	-	-	4.5	0.08
Comparable-basis income from continuing operations	$21.8	$0.40	$11.3	$0.21
Average Shares Outstanding - Diluted (000's)		54,035		53,781
	Six Months Ended
	June 29, 2002		June 30, 2001
	Amount	Per Share	Amount	Per Share
Reported net income	$30.7	$0.57	$ 5.8	$0.11
Gain on adoption of SFAS No. 133	-	-	(0.3)	(0.01)
Reported income from continuing operations	30.7	0.57	5.5	0.10

Restructuring charges and asset write-offs	15.4	0.29	11.0	0.20
Gain on sale of equity investment	(18.1)	(0.34)	(3.5)	(0.06)
Minority interest early liquidation premium	7.0	0.13	-	-
Pro forma impact of SFAS No. 142	-	-	8.6	0.16
Comparable-basis income from continuing operations	$35.0	$0.65	$21.6	$0.40
Average Shares Outstanding - Diluted (000's)		53,957		53,774

     The following summarizes, for the quarter and six months ended June 29, 2002 and June 30, 2001, significant items impacting company results.

     Restructuring charges and asset write-offs recorded during the first quarter of 2002 of $24 before taxes related to the second phase of the 2001 restructuring program designed to reduce ongoing operating costs. Pre-tax gains on the sale of the company's remaining equity interest in Charles River Laboratories, Inc. of $28 were realized in the first quarter of 2002. During March 2002, an outside partner exercised its put right for all of its partnership interest and the company recorded a one-time early liquidation premium obligation of $11 before taxes.

     During the first quarter of 2001, a pre-tax amount of $17 was recorded for Phase II of the 2000 restructuring plan. A pre-tax gain on the sale of 22% of the company's original equity interest in Charles River Laboratories of $5 was realized in the first quarter of 2001. The adoption of a new accounting standard during the first quarter of 2001 resulted in a gain of less than $1 before taxes.

     The reconciliations above reflect the impact of the company's adoption SFAS No. 142 as of December 30, 2001 under which the company will no longer amortize goodwill. Had the pronouncement been in effect in 2001, amortization expense for the quarter and six months ended June 30, 2001 would have been reduced by $7 and $13 before taxes or $0.08 and $0.16 per share, respectively.

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

CONTINUING OPERATIONS

Net Sales By Business Segment and Geographic Region

Total net sales for the second quarter and six months ended June 29, 2002 were $458 and $873, respectively. This represents a $57 or 14% increase for the quarter from 2001 and a $68 or 9% increase for the first six months. On a constant dollar basis (excluding the effect of foreign currency exchange rates) net sales increased 13% for the quarter and 9% on a year-to-date basis.

     The Americas segment net sales for the quarter were $209, an increase of $36 or 21% (22% in constant dollars) compared to the prior year. Year-to-date, net sales of $409 increased $47 or 13% (14% in constant dollars) from 2001. The segment experienced significant increases in lens care sales due to an unusually low base in the U.S. during the second quarter of 2001, and strong sales of planned replacement and disposable lenses, and branded proprietary and multi-source pharmaceutical products. These results were partially offset by declines in cataract sales due to lost market share attributable to previous product supply issues addressed during 2001, and declines in refractive sales which were hampered by a postponement of both capital equipment purchases and elective refractive surgeries in the U.S.

     The Asia segment net sales totaled $93 for the quarter and $163 for the first six months of 2002, an increase from the prior year of 13% and 8%, respectively. In constant dollars, the increase was 14% and 11%, respectively. This increase was primarily due to lens care sales growth and incremental contact lens sales partially resulting from the launch of SofLens66 Toric into the Japanese market late in the first quarter.

     Net sales in the Europe segment were $156 for the quarter, an increase of 7% (2% in constant dollars) from the prior-year period. Year-to-date, net sales were $301, an increase of 3% in actual dollars and 2% in constant dollars from the prior-year period. Strong sales of planned replacement and disposable lenses were partially offset by declines in refractive product sales.

     Net sales in markets outside the U.S. totaled $270 in the second quarter of 2002, an increase of $21 or 8% for the quarter compared with the 2001 period. Year-to-date, net sales were $504, an increase of $25 or 5% from the prior-year period. Net sales outside the U.S. for the quarter represented approximately 59% of consolidated net sales in 2002 and 62% in 2001. Year-to-date, net sales outside the U.S. represented approximately 58% of consolidated net sales in 2002 and 60% in 2001. Excluding the impact of currency, net sales outside the U.S. increased 6% for both the quarter and year to date.

     Net U.S. sales, which represented approximately 41% of consolidated net sales, totaled $188 in the second quarter, an increase of $36 or 24% from the comparable quarter period in 2001, which represented approximately 38% of consolidated net sales. Year-to-date, net U.S. sales totaled $369 or 42%, an increase of $43 or 13% compared to the prior-year period.

     The following table presents net sales by major product lines for the quarters and six months ended June 29, 2002 and June 30, 2001.
	Second Quarter Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Product Category
Lens Care	$117	$ 91	$223	$194
Contact Lens	132	111	252	222
Pharmaceutical	101	86	186	163
Cataract	75	75	147	153
Refractive	33	39	65	72
	$458	$402	$873	$804

Lens Care Net Sales

Net sales for lens care products were $117 for the second quarter of 2002, an increase of 28% in both actual and constant dollars, compared to the same period last year. Year-to-date, revenues were $223, an increase of 15% (16% in constant dollars) from the prior year. Sales of lens care products in the Americas region increased 55% in actual dollars and 56% in constant dollars for the quarter. On a year-to-date basis, net sales in the Americas region increased 24% in both actual and constant dollars. The increase in the Americas region is a consequence of an unusually low base in the year-ago period, when retail customers in the U.S. were undergoing a period of inventory destocking so as to realign sales with consumer consumption. Lens care net sales in the Europe segment increased 7% and 3% in actual and constant dollars, respectively, and were essentially flat on a year-to-date basis in actual dollars (decrease of 1% in constant dollars). Asia region lens care net sales increased 6% for the quarter and 11% year to date in actual dollars. On a constant dollar basis, the increase was 7% and 13% for the quarter and year to date, respectively.

Contact Lens Net Sales

Contact lens net sales were $132 for the second quarter of 2002, an increase of 19% as compared to the same 2001 period. Year-to-date, revenues were $252, an increase of 14% from the prior year. In constant dollars, contact lens net sales increased 18% for the quarter and 15% year to date. In all commercial segments, contact lens net sales for the quarter increased approximately 20% in actual dollars. In constant dollars, growth was essentially the same, except in Europe where the second quarter increase was 15%. On a year-to-date basis, net sales in the Americas, Europe and Asia segments increased 19%, 17% and 5% in actual dollars and 20%, 16% and 9% in constant dollars, respectively. Each segment experienced strong sales of planned replacement and disposable products, including SofLens66 Toric and PureVision, that out-paced moderate revenue declines in older-technology offerings. (See Note M: Other Matters for discussion of current litigation relating to the PureVision contact lens product line.)

Pharmaceutical Net Sales

Net sales for pharmaceutical products were $101 for the second quarter, an increase of 17% from the same period last year. Excluding the impact of currency, revenues were up 16%. Year-to-date, revenues were $186, an increase of 14% over the prior year, in both actual and constant dollars. Gains were driven by the Americas region, where pharmaceutical net sales were up 30% and 26% (32% and 28% excluding the impact of currency) for the quarter and year to date, respectively. These results reflected strong demand for the Ocuvite line of ocular vitamin supplements and Lotemax proprietary anti-inflammatory eye drops. In Europe, pharmaceutical net sales were up 5% and 3% in actual dollars for the quarter and year to date, respectively. In constant dollars, sales were essentially flat for the quarter and up 2% on a year-to-date basis, the results of which reflect lower sales of prescription pharmaceutical products in Germany, partially the result of continued competitive pricing pressure in advance of proposed legislation surrounding reimbursement for generic pharmaceuticals.

Cataract Net Sales

Net sales from the company's cataract products for the second quarter of 2002 were $75 or flat with the same period in 2001. Revenues on a year-to-date basis were $147, a 4% decrease over the same 2001 period. Excluding the impact of currency, net sales decreased 2% for the quarter and decreased 4% year to date. Second quarter sales declines in the Americas region more than offset constant dollar gains in Asia and flat constant dollar performance in Europe. The U.S. performance continues to reflect the residual impact of lost market share due to the product supply issues that the company addressed during 2001.

Refractive Net Sales

Refractive products for the second quarter of 2002 provided $33 in net sales, a 13% decrease over the same period in 2001. Year-to-date, revenues were $65, a decrease of 11% from the prior year. Excluding the impact of currency, net sales decreased 14% for the quarter and decreased 11% year to date. Refractive net sales in the Americas segment were down for the quarter by 16% and 20% year to date, in actual dollars. On a constant dollar basis, the declines were 15% and 19% for the quarter and year to date, respectively. The decline in the Americas reflects softness in the market for LASIK surgery which affects the number of LASIK procedures and capital equipment purchases. Net sales in Europe decreased 18% and 20% in actual and constant dollars for the quarter, respectively, mainly due to fewer laser placements. Net sales in Europe decreased 14% in both actual and constant dollars year to date. Asia experienced an increase of 2% in both actual and constant dollars for the quarter and an increase of 14% in both actual and constant dollars on a year-to-date basis. Outside the U.S., sales of products associated with the company's Zyoptix system for customized ablation surgery continued to grow, indicating the acceptance of the company's market-leading technology.

Costs & Expenses and Operating Earnings

The ratio of costs of products sold to sales was 43% during the second quarter and first six months of 2002, versus 46% for the same 2001 periods. The margin increase was primarily a result of product cost savings from recent restructuring actions. Sales increases in higher-margin lenses (SofLens66 Toric and PureVision) and lens care products, and the positive impact of changes in foreign currency exchange rates, also contributed to the margin improvement.

     Selling, administrative and general expenses, including corporate administration, were $180 or 39% of sales during the second quarter of 2002, versus $163 or 41% for the same 2001 period. Year-to-date, these expenses were $355 or 41% of sales in 2002 and $333 or 41% of sales in 2001. Results for the quarter and six months ended June 29, 2002 include increased spending to support the product launches of ReNu MultiPlus No Rub and Ocuvite PreserVision in the U.S. and SofLens66 Toric in Japan, and increased expenses associated with executive compensation and other employee benefit programs. Results for the quarter and six months ended June 30, 2001, include amortization expense of $7 and $13, respectively. The company adopted SFAS No. 142 as of December 30, 2001, under which the company no longer amortizes goodwill. Additionally, the percentage of sales ratio reflects higher sales levels for the second quarter and six months ended June 29, 2002.

     Research and development expenses totaled $31 and $61 in the second quarter and first six months of 2002, a decrease of less than $1 over both 2001 periods. This represented 7% of second-quarter and year-to-date sales in 2002 and 8% in the same 2001 periods, demonstrating the company's continued commitment to R&D spending in support of its goal of consistently bringing new products to market, in particular developing new applications for the Envision TD implant technology for treating retinal and other back-of-the-eye diseases.

     Operating earnings for the second quarter of 2002 increased $29, to $50, representing 11% of net sales versus 5% from the prior-year period. Year-to-date, operating earnings of $78 were up $41 compared to 2001, representing 9% of net sales versus 5% in 2001. The increase in operating earnings was a result of the factors described above.

Other Income And Expenses

Discussion of amounts in this section is on an as-reported basis and includes one-time or non-recurring events.

     Interest and investment income totaled $3 for the second quarter ended June 29, 2002, a decrease of $6 compared to the same 2001 period. This decrease is primarily due to lower average investment levels and investment rates. Year-to-date, interest and investment income of $41 increased $16 from the prior year. During the first quarters of 2002 and 2001, the company recorded gains from the sale of Charles River Laboratories stock of $28 and $5, respectively. In addition, interest income of approximately $6 associated with a federal income tax refund was recognized during the first quarter of 2002. These increases were partially offset by lower average investment levels and investment rates.

     Interest expense of $13 and $26 for the quarter and six months ended June 29, 2002 decreased $4 and $9 compared to the same periods in 2001 primarily due to lower average debt levels and interest rates.

     Foreign currency losses of $0.6 and $0.8 were recognized during the second quarter and first six months of 2002, respectively, compared to gains of $2 and $8 in the same prior-year periods. The first six months of 2002 reflects the results of lower premium income recognized on foreign currency exchange contracts utilized in the company's hedging program, resulting from lower U.S. interest rates as well as the termination of a net investment hedge. Additionally, the first quarter of 2001 includes the gains realized on hedging activities associated with the company's option to liquidate a Netherlands guilder denominated investment.

     During the first quarter ended March 31, 2001, a deferred tax benefit was recorded to reflect a change in the statutory tax rate associated with the company's joint venture in China. This benefit was offset by an increase in the company's minority interest expense. The tax rate for the six months ended June 30, 2001 was 35%, excluding the effect of this adjustment.

Liquidity And Financial Resources

Cash Flows From Operating Activities

Cash provided by operating activities was $106 through the second quarter of 2002, compared to $136 for the same 2001 period. The reduction in cash flows from operating activities was driven primarily by a $3 decrease in trade receivables and a $14 decrease in inventories during the six months ended June 29, 2002 as compared to a $52 decrease in trade receivables and a $9 increase in inventories during the six months ended June 30, 2001.

Cash Flows From Investing Activities

Cash used in investing activities was $29 for the first six months of 2002 compared to $59 provided by investing activities during the same 2001 period. During the first six months of 2002, a cash inflow of $37 from the sale of the company's remaining equity interest in Charles River Laboratories was offset by a $23 payment for a sale price adjustment related to the disposal of discontinued operations of the eyewear segment and $43 in capital spending. During the same 2001 period, the company sold 22% of its original equity interest in the Charles River Laboratories business and, exercised its option on its Netherlands guilder investment and put the majority of its equity position back to the issuer, resulting in cash inflows of $10 and $97, respectively, which were partially offset by $38 in capital expenditures.

Cash Flows From Financing Activities

Through the first six months of 2002, $195 was used in financing activities compared to $92 in the comparable 2001 period. During the second quarter of 2002, a payment of $200 was made related to the early termination of a minority interest obligation, as described in Note F: Minority Interest, partially offset by the borrowing of $75 against the company's existing syndicated revolving credit agreement.

Free Cash Flow

The company strives to maximize its free cash flow, defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases, the acquisition or divestiture of businesses and the acquisition of intangible assets. Free cash flow through the first six months of 2002 was $105 compared to $93 for the comparable period in 2001. The increase is due primarily to the cash received from increased operating income and the sale of Charles River Laboratories stock, offset by operational cash flow factors described above.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, was $859 at the end of the second quarter of 2002, up $33 from year end 2001 and lower than the June 2001 amount by $60. The ratio of total debt to capital was 46% at the end of the second quarter of 2002 and at the end of 2001, and 48% at June 2001. The decrease from the prior-year quarter is due to the repayment of long-term debt.
     Cash and cash equivalents totaled $420 and $750 at the end of the second quarters of 2002 and 2001, respectively, and $534 at the end of 2001. The decrease in cash from year end 2001 is primarily due to the payment of a $200 minority interest obligation, as described in Note F: Minority Interest, partially offset by the company's borrowing $75 against its existing syndicated revolving credit agreement during the second quarter.

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

     The debt ratings as of June 29, 2002 for Standard & Poor's were at BBB- and A3, for long-term and short-term debt, respectively. On March 11, 2002, the company was downgraded by Moody's Investor Service in response to its 2001 performance. The debt ratings for Moody's Investors Service, as of June 29, 2002 are Ba1 and Not-Prime for long-term and short-term debt, respectively.

     As a result of the downgrade, certain financial transactions became available for termination at the option of the holder. These included a limited partnership interest which was recorded as minority interest totaling $200; financing covering the company's world headquarters facility of $63; and securitized trade receivables of $25. During March 2002, the outside partner exercised its put right for its $200 partnership interest as described in Note F: Minority Interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred on May 9, 2002. The payment was funded through existing cash reserves as well as the company's borrowing of $75 against its existing syndicated revolving credit agreement, which was repaid by the company on July 10, 2002. In addition, under the original payment terms, all outstanding debt related to the securitized trade receivables was paid by the company during the first quarter of 2002.

     During the second quarter of 2002, the company filed a shelf registration for up to $500 in financing and anticipates borrowing approximately $200 during the third quarter of 2002. The company believes its existing credit facilities, in conjunction with the financing activities mentioned above, will provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital

Working capital was $463 and $935 at the end of the second quarter of 2002 and 2001, respectively. At year end 2001, working capital was $694. The decrease since the second quarter of 2001 and year end 2001 is primarily due to the repayment of debt and the payment of a minority interest obligation, as described in Note F: Minority Interest. The current ratio was 1.6 and 2.2 at the end of June 2002 and June 2001, respectively, and 2.0 at year end 2001.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.13 and $0.26 per share in the second quarters of 2002 and 2001, respectively. During April 2002, the Board of Directors approved a reduction in the quarterly dividend paid on shares of the company's common stock from $0.26 per share to $0.13 per share effective for the quarterly dividend payable July 1, 2002.

     The return on average shareholders' equity was 4.7% and 1.5 % for the twelve-month periods ended June 29, 2002 and June 30, 2001, respectively. The higher return on equity as of June 29, 2002 reflects higher income from operations, partially offset by the inclusion of the reduction to the gain on disposal of discontinued operations of the eyewear segment recorded in the fourth quarter of 2001.

OUTLOOK

The company expects several factors to impact results for the remainder of 2002.

     The first factor is currency. Should foreign currency rates remain at the same level as of the end of the second quarter, sales and earnings over the remainder of the year would increase as compared against prior expectations.

     This currency benefit will be partially offset by three other factors in the second half of the year: weaker performance expectations for the company's refractive surgery business; higher research and development spending; and a recent court decision prohibiting the company from manufacturing and selling PureVision contact lenses in the United States.

     The expectations for the refractive surgery business reflect a slower recovery in the U.S. refractive market than the company had previously anticipated. Research and development spending reflects the timing of project expenditures, although the company's full-year projections for this line item have not changed.

     On August 2, 2002 the United States Court of Appeals for the Federal Circuit denied the company's motion for a stay of injunction pending appeal in the litigation with Wesley Jessen Vision Care, Inc., a subsidiary of CIBA Vision Corporation, in the U.S. District of Delaware. As a result, the company will transfer manufacturing of PureVision lenses from the U.S. to its facility in Ireland, to meet the demand for the lenses in markets outside the U.S. The company expects second half revenues to decline approximately $10 million from previous expectations as a result of the court decision. Reported earnings per share are expected to decrease between $0.12 and $0.15 in total. That decline reflects lost margin from the sales decline and other incremental costs (such as underabsorbed overhead, relocation of equipment, validation and start-up) associated with the transfer of manufacturing, which will be reported in ongoing operations; as well as severance costs related to employees in the U.S. facility, which will be charged to restructuring expense in the third quarter.

     Taking all of these factors into account, the company continues to project full-year 2002 revenue growth in the mid-to-upper single digits, given the strength of its contact lens, lens care and pharmaceuticals businesses through the second quarter. Comparable-basis earnings per share are projected to be approximately $1.60 for the full year. That projection excludes the impact of restructuring charges related to both the profitability improvement plan announced on July 25, 2002 and to severance charges associated with the transfer of PureVision manufacturing to Ireland, both of which will be recorded in the third quarter.

Information Concerning Forward-Looking Statements

Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words "anticipate", "should", "expect", "estimate", "project", "will", "are likely" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the heading "Outlook" and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors affecting the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the company's businesses compete, changes in global and localized economic and political conditions, effects of war or terrorism, changing currency exchange rates, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the company's products, legal proceedings initiated by or against the company, including those related to patents and other intellectual property held by the company, the impact of company performance on its financing costs, changes in government regulation of the company's products and operations, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, changes in the company's credit ratings, or the cost of access to sources of liquidity, the company's ability to maintain positive relationships with third party financing resources, the financial well-being and commercial success of key customers, changes in the supply of raw materials used in the manufacture of the company's products, significant changes in tax rates or policies or in rates of inflation, changes in accounting principles and the application of such principles to the company, the performance by third parties upon whom the company relies for the provision of goods or services, the ability of the company to successfully execute marketing strategies, the ability of the company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies, difficulties or delays in the development, production, laboratory and clinical testing, regulatory approval or marketing of products, the successful completion and integration of acquisitions by the company, the continued successful implementation of efforts in managing and reducing costs and expenses, the effect of changes within the company's organization, including the selection and development of the company's management team and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including its 2001 Annual Report on Form 10-K, the Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, and the current Reports on Form 8-K, dated June 14, 2002 and June 26, 2002.

Item 3.     Quantitative and Qualitative Disclosures About Market Risks

The company's floating rate assets excess over its floating rate liabilities has decreased for the quarter and six months ended June 29, 2002 resulting from a decrease in floating rate assets and an increase in floating rate liabilities. The decrease in floating rate assets is primarily due to the payment of a $200 minority interest obligation, as described in Note F: Minority Interest, which was funded through existing cash reserves as well as the company's borrowing $75 against its existing syndicated revolving credit agreement during the second quarter. Additionally, the company entered into a $100 interest rate swap during the second quarter of 2002, thereby increasing floating rate liabilities. This represents a change in the interest rate exposure as disclosed in Item 7(a) "Quantitative and Qualitative Disclosures About Market Risks," in the company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. A sensitivity analysis to measure the potential impact that a change in interest rates would have, net of hedging, on the company's net income indicates that a one percentage point change in global interest rates would affect financial income by approximately $0.2 million on an annualized basis. There has been no material change in the company assessment of its sensitivity to foreign currency exchange rate risk since its disclosure in Item 7(a) of the company's 10-K.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

In its Annual Report on Form 10-K for 2001, its Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and its current report on form 8-K dated June 26, 2002, the company reported on several pending patent proceedings relating to its PureVision contact lens product line. One such proceeding is a lawsuit filed by Wesley Jessen Vision Care, Inc., a subsidiary of CIBA Vision Corporation in the U.S. District Court for the District of Delaware in which it is alleged that the PureVision product infringes intellectual property held by Wesley Jessen. On June 26, 2002, following a bench trial, the District Court ruled that the Company's PureVision contact lenses infringe patent rights owned by Wesley Jessen. The District Court issued an injunction ordering that the company discontinue the manufacture and sale of its PureVision lens product in the United States. At the time of the District Court's decision, the PureVision lens product was being manufactured by the company exclusively in Rochester, New York. On August 2, 2002, the United States Court of Appeals for the Federal Circuit denied the company's request for a permanent stay of this injunction pending appeal. The company has filed papers with the United States Court of Appeals for the Federal Circuit indicating its intent to appeal the lower court's decision, and the company intends to request an accelerated review of the appeal of this matter.
     In its Annual Report on Form 10-K for 2001, its Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and its current report on Form 8-K dated June 26, 2002, the company reported on a lawsuit filed by CIBA Vision Corporation in the U.S. District Court for the Northern District of Georgia relating to the company's PureVision contact lens product. The company filed three recent motions for summary judgment in the Georgia lawsuit.

     In its Annual Report on Form 10-K for 2001, its Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and its current report on Form 8-K dated June 26, 2002 the company reported on a patent infringement lawsuit filed by the company against CIBA Vision Corporation in the U.S. District Court for the Western District of New York relating to a patent the company holds for hydrogel lenses. CIBA Vision Corporation has recently filed a second motion for summary judgment in this matter.

Item 4.	Submission of Matters to a Vote of Security Holders
The 2002 annual meeting of shareholders was held on April 30, 2002. The following matters were voted upon and received the votes set forth below:
	1.	Ronald L. Zarrella was elected to a two-year term as director with 47,487,945 shares voting for and 1,253,700 votes withheld.
2. The individuals named below were elected to three-year terms as directors.
Votes Cast
		Director	For	Withheld
		Jonathan S. Linen	47,261,962	1,479,683
		John R. Purcell	47,461,093	1,280,552
		William H. Waltrip	46,366,525	2,375,120
Directors continuing in office are Franklin E. Agnew, Domenico De Sole, Ruth R. McMullin, Linda Johnson Rice, and Kenneth L. Wolfe.
	3.	The election of PricewaterhouseCoopers, LLP as independent accountants for 2002 was ratified, with 46,410,907 shares voting for, 2,102,911 shares voting against, and 227,826 shares abstaining.
4.

A shareholder's proposal requesting that the Board of Directors take further actions to eliminate the staggered three-year terms served by Board Members passed with 32,572,205 shares voting for, 10,023,965 shares voting against, and 1,169,103 shares abstaining.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Item 601 Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

(b)	Reports on Form 8-K.

On June 14, 2002, the company filed with the SEC a Current Report on Form 8-K, announcing its filing with the SEC of a Registration Statement on Form S-3 seeking to register an offering of up to $500 million in company debt or equity securities and disclosing the retrospective impact of net income per share, for the periods presented in the company's 2001 Annual Report on Form 10-K, from the adoption of SFAS No. 142, Goodwill and Intangible Assets, in the company's fiscal year beginning December 30, 2001. A table showing the company's net income and net earnings per share for the years ended December 29, 2001, December 30, 2000 and December 25, 1999, adjusted for the adoption of SFAS No. 142 in the fiscal year beginning December 30, 2001, was filed with the Form 8-K. In addition, a discussion of risk factors which could effect the company's financial condition and results of operations was filed as an exhibit with the Form 8-K.

     On June 28, 2002, the company filed with the SEC a Current Report on Form 8-K, , announcing the June 26, 2002 United States Federal Court for the District of Delaware ruling that the company's PureVision continuous wear contact lens product infringes a patent owned by Wesley Jessen Vision Care, Inc., a subsidiary of CIBA Vision Corporation. The Form 8-K additionally disclosed the District Court's injunction ordering that the company discontinue the manufacture and sale of its PureVision contact lens, effective immediately, in the United States, and the company's intent to file an immediate appeal. No financial statements were filed with the Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAUSCH & LOMB INCORPORATED

Date: August 13, 2002	By: /s/ Ronald L. Zarrella
Ronald L. Zarrella Chairman and Chief Executive Officer

Date: August 13, 2002	By: /s/ Stephen C. McCluski
Stephen C. McCluski Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
S-K Item 601 No.	Document
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