Form 10-Q
period 2002-09-28
BAUSCH & LOMB INC
filed 2002-11-01
CIK 10427

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File
September 28, 2002	Number: 1-4105

BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)

New York	16-0345235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Bausch & Lomb Place Rochester, NY	14604-2701
(Address of principle executive offices)	(Zip code)

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

The number of shares of Common stock of the registrant outstanding as of September 28, 2002 was 53,932,021, consisting of 53,346,119 shares of Common stock and 585,902 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

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
BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
	(Unaudited) Third Quarter Ended		(Unaudited) Nine Months Ended
Dollar Amounts In Millions - Except Per Share Data	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net Sales	$ 466.7	$ 419.4	$ 1,339.3	$ 1,223.6

Costs And Expenses
Cost of products sold	205.5	190.4	584.0	563.5
Selling, administrative and general	172.6	164.1	527.2	496.6
Research and development	31.9	29.0	93.2	90.5
Restructuring charges and asset write-offs	25.5	-	49.0	16.9
	435.5	383.5	1,253.4	1,167.5
Operating Income	31.2	35.9	85.9	56.1

Other (Income) Expense
Interest income and investment expense (income)	0.1	(19.5)	(40.4)	(43.7)
Interest expense	12.5	13.0	37.9	47.7
Loss (gain) from foreign currency, net	1.9	0.8	2.7	(7.6)
	14.5	(5.7)	0.2	(3.6)

Income Before Income Taxes And Minority Interest	16.7	41.6	85.7	59.7
Provision for income taxes	5.8	14.6	29.5	19.8

Income Before Minority Interest	10.9	27.0	56.2	39.9
Minority interest in subsidiaries	1.5	3.7	16.1	11.0

Income From Continuing Operations Before Change In
Accounting Principle	9.4	23.3	40.1	28.9
Change In Accounting Principle, Net Of Taxes	-	-	-	0.3

Net Income	$ 9.4	$ 23.3	$ 40.1	$ 29.2

Basic Earnings Per Share:
Continuing Operations	$ 0.18	$ 0.43	$ 0.75	$ 0.54
Change In Accounting Principle	-	-	-	-
	$ 0.18	$ 0.43	$ 0.75	$ 0.54
Average Shares Outstanding - Basic (000s)	53,853	53,619	53,796	53,570

Diluted Earnings Per Share:
Continuing Operations	$ 0.17	$ 0.43	$ 0.74	$ 0.54
Change In Accounting Principle	-	-	-	-
	$ 0.17	$ 0.43	$ 0.74	$ 0.54
Average Shares Outstanding - Diluted (000s)	54,030	53,721	53,964	53,710
See Notes To Financial Statements
BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES BALANCE SHEETS
Dollar Amounts In Millions	(Unaudited) September 28, 2002	December 29, 2001
Assets
Cash and cash equivalents	$ 342.8	$ 534.4
Other investments, short-term	-	41.9
Trade receivables, less allowances of $26.2 and $20.7, respectively	402.0	380.7
Inventories, net	228.5	253.4
Deferred income taxes	73.8	74.0
Other current assets	126.5	112.9
Total Current Assets	1,173.6	1,397.3

Property, Plant And Equipment, net	528.5	543.3
Goodwill	621.7	454.5
Other Intangibles, net	229.8	384.5
Other Long-Term Assets	92.4	96.6
Deferred Income Taxes	153.2	117.3
Total Assets	$2,799.2	$2,993.5

Liabilities And Shareholders' Equity
Notes payable	$ -	$ 32.6
Current portion of long-term debt	247.4	90.7
Accounts payable	68.9	65.4
Accrued compensation	87.4	80.7
Accrued liabilities	390.4	359.0
Federal, state and foreign income taxes payable	87.5	64.6
Deferred income taxes	15.7	10.6
Total Current Liabilities	897.3	703.6

Long-Term Debt, less current portion	509.0	703.2
Deferred Income Taxes	281.4	297.2
Other Long-Term Liabilities	94.4	99.9
Minority Interest	17.9	214.6
Total Liabilities	1,800.0	2,018.5

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,198,322 shares issued in 2002 and in 2001	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 702,812 shares issued (496,832 shares in 2001)	-	-
Capital In Excess Of Par Value	101.6	95.6
Common And Class B Stock In Treasury, at cost, 6,969,113 shares (7,081,412 shares in 2001)	(360.8)	(364.0)
Retained Earnings	1,273.5	1,261.4
Accumulated Other Comprehensive Loss	(28.7)	(36.0)
Other Shareholders' Equity	(10.5)	(6.1)
Total Shareholders' Equity	999.2	975.0
Total Liabilities And Shareholders' Equity	$2,799.2	$2,993.5
See Notes To Financial Statements
BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF CASH FLOWS
	Nine Months Ended
Dollar Amounts In Millions	September 28, 2002	September 29, 2001
Cash Flows From Operating Activities
Net Income	$ 40.1	$ 29.2
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities
Depreciation	78.9	77.2
Amortization	18.7	36.2
Restructuring charges and asset write-offs	49.0	16.9
Gain from sale of investments available-for-sale	(18.1)	(12.6)
Loss on retirement of fixed assets	1.5	1.6
Changes In Assets And Liabilities
Trade receivables	(9.9)	63.4
Inventories	34.1	(9.3)
Deferred income taxes	(48.7)	(19.9)
Other current assets	(3.3)	23.4
Other long-term assets	16.8	(8.9)
Accounts payable and accrued liabilities	(13.0)	(24.3)
Income taxes payable	21.3	(23.8)
Other long-term liabilities	2.0	(9.3)
Net Cash Provided By Operating Activities	169.4	139.8

Cash Flows From Investing Activities
Capital expenditures	(60.5)	(55.8)
Net cash paid for acquisition of businesses and other intangibles	(6.7)	(9.4)
Sale price adjustment related to disposal of discontinued operations	(23.0)	-
Proceeds from liquidation of other investments	-	97.3
Cash received from sale of investments available-for-sale	37.4	29.5
Other	(2.0)	(2.0)
Net Cash (Used In) Provided By Investing Activities	(54.8)	59.6

Cash Flows From Financing Activities
Termination of investor's interest in partnership	(200.0)	-
Repurchase of Common and Class B shares	(0.8)	(0.7)
Exercise of stock options	2.4	5.1
Net (repayments of) proceeds from notes payable	(33.5)	3.8
Repayment of long-term debt	(120.4)	(196.1)
Proceeds from issuance of debt	75.0	16.2
Payment of dividends	(34.9)	(41.6)
Net Cash Used In Financing Activities	(312.2)	(213.3)

Effect of exchange rate changes on cash and cash equivalents	6.0	(7.2)

Net change in cash and cash equivalents	(191.6)	(21.1)

Cash And Cash Equivalents - Beginning Of Period	534.4	660.3

Cash And Cash Equivalents - End Of Period	$342.8	$639.2

Supplemental Cash Flow Disclosures
Cash paid for interest	$ 42.6	$ 58.5
Net cash payments for income taxes	$ 20.3	$ 41.7
See Notes To Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Dollar Amounts In Millions - Except Per Share Data

NOTE A:     Inventories, net

                     Inventories consisted of the following:

	September 28, 2002	December 29, 2001

Raw materials and supplies	$ 56.6	$ 60.4
Work in process	21.9	25.4
Finished products	150.0	167.6
	$228.5	$253.4

NOTE B:     Property, Plant And Equipment, net

                    Major classes of property, plant and equipment consisted of the following:

	September 28, 2002	December 29, 2001

Land	$ 16.1	$ 14.7
Buildings	307.9	295.3
Machinery and equipment	859.1	815.1
Leasehold improvements	27.3	25.3
	1,210.4	1,150.4

Less: Accumulated depreciation	(681.9)	(607.1)
	$ 528.5	$ 543.3

NOTE C:     Comprehensive Income

The following table summarizes components of comprehensive income for the quarters and nine months ended September 28, 2002 and September 29, 2001:

Third Quarter Ended
		September 28, 2002			September 29, 2001
	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$ 11.7	$ -	$ 11.7	$ (10.6)	$ -	$ (10.6)
Net (loss) gain on cash flow hedges	(13.3)	4.6	(8.7)	0.2	(0.1)	0.1
Reclassification adjustment into earnings for net loss realized on cash flow hedges	0.3	(0.1)	0.2	-	-	-
Unrealized holding loss on available for sale securities	-	-	-	(2.8)	1.0	(1.8)
Reclassification adjustment into earnings for net gain realized on available for sale securities	-	-	-	(14.0)	4.9	(9.1)
Other comprehensive income (loss)	$ (1.3)	$ 4.5	3.2	$ (27.2)	$ 5.8	(21.4)
Net income			9.4			23.3
Total comprehensive income			$ 12.6			$ 1.9

	Nine Months Ended
	September 28, 2002			September 29, 2001
	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$ 38.2	$ -	$ 38.2	$ (19.5)	$ -	$ (19.5)
Transition adjustment upon implementation of SFAS No. 133 as described in Note J: Accounting for Derivatives and Hedging Activities	-	-	-	(1.8)	0.6	(1.2)
Net loss on cash flow hedges	(16.9)	5.8	(11.1)	(0.8)	0.4	(0.4)
Reclassification adjustment into earnings for net loss (gain) realized on cash flow hedges	1.6	(0.5)	1.1	(0.2)	-	(0.2)
Unrealized holding (loss) gain on available for sale securities	(4.5)	1.7	(2.8)	5.0	(1.0)	4.0
Reclassification adjustment into earnings for net gain realized on available for sale securities	(27.6)	9.5	(18.1)	(19.4)	6.8	(12.6)
Other comprehensive income (loss)	$ (9.2)	$16.5	7.3	$ (36.7)	$ 6.8	(29.9)
Net income			40.1			29.2
Total comprehensive income (loss)			$ 47.4			$(0.7)

NOTE D:     Restructuring and Exit Activities

Profit Improvement Program and Transfer of PureVision Manufacturing

In July 2002, the company announced plans to improve operating profitability through a comprehensive plan which includes plant closures and consolidations; manufacturing efficiencies and yield enhancements; procurement process enhancements; the rationalization of certain contact lens and surgical product lines; distribution initiatives; and the development of a global information technology (IT) platform. These plans include the elimination of approximately 465 jobs worldwide associated with those actions. Restructuring charges and asset write-offs of $22.8 before taxes associated with these initiatives was recorded in the third quarter of 2002. The company also recorded a pre-tax amount of $3.7 during the third quarter of 2002 for severance associated with the elimination of approximately 145 jobs due to the transfer of PureVision extended wear contact lens manufacturing from the U.S. to Waterford, Ireland following a ruling against the company in a U.S. patent lawsuit. (See Note M: Other Matters for discussion of current litigation relating to the PureVision contact lens product line.)

     The following table summarizes the activity for the Profit Improvement Program and the transfer of PureVision manufacturing from the U.S. to Waterford, Ireland:
	Severance and other related expenses	Asset write- offs	Total

Net charge during 2002	$23.1	$ 3.4	$26.5
Asset write-offs during 2002	-	(3.4)	(3.4)
Cash payments during 2002	(1.1)	-	(1.1)
Remaining reserve at September 28, 2002	$22.0	$ -	$22.0

     As of September 28, 2002, 117 jobs had been eliminated under this restructuring plan with $1.1 of related costs being charged against the liability. Actions in this restructuring plan are expected to be completed by the end of 2003. In addition to job eliminations, the above actions resulted in $3.4 of asset write-offs for machinery and equipment. The disposition and/or decommissioning of these assets occurred in the third quarter of 2002.

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

     The following table summarizes the activity for Phase I and Phase II of the 2001 program:
	Severance and other related expenses	Asset write- offs	Total

Net charge during 2001	$4.4	$ 3.9	$8.3
Asset write-offs during 2001	-	(3.9)	(3.9)
Cash payments during 2001	(0.2)	-	(0.2)
Remaining reserve at December 29, 2001	4.2	-	4.2

Net charge during 2002	23.1	0.4	23.5
Asset write-offs during 2002	-	(0.4)	(0.4)
Cash payments during 2002	(17.6)	-	(17.6)
Reversal of reserve not required	(1.0)	-	(1.0)
Remaining reserve at September 28, 2002	$8.7	$ -	$8.7

     The restructuring actions were estimated to result in the elimination of approximately 250 and 550 jobs in Phase I and Phase II, respectively. As of September 28, 2002, 686 jobs had been eliminated under this restructuring plan with $17.8 of related costs being charged against the liability. Actions in this restructuring plan are expected to be completed by the end of 2002.

     In addition to employee terminations, the above actions resulted in $3.9 of asset write-offs for machinery and equipment ($1.5), goodwill related to the contact lens manufacturing plant in Madrid, Spain ($0.8) and an equity investment in a manufacturer of patented MicroBarrier technologies, intended to benefit the company's lens care and over-the-counter pharmaceutical product lines ($1.6). The disposition and/or decommissioning of these assets occurred in the fourth quarter of 2001. During the first quarter of 2002, an additional asset write-off of $0.4 was recorded for machinery and equipment that was disposed and/or decommissioned in that quarter.

     During the third quarter of 2002, the company reversed $1.0 of severance and other costs that were not required. The reversal encompassed 86 employees, primarily resulting from the cessation of certain actions originally contemplated as well as employee resignations for which severance payments will not be made.

Accrual for Acquisition Related Exit Activities

As part of the integration of Groupe Chauvin, management developed a formal plan that included the shutdown of duplicate facilities in Europe and the consolidation of certain functional areas. The exit activities were committed to by management and formally communicated to the affected employees during the fourth quarter of 2000 and the first quarter of 2001. The acquisition accrual at December 30, 2000 related to the cost of terminating employees in R&D, selling and administration. The other costs represented leasehold and vehicle termination payments. Additional accruals representing closures and consolidations of functions and locations to be completed by December of 2002 were recorded in 2001 resulting in an adjustment to goodwill. These exit activities were communicated to the affected employees in 2001. As of September 28, 2002, 145 jobs had been eliminated. Approximately 121 jobs remain to be eliminated during 2002. All actions in this plan will be substantially completed during the fourth quarter of 2002. The major components of the accrual were as follows:
	Costs of Exit Activities
	Employee Severance	Other	Total
Acquisition accrual	$ 2.6	$ 0.4	$ 3.0
Cash payments during 2000	(0.3)	-	(0.3)
Remaining reserve at December 30, 2000	2.3	0.4	2.7

Additional accruals	11.1	0.1	11.2
Cash payments during 2001	(8.5)	(0.4)	(8.9)
Remaining reserve at December 29, 2001	4.9	0.1	5.0

Cash payments during 2002	(2.8)	(0.1)	(2.9)
Remaining reserve at September 28, 2002	$ 2.1	$ -	$ 2.1

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

     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Restructuring charges and charges related to certain significant events, although related to specific segments, are also excluded from management basis results. The accounting policies used to generate segment results are the same as the company's overall accounting policies. Inter-segment sales were $112.0 and $328.4 for the quarter and nine months ended September 28, 2002, respectively, and $127.2 and $378.2 for the same periods in 2001. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the table below.

     The following tables present net sales and operating income by business segment and present total company operating income for the quarters and nine months ended September 28, 2002 and September 29, 2001. Operating income for the prior year periods which is presented in the following tables reflects the reclassification of amortization expense as described in the paragraph below. The restructuring reserve and asset write-offs are described in Note D: Restructuring and Exit Activities.
	Third Quarter Ended
	September 28, 2002		September 29, 2001
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$221.4	$75.5	$200.1	$59.9
Europe	148.9	36.6	137.5	30.9
Asia	96.4	29.4	81.8	21.8
Research, Development & Engineering	-	(36.2)	-	(34.5)
Global Supply Chain	-	(33.7)	-	(30.1)
	466.7	71.6	419.4	48.0
Corporate administration	-	(14.9)	-	(9.3)
Former Chief Executive Officer severance accrual	-	-	-	(2.8)
Restructuring reserve and asset write-offs	-	(25.5)	-	-
	$466.7	$31.2	$419.4	$35.9

	Nine Months Ended
	September 28, 2002		September 29, 2001
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$630.1	$177.7	$ 562.0	$147.6
Europe	449.8	111.8	428.6	94.8
Asia	259.4	72.5	233.0	55.9
Research, Development & Engineering	-	(105.8)	-	(105.9)
Global Supply Chain	-	(75.9)	-	(86.3)
	1,339.3	180.3	1,223.6	106.1
Corporate administration	-	(45.4)	-	(30.3)
Former Chief Executive Officer severance accrual	-	-	-	(2.8)
Restructuring reserve and asset write-offs	-	(49.0)	-	(16.9)
	$1,339.3	$ 85.9	$1,223.6	$ 56.1

     Net sales in markets outside the U.S. totaled $265.7 in the third quarter of 2002 compared with $239.4 for the same 2001 period. For the third quarter of 2002, approximately 10% of net sales outside of the U.S. were generated by the company's operations in Japan. Year-to-date, net sales were $769.5 as compared to $718.5 for the same period in 2001. Net U.S. sales totaled $201.0 in the third quarter and $569.8 on a year-to-date basis. For 2001, net U.S. sales were $180.0 for the quarter and $505.1 year-to-date.

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
	Nine Months Ended September 28, 2002	Year Ended December 29, 2001
	Assets	Assets Reclassified	Assets As Reported

Americas	$ 275.1	$ 311.5	$ 710.1
Europe	313.3	296.3	644.2
Asia	172.2	159.4	161.7
Research, Development & Engineering	46.5	36.5	36.5
Global Supply Chain	1,195.6	1,194.4	445.6
	2,002.7	1,998.1	1,998.1
Corporate administration	796.5	995.4	995.4
	$2,799.2	$2,993.5	$2,993.5

NOTE F:     Minority Interest

The minority interest in subsidiaries at December 29, 2001, primarily represented an outside partnership interest of 22% in Wilmington Partners L.P., (the Partnership). The remaining partnership interests were held by four wholly owned subsidiaries of the company. The Partnership was a separate legal entity from the company, but for financial reporting purposes, assets, liabilities and results of operations from the Partnership were included in the company's consolidated financial results. The outside investor's limited partnership interest was recorded as minority interest totaling $200.0 in the company's consolidated financial statements at December 29, 2001. During March 2002, the outside partner exercised its put right for all of its partnership interest, and the company recorded a one-time early liquidation premium of $7.0, net of taxes, in connection with the early termination of the outside partner's interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred on May 9, 2002. The payment was funded through existing cash reserves and borrowings of $75.0 against the company's existing syndicated revolving credit agreement, which was repaid by the company on July 10, 2002. The minority interest liability remaining on the balance sheet represents the company's outside partnership interests in non-U.S. manufacturing joint ventures which are fully consolidated in the company's results.

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

     Upon adoption of SFAS No. 142, the company analyzed existing intangible assets that had been recognized separately from goodwill and reclassified intangibles that did not meet the separate recognition criteria as prescribed in SFAS No. 141, Business Combinations, to goodwill. As such, $146.0 of intangibles, including assembled workforce and customer relationships, were reclassified to goodwill and $10.3 of deferred tax liabilities previously associated with those intangible assets were eliminated with a corresponding reduction in goodwill. Additionally, the company reassessed the useful lives of the remaining intangibles and concluded that there were no indefinite-lived intangible assets. As described in Note H: Acquired Intangible Assets, the company reduced the useful lives of certain acquired trade names and has applied the change in accounting estimate prospectively. The company identified and established reporting units to be the company's business segments and determined that goodwill was not impaired based on a comparison of the carrying value of goodwill attributable to each of the company's reporting units to their respective fair values. Fair value was determined using a discounted cash flow methodology.

     The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 was as of the beginning of the nine months ended September 29, 2001:
	Third Quarter Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Reported net income	$ 9.4	$ 23.3	$ 40.1	$ 29.2
Goodwill amortization (net of tax of $2.1 and $6.6 for the quarter and nine months ended in 2001, respectively)	-	3.8	-	12.3
Amortization of intangibles reclassified to goodwill (net of tax of $0.8 and $1.7 for the quarter and nine months ended in 2001, respectively)	-	1.5	-	3.2
Amortization of trade names due to change in accounting estimate (net of tax of $0.4 and $1.2 for the quarter and nine months ended in 2001, respectively)	-	(0.8)	-	(2.4)
Adjusted net income	$ 9.4	$ 27.8	$ 40.1	$ 42.3

Basic earnings per share:
Reported net income per share	$0.18	$ 0.43	$ 0.75	$ 0.54
Goodwill amortization	-	0.07	-	0.22
Amortization of intangibles reclassified to goodwill	-	0.02	-	0.05
Amortization of trade names due to change in accounting estimate	-	(0.01)	-	(0.04)
Adjusted net income per share	$0.18	$ 0.51	$ 0.75	$ 0.77

Diluted earnings per share:
Reported net income per share	$0.17	$ 0.43	$ 0.74	$ 0.54
Goodwill amortization	-	0.07	-	0.22
Amortization of intangibles reclassified to goodwill	-	0.02	-	0.05
Amortization of trade names due to change in accounting estimate	-	(0.01)	-	(0.04)
Adjusted net income per share	$0.17	$ 0.51	$ 0.74	$ 0.77

     During September 2002, the company acquired a third-party distributor located in Spain. The $8.3 purchase price was allocated to identified assets, including tangible and intangible assets, and liabilities based upon their respective fair values. The excess of the purchase price over the value of the identified assets and liabilities has been recorded as goodwill and is reflected in the table below.

     The changes in the carrying amount of goodwill for the nine months ended September 28, 2002, are as follows:
	Americas	Europe	Asia	Global Supply	RD&E	Total
Balance as of December 29, 2001	$176.4	$231.6	$ 9.4	$ 37.1	$ -	$454.5
Intangibles reclassified to goodwill	110.1	35.5	0.2	0.2	-	146.0
Elimination of deferred tax liabilities	(0.3)	(10.0)	-	-	-	(10.3)
Reclassification to Global Supply as described in Note E: Business Segment Information	(283.0)	(256.0)	(2.2)	541.2	-	-
Acquisition of distributorship	-	5.8	-	-	-	5.8
Other (includes currency effect)	(2.0)	12.1	0.5	15.1	-	25.7
Balance as of September 28, 2002	$ 1.2	$ 19.0	$ 7.9	$593.6	$ -	$621.7

NOTE H:     Acquired Intangible Assets

In connection with the company's adoption of SFAS No. 142, Goodwill and Intangible Assets, the company also reassessed the remaining useful lives of its intangible assets and determined that certain acquired trade names required a reduction in their remaining useful lives. The change in the company's strategies and business objectives driven by the company's new Chief Executive Officer indicated that a reduction in the remaining useful lives of certain trade names was appropriate. Remaining useful lives of trade names associated with the Chiron, Storz and Groupe Chauvin acquisitions were reduced from 16, 36 and 29 years to 7, 10 and 15 years, respectively. The remaining useful lives were revised by the company based upon current strategies and objectives, an assessment of product characteristics, the pace of technological advancement and trends in the market place. This change in accounting estimate was applied prospectively as of December 30, 2001 and accounted for $0.8 and $2.3 of amortization expense, net of tax, during the quarter and nine months ended September 28, 2002, respectively.

     As described in Note G: Accounting for Goodwill and Intangibles, the company acquired a third-party distributor during September 2002. Intangible assets, consisting of customer contracts, were assigned a fair value of $1.5 and are included in the table below.

     The components of intangible assets as of the nine months ended September 28, 2002 are as follows:

	September 28, 2002
	Gross Carrying Amount	Accumulated Amortization
Developed technology	$ 68.7	$ 7.1
Technology and patents	84.3	54.1
Physician information & customer database	18.4	1.3
Customer contracts	1.5	-
Intellectual property	25.9	2.2
Trade names	88.9	16.4
License agreements	30.9	7.7
	$318.6	$88.8

     Amortization expense of intangibles for the quarter and nine months ended September 28, 2002 was $6.3 and $18.7, respectively. Estimated amortization expense of intangibles presently owned by the company for each of the next five succeeding fiscal years is as follows:

Fiscal year ended	Amount
December 28, 2002	$25.1
December 27, 2003	25.1
December 25, 2004	23.9
December 31, 2005	23.7
December 30, 2006	16.0

NOTE I:     Other Investments, Short-Term

At December 29, 2001, the company owned common stock in Charles River Laboratories, Inc. which represented the retention of a minority equity interest from the sale of the Charles River Laboratories business during 1999, as reported in the company's Form 10-K for the year ended December 25, 1999. This investment was classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. During 2001, approximately 1,300,000 shares or 51.0% of the company's original minority equity interest were sold, resulting in realized gains of $12.6, net of taxes. As of December 29, 2001, the investment was valued at $41.9. A resulting unrealized holding gain of $20.9, net of taxes, recorded at December 29, 2001, was reflected in the Statement of Changes in Shareholders' Equity in the company's 2001 Annual Report on Form 10-K. During the first quarter of 2002, the company sold its remaining shares resulting in a realized gain of $18.1 net of taxes.

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

     A transition gain of $0.3, net of taxes, was recorded in the quarter ended March 31, 2001, as a cumulative adjustment to income for marking foreign currency forward contracts to fair value upon implementation of SFAS No. 133. This amount substantially pertained to contracts utilized to offset foreign exchange exposures related to foreign currency denominated assets and liabilities. The company does not apply hedge accounting to these contracts because they are marked to market through income at the same time that the exposed asset/liability is remeasured through income; both are recorded in foreign exchange loss (gain). Less than $0.1 related to contracts designated as net investment hedges of net assets of certain non-U.S. subsidiaries and cash flow hedge contracts designated to offset risks associated with intercompany loans with non-U.S. subsidiaries. In the quarter ended March 31, 2001, a transition adjustment pre-tax loss of $1.8 was recorded in other comprehensive income related primarily to an interest rate swap designated as a cash flow hedge to offset risks associated with interest payments on a variable-rate lease.

     For effective fair value hedge transactions in which the company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For fair value hedge transactions where the short-cut method is not permitted for assessing effectiveness, losses arising from any ineffectiveness are recognized in the period in which they occur. During the quarter ended September 28, 2002, the company entered into and also terminated interest rate swaps designated as fair value hedges with notional amounts of $100.0 each. During October 2002, the company terminated the remaining interest rate swaps with an aggregate notional amount of $379.6. Item 3 "Qualitative and Quantitative Disclosures About Market Risk," discloses the potential impact on the company's net financial expense resulting from the termination of these interest rate swaps.

     For cash flow hedge transactions in which the company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in income in the periods in which income is impacted by the variability of the cash flows of the hedged item. For the quarters ended September 28, 2002 and September 29, 2001, a pre-tax net loss of $0.3 and a pre-tax net gain of less than $0.1, respectively, were reclassified from other comprehensive income into income. Year-to-date, a pre-tax net loss of $1.6 and a pre-tax net gain of $0.2 for the periods ended September 28, 2002 and September 29, 2001, respectively, were reclassified from other comprehensive income into income. An estimated $5.3 pre-tax net loss is expected to be reclassified into income over the next twelve months. During the quarter ended September 28, 2002, the company entered into forward exchange contracts that were designated as foreign currency cash flow hedges for a notional amount of $41.2. The total notional amount for foreign currency cash flow hedges as of September 28, 2002 was $462.0. A $65.0 interest rate swap designated as a cash flow hedge was in place as of September 28, 2002. In addition, the company entered into a $200.0 notional principal amount cash flow hedge in May 2002. This instrument is designated as a hedge of ten semi-annual interest payments based on the benchmark interest rate related to changes in the five year U.S. Treasury rate in connection with the company's forecasted debt offering of approximately $150.0 to $200.0. The company will issue this debt when market conditions improve; therefore, the hedging instrument has been extended and re-designated to hedge the benchmark interest rate associated with the ten semi-annual interest payments on the borrowing. A pre-tax ineffectiveness of $1.8 associated with the first semi-annual interest payment will be recorded in net financing expense during the fourth quarter of 2002.

     For instruments designated as either fair value or cash flow hedges, interest expense of $0.1 and a reduction to interest expense of $0.2 was recognized for hedge ineffectiveness for the quarter and nine months ended September 28, 2002. Hedge ineffectiveness had no impact on income for the quarter and nine months ended September 29, 2001.

     In general, forward exchange contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception and current market rates. For derivatives designated as hedging instruments for hedges of foreign currency exposures of net investments in non-U.S. subsidiaries, a net after-tax loss of $0.1 and $37.7 were included in the cumulative translation adjustment in the quarters ended September 28, 2002 and September 29, 2001, respectively. Year-to-date, a net after-tax loss of $0.5 and $15.6 for the periods ended September 28, 2002 and September 29, 2001, respectively, were included in the cumulative translation adjustment. Hedge ineffectiveness had no impact on income for the third quarter of 2002 and less than $0.1 for the nine months ended September 28, 2002. Hedge ineffectiveness had no impact on income for the quarter and nine months ended September 29, 2001. For the period ended September 28, 2002, the company had designated contracts with a notional amount of $11.7 as hedges of foreign currency exposures of net investments in non-U.S. subsidiaries. During October 2002, the company terminated the contracts with a notional amount of $11.7 and the hedge.

NOTE K:     Forward Equity Contracts

During 2001, the company's board of directors authorized the repurchase of up to 2,000,000 shares of the company's Common stock. The company has executed an agreement with a financial institution for the future purchase of such shares through one or more forward purchase transactions. Such purchases, which may have settlement dates as long as two years, can be settled, at the company's election, on a physical share, net cash or net share basis. As of September 28, 2002 the company had entered into forward purchases that expire during March 2003, covering 750,000 shares with an approximate aggregate cost of $30.0, which upon settlement will be recorded as equity in the company's consolidated financial statements. An estimated fair value liability of $5.4 was associated with these contracts based on the closing market price of $33.17 as of September 28, 2002, for the company's stock. A 10% change in the company's stock price from September 28, 2002 would increase or decrease, as applicable, the fair value liability of the shares by $2.5.

NOTE L:     New Accounting Pronouncements

In November 2001, the Emerging Issues Task Force (EITF) issued Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products effective for the first quarter of 2002. The purpose of Issue No. 01-9 was (a) to codify and reconcile the Task Force consensus positions on Issues No. 00-14 Accounting for Certain Sales Incentives, Issues 2 and 3 of Issue No. 00-22, Accounting for "Points" and Certain Other Time-Based for Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future and No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products and (b) to identify other related interpretive issues that had not yet been addressed by the Task Force. The consensus reached by the Task Force presumes cash consideration given by a vendor to a customer is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the income statement. The consideration should be characterized as a cost only if a benefit is or will be received from the recipient of the consideration and if the benefit meets certain conditions. This Issue does not alter the impact to the company as already considered in Issues No. 00-14 and 00-25. Under the new guidance, $14.3 and $36.3 were reclassified from selling, administrative and general expenses to a reduction in net sales for the quarter and nine months ended September 29, 2001, respectively.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company will adopt SFAS No. 143 in the fiscal year beginning December 29, 2002 and has determined that legal obligations exist for certain leases of real property that contain clauses to reinstate the premises, requiring the removal of alterations made by the company during the lease term. The company is still evaluating the effect, if any, on its financial position.

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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The company will adopt SFAS No. 146, as applicable, in the fiscal year beginning December 29, 2002.

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

     The company is currently involved in five pending patent proceedings relating to its PureVision contact lens product line. Four of these proceedings were commenced by CIBA Vision Corporation and related entities, in each case alleging that the PureVision lens product infringes intellectual property held by them. The first of these lawsuits was filed on March 8, 1999 in U.S. District Court for the Northern District of Georgia, followed by other lawsuits commenced in the Federal Court of Melbourne, Australia (filed on February 29, 2000), the U.S. District Court for the District of Delaware (filed on May 3, 2001), and the Administrative Court of Duesseldorf, Germany (filed on September 7, 2001). The lawsuits filed in the U.S. District Court for the Northern District of Georgia, the Federal Court of Melbourne, Australia and the Administrative Court of Duesseldorf, Germany are all in various stages of the discovery process. In addition, the company has filed two motions for summary judgment in the Georgia lawsuit. In the Delaware matter, the court ruled on June 26, 2002, that the company's PureVision product infringes a patent owned by Wesley Jessen Corporation, a subsidiary of CIBA Vision Corporation. The Court ordered that the company discontinue the manufacture and sale of its PureVision lens product in the United States. The company has appealed this decision to the United States Court of Appeals for the Federal Circuit. The Court of Appeals denied the company's request for a permanent stay of the injunction pending appeal. As a result, the company has discontinued manufacturing and selling PureVision contact lenses in the United States, and has begun transferring manufacturing of this product line to its facilities in Waterford, Ireland. The appeal has been briefed by both parties. A date for oral argument before the Court has not been established. However, the company anticipates that the Court of Appeals will hear the appeal in early 2003.The financial impact of this decision is described below. The company intends to defend itself vigorously against all claims asserted by CIBA Vision Corporation and related entities.

     The fifth proceeding related to the PureVision line was commenced by the company on November 6, 2001, when the company filed a patent infringement lawsuit against CIBA Vision Corporation in the U.S. District Court for the Western District of New York relative to a patent the company holds for hydrogel materials. CIBA Vision Corporation has filed two motions for summary judgment in this action. The Court has heard preliminary arguments on one motion and has reserved decision pending further hearing dates. The second motion has been briefed by the parties and a motion hearing date has not been established. The company intends to pursue vigorously its claims against CIBA Vision Corporation in this action.

     As the company reported in its second quarter earnings release on July 25, 2002, second-half revenues and earnings for 2002 will be reduced from expectations established prior to the date of the original decision as a result of this court decision. Specifically, revenues are expected to decline in the second half of the year by approximately $10.0 million, and earnings per share are expected to decline in the second half of the year between $0.12 and $0.15. The earnings per share decline reflects the impact of lost margin from the sales decline, other incremental costs (such as underabsorbed overhead, relocation of equipment, validation and start-up) associated with the transfer of manufacturing, which will be reported in ongoing operations, as well as severance costs of $3.7 related to employees in the U.S. facility, which were charged to restructuring expense in the third quarter as described in Note D: Restructuring and Exit Activities. The company cannot at this time estimate with any certainty the impact on its financial position of the other lawsuits filed by CIBA Vision Corporation and related entities and the patent infringement lawsuit filed by the company against CIBA Vision Corporation.

     The company is engaged in various lawsuits, claims, investigations and proceedings including patent, trademark, commercial and environmental matters that are in the ordinary course of business. The company cannot at this time estimate with any certainty the impact of such matters on its financial position.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements and the company's 2001 Annual Report on Form 10-K, contains management's discussion and analysis of the company's results of operations and liquidity, and an updated outlook for the remainder of 2002 and a general outlook for 2003. References within this financial review to earnings per share refer to diluted earnings per share.

     The company reported net income and income from continuing operations of $9 or $0.17 per share and $40 or $0.74 per share for the quarter and nine months ended September 28, 2002, respectively, compared to $23 or $0.43 per share and $29 and $0.54 per share for the same periods in 2001.

     The company's results for each of the periods presented were impacted by several significant items. A reconciliation of reported net income and earnings per share to comparable-basis net income and earnings per share from continuing operations is presented below on an after-tax basis:
	Third Quarter Ended
	September 28, 2002		September 29, 2001
	Amount	Per Share	Amount	Per Share
Reported net income and income from continuing operations	$ 9.4	$0.17	$23.3	$0.43
Restructuring charges and asset write-offs, net of reversals	16.7	0.31	-	-
Gain on sale of equity investment	-	-	(9.1)	(0.16)
Severance of former CEO	-	-	1.8	0.03
Pro forma impact of SFAS No. 142	-	-	4.5	0.08
Comparable-basis income from continuing operations	$26.1	$0.48	$20.5	$0.38
Average Shares Outstanding - Diluted (000's)		54,030		53,721
	Nine Months Ended
	September 28, 2002		September 29, 2001
	Amount	Per Share	Amount	Per Share
Reported net income	$40.1	$0.74	$ 29.2	$0.54
Gain on adoption of SFAS No. 133	-	-	(0.3)	-
Reported income from continuing operations	40.1	0.74	28.9	0.54
Restructuring charges and asset write-offs, net of reversals	32.1	0.59	11.0	0.20
Gain on sale of equity investment	(18.1)	(0.33)	(12.6)	(0.23)
Minority interest early liquidation premium	7.0	0.13	-	-
Severance of former CEO	-	-	1.8	0.03
Pro forma impact of SFAS No. 142	-	-	13.1	0.23
Comparable-basis income from continuing operations	$61.1	$1.13	$42.2	$0.77
Average Shares Outstanding - Diluted (000's)		53,964		53,710

     The following summarizes, for the quarter and nine months ended September 28, 2002 and September 29, 2001, significant items impacting company results.

    Restructuring charges and asset write-offs recorded during the third quarter of 2002 of $26 before taxes related to the profitability improvement plan announced during the third quarter of 2002 as well as severance associated with the transfer of PureVision extended wear contact lens manufacturing to Waterford, Ireland following a ruling against the company in a U.S. patent lawsuit. Additionally, a $1 pre-tax reversal of previously recorded restructuring charges related to the 2001 restructuring program was recorded during the third quarter of 2002. Year to date, restructuring charges and asset write-offs include charges recorded during the first quarter of 2002 of $24 before taxes related to the second phase of the 2001 restructuring program designed to reduce ongoing operating costs. Pre-tax gains on the sale of the company's remaining equity interest in Charles River Laboratories, Inc. of $28 were realized in the first quarter of 2002. During March 2002, an outside partner exercised its put right for all of its partnership interest and the company recorded a one-time early liquidation premium obligation of $11 before taxes.

     During the first quarter of 2001, a pre-tax amount of $17 was recorded for Phase II of the 2000 restructuring plan. A pre-tax gain on the sale of 22% of the company's original equity interest in Charles River Laboratories of $14 was realized in the third quarter of 2001. Year to date pre-tax gains on the sale of 51% of the company's original equity interest in Charles River Laboratories totaled $19 at that time. A pre-tax severance accrual of $3 for the company's former Chief Executive Officer was recorded in the third quarter of 2001. The adoption of a new accounting standard during the first quarter of 2001 resulted in a gain of less than $1 before taxes.

     The reconciliations above reflect the impact of the company's adoption of SFAS No. 142 as of December 30, 2001 under which the company will no longer amortize goodwill. Had the pronouncement been in effect in 2001, amortization expense for the quarter and nine months ended September 29, 2001 would have been reduced by $7 and $20 before taxes or $0.08 and $0.23 per share, respectively.

     Unless otherwise noted, discussion in the Continuing Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations is on a comparable basis for both years which includes the pro forma impact of the company's adoption of SFAS No. 142, and excludes restructuring charges and asset write-offs, the gain on the sale of an equity investment, the minority interest early liquidation premium and severance for the company's former Chief Executive Officer.

CONTINUING OPERATIONS

Net Sales By Business Segment and Geographic Region

Total net sales for the third quarter and nine months ended September 28, 2002 were $467 and $1,339, respectively. This represents a $47 or 11% increase for the quarter from 2001 and a $116 or 9% increase for the first nine months. On a constant dollar basis (excluding the effect of foreign currency exchange rates) net sales increased 9% for the quarter and on a year-to-date basis.

     The Americas segment's net sales for the quarter were $221, an increase of $21 or 11% (12% in constant dollars) compared to the prior year. Year-to-date, net sales of $630 increased $68 or 12% (13% in constant dollars) from 2001. The segment experienced strong gains in contact lens sales from newer-technology products such as SofLens66 Toric, which was mitigated in part due to the company's inability to sell PureVision lenses in the U.S. following the decision of the trial court in the Delaware U.S. District and the refusal to grant a stay pending appeal by the Federal Appeal Courts on June 26, 2002 and August 2, 2002, respectively. Growth in the region was also driven by gains in lens care products. In the U.S., revenue gains represented growth from a relatively low base in 2001, when the retail trade was still working down inventory. Growth in lens care was also due to the introduction of the company's no-rub claim for ReNu MultiPlus earlier in the year. The segment also benefited from strong sales in branded proprietary and multisource pharmaceuticals, as well as from the company's lines of ocular vitamins. These results were partially offset by declines in refractive sales which continue to be hampered by a postponement of elective refractive surgeries, directly impacting capital equipment purchases in the U.S. Growth in cataract sales for the current quarter was essentially flat over the prior-year and declined $4 year-to-date.

     The Asia segment's net sales totaled $96 for the quarter and $259 for the first nine months of 2002, an increase from the prior year of 18% and 11%, respectively. In constant dollars, the increase was 17% and 13%, respectively. This increase was primarily due to higher lens care and contact lens sales, particularly in Japan, which benefited from higher sales of ReNu MultiPlus solution and the launch of the SofLens66 Toric lens late in the first quarter of 2002. The segment also experienced higher sales of intraocular lenses and phacoemulsification equipment and an increase in laser placements.

     Net sales in the Europe segment were $149 for the quarter, an increase of 8% and flat in constant dollars, from the prior-year period. Year-to-date, net sales were $450, an increase of 5% in actual dollars and 2% in constant dollars from the prior-year period. Increases in contact lens revenues were driven by strong sales of planned replacement and disposable lenses. Lens care product sales growth in actual dollars was flat for both prior year periods, as currency benefits offset moderate declines particularly in a low-margin distributor business acquired through the Woehlk acquisition in October 2000. Pharmaceutical product sales increased due to favorable currency rate. On a constant dollar basis, moderate declines resulted from the company's decision to exit certain non-strategic product lines acquired with Groupe Chauvin. Cataract product sales growth was also due to currency changes, which offset sales declines particularly in Spain where an exclusive distributorship decided to exit the business, resulting in essentially no sales for that market during the quarter. Slowing economic conditions in Europe drove lower refractive equipment product sales during the quarter.

     Net sales in markets outside the U.S. totaled $266 in the third quarter of 2002, an increase of $26 or 11% for the quarter compared with the 2001 period. Year-to-date, net sales were $769, an increase of $50 or 7% from the prior-year period. Net sales outside the U.S. for the quarter represented approximately 57% of consolidated net sales in 2002 and the same percentage for the comparable period in 2001. Year-to-date, net sales outside the U.S. represented approximately 57% of consolidated net sales in 2002 and 59% in 2001. Excluding the impact of currency, net sales outside the U.S. increased 7% for the quarter and 6% on a year-to-date basis.

     Net U.S. sales totaled $201 in the third quarter, an increase of $21 or 12% from the comparable quarter period in 2001, and represented approximately 43% of consolidated net sales for both periods. Year-to-date, net U.S. sales totaled $570 or 43% of consolidated net sales, an increase of $65 or 13% compared to the prior-year period, and represented approximately 41% of consolidated net sales for the nine months ended September 29, 2001.

     The following table presents net sales by major product lines for the quarter and nine months ended September 28, 2002 and September 29, 2001.
	Third Quarter Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Product Category
Lens Care	$122	$111	$ 345	$ 304
Contact Lens	138	121	390	344
Pharmaceutical	104	87	290	250
Cataract	73	70	220	223
Refractive	30	30	94	103
	$467	$419	$1,339	$1,224

Lens Care Net Sales

Net sales for lens care products were $122 for the third quarter of 2002, an increase of 10% in actual and 9% in constant dollars, compared to the same period last year. Year-to-date, revenues were $345, an increase of 13% in actual and constant dollars from the prior year. Third-quarter sales in the Americas region increased 9% in actual and constant dollars compared to the same period last year. On a year-to-date basis, net sales in the Americas region increased 18% in both actual and constant dollars. In the U.S., revenue gains represented growth from a relatively low base in 2001, when the retail trade was still working down inventory. Growth in lens care was also due to the introduction of the company's no-rub claim for ReNu MultiPlus earlier in the year. Lens care net sales in Europe increased 1% in actual dollars, but decreased 6% in constant dollars. On a year-to-date basis, revenues were flat in actual dollars and decreased 2% in constant dollars. Favorable impacts from currency experienced in the third quarter and nine months ended September 28, 2002 were moderated by revenue declines in a low-margin distributor business acquired as part of the Woehlk acquisition in 2000. Asia region lens care net sales increased 23% for the quarter and 15% year to date in actual dollars. On a constant dollar basis, the increase was 21% and 16% for the quarter and year-to-date, respectively. Sales increases in Asia were driven by the growth in the ReNu MultiPlus brand in Japan.

Contact Lens Net Sales

Contact lens net sales were $138 for the third quarter of 2002, an increase of 13% as compared to the same 2001 period. Year-to-date, revenues were $390, an increase of 13% from the prior year. In constant dollars, contact lens net sales increased 10% for the quarter and 13% year to date. In the Americas and Asia, contact lens net sales for the quarter increased approximately 8% and 9% in actual dollars, respectively, and constant dollar growth was essentially the same. In Europe the third quarter increase was 24% and 14% on an actual and constant dollar basis, respectively. On a year-to-date basis, net sales in the Americas, Europe and Asia segments increased 15%, 19% and 7% in actual dollars and 16%, 15% and 9% in constant dollars, respectively. Each segment experienced strong sales of planned replacement and disposable products, including SofLens66 Toric and PureVision that out-paced moderate revenue declines in older-technology offerings. However, sales in the Americas region were slower in the third quarter due to the company's inability to sell PureVision as a result of the U.S. court decisions in ongoing litigation. (See Note M: Other Matters for discussion of current litigation relating to the PureVision contact lens product line.)

Pharmaceutical Net Sales

Net sales for pharmaceutical products were $104 for the third quarter, an increase of 19% from the same period last year. Excluding the impact of currency, revenues were up 17%. Year-to-date, revenues were $290, an increase of 16% and 15% over the prior year, in actual and constant dollars, respectively. Gains were driven by the Americas region, where pharmaceutical net sales were up 30% and 27% (32% and 29% excluding the impact of currency) for the quarter and year to date, respectively. These results reflected strong demand for proprietary and multisource pharmaceuticals, as well as the Ocuvite line of ocular vitamin supplements (including Ocuvite PreserVision) and Lotemax and Alrex proprietary anti-inflammatory eye drops. In Europe, pharmaceutical net sales were up 7% and 4% in actual dollars for the quarter and year to date, respectively. In constant dollars, sales were down 2% for the quarter, but increased 1% on a year-to-date basis. Favorable currency rates experienced in the third quarter and nine months ended September 28, 2002 offset declines in constant dollar revenues resulting from the company's decision to exit non-strategic veterinary pharmaceutical product lines acquired with Groupe Chauvin.

Cataract Net Sales

Net sales from the company's cataract products for the third quarter of 2002 were $73, a 5% increase over the same period in 2001. Revenues on a year-to-date basis were $220, a 1% decrease from the same 2001 period. Excluding the impact of currency, net sales increased 2% for the quarter and decreased 2% year to date as compared to the same periods in 2001. Asia and Europe experienced growth in the third quarter actual dollar performance while the Americas segment was essentially flat. In Asia, higher sales of intraocular lenses and phacoemulsification equipment drove the overall revenue increase, in combination with favorable currency rates. Sales in Europe reflect growth due to currency which was more than offset by a decrease in sales due to disruptions in Spain caused by a distributorship that was exiting the business. The company acquired the exclusive third-party distributor during September 2002 as described in Note G: Accounting for Goodwill and Intangibles.

Refractive Net Sales

Refractive products for the third quarter of 2002 provided $30 in net sales, reflecting flat performance with the same period in 2001. Year-to-date, revenues were $94, a decrease of 8% from the prior year. Excluding the impact of currency, net sales decreased 1% for the quarter and 8% year to date over the same periods in 2001. Strong sales growth in Asia was mostly offset by declines in the other regions. Asia experienced an increase of 32% in actual and 30% in constant dollars for the quarter and an increase of 20% in actual and 19% in constant dollars on a year-to-date basis. Laser placements increased over the prior year, with a growing percentage associated with the company's full Zyoptix system for customized ablation surgery. Refractive net sales in the Americas segment were down for the quarter by 5% and 16% year to date, in actual dollars. On a constant dollar basis, the declines were 4% and 15% for the quarter and year to date, respectively. The decline continues to reflect softness in the U.S. market for LASIK surgery that directly affects the number of LASIK procedures and capital equipment purchases. Net sales in Europe decreased 11% and 16% in actual and constant dollars for the quarter, respectively, where slowing economic conditions drove lower equipment sales. Net sales in Europe decreased 13% in actual and 15% in constant dollars year-to-date.

Costs & Expenses and Operating Earnings

The ratio of costs of products sold to sales was 44% for both the third quarter and first nine months of 2002 and 45% and 46% for the third quarter and first nine months of 2001, respectively. The gross margin increase was a result of product cost savings from ongoing restructuring actions, sales increases in higher-margin lenses (SofLens66 Toric and PureVision) and lens care products and the positive impact of changes in foreign currency exchange rates. The increases were partially offset by expenses related to the move of PureVision manufacturing from the U.S. to Ireland and obsolescence charges recorded during the third quarter related the discontinuation of certain lines of intraocular lenses. (See Note M: Other Matters for discussion of current litigation relating to the PureVision contact lens product line.)

     Selling, administrative and general expenses, including corporate administration, were $173 or 37% of sales during the third quarter of 2002, versus $154 or 37% for the same 2001 period. Year-to-date, these expenses were $527 or 39% of sales in 2002 and $473 or 39% of sales in 2001. Results for the quarter and nine months ended September 28, 2002 include increased spending to support the product launches of ReNu MultiPlus No Rub and Ocuvite PreserVision in the U.S. and SofLens66 Toric in Japan, and increased expenses associated with executive compensation and other employee benefit programs.

     Research and development expenses totaled $32 and $93 in the third quarter and first nine months of 2002, an increase of $3 over both 2001 periods. This represented 7% of third quarter and year-to-date sales in 2002 and in the same 2001 periods, demonstrating the company's continued commitment to R&D spending in support of its goal of consistently bringing new products to market, in particular developing new applications for the Envision TD implant technology for treating retinal and other back-of-the-eye diseases.

     Operating earnings for the third quarter of 2002 increased $11, to $57, representing 12% of net sales versus 11% from the prior-year period. Year-to-date, operating earnings of $135 were up $39 compared to 2001, representing 10% of net sales versus 8% in 2001. The increase in operating earnings was a result of the factors described above.

Other Income And Expenses

Discussion of amounts in this section is on an as-reported basis and includes one-time or non-recurring events.

     Interest income and investment expense totaled less than $1 net expense for the third quarter ended September 28, 2002. In comparison, interest income and investment income totaled $20 for the third quarter ended September 29, 2001. This decrease is primarily due to the prior-year quarter's gain of $14 attributed to the sale of Charles River Laboratories stock. Lower average investment levels and investment rates, and an increase in mark-to-market losses on assets held for nonqualified deferred compensation plans, also contributed to the decrease. Year-to-date interest and investment income of $40 decreased $3 from the prior year. During the nine months ended September 28, 2002 and September 29, 2001, the company recorded gains from the sale of Charles River Laboratories stock of $28 and $19, respectively. In addition, interest income of approximately $6 associated with a federal income tax refund was recognized during the first quarter of 2002. Lower average investment levels and investment rates, and an increase in mark-to-market losses on assets held for nonqualified deferred compensation plans offset these increases.

     Interest expense of $13 and $38 for the quarter and nine months ended September 28, 2002 was essentially flat compared to the third quarter of 2001 and decreased $10 compared to the same nine-month period in 2001 primarily due to lower average debt levels and interest rates.

     Foreign currency losses of $2 and $3 were recognized during the third quarter and nine months ended September 28, 2002, respectively, compared to a loss of $1 and a gain of $8 in the same prior-year periods. Year-to-date 2002 results reflect the results of lower premium income recognized on foreign currency exchange contracts utilized in the company's hedging program, due to lower U.S. interest rates as well as the termination of a net investment hedge. Additionally, the first quarter of 2001 includes the gains realized on hedging activities associated with the company's Netherlands guilder denominated investment.

     During the first quarter ended March 31, 2001, a deferred tax benefit was recorded to reflect a change in the statutory tax rate associated with the company's joint venture in China. This benefit was offset by an increase in the company's minority interest expense. The tax rate for the nine months ended September 29, 2001 was 35%, excluding the effect of this adjustment.

Liquidity And Financial Resources

Cash Flows From Operating Activities

Cash provided by operating activities was $169 through the third quarter of 2002, compared to $140 for the same 2001 period. The 2002 increase in cash flows from operating activities was driven primarily by higher net income, a decrease in inventories and an increase in income taxes payable, offset by an increase in trade receivables.

Cash Flows From Investing Activities

Cash used in investing activities was $55 for the first nine months of 2002 compared to $60 provided by investing activities during the same 2001 period. During the first nine months of 2002, a cash inflow of $37 from the sale of the company's remaining equity interest in Charles River Laboratories was offset by a $23 payment for a sale price adjustment related to the disposal of discontinued operations of the eyewear segment and $61 in capital spending. During the same 2001 period, the company sold 22% of its original equity interest in the Charles River Laboratories business and, exercised its option on a Netherlands guilder investment and put the majority of its equity position back to the issuer, resulting in cash inflows of $30 and $97, respectively, which were partially offset by $56 in capital expenditures.

Cash Flows From Financing Activities

Through the first nine months of 2002, $312 was used in financing activities compared to $213 in the comparable 2001 period. During the second quarter of 2002, a payment of $200 was made related to the early termination of a minority interest obligation, as described in Note F: Minority Interest. Net repayments of debt were $79 and $176 during the nine months ended September 28, 2002 and September 29, 2001, respectively.

Free Cash Flow

The company strives to maximize its free cash flow, defined as cash generated before the payment of dividends, the borrowing or repayment of debt, stock repurchases, the acquisition or divestiture of businesses and the acquisition of intangible assets. Free cash flow through the first nine months of 2002 was $150 compared to $105 for the comparable period in 2001. The increase is due primarily to an increase in operating cash flow, as described above.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, was $756 at the end of the third quarter of 2002, down $70 from year-end 2001 and lower than the September 2001 amount by $57. The ratio of total debt to capital was 43% at the end of the third quarter of 2002 and 46% at the end of 2001, and 45% at September 2001. The decrease from year-end 2001 and the prior-year quarter is due to the repayment of long-term debt.
     Cash and cash equivalents totaled $343 and $639 at the end of the third quarters of 2002 and 2001, respectively, and $534 at the end of 2001. The decrease in cash from year end 2001 is primarily due to the payment of a $200 minority interest obligation, as described in Note F: Minority Interest, and the repayment of long-term debt.

Access To Financial Markets

The company maintains a $250 syndicated revolving credit agreement expiring in January 2004. The interest rate under this agreement is based on LIBOR, or the highest rate based on secondary certificates of deposit, Federal Funds or the base rate of one of the lending banks. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements.

     The debt ratings as of September 28, 2002 by Standard & Poor's were at BBB- and A3, for long-term and short-term debt, respectively. On March 11, 2002, the company was downgraded by Moody's Investor Service in response to its 2001 performance. The debt ratings by Moody's Investors Service, as of September 28, 2002 are Ba1 and Not-Prime for long-term and short-term debt, respectively.

     As a result of the downgrade, certain financial transactions became available for termination at the option of the holder. These included a limited partnership interest which was recorded as minority interest totaling $200; financing covering the company's world headquarters facility of $63; and securitized trade receivables of $25. During March 2002, the outside partner exercised its put right for its $200 partnership interest as described in Note F: Minority Interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred on May 9, 2002. The payment was funded through existing cash reserves as well as the company's borrowing of $75 against its existing syndicated revolving credit agreement, which was repaid by the company on July 10, 2002. In addition, under their original payment terms, all outstanding debt related to the securitized trade receivables was paid by the company during the first quarter of 2002, and the world headquarters facility will be paid by the company during the fourth quarter of 2002.

     During the second quarter of 2002, the company filed a shelf registration for up to $500 in financing and anticipates borrowing approximately $150 to $200 when market conditions improve. The company believes its existing credit facilities, in conjunction with the financing activities mentioned above, would provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital

Working capital was $276 and $919 at the end of the third quarter of 2002 and 2001, respectively. At year-end 2001, working capital was $694. The decrease since the third quarter of 2001 and year end 2001 is primarily due to the repayment of debt, reclassification of long-term debt as current portion of long-term debt and the payment of a minority interest obligation, as described in Note F: Minority Interest. The current ratio was 1.3 and 2.4 at the end of September 2002 and September 2001, respectively, and 2.0 at year end 2001.

OTHER FINANCIAL DATA

Dividends declared on common stock were $0.13 and $0.26 per share in the third quarters of 2002 and 2001, respectively. During April 2002, the Board of Directors approved a reduction in the quarterly dividend paid on shares of the company's common stock from $0.26 per share to $0.13 per share effective for the quarterly dividend payable July 1, 2002.

     The return on average shareholders' equity was 3.3% and 2.4 % for the twelve-month periods ended September 28, 2002 and September 29, 2001, respectively. The higher return on equity as of September 28, 2002 reflects higher income from operations, partially offset by the inclusion of the reduction to the gain on disposal of discontinued operations of the eyewear segment recorded in the fourth quarter of 2001.

OUTLOOK

The company continues to project full-year 2002 revenue growth in the upper-single digits and it expects the revenue trends reported through the first nine months of the year in each of its product categories to continue in the fourth quarter. Research and development expense is expected to be approximately 7% of sales for the full year. The company anticipates fourth-quarter earnings per share of $0.55, which would yield full-year comparable-basis earnings per share of $1.68. Free cash flow, after capital spending of approximately $80 to $90 million, is expected to be about $150 million.

     For 2003, the company is projecting revenue growth in the mid-single digits. Full-year comparable-basis earnings per share will benefit from cost savings realized from the company's ongoing profitability improvement program, and are targeted to increase by approximately 20%, and to be between $2.00 and $2.05 per share.

     The company's projections assume that there are no sales of PureVision contact lenses in the U.S. and that currency rates remain fairly constant at September 2002 levels.

Information Concerning Forward-Looking Statements

Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words "anticipate", "should", "expect", "estimate", "project", "will", "are likely" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the heading "Outlook" and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors, which may affect the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the company's businesses compete, changes in global and localized economic and political conditions, effects of war or terrorism, changing currency exchange rates, events affecting the ability of the company to timely deliver its products to customers, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the company's products, legal proceedings initiated by or against the company, including those related to patents and other intellectual property held by the company, the impact of company performance on its financing costs, changes in government regulation of the company's products and operations, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, changes in the company's credit ratings, or the cost of access to sources of liquidity, the company's ability to maintain positive relationships with third party financing resources, the financial well-being and commercial success of key customers and suppliers, changes in the supply of raw materials used in the manufacture of the company's products, significant changes in tax rates or policies or in rates of inflation, changes in accounting principles and the application of such principles to the company, the performance by third parties upon whom the company relies for the provision of goods or services, the ability of the company to successfully execute marketing strategies, the ability of the company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies, difficulties or delays in the development, production, laboratory and clinical testing, regulatory approval or marketing of products, the successful completion and integration of acquisitions by the company, the successful relocation of certain manufacturing processes, the continued successful implementation of efforts in managing and reducing costs and expenses, the effect of changes within the company's organization, including the selection and development of the company's management team and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including its 2001 Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q for the quarters ended March 30, 2002 and June 29,2002, and the current Reports on Form 8-K, dated June 14, 2002, June 26, 2002 and August 13, 2002.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

At September 28, 2002 the company's floating rate liabilities exceeded its floating rate assets. During the third quarter, floating rate assets decreased from the end of the second quarter largely due to repayment of the $75 the company borrowed against its existing syndicated revolving credit agreement during the second quarter. Furthermore, notes payable of $20 was repaid thereby reducing floating rate liabilities. A decrease in floating rate assets for the nine months ended September 28, 2002 is primarily due to the payment of a $200 minority interest obligation, as described in Note F: Minority Interest. Additionally, during the second quarter of 2002, the company entered into a $100 interest rate swap which was terminated in the third quarter of 2002, and entered into a new $100 interest rate swap during the third quarter of 2002, which is discussed in Note J: Accounting For Derivatives and Hedging Activities, thereby increasing floating rate liabilities during the nine months ended September 28, 2002. These activities represent a change in the interest rate exposure as disclosed in Item 7(a) "Quantitative and Qualitative Disclosures About Market Risks," in the company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. A sensitivity analysis to measure the potential impact that a change in interest rates would have, net of hedging, on the company's net financial expense indicates that a one percentage point change in global interest rates would affect financial expense by approximately $0.4 million on an annualized basis.

     In October 2002 the company terminated $380 of fixed-to-floating interest rate swaps, thereby decreasing total floating rate liabilities, which is discussed in Note J: Accounting For Derivatives and Hedging Activities. Taking this change into account, a sensitivity analysis to measure the potential impact that a change in interest rates would have, net of hedging, on the company's net financial expense indicates that a one percentage point change in global interest rates would affect financial expense by approximately $3 million on an annualized basis.

     There has been no material change in the company assessment of its sensitivity to foreign currency exchange rate risk since its disclosure in Item 7(a) of the company's 10-K for the fiscal year ended December 29, 2001.

Item 4.     Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chairman and Chief Executive Officer along with the company's Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the company's Chairman and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the company completed its evaluation.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

In its Annual Report on Form 10-K for 2001, its Quarterly Reports on Form 10-Q for the quarters ended March 30, 2002 and June 29, 2002 and its current report on Form 8-K dated June 26, 2002, the company reported on several pending patent proceedings relating to its PureVision contact lens product line. One such proceeding is a lawsuit filed by Wesley Jessen Corporation, a subsidiary of CIBA Vision Corporation in the U.S. District Court for the District of Delaware in which it is alleged that the PureVision product infringes intellectual property held by Wesley Jessen. On June 26, 2002, following a bench trial, the District Court ruled that the Company's PureVision contact lenses infringe patent rights owned by Wesley Jessen. The District Court issued an injunction ordering that the company discontinue the manufacture and sale of its PureVision lens product in the United States. At the time of the District Court's decision, the PureVision lens product was being manufactured by the company exclusively in Rochester, New York. The company has appealed the decision to the United States Court of Appeals for the Federal Circuit. The appeal has been briefed by both parties. A date for oral argument before the Court has not been established. However, the company anticipates that the Court of Appeals will hear the appeal in early 2003.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Item 601 Exhibits.

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

(b)	Reports on Form 8-K.

On August 13, 2002, the company filed with the SEC a Current Report on Form 8-K, announcing that, pursuant to the U.S. Securities and Exchange Commission order dated June 27, 2002, entitled File No. 4-460: Order Requiring the Filing of Sworn Statements pursuant to Section 21 (a) (1) of the Securities Exchange Act of 1934, the company delivered to the Commission, in written form on paper, the sworn statements of its Chief Executive Officer and Chief Financial Officer as required by the order. No financial statements were filed with the Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAUSCH & LOMB INCORPORATED

Date: November 1, 2002	By: /s/ Ronald L. Zarrella
Ronald L. Zarrella Chairman and Chief Executive Officer

Date: November 1, 2002	By: /s/ Stephen C. McCluski
Stephen C. McCluski Senior Vice President and Chief Financial Officer

I, Ronald L. Zarrella, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Bausch & Lomb Incorporated;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

By: /s/ Ronald L. Zarrella Ronald L. Zarrella Chairman and Chief Executive Officer

I, Stephen C. McCluski, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Bausch & Lomb Incorporated;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

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

(11)	Statement Regarding Computation of Per Share Earnings (filed herewith).
(99)-a	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
(99)-b	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).