Form 10-K
period 2002-12-28
BAUSCH & LOMB INC
filed 2003-03-21
CIK 10427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

_____________________
For the fiscal year ended December 28, 2002	Commission file number 1-4105

BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)

NEW YORK	16-0345235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE BAUSCH & LOMB PLACE, ROCHESTER, NEW YORK	14604-2701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone no., including area code: (585) 338-6000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.40 par value	New York Stock Exchange
$194,600,000 6.75% Notes, Due 2004	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [ X ]       No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).       Yes [ X ]       No [ ]

The aggregate market value of the voting stock, computed using the average bid and asked price of such stock, held by non-affiliates of the registrant as of June 28, 2002 was $1,792,628,491. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and officers. Such interpretation is not intended to be, and should not be construed to be, an admission by Bausch & Lomb Incorporated or such directors or officers that such directors and officers are "affiliates" of Bausch & Lomb Incorporated, as that term is defined under the Securities Act of 1933.

The number of shares of Voting Stock of the registrant, outstanding as of March 7, 2003, was 53,944,959, consisting of 53,452,587 shares of Common stock and 492,372 shares of Class B stock, which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II, IV Parts II & III

Bausch & Lomb Incorporated Annual Report for the fiscal year ended December 28, 2002 ("Annual Report"). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as a part of this Report on Form 10-K.

Bausch & Lomb Incorporated Proxy Statement dated March 21, 2003 ("Proxy Statement"). With the exception of the pages of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

PART I
ITEM 1. BUSINESS

(a)        GENERAL DEVELOPMENT OF BUSINESS

Bausch & Lomb Incorporated is a world leader in the development, manufacture and marketing of healthcare products for the eye, incorporated in the State of New York in 1908 to carry on a business which was established in 1853. Its principal executive offices are located in Rochester, New York. Unless the context indicates otherwise, the terms "Bausch & Lomb" and "company" as used herein refer to Bausch & Lomb Incorporated and its consolidated subsidiaries. Highlights of the general development of the business of Bausch & Lomb during 2002 are discussed below. Per share amounts in the remainder of this section reflect December 2002 year-to-date diluted average shares outstanding.

Revenues from continuing operations for the year ended December 28, 2002 were $1,816.7 million, an increase of $151.2 million from 2001. Net earnings for 2002 amounted to $72.5 million, or $1.34 per share, compared to 2001 net earnings of $21.2 million, or $0.39 per share. Income from continuing operations was $72.5 million or $1.34 per share in 2002. Income from continuing operations was $42.0 million or $0.78 per share in 2001. Results for 2001 include an after tax loss on an adjustment to the disposal of discontinued operations of $21.1 million or $0.39 per share and an after tax benefit from a change in accounting principle of $0.3 million.

The company's strategy is to target those portions of the eye care market with strong growth potential or good profit margins or both. The company believes its fundamental strengths--sound strategy, excellent technology, global commercial capability and a strong brand--will permit it to take advantage of the opportunities in mature and developing markets.

Contact Lens Bausch & Lomb pioneered soft contact lens technology and currently has one of the broadest offerings of contact lenses in the world. Currently, the contact lens market is growing in the mid-single digits, with certain segments growing more quickly than others. The company's strategy is to focus its development efforts in the faster-growing sustainable market segments, while capitalizing on the breadth of its entire portfolio. Long-term, the company believes its contact lens business will grow as a result of new products and accelerating success outside the U.S. Early in 2002, the company launched SofLens66 Toric, its planned replacement lens for people with astigmatism, in Japan and plans to launch additional products over the next several years into that important market. The company also introduced SofLens Multi-Focal, a cast-molded multifocal lens in the U.S. in 2002.

Lens Care The lens care market is relatively mature but very profitable and cash generative. The company's strategy is to increase its share through technological enhancements and extensions to its product lines. Through enhanced regulatory approvals, its flagship brand, ReNu, regained its U.S. market leadership position in early 2002. The company's Boston brand of products for the care of rigid gas permeable contact lenses holds a commanding share of its market in the U.S., and is the market leader worldwide.

Pharmaceuticals The company's pharmaceutical product category includes both generic and branded prescription pharmaceuticals as well as over-the-counter medications, and vision accessories. The company's newest product in the category is Ocuvite PreserVision, a vitamin supplement sold over-the-counter, often on the recommendation of eye care professionals. The exact formulation of vitamins and minerals in Ocuvite PreserVision was shown in a 10-year study by the National Eye Institute to reduce the risk of blindness for patients with high risk of developing age-related macular degeneration. The company's strategic focus for its pharmaceuticals category is on proprietary ophthalmic products, and drug delivery, particularly for vitreoretinal diseases.

Cataract and Vitreoretinal Cataract surgery is the most commonly performed surgical procedure in the U.S. today. The company's cataract and vitreoretinal offerings include a broad line of intraocular lenses as well as the Millennium line of Phacoemulsification equipment. Phacoemulsification is the procedure by which the patient's natural lens is extracted during cataract surgery. The company also sells disposable surgical packs and instruments that are used during the procedure. The company's goal in the cataract and vitreoretinal category is to improve its market share position. It plans to accomplish this through technological advances to its intraocular lens lines and through increased Millennium placements, which should in turn lead to increase annuity sales of disposables and surgical packs. Another strategic focus is to leverage the company's broad portfolio of products and equipment to cross-sell its pharmaceutical and refractive surgery products.

Refractive The company is a global technology leader for refractive surgery equipment used in the LASIK (Laser Insitu Keratomileusis) surgical procedure. The company's Hansatome microkeratome, the precision cutting tool to create the corneal flap, is the most widely used microkeratome today. The company also manufactures the disposable microkeratome blades that are replaced for each patient. The company has begun the process of obtaining U.S. Food and Drug Administration or FDA, approval for the company's Zyoptix system for customized vision correction, a product commercially available outside the U.S. for over a year.

(b)        FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Information concerning sales, operating earnings and assets attributable to each of the company's operating segments is set forth on pages 26-28 under the section entitled "Net Sales and Income by Business Segment" and pages 59-61 under Note 6 entitled "Business Segment and Geographic Information" of the Annual Report and is incorporated herein by reference.

(c)        NARRATIVE DESCRIPTION OF BUSINESS

Operating Segments - The company's management structure is organized on a regional basis for commercial operations. The research and development and product supply functions are managed on a global basis. The company's business segments are comprised of the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research, Development and Engineering organization and the Global Supply Chain organization. Information concerning sales by segment is set forth on pages 26-28 of the Annual Report under the section entitled "Net Sales and Income by Business Segment" and under Note 6 entitled "Business Segment and Geographic Information" as found on pages 59-61 of the Annual Report and is incorporated herein by reference.

Products - In each geographic segment the company markets products in five product categories: contact lens, lens care, pharmaceuticals, cataract and vitreoretinal, and refractive. Below is a description of each product category to the extent that it is material to an understanding of the company's operations.

Contact Lens - The contact lens product category includes, among others, traditional, planned replacement disposable, daily disposable, multifocal, continuous wear and toric soft lenses and rigid gas permeable lenses marketed to licensed eye care professionals and health product retailers by the company's sales force.

Lens Care - The lens care category includes, among others, multi-purpose solutions, enzyme cleaners and saline solutions marketed to licensed eye care professionals, health product retailers, independent pharmacies, drug stores, food stores and mass merchandisers by the company's sales force and distributors.

Pharmaceuticals - The pharmaceuticals category includes generic and proprietary prescription ophthalmic drugs, ocular vitamins, over-the-counter medications and vision accessories marketed by the company's sales force and distributed through wholesalers, independent pharmacies, drug stores, food stores, mass merchandisers and hospitals.

Cataract and Vitreoretinal - The cataract and vitreoretinal category includes products and equipment used for cataract and vitreoretinal procedures marketed by the company's sales force to ophthalmic surgeons, hospitals, ambulatory surgery centers and distributors.

Refractive - The refractive category includes lasers, microkeratomes, diagnostic equipment and other products and equipment used in refractive surgery marketed by the company's sales force to ophthalmic surgeons, hospitals, ambulatory surgery centers and distributors.

Suppliers and Customers - Materials and components for each of the company's product categories are purchased from a wide variety of suppliers; the loss of any one supplier would not adversely affect the company's business to a significant extent. The company's five product categories have different customer bases, from local drug stores to hospital chains to independent practitioners and combined purchase organizations for managed care organizations. No material part of the company's business, taken as a whole, is dependent upon a single or a few customers.

Patents, Trademarks and Licenses - While in the aggregate the company's patents are of material importance to its businesses taken as a whole, no single patent or patent license or group of patent licenses relating to any particular product or process is material to any product category. The company actively pursues technology development and acquisition as a means to enhance its competitive position in its product categories.

In the contact lens product line, Bausch & Lomb, Medalist, Boston, Optima FW, PureVision, and SofLens trademarks receive substantial recognition from consumers and eye care professionals. In the lens care product category, the company has developed significant consumer and eye care professional recognition of products sold under the Bausch & Lomb, ReNu, ReNu MultiPlus, Sensitive Eyes, and Boston trademarks. Bausch & Lomb, Dr. Mann Pharma, Chauvin, Ocuvite, Ocuvite Preservision, Lotemax and Alrex are trademarks receiving substantial consumer recognition in the pharmaceutical product line. Bausch & Lomb, Millennium and Hydroview are trademarks receiving substantial professional recognition in the cataract product category. In the refractive product line, the company has developed substantial professional recognition of products sold under the Hansatome, Orbscan, Technolas, and Zyoptix trademarks.

The company is currently engaged in litigation with CIBA Vision Corporation, the eyecare unit of Novartis AG, and its affiliates in various jurisdictions relative to silicon hydrogel contact lens technology, including the company's PureVision contact lens product line. In one such case, the U.S. District Court for the District of Delaware ruled that the company's PureVision product infringes a patent owned by Wesley Jessen Vision Care, Inc., a subsidiary of CIBA Vision. The court enjoined the company's further manufacture and sale of the PureVision product in the United States. This decision was affirmed by the U.S. Court of Appeals for the Federal Circuit on February 12, 2003. (See Item 3. Legal Proceedings of this Report on Form 10-K for a further discussion of the litigation with CIBA and related entities.)

Seasonality and Working Capital - Because of the nature of the products sold, the company is not significantly impacted by seasonality issues. In general, the working capital requirements in each of the company's segments are typical of those businesses.

Competition and Markets - The company markets each of its product categories throughout the world. Each category is highly competitive in both U.S. and non-U.S. markets. For all products, the company competes on the basis of product performance, quality, technology, price, service, warranty and reliability.

Research and Development - Research and development constitutes an important part of the company's activities. The company's research and development expenditures included in continuing operations totaled $128.4 million in 2002, as compared to $122.0 million in 2001 and $121.5 million in 2000.

Government Regulation - The company's products are subject to regulation by governmental authorities in the U.S. and other markets. These authorities, including the Food and Drug Administration (FDA) in the U.S., generally require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacturing of products, as well as product labeling and marketing. In most cases, significant resources must be spent to bring a new product to market in compliance with these regulations. The regulation of pharmaceutical products and medical devices, both in the U.S. and in other markets, has historically been subject to change. Delays in the regulatory approval process may result in delays in coming to market with new products and extra costs to satisfy regulatory requirements.

Environment - Although the company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 2002 and are not anticipated to be material for either 2003 or 2004.

Number of Employees - The company employed approximately 11,500 persons as of January 1, 2003.

(d)        FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Information as to sales and long-lived assets attributable to U.S. and non-U.S. geographic regions is set forth on pages 29-30 under the section entitled "Net Sales and Income by Geographic Region" and the section entitled "Geographic Region" as found on pages 61-62 of the Annual Report and is incorporated herein by reference.

(e)        AVAILABLE INFORMATION

Bausch & Lomb Incorporated's internet address is http://www.bausch.com. Bausch & Lomb Incorporated's filings with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge at http://www.bausch.com as soon as reasonably practicable after the company electronically files such material with, or furnishes it to the SEC.

ITEM 2. PROPERTIES

The principal physical properties (and their primary functions) of the company at March 1, 2003 are listed below. Except where otherwise indicated by footnote, all properties shown are held in fee and are not subject to major encumbrances. The company considers its facilities suitable and adequate for the operations involved. All facilities are being productively utilized. As discussed in Item 1 (c), the company's segments are comprised of the Americas region, the Europe, Middle East and Africa region (Europe), the Asia region, the Research, Development and Engineering organization and the Global Supply Chain organization. As indicated by the listing below, the majority of the company's facilities are being utilized to perform more than one operating function and, as such, may house the functions of multiple segments. Manufacturing functions are generally within the Global Supply Chain Segment, R&D functions are generally within the Research, Development and Engineering Segment, Warehouse/Distribution functions are primarily within the Commercial Segment (Americas, Europe or Asia) and Sales/Administrative/Office functions primarily support other functions being performed at the respective facility. A facility which is solely used for Sales/Administrative/Office functions is within the Commercial Segment, except for the Rochester, NY (Headquarters) property which is part of corporate administration.

	Manufacturing	R&D	Warehouse/ Distribution	Sales/Administration/ Office

Clearwater, FL	X	X		X
Miami, FL (1)	X
Tampa, FL (2)	X	X	X	X
Wilmington, MA (1)	X			X
Earth City, MO (1)			X
Manchester, MO	X
St. Louis, MO (2)	X	X	X	X
Rochester, NY (Headquarters)				X
Rochester, NY (Optics Center) (1)	X	X		X
Greenville, SC (2)	X		X	X
Salt Lake City, UT (1)	X	X		X
Lynchburg, VA (1)			X	X
North Ryde, Australia (1)			X	X
Porto Alegre, Brazil	X	X	X	X
Mississauga, Canada (1)			X	X
Beijing, China	X		X	X
Aubenas, France (2)	X			X
Montpellier, France (1)		X		X
Berlin, Germany	X	X	X	X
Munich, Germany (1)	X	X	X	X
Schonkirchen, Germany	X		X	X
Chai Wan, Hong Kong (1)			X
Taikoo Shing, Hong Kong (1)				X
Bhiwadi, India	X
Waterford, Ireland (1)	X	X	X	X
Milan, Italy (2)	X		X	X
Tokyo, Japan (1)		X	X	X
Hoofdoorp, Netherlands (1)			X	X
Schiphol, Netherlands (1)			X	X
Livingston, Scotland (1)	X		X	X
Madrid, Spain			X	X
Kingston-Upon-Thames, UK				X

(1)    Leased space.
(2)    Includes both owned and leased properties.

ITEM 3. LEGAL PROCEEDINGS

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

The company and its subsidiaries are currently involved in six pending patent proceedings relating to silicon hydrogel contact lens technology, including its PureVision contact lens product line. Five of these proceedings were commenced by CIBA Vision Corporation (CIBA) and related entities, in each case alleging that the PureVision lens product infringes intellectual property held by them. The first of these lawsuits was filed on March 8, 1999 in the U.S. District Court for the Northern District of Georgia, followed by other lawsuits commenced in the Federal Court of Melbourne, Australia (filed on February 29, 2000), the U.S. District Court for the District of Delaware (filed on May 3, 2001), the Administrative Court of Duesseldorf, Germany (filed on September 7, 2001) and the High Court in Dublin, Ireland (filed on March 11, 2003). In the Georgia matter, the parties are conducting discovery and the company has filed two motions for summary judgment. In the Australia matter, the parties are in the pleading stage and the Court has set a trial date of October 6, 2003. In the Delaware matter, the trial court ruled on June 26, 2002, that the company's PureVision product infringes a patent owned by Wesley Jessen Corporation, a subsidiary of CIBA. The Court ordered that the company discontinue the manufacture and sale of its PureVision lens product in the U.S. This decision was affirmed by the United States Court of Appeals for the Federal Circuit on February 12, 2003. The company intends to defend itself vigorously against all claims asserted by CIBA.

The sixth related proceeding was commenced by the company on November 6, 2001, when the company filed a patent infringement lawsuit against CIBA in the U.S. District Court for the Western District of New York relative to a patent the company holds for hydrogel materials. CIBA has filed two motions for summary judgment in this action. The Court has heard argument on one motion and has reserved decision. The second motion has been briefed by the parties and a motion hearing date has not been established. The company intends to pursue vigorously its claims against CIBA in this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of March 1, 2003), positions and offices held by and a brief account of the business experience during the past five years of each executive officer.
Name and Age	Position
Ronald L. Zarrella (53)

Chairman and Chief Executive Officer since November 2001; Executive Vice President and President, General Motors North America, General Motors Corporation (1998-2001). Vice President and Group Executive, North American Vehicle Sales, Service and Marketing Group, General Motor Corporation (1994-1998).

Gary M. Aron (60)	Senior Vice President, Research, Development & Engineering since 2000; Vice President, Global Scientific Affairs, Vision Care/Surgical (1998-2000).
Alan H. Farnsworth (50)

Senior Vice President and President, Europe, Middle East and Africa Region since June 2001; Corporate Vice President, Pharmaceuticals/Europe (2000-June 2001); Vice President, Corporate Development (1997-2000).

Dwain L. Hahs (50)

Senior Vice President, Global Supply Chain Management since 2000; Senior Vice President and President, Global Vision Care (November 1999-October 2000); Special Assistant to the President (October 1999-November 1999); President, Ray Ban Sun Optics, Luxottica Group SpA (June 1999-September 1999); Executive Vice President and President - Eyewear (April 1997-June 1999).

John M. Loughlin (52)	Senior Vice President and President Asia Region since 2000; Corporate Vice President and President, Asia Region (1999-2000); President, North Asia Division (1996-1999).
Stephen C. McCluski (50)	Senior Vice President and Chief Financial Officer since 1995.
David R. Nachbar (40)

Senior Vice President, Human Resources since October 2002; Senior Vice President, Human Resources, The St. Paul Companies, Inc. (1998-October 2002); Vice President, Human Resources and Chief of Staff-Asia, Citibank NA (1996-1998).

Robert B. Stiles (53)	Senior Vice President and General Counsel since 1997.
Geoffrey F. Ide (49)	Corporate Vice President and President, Japan since November 1999; President, Japan (March 1999-October 1999); Vice President Marketing, Vision Care, Europe, Middle East and Africa (1995-March 1999).
Barbara M. Kelley (56)	Corporate Vice President, Communications and Investor Relations since 2001; Corporate Vice President, Communications (1997-2001).
Jurij Z. Kushner (52)	Corporate Vice President, Controller since 1995.
Gary M. Phillips (37)

Corporate Vice President, Global Pharmaceutical since September 2002; Executive Director, Strategic Planning, Novartis Pharmaceuticals (2000); Director, Portfolio Management and Strategic Planning, Wyeth-Ayerst Pharmaceuticals (1999-2000); Managing Consultant, Pharmaceutical Strategy Practice, Towers Perrin (1997-1999).

Angela J. Panzarella (45)	Corporate Vice President, Global Vision Care since October 2001; Corporate Vice President, Investor Relations (1997-2001).
Alan H. Resnick (59)	Corporate Vice President, Treasurer since 1986.
Kamal K. Sarbadhikari (60)	Corporate Vice President, Global Surgical since February 2002; Vice President, Product Commercialization RD&E (2000-2002); Vice President, Engineering, Vision Care (1998-2000).
Marie L. Smith (45)

Corporate Vice President and Chief Information Officer since 2000; Senior Vice President, Information Technology, Kellogg Company (1999-2000); Vice President, Information Services North America, Kellogg Company (1997-1999).

All officers serve on a year-to-year basis through the day of the annual meeting of shareholders of the company, and there is no arrangement or understanding among any of the officers of the company and any other persons pursuant to which such officer was selected as an officer.

PART II

ITEM 5. MARKET FOR BAUSCH & LOMB INCORPORATED'S COMMON
STOCK AND RELATED SHAREHOLDER MATTERS

The section entitled "Dividends" on page 38 and the table entitled "Quarterly Stock Prices" on page 78 of the Annual Report and the section entitled "Equity Compensation Plan Information" on page 16 of the Proxy Statement are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The table entitled "Selected Financial Data" on page 79 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled "Financial Review" on pages 25-45 of the Annual Report is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The section entitled "Market Risk" on pages 38-39 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, including the notes thereto, together with the section entitled "Report of Independent Accountants" on pages 46-79 and 81 of the Annual Report, respectively, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF
BAUSCH & LOMB INCORPORATED

Information with respect to directors is included in the Proxy Statement on pages 4-6 and such information is incorporated herein by reference. The names, ages (as of March 1, 2003), positions and offices held by, and a brief account of the business experience during the past five years of each executive officer is set forth at the end of Part I of this report and is incorporated herein by reference. Additionally, the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Proxy Statement on page 9 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation", "Report of the Committee on Management", "Compensation Tables" and "Defined Benefit Retirement Plans", the second and fourth through sixth paragraphs of the section entitled "Board of Directors", the graph entitled "Comparison of Five-Year Cumulative Total Shareholder Return" and the third through the sixth paragraphs of the section entitled "Related Transactions, Employment Contracts and Termination of Employment and Change in Control Arrangements" included in the Proxy Statement on pages 9-12, 13-15, 18, 2, 17 and 19 respectively, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The sections entitled "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Directors and Executive Officers" in the Proxy Statement on page16 and pages 7-8, respectively, are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The first paragraph of the section entitled "Related Transactions, Employment Contracts and Termination of Employment and Change in Control Arrangements" on pages 18-19 of the Proxy Statement is incorporated herein by reference.

ITEM 14. Controls AND procedures

Within the 90 days prior to the date of this Form 10-K, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chairman and Chief Executive Officer along with the company's Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the company's Chairman and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic filings with the SEC. There have been no significant changes in the company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the company completed its evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

The following documents or the portions thereof indicated are filed as a part of this report.
(a)	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS.

1.	Data incorporated by reference in Item 8 from the Annual Report	Page in the Annual Report
	Report of Independent Accountants	81
	Consolidated Balance Sheets at December 28, 2002 and December 29, 2001	47
	For the years ended December 28, 2002, December 29, 2001 and December 30, 2000:
	Consolidated Statements of Income	46
	Consolidated Statements of Cash Flow	48
	Consolidated Statements of Changes in Shareholders' Equity	49
	Notes to Financial Statements	50-79
2.	Financial Statement Schedules filed herewith:
	Report of Independent Accountants on Financial Statement Schedule	Page 18
	For the years ended December 28, 2002, December 29, 2001 and December 30, 2000:
	SCHEDULE II-Valuation and Qualifying Accounts	Page 19

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)	ITEM 601 EXHIBITS

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference. Each of Exhibits (10)-a through (10)-l, (10)-o through (10)-x is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

(c)	REPORTS ON FORM 8-K

On November 18, 2002, the company filed with the SEC a current report on Form 8-K, announcing that the company had entered into an Underwriting Agreement with Salomon Smith Barney Inc., Bank of America Securities, LLC, Fleet Securities, Inc. and JP Morgan Securities Inc. pursuant to which the underwriters would purchase $150,000,000 principal amount of 6.95% Senior Unsecured Notes due 2007. The Underwriting Agreement and a related Supplemental Indenture were filed with the Form 8-K. This Form 8-K also announced the filing with the SEC of a Preliminary Prospectus Supplement which supplemented the company's initial Prospectus. No financial statements were filed with the Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BAUSCH & LOMB INCORPORATED
Date: March 21, 2003	By: /s/
Ronald L. Zarrella Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Principal Executive Officer
Date: March 21, 2003	By: /s/
Ronald L. Zarrella Chairman and Chief Executive Officer
Principal Financial Officer
Date: March 21, 2003	By: /s/
Stephen C. McCluski Senior Vice President and Chief Financial Officer
Controller
Date: March 21, 2003	By: /s/
Jurij Z. Kushner Vice President and Controller
Directors
Franklin E. Agnew Domenico De Sole Jonathan S. Linen Ruth R. McMullin John R. Purcell Linda Johnson Rice William H. Waltrip Barry W. Wilson Kenneth L. Wolfe Ronald L. Zarrella
Date: March 21, 2003	By: /s/
Robert B. Stiles Attorney-in-Fact

I, Ronald L. Zarrella, certify that:

1.     I have reviewed this annual report on Form 10-K of Bausch & Lomb Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 14, 2003

  /s/
                  Ronald L. Zarrella
Chairman and Chief Executive Officer

I, Stephen C. McCluski certify that:

1.     I have reviewed this annual report on Form 10-K of Bausch & Lomb Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 14, 2003

  /s/
Stephen C. McCluski
Senior Vice President and Chief Financial Officer

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors of
Bausch & Lomb Incorporated

Our audits of the consolidated financial statements referred to in our report dated January 27, 2003 appearing in the 2002 Annual Report to Shareholders of Bausch & Lomb Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

   /s/
PricewaterhouseCoopers LLP

Rochester, New York
January 27, 2003

Bausch & Lomb Incorporated

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Reserves for Doubtful Accounts (In millions)	December 28, 2002	December 29, 2001	December 30, 2000
Balance at beginning of year	$ 20.7	$ 24.9	$ 19.6
Activity for the year:
Provision charged to income	6.2	5.4	8.0
Currency	1.3	(0.4)	(1.3)
Additions resulting from acquisition activity	-	0.2	1.5
Accounts written off	(3.5)	(10.1)	(5.8)
Recoveries on accounts previously written off	0.9	0.7	2.9
Balance at end of year	$ 25.6	$ 20.7	$24.9

EXHIBIT INDEX
S-K Item 601 No.	Document
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

(4)-g

Supplemental Indenture No. 3, dated November 21, 2002, between the Company and Citibank, N.A. (filed as Exhibit 4.8 to the Company's current report on Form 8-K, dated November 18, 2002, File No. 1-4105, and incorporated herein by reference).

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

(10)-f

Amended and restated Executive Deferred Compensation Plan (filed as Exhibit (10)-cc to the company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-4105, and incorporated herein by reference).

(10)-g

Retirement Benefit Restoration Plan (filed as Exhibit (10)-t to the company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105, and incorporated herein by reference).

(10)-h

Annual Retainer Stock Plan for Non-Employee Directors (filed as Exhibit (10)-dd to the company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-4105, and incorporated herein by reference).

(10)-i	Management Incentive Compensation Plan (filed as Exhibit (10)-b to the company's Form 10-Q for the quarter ended June 27, 1998, File No. 1-4105, and incorporated herein by reference).
(10)-j

Amendment to the Director Deferred Compensation Plan (filed as Exhibit (10)-v to the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-4105, and incorporated herein by reference).

(10)-k

Amendment to the Executive Deferred Compensation Plan (filed as Exhibit (10)-w to the company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 1-4105, and incorporated herein by reference).

(10)-l

Separation Agreement dated October 9, 2000 between Bausch & Lomb Incorporated and Carl E. Sassano, former President and Chief Operating Officer (filed as Exhibit 10-ee to the company's Form 10-Q for the quarter ended September 23, 2000, File No. 1-4105, and incorporated herein by reference).

(10)-m

Master Terms and Conditions for Forward Equity Acquisition Transactions between Citibank, N.A. and Bausch & Lomb Incorporated dated as of November 22, 2000. (filed as exhibit 10-dd to the company's Form 10-K for the year ended December 30, 2000, File No. 1-4105, and incorporated herein by reference).

(10)-n

Three-Year Credit Agreement, dated as of January 19, 2001, among Bausch & Lomb Incorporated and the initial lenders named therein and Citibank, N.A. and Salomon Smith Barney Inc. and Fleet National Bank and the Chase Manhattan Bank. (filed as exhibit 10-ee to the company's Form 10-K for the year ended December 30, 2000, File No. 1-4105, and incorporated herein by reference).

(10)-o

Separation Agreement dated October 5, 2001 between Bausch & Lomb Incorporated and William M. Carpenter, former Chief Executive Officer. (filed as exhibit 10-a to the company's Form 10-Q for the quarter ended September 29, 2001, File No. 1-4105, and incorporated herein by reference).

(10)-p

Employment Agreement dated November 9, 2001 between Bausch & Lomb Incorporated and Ronald L. Zarrella, Chairman and Chief Executive Officer (filed as exhibit 10-z to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, File No. 1-4105, and incorporated herein by reference).

(10)-q

Restricted Stock Deferred Compensation Plan, formerly known as LTI Deferred Compensation Plan, as amended and restated on January 2, 2002 (filed as exhibit 10-aa to the Company's Annual Report on Form 10-K, for the fiscal year ended December 29, 2001, file No. 1-4105, and incorporated herein by reference).

(10)-r	Operating Margin Enhancement Plan, dated March 25, 2002 (filed as exhibit 10-b to the Company's Form 10-Q for the quarter ended March 30, 2002, File No. 1-4105, and incorporated herein by reference).
(10)-s	Amended and Restated 1990 Stock Incentive Plan (filed herewith).
(10)-t	Amendment No. 6 to the Bausch & Lomb Incorporated 1990 Stock Incentive Plan (filed herewith).
(10)-u	Bausch & Lomb Incorporated Annual Incentive Compensation Plan, formerly known as the EVA Management Incentive Compensation Plan, as amended and restated on February 25, 2003 (filed herewith).
(10)-v	Corporate Officer Separation Plan (filed herewith).
(10)-w	Amended and Restated 2001 Stock Incentive Plan for Non-Officers, as approved by the Committee on Management on January 22, 2001 and amended on July 23, 2001 (filed herewith).
(10)-x	Amendment No. 2 to the Bausch & Lomb Incorporated 2001 Stock Incentive Plan for Non-Officers, effective January 1, 2003 (filed herewith).
(10)-y

Five-Year Credit Agreement, dated as of January 23, 2003 among Bausch & Lomb Incorporated and the initial lenders named therein and Salomon Smith Barney Inc. and Banc of America Securities LLC and Bank of America N.A., and Fleet National Bank and Citibank, N.A. (filed herewith).

(11)	Statement Regarding Computation of Per Share Earnings (filed herewith).
(12)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(13)

The Bausch & Lomb 2002 Annual Report to Shareholders for the fiscal year ended December 28, 2002 (filed herewith). With the exception of the pages of the Annual Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as part of this Report on Form 10-K.

(21)	Subsidiaries (filed herewith).
(23)	Consent of Independent Accountants (filed herewith).
(24)	Power of attorney with respect to the signatures of directors in this Report on Form 10-K (filed herewith).
(99)-a	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
(99)-b	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
(99)-c	Information Concerning Forward-Looking Statements