Form 10-Q
period 2003-03-29
BAUSCH & LOMB INC
filed 2003-05-09
CIK 10427

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File
March 29, 2003	Number: 1-4105

BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)

New York	16-0345235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Bausch & Lomb Place Rochester, NY	14604-2701
(Address of principle executive offices)	(Zip code)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	x	No

The number of shares of Common stock of the registrant outstanding as of March 29, 2003 was 53,217,776, consisting of 52,702,587 shares of Common stock and 515,189 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying unaudited interim consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries have been prepared by the company in accordance with the accounting policies stated in the company's 2002 Annual Report on Form 10-K and should be read in conjunction with the Notes to Financial Statements appearing therein, and are based in part on approximations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America have been included in these unaudited interim consolidated financial statements. Certain prior year balances have been reclassified to conform to the current year presentation.

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
	(Unaudited) First Quarter Ended
Dollar Amounts in Millions - Except Per Share Data	March 29, 2003	March 30, 2002
Net Sales	$ 448.0	$ 414.2

Costs and Expenses
Cost of products sold	198.2	181.4
Selling, administrative and general	180.2	174.9
Research and development	29.8	30.1
Restructuring charges and asset write-offs	-	23.5
	408.2	409.9
Operating Income	39.8	4.3

Other (Income) Expense
Interest and investment income	(1.7)	(37.2)
Interest expense	14.5	12.7
Loss from foreign currency, net	1.7	0.2
	14.5	(24.3)

Income before Income Taxes and Minority Interest	25.3	28.6
Provision for income taxes	8.6	9.8
Minority interest in subsidiaries	0.2	10.0

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	16.5	8.8

Cumulative Effect of Change in Accounting Principle, Net of Taxes	(0.9)	-

Net Income	$ 15.6	$ 8.8

Basic Earnings Per Share:
Continuing Operations	$ 0.31	$ 0.16
Change in Accounting Principle	(0.02)	-
	$ 0.29	$ 0.16
Average Shares Outstanding - Basic (000s)	53,767	53,697

Diluted Earnings Per Share:
Continuing Operations	$ 0.31	$ 0.16
Change in Accounting Principle	(0.02)	-
	$ 0.29	$ 0.16
Average Shares Outstanding - Diluted (000s)	53,830	53,979

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES BALANCE SHEETS
Dollar Amounts in Millions	(Unaudited) March 29, 2003	December 28, 2002
Assets
Cash and cash equivalents	$ 431.2	$ 465.1
Trade receivables, less allowances of $24.7 and $25.6, respectively	383.6	425.0
Inventories, net	215.2	208.5
Deferred income taxes	72.0	72.7
Other current assets	128.3	113.4
Total Current Assets	1,230.3	1,284.7

Property, Plant and Equipment, Net	529.9	537.5
Goodwill	649.3	636.0
Other Intangibles, Net	223.1	226.8
Other Long-Term Assets	90.6	86.5
Deferred Income Taxes	135.5	136.3
Total Assets	$2,858.7	$2,907.8

Liabilities and Shareholders' Equity
Notes payable	$ 0.8	$ 1.4
Current portion of long-term debt	186.6	186.5
Accounts payable	81.3	78.1
Accrued compensation	80.3	93.5
Accrued liabilities	358.4	375.8
Federal, state and foreign income taxes payable	74.4	81.1
Deferred income taxes	22.6	12.6
Total Current Liabilities	804.4	829.0

Long-Term Debt, less current portion	650.0	656.2
Deferred Income Taxes	250.6	257.1
Other Long-Term Liabilities	134.7	128.6
Minority Interest	16.2	19.1
Total Liabilities	1,855.9	1,890.0

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,198,322 shares issued in 2003 and in 2002	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 637,134 shares issued (729,764 shares in 2002)	-	-
Capital in Excess of Par Value	98.3	102.2
Common and Class B Stock in Treasury, at cost, 7,617,680 shares (6,958,790 shares in 2002)	(387.2)	(359.8)
Retained Earnings	1,307.5	1,298.9
Accumulated Other Comprehensive Loss	(32.2)	(38.5)
Other Shareholders' Equity	(7.7)	(9.1)
Total Shareholders' Equity	1,002.8	1,017.8
Total Liabilities and Shareholders' Equity	$2,858.7	$2,907.8

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF CASH FLOWS
	(Unaudited) First Quarter Ended
Dollar Amounts in Millions	March 29, 2003	March 30, 2002
Cash Flows from Operating Activities
Net Income	$ 15.6	$ 8.8
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation	26.7	27.3
Amortization	6.5	6.0
Restructuring charges and asset write-offs	-	23.5
Gain from sale of investments available-for-sale	-	(18.1)
Loss (gain) on retirement of fixed assets	0.4	(2.0)
Changes in Assets and Liabilities
Trade receivables	45.7	8.2
Inventories	(4.0)	(3.5)
Deferred income taxes	3.4	(34.8)
Other current assets	(14.3)	(12.8)
Other long-term assets	(1.7)	6.6
Accounts payable and accrued liabilities	(42.4)	(3.4)
Income taxes payable	(6.9)	12.2
Other long-term liabilities	1.1	11.7
Net Cash Provided by Operating Activities	30.1	29.7

Cash Flows from Investing Activities
Capital expenditures	(15.3)	(21.1)
Net cash paid for acquisition of businesses and other intangibles	(6.2)	(1.0)
Sale price adjustment related to disposal of discontinued operations	-	(23.0)
Cash received from sale of investments available-for-sale	-	37.4
Other	(2.0)	-
Net Cash Used in Investing Activities	(23.5)	(7.7)

Cash Flows from Financing Activities
Repurchase of Common and Class B shares	(30.8)	(0.9)
Exercise of stock options	-	2.3
Net repayments of notes payable	(0.5)	(9.0)
Repayment of long-term debt	(4.4)	(30.5)
Payment of dividends	(7.0)	(13.9)
Net Cash Used in Financing Activities	(42.7)	(52.0)

Effect of exchange rate changes on cash and cash equivalents	2.2	(2.8)

Net Change in Cash and Cash Equivalents	(33.9)	(32.8)

Cash and Cash Equivalents - Beginning of Period	465.1	534.4

Cash and Cash Equivalents - End of Period	$431.2	$501.6

Supplemental Cash Flow Disclosures
Cash paid for interest	$ 16.5	$ 17.3
Net cash payments for income taxes	$ 14.6	$ 3.5

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

1.     Comprehensive Income

The following table summarizes components of comprehensive income for the quarter ended March 29, 2003 and March 30, 2002:

First Quarter Ended
		March 29, 2003			March 30, 2002
	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount	Pre-tax Amount	Tax Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$ 6.0	$ -	$ 6.0	$ (8.5)	$ -	$ (8.5)
Net loss on cash flow hedges	(0.2)	0.1	(0.1)	(0.8)	0.2	(0.6)
Reclassification adjustment into net income for net loss realized on cash flow hedges	0.6	(0.2)	0.4	0.9	-	0.9
Unrealized holding loss on available for sale securities	-	-	-	(4.5)	1.7	(2.8)
Reclassification adjustment for net gains realized in net income on available for sale securities	-	-	-	(27.6)	9.5	(18.1)
Other comprehensive income (loss)	$ 6.4	$ (0.1)	6.3	$ (40.5)	$11.4	(29.1)
Net income			15.6			8.8
Total comprehensive income (loss)			$21.9			$(20.3)

2.     Restructuring Charges and Asset Write-offs

Profitability Improvement Program and Transfer of PureVision Manufacturing

In July 2002, the company announced plans to improve operating profitability through a comprehensive program which included plant closures and consolidations; manufacturing efficiencies and yield enhancements; procurement process enhancements; the rationalization of certain contact lens and surgical product lines; distribution initiatives; and the development of a global information technology (IT) platform. This program included the elimination of approximately 465 jobs worldwide associated with those actions. Restructuring charges and asset write-offs of $22.8 before taxes associated with these initiatives were recorded in the third quarter of 2002. The company also recorded a pre-tax amount of $3.7 during the third quarter of 2002 for severance associated with the elimination of approximately 145 jobs due to the transfer of PureVision extended wear contact lens manufacturing from the U.S. to Waterford, Ireland following a ruling against the company in a U.S. patent lawsuit. (See Note 14 - Other Matters for discussion of current litigation relating to the PureVision contact lens product line.)

     The following table summarizes the activity for the Profitability Improvement Program and the transfer of PureVision manufacturing:
	Severance and Other Related Expenses	Asset Write- offs	Total

Net charge during 2002	$23.1	$ 3.4	$26.5
Asset write-offs during 2002	-	(3.4)	(3.4)
Cash payments during 2002	(6.0)	-	(6.0)
Remaining reserve at December 28, 2002	17.1	-	17.1
Cash payments during 2003	(1.7)	-	(1.7)
Remaining reserve at March 29, 2003	$15.4	$ -	$15.4

     As of March 29, 2003, 275 jobs had been eliminated under this restructuring program with $7.7 of related costs being charged against the liability. Actions in this restructuring program are expected to be completed by the end of 2003. In addition to job eliminations, the above actions resulted in $3.4 of asset write-offs for machinery and equipment. The disposition and/or decommissioning of these assets occurred in the third quarter of 2002.

     These actions are expected to yield pre-tax cost savings of approximately $54.0 in 2004 and $90.0 annually beginning in 2005.

2001 Program

In December 2001, the company's Board of Directors approved a comprehensive restructuring plan designed to reduce ongoing operating costs by eliminating approximately 800 jobs on a global basis. As of December 29, 2001, management had identified actions and notified the appropriate personnel in what it considered Phase I of the restructuring program. As a result, a pre-tax amount of $8.3 was recorded during the fourth quarter of 2001 for Phase I of the restructuring and for asset write-offs. During the first quarter of 2002, a pre-tax amount of $23.5 was recorded for Phase II of the restructuring and additional asset write-offs. During the third quarter of 2002, the company reversed $1 pre-tax.

     At the conclusion of the program, 752 jobs had been eliminated under this restructuring program with $26.5 of related costs and $4.3 of asset write-offs being charged against the liability. All actions related to this restructuring program were completed as of December 28, 2002. This program is expected to yield pre-tax cost savings of approximately $33.0 annually beginning in the fiscal year ending December 27, 2003.

3.     Business Segment Information

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

     The company adopted the management structure described above effective as of January 1, 2001. During the first quarter of 2002, the company reevaluated the measures and management data used in decision making to ensure it continued to be properly aligned with the company's strategic objectives. As a result of the review, goodwill arising from vertically integrated acquisitions, product technology, other non-customer related intangibles and the associated amortization expense were reclassified to the Global Supply Chain segment to more accurately reflect their contribution to the company's return on net operating assets.

     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Restructuring charges and charges related to certain significant events, although related to specific segments, are also excluded from management basis results. The accounting policies used to generate segment results are the same as the company's overall accounting policies. Inter-segment sales were $100.2 and $109.6 for the quarters ended March 29, 2003 and March 30, 2002, respectively. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the table below.

     The following table presents net sales and operating income by business segment and presents total company operating income for the quarters ended March 29, 2003 and March 30, 2002. The restructuring reserve and asset write-offs are described in Note 2 - Restructuring Charges and Asset Write-offs.
	First Quarter Ended
	March 29, 2003		March 30, 2002
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$199.5	$53.7	$199.2	$52.3
Europe	169.8	46.7	144.9	35.1
Asia	78.7	13.6	70.1	14.1
Research, Development & Engineering	-	(35.0)	-	(34.1)
Global Supply Chain	-	(25.5)	-	(22.5)
	448.0	53.5	414.2	44.9
Corporate administration	-	(13.7)	-	(17.1)
Restructuring reserve and asset write-offs	-	-	-	(23.5)
	$448.0	$39.8	$414.2	$ 4.3

     Net sales in markets outside the U.S. totaled $266.7 in the first quarter of 2003 compared with $233.6 for the same 2002 period. Net U.S. sales totaled $181.3 in the first quarter of 2003 compared with $180.6 for the same prior-year period. The company's operations in Germany generated over 10% of product net sales in the first quarters of 2003 and 2002 totaling $56.2 and $56.7, respectively. No other country, or single customer, generated over 10% of total product sales during the first quarters of 2003 and 2002.

4.     Inventories, Net

	March 29, 2003	December 28, 2002

Raw materials and supplies	$ 45.7	$ 50.0
Work in process	21.7	21.3
Finished products	147.8	137.2
	$215.2	$208.5

5.     Property, Plant and Equipment, Net

     The following table reflects the major classes of property, plant and equipment:

	March 29, 2003	December 28, 2002

Land	$ 16.7	$ 16.4
Buildings	318.3	316.8
Machinery and equipment	895.2	879.4
Leasehold improvements [1]	29.8	27.6
	1,260.0	1,240.2

Less accumulated depreciation	(730.1)	(702.7)
	$ 529.9	$ 537.5

1     Upon initial application of SFAS No. 143, Accounting for Asset Retirement Obligations, as described in Note 13 - New Accounting Guidance, the company recorded an initial liability and an increase to leasehold improvements of $1.8. Cumulative accretion and accumulated depreciation were measured from the commencement date of the leases to the date of adoption. A cumulative charge of initially applying this statement of $0.9, net of tax, was reported as a change in accounting principle in the Consolidated Statements of Income.

6.     Accounting for Goodwill and Intangibles

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is complete. The most substantive change required by this statement is that goodwill will no longer be amortized; instead, it will be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The statement applies to existing goodwill and intangible assets, effective for fiscal years beginning after December 15, 2001. The company adopted SFAS No. 142 in the fiscal year beginning December 30, 2001.

     Upon adoption of SFAS No. 142, the company analyzed existing intangible assets that had been recognized separately from goodwill and reclassified intangibles that did not meet the separate recognition criteria as prescribed in SFAS No. 141, Business Combinations, to goodwill. As such, $146.0 of intangibles, including assembled workforce and customer relationships, were reclassified to goodwill and $10.3 of deferred tax liabilities previously associated with those intangible assets were eliminated with a corresponding reduction in goodwill. Additionally, the company reassessed the useful lives of the remaining intangibles and concluded that there were no indefinite-lived intangible assets. As described in Note 7 - Acquired Intangible Assets, the company reduced the useful lives of certain acquired trade names and has applied the change in accounting estimate prospectively. The company identified and established reporting units to be the company's business segments and determined that goodwill was not impaired based on a comparison of the carrying value of goodwill attributable to each of the company's reporting units to their respective fair values. Fair value was based on the average of the indications of value derived from the income and market approaches, weighted equally. The income approach measured the fair value by discounting expected cash flows by reporting unit to their present value at a rate of return that is commensurate with their inherent risk. The market approach measured the fair value by analyzing and comparing the operating performance and financial condition of public companies within the ophthalmic pharmaceutical industry and companies subject to similar market conditions adjusted for differences in profitability, financial position, products and markets.

     The company completed its annual impairment test on each of its reporting units during the fourth quarter of 2002. The carrying value of goodwill for each of the company's reporting units as of October 26, 2002 was less than their respective fair values, therefore, goodwill was not considered impaired. Fair value was determined using the same methodology employed during the initial application of SFAS No. 142.

     During September 2002, the company acquired a third-party distributor located in Spain. The $8.3 purchase price was allocated to identifiable assets, including tangible and intangible assets, and liabilities based upon their respective fair values. The excess of the purchase price over the value of the identified assets and liabilities has been recorded as goodwill and is reflected in the table below.

     During February 2003, the company acquired an additional 30% and 20% interest in its commercial and manufacturing joint ventures, respectively, located in Korea. This increased the company's interest in the commercial and manufacturing joint ventures to 80% and 100%, respectively. The purchase price of $6.2 was allocated to identifiable assets and liabilities based upon their respective fair values. The excess of the purchase price over the value of the identified assets and liabilities has been recorded as goodwill and is reflected in the table below.

     The changes in the carrying amount of goodwill for the year ended December 28, 2002 and the quarter ended March 29, 2003, are as follows:
	Americas	Europe	Asia	Global Supply	RD&E	Total
Balance as of December 29, 2001	$176.4	$231.6	$ 9.4	$ 37.1	$ -	$454.5
Intangibles reclassified to goodwill	110.1	35.5	0.2	0.2	-	146.0
Elimination of deferred tax liabilities	(0.3)	(10.0)	-	-	-	(10.3)
Reclassification to Global Supply as described in Note 3 - Business Segment Information	(283.0)	(256.0)	(2.2)	541.2	-	-
Acquisition of distributorship	-	6.8	-	-	-	6.8
Other (includes currency effect)	(1.9)	12.9	0.5	27.5	-	39.0
Balance as of December 28, 2002	1.3	20.8	7.9	606.0	-	636.0
Acquisition of additional interest in joint ventures	-	-	3.5	-	-	3.5
Other (includes currency effect)	0.2	0.7	(0.2)	9.1	-	9.8
Balance as of March 29, 2003	$ 1.5	$ 21.5	$ 11.2	$615.1	$ -	$649.3

7.     Acquired Intangible Assets

In connection with the company's adoption of SFAS No. 142, Goodwill and Intangible Assets, the company also reassessed the remaining useful lives of its intangible assets and determined that certain acquired trade names required a reduction in their remaining useful lives. A change in the company's strategies and business objectives indicated that a reduction in the remaining useful lives of certain trade names was appropriate. Remaining useful lives of trade names associated with the Chiron, Storz and Groupe Chauvin acquisitions were reduced from 16, 36 and 29 years to 7, 10 and 15 years, respectively. The remaining useful lives were revised by the company based upon current strategies and objectives, an assessment of product characteristics, the pace of technological advancement and trends in the market place. This change in accounting estimate was applied prospectively as of December 30, 2001 and accounted for $0.8 of amortization expense, net of tax, during the first quarters of 2003 and 2002.

     As described in Note 6 - Accounting for Goodwill and Intangibles, the company acquired a third-party distributor during September 2002. Intangible assets, consisting of customer contracts, were assigned a fair value of $0.6 and are included in the table below.

     The components of intangible assets as of March 29, 2003 and December 28, 2002 are as follows:

	March 29, 2003		December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names	$ 90.9	$ 20.8	$ 89.9	$18.6
Technology and patents	83.7	56.8	83.7	55.0
Developed technology	72.0	9.3	70.5	8.2
License agreements	32.1	9.5	31.9	8.7
Intellectual property	25.9	3.3	25.9	2.7
Physician information & customer database	19.5	1.7	19.1	1.5
Customer contracts	0.7	0.3	0.6	0.1
	$324.8	$101.7	$321.6	$94.8

     Amortization expense of intangibles was $6.5 for the quarter ended March 29, 2003 and $6.0 for the same period in 2002. Estimated amortization expense of intangibles presently owned by the company for each of the next five succeeding fiscal years is as follows:

Fiscal year ended	Amount
December 27, 2003	$25.3
December 25, 2004	25.1
December 31, 2005	23.7
December 30, 2006	16.0
December 29, 2007	16.0

8.     Minority Interest

The minority interest in subsidiaries at December 29, 2001, primarily represented an outside partnership interest of 22% in Wilmington Partners L.P. (the Partnership). The remaining partnership interests were held by four wholly owned subsidiaries of the company. The Partnership was a separate legal entity from the company, but for financial reporting purposes, assets, liabilities and results of operations from the Partnership were included in the company's consolidated financial results. The outside investor's limited partnership interest was recorded as minority interest totaling $200.0 in the company's consolidated financial statements at December 29, 2001. During March 2002, the outside partner exercised its put right for all of its partnership interest, and the company recorded a one-time early liquidation premium of $7.0, net of taxes, in connection with the early termination of the outside partner's interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred in May 2002. The payment was funded through existing cash reserves and borrowings of $75.0 against the company's existing syndicated revolving credit agreement, which was repaid by the company in July 2002. The minority interest liability at March 29, 2003 and at December 28, 2002 represents the company's outside partnership interests in non-U.S. commercial and manufacturing joint ventures, which are fully consolidated in the company's results.

9.     Commitments and Contingencies

Lines of Credit The company guarantees indebtedness of its subsidiaries under lines of credit used for working capital. Availability under such lines of credit totaled approximately $53.2 and $75.0 with total outstanding balances of $0.8 and $1.4 at March 29, 2003 and December 28, 2002, respectively.

Letters of Credit The company had outstanding standby letters of credit totaling approximately $29.2 and $24.7 at March 29, 2003 and December 28, 2002, respectively, to ensure payment of possible workers' compensation and other insurance claims, product liability claims and payment of an Industrial Development Revenue Bond. At March 29, 2003 and December 28, 2002, the company had recorded liabilities of approximately $15.8 and $15.2, respectively, as it relates to insurance claims. The company also had recorded $8.5 in Industrial Development Revenue Bonds due in 2015 at March 29, 2003 and December 28, 2002.

Guarantees The company guarantees a mortgage held by a strategic research and development partner. The mortgage is secured by the property with an appraised value of $5.3. The company's guarantee has a five-year term expiring July 2007. At March 29, 2003 and December 28, 2002, the guarantee totaled approximately $4.0. This guarantee would require payment from the company in the event of default by the research partner and failure of the security to fully satisfy the then outstanding debt.

     The company also guarantees a lease obligation of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amount guaranteed at March 29, 2003 and December 28, 2002 was approximately $10.0. In the event of default, the guarantee would require payment from the company. Sublease rights as specified under the agreement would reduce the company's exposure.

     The company believes the likelihood is remote that material payments will be required under these guarantees.

Tax Indemnifications In connection with divestitures, the company has agreed to indemnify certain tax obligations arising out of tax audits or administrative or court proceedings relating to tax returns for any periods ending on or prior to the closing date of the divestiture. The company believes that any claim would not have a material impact on the company's financial position.

Environmental Indemnifications The company has certain obligations for environmental remediation and Superfund matters related to current and former company sites. The company has an ongoing program in place designed to identify and manage potential environmental liabilities through such actions as having a rotating schedule of regular assessments performed to identify and manage potential issues at company sites before they occur, audits of U.S. hazardous waste disposal site vendors to ensure contractor compliance with applicable laws, a domestic waste disposal contract which contains indemnification of the company from the vendor for disposal of all waste once it leaves company property, a regular schedule of training and prevention programs designed to keep employees in company plants aware of their responsibilities, environmental due diligence for business acquisitions and real estate transactions and ongoing tracking of significant laws and regulations affecting the company in any of the countries where it operates. In those instances where the company may identify an environmental liability, the company manages directly all remedial investigations, negotiation of approved remediation plans with applicable governmental authorities and implementation of all approved remediation activities.

     At March 29, 2003 and December 28, 2002, estimated future remediation costs of approximately $0.4 were accrued by the company, excluding estimates for legal expenses. It is reasonable to expect that the company's recorded estimates of its liabilities may change and there is no assurance that additional costs greater than the amounts accrued will not be incurred, or that changes in environmental laws or their interpretation will not require additional amounts to be spent. The company does not believe that its financial position, results of operations, and cash flows are likely to be materially affected by environmental liabilities.

Other Commitments and Contingencies During March 2003, the company settled its obligation with a financial institution for the future purchase of the company's Common stock as discussed in Note 11- Forward Equity Contracts.

     The company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business as described in Note 14 - Other Matters.

Product Warranties The company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the company's product warranty liability for the year ended December 28, 2002 and the quarter ended March 29, 2003 are as follows:
Balance at December 29, 2001	$ 8.1
Accruals for warranties issued	5.2
Changes in accruals related to pre-existing warranties	(1.4)
Settlements made	(6.0)
Balance at December 28, 2002	5.9
Accruals for warranties issued	1.7
Changes in accruals related to pre-existing warranties	(0.2)
Settlements made	(1.2)
Balance at March 29, 2003	$6.2

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and is recognized over the term of the contracts while costs are recognized as incurred. Changes in the company's deferred service revenue for the year ended December 28, 2002 and the quarter ended March 29, 2003 are as follows:
Balance at December 29, 2001	$2.1
Accruals for service contracts	9.1
Changes in accruals related to pre-existing service contracts	(0.1)
Revenue recognized	(6.2)
Balance at December 28, 2002	4.9
Accruals for service contracts	1.5
Changes in accruals related to pre-existing service contracts	(0.1)
Revenue recognized	(1.6)
Balance at March 29, 2003	$4.7

10.     Accounting for Derivatives and Hedging Activities

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the company records all derivative instruments on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current income or other comprehensive income, depending on their designation as a hedge of a particular exposure.

     For effective fair value hedge transactions in which the company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For fair value hedge transactions where the short-cut method is not permitted for assessing effectiveness, gains and losses arising from any ineffectiveness are recognized in the period in which they occur. The company had no outstanding fair value hedges at March 29, 2003. Interest rate swaps of $279.6, classified as fair value hedges, were outstanding at March 30, 2002.

     For cash flow hedge transactions in which the company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in income in the periods in which income is impacted by the variability of the cash flows of the hedged item. Reclassifications from other comprehensive income into income were a $0.6 and $0.9 pre-tax loss for the quarters ended March 29, 2003 and March 30, 2002, respectively. As of March 29, 2003, an estimated $2.3 pre-tax net loss was expected to be reclassified into income over the next twelve months. During the first quarter of 2003, the company settled a $50.0 cash flow hedge which was designated to hedge the benchmark interest rate associated with ten semi-annual interest payments on future forecasted borrowings. The amount associated with the settlement was recorded to other comprehensive income and will be amortized to interest expense in the period in which interest expense related to the hedged debt is recognized. Simultaneous with the hedge settlement, the company entered into a new $50.0 cash flow hedge which was designated to hedge the benchmark interest rate associated with ten semi-annual interest payments on future forecasted borrowings. At March 30, 2002, the company had a $65.0 outstanding interest rate swap, which was classified as a cash flow hedge. In addition, the company had $367.5 and $384.5 of outstanding foreign exchange forward contracts classified as cash flow hedges as of March 29, 2003 and March 30, 2002, respectively.

     For instruments designated as either fair value or cash flow hedges, net interest expense of $0.2 and $0.1 was recognized for hedge ineffectiveness for the quarter ended March 29, 2003 and March 30, 2002, respectively.

     In general, foreign exchange forward contracts have varying maturities up to, but not exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception and current market rates. Designated hedging instruments for hedges of foreign currency exposures of net investments in non-U.S. subsidiaries, resulted in a net after-tax gain of $2.6 and $0.2 which were included in the cumulative translation adjustment, for the quarters ended March 29, 2003 and March 30, 2002, respectively. The company had designated foreign denominated intercompany loans and foreign currency contracts with notional amounts of $162.8 and $16.5, respectively as hedges of net investments in non-U.S. subsidiaries as of March 29, 2003 and March 30, 2002, respectively.

11.     Forward Equity Contracts

During 2001, the company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the company's Common stock. The company executed an agreement with a financial institution for the future purchase of such shares through one or more forward purchase transactions. Such purchases, which may have had settlement dates as long as two years, could have been settled, at the company's election, on a physical share, net cash or net share basis. As of December 28, 2002, the company had entered into forward purchases covering 750,000 shares. During March 2003, at the expiration of the forward purchase agreement, the company paid $30.7 million for the 750,000 shares, at an average price of $40.89 to settle its obligation. This repurchase of Common stock has been recorded as treasury stock in the company's consolidated financial statements as of March 29, 2003.

12.     Stock Compensation Plans

The company sponsors several stock-based compensation plans, all of which are accounted for under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended. Accordingly, given the fixed nature of the equity instruments granted under such plans, no compensation cost has been recognized for the company's stock option plans or its employee stock purchase plan. Had compensation expense for the company's fixed options been determined consistent with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, the company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the quarters ended March 29, 2003 and March 30, 2002:
	Net Income		Basic Earnings Per Share		Diluted Earnings Per Share
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
March 29, 2003	$15.6	$13.1	$0.29	$0.24	$0.29	$0.24
March 30, 2002	8.8	5.1	0.16	0.09	0.16	0.09

     The company issues stock options, which typically vest ratably over three years and expire ten years from the date of grant. Vesting is contingent upon a continued employment relationship with the company.

     For purposes of this disclosure, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the quarters ended March 29, 2003 and March 30, 2002:
	March 29, 2003	March 30, 2002
Risk-free interest rate	3.33%	2.87%
Dividend yield	1.18%	1.21%
Volatility factor	36.01%	38.39%
Weighted average expected life (years)	6	5

13.     New Accounting Guidance

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company has determined that legal obligations exist for certain leases of real property that contain clauses to reinstate the premises, requiring the removal of alterations made by the company during the lease term. The company adopted SFAS No. 143 in the first quarter of 2003 and recorded a charge of $0.9 in its Consolidated Statements of Income as a cumulative change in accounting principle, net of tax.

     In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The company adopted SFAS No. 145 in the fiscal year beginning December 29, 2002 with no material effect on its financial position.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The company adopted SFAS No. 146, as applicable, in the fiscal year beginning December 29, 2002 with no effect on its financial position.

     In November 2002, the FASB published Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation expands on the accounting guidance of Statements No. 5, Accounting for Contingencies, No. 57, Related Party Disclosures, and No. 107, Disclosures about Fair Value of Financial Instruments, and incorporates without change the provisions of FASB Interpretation No. 34, Capitalization of Interest Costs, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The company adopted the disclosure requirements of Interpretation No. 45 in the fiscal year beginning December 30, 2001. The company adopted the recognition and measurement provisions of Interpretation No. 45, as applicable, in the fiscal year beginning December 29, 2002 with no effect on its financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides guidance on alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. In addition, this statement amends Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure provisions of this statement were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The company sponsors several stock-based compensation plans, as described in Note 12 - Stock Compensation Plans, all of which are accounted for under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the Interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this Interpretation were effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation were effective for all periods beginning after June 15, 2003. The company has determined that it has engaged in research, development and commercialization arrangements with two variable interest entities as described in the Off-Balance Sheet Arrangements Section of Management's Discussion and Analysis of Financial Condition and Results of Operations. However, the company is not the primary beneficiary in either arrangement and has determined that the consolidation requirement of this Interpretation is not applicable.

14.     Other Matters

On April 13, 2001 a shareholder class action lawsuit was filed in the U.S. District Court for the Western District of New York. Four other similar lawsuits were filed in both the Western and Southern Districts of New York, with the company's Chief Financial Officer, Stephen C. McCluski, and former Chairman and Chief Executive Officer, William M. Carpenter, and former President, Carl E. Sassano, named as defendants. The complaints allege that the value of the company's stock was inflated artificially by alleged false and misleading statements about expected financial results. The plaintiffs seek to represent a class of shareholders who purchased company common stock between January 27, 2000 and August 24, 2000. On October 15, 2001 all lawsuits were consolidated in the U.S. District Court for the Western District of New York. On March 31, 2003, the District Court granted, in part, the company's motion to dismiss and, as such, dismissed certain claims asserted against the company in the consolidated action. In addition to dismissing certain claims against the company, all direct claims against Stephen C. McCluski were dismissed and those direct claims paralleling the claims dismissed against the company were also dismissed as to Messrs. Carpenter and Sassano. The company intends to continue defending itself vigorously against these claims. The company cannot at this time estimate with any certainty the impact of the remaining claims on its financial position.

     The company and its subsidiaries are currently involved in six pending patent proceedings relating to silicon hydrogel contact lens technology, including its PureVision contact lens product line. Five of these proceedings were commenced by CIBA Vision Corporation (CIBA) and related entities, in each case alleging that the PureVision lens product infringes intellectual property held by them. The first of these lawsuits was filed on March 8, 1999 in the U.S. District Court for the Northern District of Georgia, followed by other lawsuits commenced in the Federal Court of Melbourne, Australia (filed on February 29, 2000), the U.S. District Court for the District of Delaware (filed on May 3, 2001), the Administrative Court of Duesseldorf, Germany (filed on September 7, 2001) and the High Court in Dublin, Ireland (filed on March 11, 2003). In the Georgia matter, discovery has closed and the company has filed three motions for summary judgment. In the Australia matter, the parties are in the pleading stage and the Court has set a trial date of October 6, 2003. In the Delaware matter, the trial court ruled on June 26, 2002, that the company's PureVision product infringes a patent which is owned by Wesley Jessen Corporation, a subsidiary of CIBA, and which expires April 27, 2005. The Court ordered that the company discontinue the manufacture and sale of its PureVision lens product in the United States. This decision was affirmed by the United States Court of Appeals for the Federal Circuit on February 12, 2003. The financial impact of the Delaware decision has previously been reported by the company in its quarterly reports on Form 10-Q for the quarters ended June 29, 2002 and September 28, 2002, its 2002 Annual Report and the Annual Report on Form 10-K for the annual period ended December 28, 2002. In the German matter, the court issued its ruling in March of 2003 that the company's PureVision product infringes the Novartis patent at issue. CIBA served this non-final judgment on the company on April 29, 2003, enjoining the company from further sales of PureVision contact lenses in Germany. The company is appealing the German decision and is seeking a stay of the injunction. In addition, the company continues to challenge the validity of the Novartis patent in the European Patent Office. If the European Patent Office finally determines that the patent is invalid, it will not be enforceable in Europe and the decision by the German court will be vacated. A preliminary opinion was recently rendered by the European Patent Office citing grounds for determining that, based on the current record, the patent would be invalid. A final decision is expected after a hearing later this year. Other than the financial impact of the Delaware matter as previously reported, the company cannot at this time estimate with any certainty the impact on its financial position of the lawsuits filed by CIBA and related entities. The company intends to defend itself vigorously against all claims asserted by CIBA.

     The sixth related proceeding was commenced by the company on November 6, 2001, when the company filed a patent infringement lawsuit against CIBA in the U.S. District Court for the Western District of New York relative to a patent the company holds for hydrogel materials. CIBA has filed two motions for summary judgment in this action. The Court has heard argument on one motion and has reserved decision. The second motion has been briefed by the parties and a motion hearing date has not been established. The company intends to pursue vigorously its claims against CIBA in this action. The company cannot at this time estimate with any certainty the impact on its financial position of the lawsuit filed by the company against CIBA.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements and the company's 2002 Annual Report on Form 10-K, contains management's discussion and analysis of the company's results of operations and liquidity, and an updated 2003 outlook. References within this financial review to earnings per share refer to diluted earnings per share.

     The company reported net income from continuing operations of $17 or $0.31 per share and $9 or $0.16 per share for the quarter ended March 29, 2003 and March 30, 2002, respectively. Net income for the quarter includes a charge of $1 or $0.02 per share as a cumulative change in accounting principle, related to the adoption of SFAS No. 143, in the fiscal year beginning December 29, 2002 as described in Note 5 - Property, Plant and Equipment, Net. A reconciliation of net income and earnings per share to income from continuing operations and earnings per share from continuing operations is presented below:
	First Quarter Ended
	March 29, 2003		March 30, 2002
	Amount	Per Share	Amount	Per Share
Net income	$15.6	$0.29	$8.8	$0.16
Cumulative effective of change in accounting principle, net of taxes, due to adoption of SFAS No. 143	0.9	0.02	-	-

Income from continuing operations before cumulative effect of change in accounting principle	$16.5	$0.31	$8.8	$0.16
Average Shares Outstanding - Diluted (000's)		53,830		53,979

     During the first quarter ended March 29, 2003, there were no significant items impacting company results. The following paragraph summarizes significant items impacting company results for the quarter ended March 30, 2002.

     The company recorded restructuring charges and asset write-offs of $24 before taxes, during the first quarter of 2002, related to the second phase of the 2001 restructuring program designed to reduce ongoing operating costs. Pre-tax gains on the sale of the company's remaining equity interest in a previously divested entity of $28 were realized in the first quarter of 2002. Lastly, an outside partner exercised its put right for all of its partnership interest and the company recorded a one-time early liquidation premium, which was recorded as an after-tax minority interest charge of $7. The 2002 first-quarter significant items already reflected in after-tax net income aggregated to contribute to a net after-tax decline of $4 or $.08 per share.

Continuing Operations

Discussion in the Continuing Operations Section of Management's Discussion and Analysis of Financial Condition and Results of Operations includes a constant-currency measure employed by the company. The company monitors its constant-currency performance for non-U.S. operations and the company as a whole. Constant-currency results are calculated by translating actual current and prior-year local currency revenues and expenses at the same predetermined exchange rates. The translated results are then used to determine year-over-year percentage increases or decreases, excluding the impact of currency. Management views constant-currency results as an important measure of organic business growth trends. Constant-currency results are used by management to assess non-U.S. operations' performance against yearly targets for the purpose of calculating bonus amounts for certain regional bonus-eligible employees.

Net Sales By Business Segment and Geographic Region

Total net sales for the first quarter ended March 29, 2003 were $448. This represents a $34 or an 8% increase compared to the prior year first quarter. On a constant-currency basis net sales increased 1% for the quarter.

     The Americas segment's net sales for the quarter were $199, reflecting flat performance (1% increase in constant-currency) compared to the prior year. The segment experienced strong gains in pharmaceuticals net sales which increased 21% (22% in constant-currency) compared to the same quarter last year. The increase can be attributed to strong sales in multisource pharmaceuticals and from the company's lines of ocular vitamins. These results were offset by declines in contact lens, lens care, and cataract and vitreoretinal product categories. Declines in contact lens sales in the Americas is a result of the absence of PureVision in 2003 in the U.S. (see Note 14 - Other Matters for discussion of current litigation relating to the PureVision contact lens product line) and the absence of sales from older technology lenses that have been rationalized as part of the profitability improvement program (described in Note 2 - Restructuring Charges and Asset Write-Offs). Excluding revenues from U.S. PureVision and discontinued lenses from the prior-year base, sales of contact lenses increased almost 10%. This was driven by strong growth in the company's current generation core lens products including incremental SofLens Multi-Focal sales following its introduction in the fourth quarter of 2002. Declines in the lens care category are primarily due to the timing of the company's consumer marketing promotion of ReNu MultiPlus. Cataract and vitreoretinal surgery product sales declines were driven by lower sales of the company's intraocular lenses and the absence of sales from PMMA intraocular lenses that have been rationalized as part of the profitability improvement program (described in Note 2 - Restructuring Charges and Asset Write-Offs). Sales in the refractive category increased 1% in actual dollars and remained flat in constant-currency.

     Net sales in the Europe segment were $170 for the quarter, an increase of 17% but a decrease of 1% in constant-currency from the prior-year quarter. This segment posted increases in contact lenses driven by strong sales in current generation core lens products including initial revenues from the introduction of SofLens Multi-Focal. Lens care product sales increased in actual dollars, however, declined on a constant-currency basis as currency benefits offset declines associated with the company's decision in the second half of 2002 to exit certain non-strategic and low-margin lines of lens care products acquired as part of the Woehlk acquisition in October 2000. Pharmaceutical product sales increased due to favorable currency rates. On a constant-currency basis, revenues declined as the prior year period included revenues from certain non-strategic product lines acquired with Groupe Chauvin which the company decided to exit in the second half of 2002. Pharmaceuticals performance was also impacted by legislative actions in Germany concerning the pricing and prescribing of generic drugs. Cataract and vitreoretinal product sales increased both on an actual and constant-currency basis driven by higher sales of intraocular lenses, disposable products and phacoemulsification equipment. Positive trends in currency, service revenues and sales of Zyoptix per-procedure cards were more than offset by declines in refractive equipment product sales during the 2003 first quarter.

     The Asia segment's net sales totaled $79 for the quarter, an increase from the prior year of 12%. In constant-currency, the increase was 6%. This increase was primarily due to higher sales of current generation contact lenses driven by higher sales of SofLens66 Toric lenses in Japan and lens care products led by sales for ReNu MultiPlus solution throughout Asia, primarily from sales in Japan and China. The segment also experienced higher sales of cataract products including intraocular lenses, disposables and phacoemulsification equipment. These increases were partially offset by declines in sales of refractive laser surgery products.

     Net sales in markets outside the U.S. totaled $267 in the first quarter of 2003, an increase of $33 or 14% for the quarter compared with the same 2002 period. Net sales outside the U.S. for the quarter represented approximately 60% of consolidated net sales in 2003 and 56% for the comparable period in 2002. Excluding the impact of currency, net sales outside the U.S. increased 1% for the quarter.

     Net U.S. sales totaled $181 in the first quarter and remained flat from the comparable quarter period in 2002. Net U.S. sales for the quarter represented approximately 40% of consolidated net sales in 2003 and 44% for the same 2002 period.

     The following table presents net sales by major product lines for the quarters ended March 29, 2003 and March 30, 2002.
	First Quarter Ended
	March 29, 2003	March 30, 2002

Product Category
Contact Lens	$133	$120
Lens Care	107	105
Pharmaceuticals	99	86
Cataract and Vitreoretinal	79	72
Refractive	30	31
	$448	$414

Contact Lens Net Sales

Contact lens net sales were $133 for the first quarter of 2003, an increase of 11% as compared to the same 2002 period. In constant-currency, contact lens net sales increased 3% for the quarter. Contact lens sales in the Europe and Asia segments increased 29% and 10%, respectively, on an actual dollar basis. On a constant-currency basis, sales for those segments increased 9% and 3%, respectively. This growth was partially offset by declines in the Americas segment of approximately 5% and 3% on an actual dollar and constant-currency basis, respectively, as the prior-year period included sales of PureVision in the U.S. (see Note 14 - Other Matters for discussion of current litigation relating to the PureVision contact lens product line) and sales from older technology lenses that have been rationalized as part of the profitability improvement program as described in Note 2 - Restructuring Charges and Asset Write-Offs. All segments experienced strong sales of the company's current generation core lens product lines such as SofLens66 Toric, SofLens One Day and SofLens Comfort. The Americas and Europe regions also gained incremental sales with the introduction of SofLens Multi-Focal during the fourth quarter of 2002 and the first quarter of 2003, respectively.

Lens Care Net Sales

Net sales for lens care products were $107 for the first quarter of 2003, an increase of 1% in actual dollars but a decrease of 3% in constant-currency from the same 2002 period. First-quarter sales in the Americas region decreased 8% and 7% in actual and constant-currency, respectively, compared to the same period last year, reflecting changes in the timing of a consumer marketing promotion of ReNu MultiPlus which in turn influenced the timing of sales to the company's retail customers. Lens care net sales in Europe increased 8% in actual dollars, but decreased by the same percentage in constant-currency. Favorable impacts from currency were more than offset by the absence of revenue from a low-margin distributor business acquired as part of the Woehlk acquisition in 2000 due to the company's decision in the second half of 2002 to exit certain non-strategic and low-margin lines of lens care products. Asia region lens care net sales increased 21%, or 15% on a constant-currency basis for the quarter, driven by the company's ReNu branded products.

Pharmaceuticals Net Sales

Net sales for pharmaceuticals products were $99 for the first quarter, an increase of 16% from the same period last year. Excluding the impact of currency, revenues were up 6%. Gains for the quarter were driven by the Americas region, where pharmaceuticals net sales were up 21%, or 22% on a constant-currency basis. These results reflected strong demand for multisource pharmaceuticals and the Ocuvite line of ocular vitamin supplements (including Ocuvite PreserVision). In Europe, pharmaceuticals net sales were up 11% in actual dollars for the quarter. In constant-currency, sales were down 8% for the quarter. Favorable currency rates experienced in the quarter offset declines in constant-currency revenues resulting from the company's 2002 decision to exit non-strategic veterinary pharmaceutical product lines acquired with Groupe Chauvin.

Cataract and Vitreoretinal Net Sales

Net sales from the company's cataract and vitreoretinal surgery products for the first quarter of 2003 were $79, a 9% increase over the same period in 2002. Excluding the impact of currency, net sales increased 2% for the quarter as compared to the same period in 2002. Europe and Asia experienced growth in their first quarter actual and constant-currency performance, driven by higher sales of intraocular lenses, disposable products and Millennium phacoemulsification systems and modules as well as favorable currency rates. Higher sales of instruments in the Americas were more than offset by declines in other lines of cataract and vitreoretinal surgery products.

Refractive Net Sales

Refractive products for the first quarter of 2003 provided $30 in net sales, reflecting a 3% decrease compared to the same period in 2002. Excluding the impact of currency, net sales decreased 8% for the quarter over the same period in 2002. The Americas region was relatively flat in both actual and constant-currency. Higher sales of diagnostic equipment and service revenue offset lower laser sales. Lower sales of equipment in the Asia and Europe segments were partially offset by favorable currency rates and increased service revenues as well as an increase in the number of Zyoptix per-procedure cards sold for customized ablation surgery.

Costs & Expenses and Operating Earnings

The ratio of cost of products sold to sales was 44.2% and 43.8% for the first quarter of 2003 and 2002, respectively. During the first quarter of 2003, the company experienced a 0.4% decrease in the gross margin as compared to the comparable 2002 period resulting from a lower percentage of 2003 first-quarter sales derived from sales of higher margin vision care products and the negative impact of changes in foreign currency exchange rates.

     Selling, administrative and general expenses, including corporate administration, were 40.2% of sales during the first quarter of 2003 compared to 42.2% of sales for the same 2002 period reflecting higher sales. The 2003 expenses include higher selling expenses, partially offset by lower expenses related to executive compensation and other employee benefit programs, as compared to the same 2002 period.

     Research and development expenses totaled $30 during both of the first quarters of 2003 and 2002. This represented 6.7% and 7.3% of first quarter sales in 2003 and 2002, respectively. The decrease as a percentage of sales is a function of the higher level of sales during the first quarter of 2003 when compared to 2002 first quarter sales. The company will continue its commitment to Research and Development spending in support of its goal of consistently bringing new products to market, in particular, developing potential new applications for the Envision TD implant technology for treating retinal and other back-of-the-eye diseases.

     Operating earnings for the first quarter of 2002 increased $36, to $40, representing 8.9% of net sales versus 1.0% from the prior-year period. The increase in 2003 first-quarter operating earnings was a result of restructuring charges and asset write-offs of $24, before taxes, recorded during the first quarter of 2002 related to the second phase of a restructuring program designed to reduce ongoing operating costs, and the factors described above.

Other Income and Expenses

Interest and investment income totaled $2 for the quarter ended March 29, 2003, a decrease of $35 compared to the same period in 2002. For the quarter ended March 30, 2002 the company recorded a gain of $28 from the sale of Charles River stock and interest income of approximately $6 associated with a federal income tax refund.

     Interest expense of $15 for the quarter ended March 29, 2003 increased $2 compared to the first quarter of 2002. The increase is largely attributable to the 8.65% effective cost of the company's $150 debt issuance during November 2002, the proceeds of which were used primarily for general corporate purposes and the refinancing of existing debt obligations, including the company's $200 minority interest obligation as described in Note 8 - Minority Interest. Expense associated with the $200 minority interest obligation was recorded as minority interest expense during the first quarter of 2002.

     Foreign currency losses of $2 were recognized during the first quarter ended March 29, 2003, compared to a loss of $0.2 in the same prior-year period. These results reflect an increase in costs associated with the company's ongoing foreign currency hedging program.

Liquidity and Financial Resources

Cash Flows from Operating Activities

Cash provided by operating activities was $30 through the first quarter of 2003 and 2002. The first quarter ended March 29, 2003 includes a $46 increase and a $42 decrease in net cash provided by operating activities due to the change in trade receivables and accounts payable, respectively. The first quarter ended March 30, 2002 includes an $8 increase and a $3 decrease in net cash provided by operating activities due to the change in trade receivables and accounts payable, respectively. Days sales outstanding (DSO) declined to 81 days at the end of the 2003 first quarter from 84 days at the end of the comparable period in 2002 and is reflective of the large change in cash provided by trade receivables when comparing the first quarters of 2003 and 2002. Positive trends in DSO is representative of the company's continuing focus on asset management.

Cash Flows from Investing Activities

Cash used in investing activities was $24 for the first three months of 2003 compared to $8 during the same 2002 period. During the first three months of 2003, capital spending of $15 and the company's acquisition of an additional 30% and 20% interest in its commercial and manufacturing joint ventures, respectively, located in Korea for $6 (as described in Note 6 - Accounting for Goodwill and Intangibles) accounted for the majority of cash used in investing activities. During the same 2002 period, a cash inflow of $37 from the sale of the company's remaining equity interest in Charles River Laboratories, a previously divested entity, was more than offset by a $23 payment for a sale price adjustment related to the disposal of discontinued operations of the eyewear segment and $21 in capital spending.

Cash Flows from Financing Activities

Through the first three months of 2003, $43 was used in financing activities compared to $52 in the comparable 2002 period. For the quarter ended March 29, 2003, cash used in financing activities consisted of a $31 payment in settlement of forward equity contracts as described in Note 11 - Forward Equity Contracts, $5 in repayments of debt and net repayments of notes payable and $7 for dividends paid. During the first three months of 2002, cash used in financing activities consisted primarily of repayments of notes payable and securitized trade receivables of $9 and $25, respectively, and $14 for dividends paid. During April 2002, the Board of Directors approved a reduction in the quarterly dividend as described in the Other Financial Data Section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, was $837 at the end of the first quarter of 2003, down $7 from year-end 2002 and higher than the March 2002 amount by $52. The ratio of total debt to capital was 46% at the end of the first quarter of 2003 and 45% at the end of 2002, and 46% at March 2002.

     Cash and cash equivalents totaled $431 and $502 at the end of the first quarters of 2003 and 2002, respectively, and $465 at the end of 2002. The decrease in cash from year end 2002 is primarily due to a $31 payment in settlement of forward equity contracts as described in Note 11 - Forward Equity Contracts.

Access to Financial Markets

The debt ratings as of March 29, 2003 by Standard & Poor's were at BBB- and A3, for long-term and short-term debt, respectively. On March 11, 2002, the company was downgraded by Moody's Investors Service as a result of its 2001 performance. The debt ratings by Moody's Investors Service, as of March 29, 2003, were Ba1 and Not-Prime for long-term and short-term debt, respectively.

     As a result of the downgrade, certain financial transactions became available for termination at the option of the holder. These included an outside investor's limited partnership interest which was recorded as minority interest totaling $200; financing covering the company's World Headquarters facility of $63; and securitized trade receivables of $25. During March 2002, the outside partner exercised its put right for its $200 partnership interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred in May 2002 as described in Note 8 - Minority Interest. The payment was funded through existing cash reserves as well as the company's borrowing $75 against its then existing syndicated revolving credit agreement, which was repaid in July 2002. In addition, under their original payment terms, outstanding debt related to the securitized trade receivables was paid in March 2002, and the World Headquarters facility was paid at maturity by the company in December 2002.

     In November 2002, the company issued $150 of five-year 6.95% fixed senior notes under a $500 Shelf Registration filed with the Securities and Exchange Commission in June 2002, of which $350 remains available for issuance as of March 29, 2003.

     At December 28, 2002, the company had a $250 syndicated revolving credit agreement expiring in January 2004. Subsequent to year-end, the company replaced this agreement with a five-year $400 syndicated revolving credit agreement. The new facility includes covenants similar to covenants contained in the former facility, which require the company to maintain certain EBITDA to interest and debt ratios. In the event of violation of the covenants, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. The company does not anticipate that a violation is likely to occur. In addition, the new agreement requires a reduction of the facility in the event the company issues public debt or equity or sells material U.S. assets. However, the facility does not require reduction below $250. The interest rate under the agreement is based on the company's credit rating and LIBOR, or the highest rate based on secondary certificates of deposit, Federal Funds or the base rate of one of the lending banks. There were no outstanding revolver borrowings as of March 29, 2003 or December 28, 2002. There were no covenant violations during the quarter ended March 29, 2003 or year ended December 28, 2002. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements, under which outstanding borrowings as of March 29, 2003 were $0.8.

     The company believes its existing credit facilities, in conjunction with the financing activities mentioned above, would provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital

Working capital was $426 and $641 at the end of the first quarter of 2003 and 2002, respectively. At year-end 2002, working capital was $456. The current ratio was 1.5 and 2.0 at the end of March 2003 and March 2002, respectively, and 1.5 at year-end 2002. The 2003 first quarter decrease in both working capital and the current ratio from the first quarter of 2002 is primarily due to the repayment of debt and the reclassification of long-term debt as current portion of long-term debt during the third quarter of 2002. The decrease in working capital from year-end 2002 is largely attributable to a $31 payment in settlement of forward equity contracts, as described in Note 11 - Forward Equity Contracts.

Other Financial Data

Dividends declared on common stock were $0.13 and $0.26 per share in the first quarters of 2003 and 2002, respectively. During April 2002, the Board of Directors approved a reduction in the quarterly dividend paid on shares of the company's common stock from $0.26 per share to $0.13 per share effective for the quarterly dividend payable July 1, 2002.

     The return on average shareholders' equity was 8.0% and 3.1 % for the twelve-month periods ended March 29, 2003 and March 30, 2002, respectively. The higher return on equity for the twelve-month period ended March 29, 2003 reflects higher income from operations and the lower return on equity for the twelve-month period ended March 30, 2002 reflects the inclusion of the reduction to the gain on disposal of discontinued operations of the eyewear segment recorded in the fourth quarter of 2001.

Off-balance Sheet Arrangements

The company has entered into two arrangements with Variable Interest Entities (VIEs) to engage the research, development and commercialization of certain technologies. VIEs are described in the last paragraph of Note 13 - New Accounting Guidance. The company has an equity interest of approximately 23%, valued at $0, in a strategic partnering arrangement entered into during 1999 that involves implant technology for treating retinal and other back-of-the-eye diseases. The company remits payments to the strategic partner for reimbursement of actual R&D activities as well as funding contingent upon the achievement of certain milestones such as completion of clinical testing, NDA filings and FDA approvals. The other arrangement consists of a $6 equity investment, recorded as an other long-term asset, in connection with a licensing agreement signed during 2002 to develop treatments for ocular infections. The company remits payments to the licensor upon the achievement of certain milestones such as completion of IND filings, clinical testing, NDA filings and FDA approvals. Future payments to the VIEs for R&D activities and milestone achievements over the next five years are estimated to be $100, which will primarily be recorded as R&D expenses. However, on May 7, 2003, the company announced an anticipated delay of up to three years in U.S. regulatory filings for its Retisert drug delivery product for the diabetic macular edema indication. The company indicated that this delay would cause an assessment of the overall implications on this product for this particular indication. As a result of this assessment, estimated future payments described previously are subject to change.

     The company has obligations under certain guarantees, letters of credit, indemnifications and other contracts that contingently require the company to make payments to guaranteed parties upon the occurrence of specified events. The company believes the likelihood is remote that material payments will be required under theses contingencies, and that they do not pose potential risk to the company's future liquidity, capital resources and results of operations. See Note 9 - Commitments and Contingencies for further descriptions and discussions regarding the company's obligations.

Outlook

Both the euro and the Japanese yen strengthened relative to the U.S. dollar during the first quarter from the levels anticipated by the company in developing full-year guidance for 2003, generating approximately $0.02 in additional earnings per share. If currency rates were to remain at levels as of the end of the first quarter, sales and earnings per share would continue to benefit positively as compared to previous guidance. The company estimates that full-year total sales growth would be in the upper-single digits as compared to 2002 and earnings per share would increase by an additional $0.02 to $0.04 in total over the remaining three quarters of 2003.

     However, the expanding epidemic of the SARS virus, particularly in Asia, the company's fastest-growing segment, could potentially offset positive currency benefits. Because it is still too early to predict the impact of SARS with any degree of certainty, the company is not changing its 2003 guidance for the remaining three quarters of 2003 at this time from that which was included in its 2002 Form 10-K.

     That guidance projected mid-single-digit full year revenue growth in total, with low-single-digit growth in lens care and refractive surgery products, mid-single-digit growth in pharmaceuticals, and upper-single-digit growth for contact lenses and cataract and vitreoretinal surgery products. Earnings per share guidance is for growth of between 15% and 20% over 2002 results in each of the remaining three quarters, adjusted for restructuring charges and other special items highlighted in the company's filings.

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words "anticipate", "should", "expect", "estimate", "project", "will", "are likely" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the heading "Outlook" and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors, which may affect the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, general global and local economic, political and sociological conditions, and changes in such conditions, the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the company's businesses compete, effects of war or terrorism, changing currency exchange rates, events affecting the ability of the company to timely deliver its products to customers, including those which affect the company's carriers' ability to perform delivery services, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the company's products, legal proceedings initiated by or against the company, including those related to patents and other intellectual property held by the company, the impact of company performance on its financing costs, changes in government regulation of the company's products and operations, changes in governmental laws and regulations relating to the import and export of products, government pricing changes and initiatives with respect to healthcare products, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, changes in the company's credit ratings, or the cost of access to sources of liquidity, the company's ability to maintain positive relationships with third party financing resources, the financial well-being and commercial success of key customers, development partners, and suppliers, changes in the supply of raw materials used in the manufacture of the company's products, significant changes in tax rates or policies or in rates of inflation, changes in accounting principles and the application of such principles to the company, the performance by third parties upon whom the company relies for the provision of goods or services, the ability of the company to successfully execute marketing strategies, the ability of the company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies, difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products, the successful completion and integration of acquisitions by the company, the successful relocation of certain manufacturing processes, the continued successful implementation of efforts in managing and reducing costs and expenses, the effect of changes within the company's organization, including the selection and development of the company's management team and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including its 2002 Annual Report on Form 10-K and the Current Report on Form 8-K dated June 14, 2002.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

At March 29, 2003 the company's floating rate assets exceeded its floating rate liabilities. During the first quarter, floating rate assets decreased approximately $34 from year-end 2002 largely due to a $31 payment associated with settlement of forward equity contracts, as described in Note 11 - Forward Equity Contracts. This activity represents a change in the interest rate exposure as disclosed in Item 7(a) "Quantitative and Qualitative Disclosures About Market Risks," in the company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002. A sensitivity analysis to measure the potential impact that a change in interest rates would have on the company's net income indicates, that a one percentage point increase in interest rates, which represents a greater than 10% change, would decrease the company's net financial expense by approximately $4 million on an annualized basis.

     There has been no material change in the company assessment of its sensitivity to foreign currency exchange rate risk since its disclosure in Item 7(a) of the company's 10-K for the fiscal year ended December 28, 2002.

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

In its Annual Report on Form 10-K for 2002, the company reported on a consolidated shareholder class action lawsuit currently pending in the U.S. District Court for the Western District of New York. On March 31, 2003, the District Court granted, in part, the company's motion to dismiss the consolidated action and, as such, dismissed certain claims asserted against the company by the plaintiffs. In addition to dismissing certain claims against the company, all direct claims against Stephen C. McCluski were dismissed and those direct claims paralleling the claims dismissed against the company were also dismissed as to Messrs. Carpenter and Sassano.

     In its Annual Report on Form 10-K for 2002, the company reported on several pending patent proceedings relating to its PureVision contact lens product line. One of those proceedings is a lawsuit filed by Wesley Jessen Corporation, a subsidiary of CIBA Vision Corporation (CIBA) in the U.S. District Court for the District of Delaware in which it was alleged that the PureVision product infringed intellectual property held by Wesley Jessen. On June 26, 2002, the District Court ruled that the Company's PureVision contact lenses infringed a patent which is owned by Wesley Jessen, and which expires April 27, 2005. The District Court issued an injunction ordering that the company discontinue the manufacture and sale of its PureVision lens product in the United States. This decision was affirmed by the United States Court of Appeals for the Federal Circuit on February 12, 2003.

     A second proceeding pertaining to the company's PureVision contact lens product line as reported in the company's Annual Report on Form 10-K for 2002 is a lawsuit filed in the U.S. District Court for the Northern District of Georgia by CIBA. The discovery phase has recently closed in this lawsuit and the company recently filed a third motion for summary judgment in this matter.

     A third proceeding pertaining to the company's PureVison contact lens product line as reported in the company's Annual Report on Form 10-K for 2002 is a lawsuit filed in the Administrative Court of Duesseldorf, Germany by Novartis AG, CIBA's parent corporation. The German court issued its ruling in March of 2003 that the company's PureVision lens product infringes the Novartis patent at issue. CIBA served this non-final judgment on the company on April 29, 2003, enjoining the company from further sales of PureVision contact lenses in Germany. The company is appealing the German decision and is seeking a stay of the injunction. In addition, the company continues to challenge validity of the Novartis patent in the European Patent Office. If the European Patent Office finally determines that the patent is invalid, it will not be enforceable in Europe and the decision by the German court will be vacated. A preliminary opinion was recently rendered by the European Patent Office citing grounds for determining that based on the current record, the patent would be invalid. A decision is expected after a hearing later this year.

     Finally, on March 11, 2003, an additional patent infringement suit relative to the PureVision product line was filed by CIBA in the High Court of Dublin, Ireland.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Item 601 Exhibits.

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

(b)	Reports on Form 8-K.
No Form 8-K reports were filed with the SEC during the first quarter of 2003.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAUSCH & LOMB INCORPORATED

Date: May 9, 2003	By: /s/ Ronald L. Zarrella
Ronald L. Zarrella Chairman and Chief Executive Officer

Date: May 9, 2003	By: /s/ Stephen C. McCluski
Stephen C. McCluski Senior Vice President and Chief Financial Officer

I, Ronald L. Zarrella, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Bausch & Lomb Incorporated;
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

Date: May 9, 2003

By: Ronald L. Zarrella Ronald L. Zarrella Chairman and Chief Executive Officer

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

Date: May 9, 2003

By: Stephen C. McCluski Stephen C. McCluski Senior Vice President and Chief Financial Officer

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

(10)-a

Amendment No. 6 to the Bausch & Lomb Incorporated 1990 Stock Incentive Plan (filed as Exhibit (10)-t to the company's Form 10-K, for the fiscal year ended December 28, 2002, File No. 1-4105, and incorporated herein by reference).

(10)-b

Bausch & Lomb Incorporated Annual Incentive Compensation Plan, formerly known as the EVA Management Incentive Compensation Plan, as amended and restated on February 25, 2003 (filed as Exhibit (10)-u to the company's Form 10-K, for fiscal year ended December 28, 2002, File No. 1-4105, and incorporated herein by reference).

(10)-c	Corporate Officer Separation Plan (filed as Exhibit (10)-v to the company's Form 10-K, for fiscal year ended December 28, 2002, File No. 1-4105, and incorporated herein by reference).
(10)-d

Amendment No. 2 to the Bausch & Lomb Incorporated 2001 Stock Incentive Plan for Non-officers, effective January 1, 2003 (filed as Exhibit (10)-x to the company's Form 10-K, for fiscal year ended December 28, 2002, File No. 1-4105, and incorporated herein by reference).

(10)-e

Five Year Credit Agreement, dated as of January 23, 2003 among Bausch & Lomb Incorporated and the initial lenders named therein and Salomon Smith Barney Inc. and Banc of America Securities LLC and Bank of America N.A., and Fleet National Bank and Citibank, N.A. (filed as Exhibit (10)-y to the company's Form 10-K, for fiscal year ended December 28, 2002, File No. 1-4105, and incorporated herein by reference).

(11)	Statement Regarding Computation of Per Share Earnings (filed herewith).
(99)-a	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
(99)-b	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).