Form 10-Q
period 2003-06-28
BAUSCH & LOMB INC
filed 2003-08-07
CIK 10427

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File
June 28, 2003	Number: 1-4105

BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)

New York	16-0345235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Bausch & Lomb Place Rochester, NY	14604-2701
(Address of principal executive offices)	(Zip code)

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

The number of shares of Common stock of the registrant outstanding as of June 28, 2003 was 53,235,539, consisting of 52,729,963 shares of Common stock and 505,576 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

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

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
	(Unaudited) Second Quarter Ended		(Unaudited) Six Months Ended
	---------------------------------		--------------------------------
Dollar Amounts in Millions - Except Per Share Data	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
------------------------------------------------------------------	---------------	---------------	-------------	---------------
Net Sales	$512.5	$458.4	$960.5	$872.6

Costs and Expenses
Cost of products sold	213.7	197.1	411.9	378.5
Selling, administrative and general	204.3	179.6	384.5	354.5
Research and development	38.3	31.3	68.1	61.4
Restructuring charges and asset write-offs	-	-	-	23.5
	---------------	---------------	-------------	---------------
	456.3	408.0	864.5	817.9
	---------------	---------------	-------------	---------------
Operating Income	56.2	50.4	96.0	54.7

Other (Income) Expense
Interest and investment income	(3.7)	(3.3)	(5.4)	(40.6)
Interest expense	13.6	12.7	28.2	25.5
Loss from foreign currency, net	1.6	0.6	3.3	0.8
	---------------	---------------	-------------	---------------
	11.5	10.0	26.1	(14.3)
	---------------	---------------	-------------	---------------

Income before Income Taxes and Minority Interest	44.7	40.4	69.9	69.0
Provision for income taxes	15.2	14.0	23.8	23.7
Minority interest in subsidiaries	1.2	4.6	1.3	14.6
	---------------	---------------	-------------	---------------

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	28.3	21.8	44.8	30.7

Cumulative Effect of Change in Accounting Principle, Net of Taxes	-	-	(0.9)	-
	---------------	---------------	-------------	---------------

Net Income	$ 28.3	$ 21.8	$ 43.9	$ 30.7
	=========	=========	=======	========

Basic Earnings Per Share:
Continuing Operations	$ 0.53	$ 0.41	$ 0.84	$ 0.57
Cumulative Effect of Change in Accounting Principle	-	-	(0.02)	-
	---------------	---------------	-------------	---------------
	$ 0.53	$ 0.41	$ 0.82	$ 0.57
	=========	=========	=======	========
Average Shares Outstanding - Basic (000s)	53,145	53,837	53,456	53,767

Diluted Earnings Per Share:
Continuing Operations	$ 0.53	$ 0.40	$ 0.84	$ 0.57
Cumulative Effect of Change in Accounting Principle	-	-	(0.02)	-
	---------------	---------------	-------------	---------------
	$ 0.53	$ 0.40	$ 0.82	$ 0.57
	=========	=========	=======	========
Average Shares Outstanding - Diluted (000s)	53,431	54,035	53,616	53,957

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES BALANCE SHEETS
Dollar Amounts in Millions	(Unaudited) June 28, 2003	December 28, 2002
-----------------------------------------------------------------------------------------	---------------------	------------------
Assets
Cash and cash equivalents	$ 426.0	$ 465.1
Trade receivables, less allowances of $24.0 and $25.6, respectively	452.5	425.0
Inventories, net	216.4	208.5
Deferred income taxes	72.7	72.7
Other current assets	144.4	113.4
	---------------------	------------------
Total Current Assets	1,312.0	1,284.7

Property, Plant and Equipment, Net	533.9	537.5
Goodwill	684.6	636.0
Other Intangibles, Net	226.7	226.8
Other Long-Term Assets	98.1	86.5
Deferred Income Taxes	135.5	136.3
	---------------------	------------------
Total Assets	$2,990.8	$2,907.8
	============	==========

Liabilities and Shareholders' Equity
Notes payable	$ -	$ 1.4
Current portion of long-term debt	185.9	186.5
Accounts payable	95.7	78.1
Accrued compensation	100.1	93.5
Accrued liabilities	384.2	375.8
Federal, state and foreign income taxes payable	72.0	81.1
Deferred income taxes	39.3	12.6
	---------------------	------------------
Total Current Liabilities	877.2	829.0

Long-Term Debt, less current portion	649.2	656.2
Deferred Income Taxes	235.8	257.1
Other Long-Term Liabilities	138.8	128.6
Minority Interest	15.4	19.1
	---------------------	------------------
Total Liabilities	1,916.4	1,890.0
	---------------------	------------------

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,198,322 shares issued in 2003 and in 2002	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 627,521 shares issued (729,764 shares in 2002)	-	-
Capital in Excess of Par Value	98.1	102.2
Common and Class B Stock in Treasury, at cost, 7,590,304 shares (6,958,790 shares in 2002)	(386.3)	(359.8)
Retained Earnings	1,328.9	1,298.9
Accumulated Other Comprehensive Income (Loss)	16.8	(38.5)
Other Shareholders' Equity	(7.2)	(9.1)
	---------------------	------------------
Total Shareholders' Equity	1,074.4	1,017.8
	---------------------	------------------
Total Liabilities and Shareholders' Equity	$ 2,990.8	$2,907.8
	============	==========

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF CASH FLOWS
	(Unaudited) Six Months Ended
	------------------------------------------------
Dollar Amounts in Millions	June 28, 2003	June 29, 2002
--------------------------------------------------------------------------------------------------	---------------------	------------------
Cash Flows from Operating Activities
Net Income	$ 43.9	$ 30.7
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation	50.9	53.4
Amortization	13.1	12.3
Restructuring charges and asset write-offs	-	23.5
Gain from sale of investments available-for-sale	-	(18.1)
Loss (gain) on retirement of fixed assets	0.9	(2.8)
Changes in Assets and Liabilities
Trade receivables	(5.1)	2.5
Inventories	2.0	13.9
Deferred income taxes	0.2	(43.0)
Other current assets	(25.3)	(15.4)
Other long-term assets	(8.3)	18.2
Accounts payable and accrued liabilities	(23.1)	0.2
Income taxes payable	(10.5)	26.2
Other long-term liabilities	0.8	4.5
	--------------------	------------------
Net Cash Provided by Operating Activities	39.5	106.1
	--------------------	------------------
Cash Flows from Investing Activities
Capital expenditures	(35.0)	(42.8)
Net cash paid for acquisition of businesses and other intangibles	(6.3)	(1.0)
Sale price adjustment related to disposal of discontinued operations	-	(23.0)
Cash received from sale of investments available-for-sale	-	37.4
Other	0.1	-
	--------------------	------------------
Net Cash Used in Investing Activities	(41.2)	(29.4)
	--------------------	------------------
Cash Flows from Financing Activities
Termination of investor's interest in partnership	-	(200.0)
Repurchase of Common and Class B shares	(30.8)	(0.9)
Exercise of stock options	0.6	2.4
Net repayments of notes payable	(1.4)	(13.0)
Repayment of long-term debt	(4.8)	(30.9)
Proceeds from issuance of debt	-	75.0
Payment of dividends	(14.0)	(27.9)
	--------------------	------------------
Net Cash Used in Financing Activities	(50.4)	(195.3)
	--------------------	------------------

Effect of exchange rate changes on cash and cash equivalents	13.0	3.8
	--------------------	------------------
Net Change in Cash and Cash Equivalents	(39.1)	(114.8)

Cash and Cash Equivalents - Beginning of Period	465.1	534.4
	--------------------	------------------
Cash and Cash Equivalents - End of Period	$426.0	$419.6
	============	==========
Supplemental Cash Flow Disclosures
Cash paid for interest	$ 26.1	$ 25.5
Net cash payments for income taxes	$ 27.8	$ 11.5

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

1.     Comprehensive Income

The following table summarizes components of comprehensive income for the quarter and six months ended June 28, 2003 and June 29, 2002:

Second Quarter Ended
--------------------------------------------------------------------------------------------------------
		June 28, 2003			June 29, 2002
		-------------------------------------------			-------------------------------------
	Pre-tax Amount	Tax Benefit (Expense)	Net-of-tax Amount	Pre-tax Amount	Tax Benefit	Net-of-tax Amount
	--------------	--------------	---------------	--------------	-------------	---------------
Foreign currency translation adjustments	$49.9	$ -	$49.9	$35.0	$ -	$35.0
Net loss on cash flow hedges	(1.8)	0.6	(1.2)	(3.3)	1.1	(2.2)
Reclassification adjustment into net income for net loss realized on cash flow hedges	0.5	(0.2)	0.3	0.4	-	0.4
	--------------	--------------	---------------	--------------	-------------	---------------
Other comprehensive income	$48.6	$0.4	49.0	$32.1	$1.1	33.2
	========	========		========	========
Net income			28.3			21.8
			---------------			---------------
Total comprehensive income			$77.3			$55.0
			=========			=========

Six Months Ended
--------------------------------------------------------------------------------------------------------
		June 28, 2003			June 29, 2002
		-------------------------------------------			-------------------------------------
	Pre-tax Amount	Tax Benefit (Expense)	Net-of-tax Amount	Pre-tax Amount	Tax Benefit	Net-of-tax Amount
	--------------	--------------	---------------	--------------	-------------	---------------
Foreign currency translation adjustments	$55.9	$ -	$55.9	$26.5	$ -	$26.5
Net loss on cash flow hedges	(2.0)	0.7	(1.3)	(3.5)	0.8	(2.7)
Reclassification adjustment into net income for net loss realized on cash flow hedges	1.1	(0.4)	0.7	1.2	-	1.2
Unrealized holding loss on available for sale securities	-	-	-	(4.5)	1.7	(2.8)
Reclassification adjustment for net gains realized in net income on available for sale securities	-	-	-	(27.6)	9.5	(18.1)
	--------------	--------------	---------------	--------------	-------------	---------------
Other comprehensive income	$55.0	$ 0.3	55.3	$ (7.9)	$12.0	4.1
	========	========		========	========
Net income			43.9			30.7
			---------------			---------------
Total comprehensive income			$99.2			$34.8
			=========			=========

2.     Restructuring Charges and Asset Write-offs

Profitability Improvement Program and Transfer of PureVision Manufacturing

In July 2002, the company announced plans to improve operating profitability through a comprehensive program which included plant closures and consolidations; manufacturing efficiencies and yield enhancements; procurement process enhancements; the rationalization of certain contact lens and surgical product lines; distribution initiatives; and the development of a global information technology (IT) platform. This program included the elimination of approximately 465 jobs worldwide associated with those actions. Restructuring charges and asset write-offs of $22.8 before taxes associated with these initiatives were recorded in the third quarter of 2002. The company also recorded a pre-tax amount of $3.7 during the third quarter of 2002 for severance associated with the elimination of approximately 145 jobs due to the transfer of PureVision extended wear contact lens manufacturing from the U.S. to Waterford, Ireland following a ruling against the company in a U.S. patent lawsuit. (See Note 15 - Other Matters for discussion of current litigation relating to the PureVision contact lens product line.)
     The following table summarizes the activity for the Profitability Improvement Program and the transfer of PureVision manufacturing:
	Severance and Other Related Expenses	Asset Write- offs	Total
	------------------	------------------	------------------

Net charge during 2002	$23.1	$ 3.4	$26.5
Asset write-offs during 2002	-	(3.4)	(3.4)
Cash payments during 2002	(6.0)	-	(6.0)
	------------------	------------------	------------------
Remaining reserve at December 28, 2002	17.1	-	17.1
Cash payments during 2003	(4.1)	-	(4.1)
	------------------	------------------	------------------
Remaining reserve at June 28, 2003	$13.0	$ -	$13.0
	==========	==========	==========

     As of June 28, 2003, 302 jobs had been eliminated under this restructuring program with $10.1 of related costs being charged against the liability. Actions in this restructuring program are expected to be completed by the end of 2003. In addition to job eliminations, the above actions resulted in $3.4 of asset write-offs for machinery and equipment. The disposition and/or decommissioning of these assets occurred in the third quarter of 2002.
     These actions are expected to yield pre-tax cost savings of approximately $54.0 in 2004 and $90.0 annually beginning in 2005.

2001 Program

In December 2001, the company's Board of Directors approved a comprehensive restructuring plan designed to reduce ongoing operating costs by eliminating approximately 800 jobs on a global basis. As of December 29, 2001, management had identified actions and notified the appropriate personnel in what it considered Phase I of the restructuring program. As a result, a pre-tax amount of $8.3 was recorded during the fourth quarter of 2001 for Phase I of the restructuring and for asset write-offs. During the first quarter of 2002, a pre-tax amount of $23.5 was recorded for Phase II of the restructuring and additional asset write-offs. Based upon the company's third quarter review of the remaining actions, $1 pre-tax was reversed during the quarter ended September 28, 2002.
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
     The company adopted the management structure described above effective as of January 1, 2001. During the first quarter of 2002, the company reevaluated the measures and management data used in decision making to ensure they continued to be properly aligned with the company's strategic objectives. As a result of the review, goodwill arising from vertically integrated acquisitions, product technology, other non-customer related intangibles and the associated amortization expense were reclassified to the Global Supply Chain segment to more accurately reflect their contribution to the company's return on net operating assets.
     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Restructuring charges and charges related to certain significant events, although related to specific segments, are also excluded from management basis results. The accounting policies used to generate segment results are the same as the company's overall accounting policies. Inter-segment sales were $119.9 and $221.7 for the quarter and six months ended June 28, 2003, respectively, and $107.0 and $218.3 for the same periods in 2002. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the table below.
     The following table presents net sales and operating income by business segment and presents total company operating income for the quarters and six months ended June 28, 2003 and June 29, 2002. The restructuring reserve and asset write-offs are described in Note 2 - Restructuring Charges and Asset Write-offs.
	Second Quarter Ended
	------------------------------------------------------------------------------------
	June 28, 2003		June 29, 2002
	----------------------------------------		--------------------------------------
	Net Sales	Operating Income	Net Sales	Operating Income
	--------------	------------------	--------------	------------------

Americas	$227.3	$67.7	$209.4	$49.8
Europe	185.9	55.8	156.0	40.1
Asia	99.3	27.8	93.0	29.0
Research, Development & Engineering	-	(50.2)	-	(35.4)
Global Supply Chain	-	(28.9)	-	(19.7)
	--------------	------------------	--------------	------------------
	512.5	72.2	458.4	63.8
Corporate administration	-	(16.0)	-	(13.4)
	--------------	------------------	--------------	------------------
	$512.5	$56.2	$458.4	$50.4
	========	==========	========	==========

	Six Months Ended
	------------------------------------------------------------------------------------
	June 28, 2003		June 29, 2002
	----------------------------------------		--------------------------------------
	Net Sales	Operating Income	Net Sales	Operating Income
	--------------	------------------	--------------	------------------

Americas	$426.8	$121.4	$408.7	$102.2
Europe	355.7	102.5	300.8	75.3
Asia	178.0	41.4	163.1	43.1
Research, Development & Engineering	-	(85.1)	-	(69.6)
Global Supply Chain	-	(54.4)	-	(42.2)
	--------------	------------------	--------------	------------------
	960.5	125.8	872.6	108.8
Corporate administration	-	(29.8)	-	(30.6)
Restructuring reserve and asset write-offs	-	-	-	(23.5)
	--------------	------------------	--------------	------------------
	$960.5	$ 96.0	$872.6	$ 54.7
	========	==========	========	==========

     Net sales in markets outside the U.S. totaled $306.8 and $573.4 in the second quarter and six months ended June 28, 2003, respectively, compared with $270.2 and $503.8 for the same 2002 periods. Net U.S. sales totaled $205.7 and $387.1 in the second quarter and six months ended June 28, 2003, respectively, compared with $188.2 and $368.8 for the same prior-year periods. The company's operations in Japan generated over 10% of product net sales in the second quarter of 2002 totaling $46.4. No other country, or single customer, generated over 10% of total product sales during the second quarter of 2003 or during the six months ended June 28, 2003 and June 29, 2002.

4.     Inventories, Net

	June 28, 2003	December 28, 2002
	-----------------------	---------------------
Raw materials and supplies	$ 49.7	$ 50.0
Work in process	20.6	21.3
Finished products	146.1	137.2
	-----------------------	---------------------
	$216.4	$208.5
	=============	============

5.     Property, Plant and Equipment, Net

     The following table reflects the major classes of property, plant and equipment:

	June 28, 2003	December 28, 2002
	-----------------------	---------------------
Land	$ 17.6	$ 16.4
Buildings	321.3	316.8
Machinery and equipment	919.1	879.4
Leasehold improvements [1]	30.6	27.6
	-----------------------	---------------------
	1,288.6	1,240.2

Less accumulated depreciation	(754.7)	(702.7)
	-----------------------	---------------------
	$ 533.9	$ 537.5
	=============	============

1     Upon initial application of SFAS No. 143, Accounting for Asset Retirement Obligations, as described in Note 14 - New Accounting Guidance, the company recorded an initial liability and an increase to leasehold improvements of $1.8. Cumulative accretion and accumulated depreciation were measured from the commencement date of the leases to the date of adoption. A cumulative charge of initially applying this statement of $0.9, net of tax, was reported in the first quarter ended March 29, 2003 as a change in accounting principle in the Consolidated Statements of Income.

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
     The changes in the carrying amount of goodwill for the year ended December 28, 2002 and the six months ended June 28, 2003, are as follows:
	Americas	Europe	Asia	Global Supply	RD&E	Total
	--------------	----------	--------	----------	---------	-----------
Balance as of December 29, 2001	$176.4	$231.6	$ 9.4	$ 37.1	$ -	$454.5
Intangibles reclassified to goodwill	110.1	35.5	0.2	0.2	-	146.0
Elimination of deferred tax liabilities	(0.3)	(10.0)	-	-	-	(10.3)
Reclassification to Global Supply as described in Note 3 - Business Segment Information	(283.0)	(256.0)	(2.2)	541.2	-	-
Acquisition of distributorship	-	6.8	-	-	-	6.8
Other (primarily currency effect)	(1.9)	12.9	0.5	27.5	-	39.0
	--------------	----------	--------	----------	---------	-----------
Balance as of December 28, 2002	1.3	20.8	7.9	606.0	-	636.0
Acquisition of additional interest in joint ventures	-	-	3.5	-	-	3.5
Other (primarily currency effect)	0.3	2.9	0.1	41.8	-	45.1
	--------------	----------	--------	----------	---------	-----------
Balance as of June 28, 2003	$ 1.6	$ 23.7	$ 11.5	$647.8	$ -	$684.6
	========	======	=====	======	=====	======

7.     Acquired Intangible Assets

In connection with the company's adoption of SFAS No. 142, Goodwill and Intangible Assets, the company also reassessed the remaining useful lives of its intangible assets and determined that certain acquired trade names required a reduction in their remaining useful lives. A change in the company's strategies and business objectives indicated that a reduction in the remaining useful lives of certain trade names was appropriate. Remaining useful lives of trade names associated with the Chiron, Storz and Groupe Chauvin acquisitions were reduced from 16, 36 and 29 years to 7, 10 and 15 years, respectively. The remaining useful lives were revised by the company based upon current strategies and objectives, an assessment of product characteristics, the pace of technological advancement and trends in the market place. This change in accounting estimate was applied prospectively as of December 30, 2001 and accounted for $0.8 and $1.5 of amortization expense, net of tax, during the quarter and six months ended June 28, 2003 and June 29, 2002, respectively.
     As described in Note 6 - Accounting for Goodwill and Intangibles, the company acquired a third-party distributor during September 2002. Intangible assets, consisting of customer contracts, were assigned a fair value of $0.6 and are included in the table below.
     The components of intangible assets as of June 28, 2003 and December 28, 2002 are as follows:

	June 28, 2003		December 28, 2002
	---------------------------------------		---------------------------------------
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	--------------------	------------------	------------------	-------------------
Trade names	$ 93.6	$ 23.1	$ 89.9	$18.6
Technology and patents	84.3	59.1	83.7	55.0
Developed technology	76.9	10.9	70.5	8.2
License agreements	34.5	11.2	31.9	8.7
Intellectual property	25.9	3.8	25.9	2.7
Physician information & customer database	21.4	2.0	19.1	1.5
Customer contracts	0.7	0.5	0.6	0.1
	--------------------	------------------	------------------	-------------------
	$337.3	$110.6	$321.6	$94.8
	===========	==========	==========	===========

     Amortization expense of intangibles was $6.6 and $13.1 for the quarter and six months ended June 28, 2003, respectively, and $6.3 and $12.3 for the same periods in 2002. Estimated amortization expense of intangibles presently owned by the company for each of the next five succeeding fiscal years is as follows:

Fiscal year ended	Amount
December 27, 2003	$26.2
December 25, 2004	26.2
December 31, 2005	25.8
December 30, 2006	23.2
December 29, 2007	20.5

8.     Minority Interest

The minority interest in subsidiaries at December 29, 2001, primarily represented an outside partnership interest of 22% in Wilmington Partners L.P. (the Partnership). The remaining partnership interests were held by four wholly owned subsidiaries of the company. The Partnership was a separate legal entity from the company, but for financial reporting purposes, assets, liabilities and results of operations from the Partnership were included in the company's consolidated financial results. The outside investor's limited partnership interest was recorded as minority interest totaling $200.0 in the company's consolidated financial statements at December 29, 2001. During March 2002, the outside partner exercised its put right for all of its partnership interest, and the company recorded a one-time early liquidation premium of $7.0, net of taxes, in connection with the early termination of the outside partner's interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred in May 2002. The payment was funded through existing cash reserves and borrowings of $75.0 against the company's existing syndicated revolving credit agreement, which was repaid by the company in July 2002. The minority interest liability at June 28, 2003 and at December 28, 2002 represents the company's outside partnership interests in non-U.S. commercial and manufacturing joint ventures, which are fully consolidated in the company's results.

9.     Related Party Transaction

In April 2003 the company advanced $9.3 million to Control Delivery Systems (CDS), a strategic partner in the development of implant technology for treating retinal and other back-of-the-eye diseases; in which it has an equity interest. Such advances have been recoverable through the company's ability to apply such amounts to future obligations due under an arrangement with CDS to provide research and development activities as to certain technologies; the achievement of certain milestones such as the completion of clinical testing, NDA filings, and FDA approvals; royalty payments; or through cash repayment by CDS. In May 2003, the company and CDS announced a delay of up to three years in the regulatory filing for the DME indication for its proposed Retisert implant. The primary reason for the delay was the FDA's indication that it will require additional safety data before considering an application for approval for this indication. As a result, the company has reevaluated its role in the on-going development and approval process and intends to conduct and supervise directly the day-to-day development and clinical activities, after a brief transition period. The company now primarily bases the recoverability of the funds advanced on the future milestones and royalties or repayment by CDS, as they are no longer performing research and development activity on our behalf. The achievement of the milestone payments and the eventual commercialization of the product are not completely controllable by the company and are subject to the ordinary risks associated with the development and approval of any FDA controlled product. Therefore the company has recorded a $4.1 million reserve to reflect this uncertainty.

10.     Commitments and Contingencies

Lines of Credit The company guarantees indebtedness of its subsidiaries under lines of credit used for working capital. Availability under such lines of credit totaled approximately $57.1 and $75.0 with total outstanding balances of $0 and $1.4 at June 28, 2003 and December 28, 2002, respectively.

Letters of Credit The company had outstanding standby letters of credit totaling approximately $29.7 and $24.7 at June 28, 2003 and December 28, 2002, respectively, to ensure payment of possible workers' compensation and other insurance claims, product liability claims and payment of an Industrial Development Revenue Bond. At June 28, 2003 and December 28, 2002, the company had recorded liabilities of approximately $14.8 and $15.2, respectively, as it relates to insurance claims. As of June 28, 2003 and December 28, 2002, the company had a balance of $8.5 in Industrial Development Revenue Bonds due in 2015.

Guarantees The company guarantees a mortgage held by a strategic research and development partner. The mortgage is secured by the property with an appraised value of $5.3. The company's guarantee has a five-year term expiring July 2007. At June 28, 2003 and December 28, 2002, the guarantee totaled approximately $4.0. This guarantee would require payment from the company in the event of default by the research partner and failure of the security to fully satisfy the then outstanding debt.
     The company also guarantees a lease obligation of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amount guaranteed at June 28, 2003 and December 28, 2002 was approximately $10.0. In the event of default, the guarantee would require payment from the company. Sublease rights as specified under the agreement would reduce the company's exposure.
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
     At June 28, 2003 and December 28, 2002, estimated future remediation costs of approximately $0.4 were accrued by the company, excluding estimates for legal expenses. It is reasonable to expect that the company's recorded estimates of its liabilities may change and there is no assurance that additional costs greater than the amounts accrued will not be incurred, or that changes in environmental laws or their interpretation will not require additional amounts to be spent. The company does not believe that its financial position, results of operations, and cash flows are likely to be materially affected by environmental liabilities.

Other Commitments and Contingencies The company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business as described in Note 15 - Other Matters.

Product Warranties The company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the company's product warranty liability for the year ended December 28, 2002 and the six months ended June 28, 2003 are as follows:

Balance at December 29, 2001	$ 8.1
Accruals for warranties issued	5.2
Changes in accruals related to pre-existing warranties	(1.4)
Settlements made	(6.0)
------------------
Balance at December 28, 2002	5.9
Accruals for warranties issued	4.9
Changes in accruals related to pre-existing warranties	(0.1)
Settlements made	(3.0)
------------------
Balance at June 28, 2003	$7.7
==========

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and is recognized over the term of the contracts while costs are recognized as incurred. Changes in the company's deferred service revenue for the year ended December 28, 2002 and the six months ended June 28, 2003 are as follows:
Balance at December 29, 2001	$2.1
Accruals for service contracts	9.1
Changes in accruals related to pre-existing service contracts	(0.1)
Revenue recognized	(6.2)
------------------
Balance at December 28, 2002	4.9
Accruals for service contracts	6.1
Changes in accruals related to pre-existing service contracts	(0.1)
Revenue recognized	(6.3)
------------------
Balance at June 28, 2003	$4.6
==========

11.     Accounting for Derivatives and Hedging Activities

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the company records all derivative instruments on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current income or other comprehensive income, depending on their designation as a hedge of a particular exposure.
     For effective fair value hedge transactions in which the company is hedging changes in the fair value of assets, liabilities or firm commitments, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For fair value hedge transactions where the short-cut method is not permitted for assessing effectiveness, gains and losses arising from any ineffectiveness are recognized in the period in which they occur. The company had no outstanding fair value hedges at June 28, 2003. Interest rate swaps of $379.6, classified as fair value hedges, were outstanding at June 29, 2002.
     For cash flow hedge transactions in which the company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in income in the periods in which income is impacted by the variability of the cash flows of the hedged item. Reclassifications from other comprehensive income into income were a $0.5 and $0.4 pre-tax loss for the quarters ended June 28, 2003 and June 29, 2002, respectively. Year-to-date, net pre-tax losses of $1.1 and $1.2 for the periods ended June 28, 2003 and June 29, 2002, respectively, were reclassified from other comprehensive income into income. As of June 28, 2003, an estimated $3.2 pre-tax net loss was expected to be reclassified into income over the next twelve months. During the first quarter of 2003, the company settled a $50.0 cash flow hedge which was designated to hedge the benchmark interest rate associated with ten semiannual interest payments on future forecasted borrowings. The amount associated with the settlement was recorded to other comprehensive income and will be amortized to interest expense in the period in which interest expense related to the hedged debt is recognized. Simultaneous with the hedge settlement, the company entered into a new $50.0 cash flow hedge, which was designated to hedge the benchmark interest rate associated with ten semiannual interest payments on future forecasted borrowings, which was outstanding at June 28, 2003. The $50.0 cash flow hedge was settled in July 2003 in conjunction with the company's offering of a $50.0 public offering of five-year fixed rate senior notes. The company simultaneously executed an interest rate swap agreement converting the notes to a floating rate. At June 29, 2002, classified as cash flow hedges were a $65.0 interest rate swap and a $200.0 interest rate lock which was designated to hedge the benchmark interest rate associated with ten semiannual interest payments on future forecasted borrowings. In addition, the company had $402.0 and $413.4 of outstanding foreign exchange forward contracts classified as cash flow hedges as of June 28, 2003 and June 29, 2002, respectively.
     For instruments designated as either fair value or cash flow hedges, a reduction of net interest expense of $0.2 was recognized for hedge ineffectiveness for the quarter ended March 29, 2003. Hedge ineffectiveness had no impact on income for the quarter ended June 28, 2003. For the quarter and six months ended June 29, 2002, a reduction to net interest expense of $0.2 was recognized for hedge ineffectiveness.
     Foreign exchange forward contracts have varying maturities up to, but not generally exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception and current market rates. Designated hedging instruments for hedges of foreign currency exposures of net investments in non-U.S. subsidiaries, resulted in a net after-tax loss of $5.9 and $0.6 which were included in the cumulative translation adjustment, for the quarters ended June 28, 2003 and June 29, 2002, respectively. Year-to-date, a net after-tax loss of $7.7 and $0.4 were included in the cumulative translation adjustment for the periods ended June 28, 2003 and June 29, 2002, respectively. The company had designated foreign denominated intercompany loans and foreign currency contracts with notional amounts of $171.7 and $11.5, respectively, as hedges of net investments in non-U.S. subsidiaries as of June 28, 2003 and June 29, 2002, respectively.

12.     Forward Equity Contracts

During 2001, the company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the company's Common stock. The company executed an agreement with a financial institution for the future purchase of such shares through one or more forward purchase transactions. Such purchases, which may have had settlement dates as long as two years, could have been settled, at the company's election, on a physical share, net cash or net share basis. As of December 28, 2002, the company had entered into forward purchases covering 750,000 shares. During March 2003, at the expiration of the forward purchase agreement, the company paid $30.7 for the 750,000 shares, at an average price of $40.89 to settle its obligation. This repurchase of Common stock was recorded as treasury stock in the company's consolidated financial statements during the quarter ended March 29, 2003.

13.     Stock Compensation Plans

The company issues stock options under several stock-based compensation plans, which typically vest ratably over three years and expire ten years from the date of grant. Vesting is contingent upon a continued employment relationship with the company. The company sponsors several stock-based compensation plans, all of which are accounted for under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended. Accordingly, given the fixed nature of the equity instruments granted under such plans, no compensation cost has been recognized. The company's net income and earnings per share would have been reduced to the pro forma amounts shown in the periods below if compensation cost had been determined based on the fair value at the grant dates using the Black-Scholes option-pricing model in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123 and SFAS No. 123, Accounting for Stock-Based Compensation:
	Second Quarter Ended		Six Months Ended
	-----------------------------------		------------------------------------
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	---------------	---------------	---------------	---------------
Net income, as reported	$28.3	$21.8	$43.9	$30.7
Less: compensation cost determined under the fair value method, net of tax	2.9	3.8	5.5	7.4
	---------------	---------------	---------------	---------------
Pro forma net income	$25.4	$18.0	$38.4	$23.3
	---------------	---------------	---------------	---------------
Basic earnings per share:
As reported	$0.53	$0.41	$0.82	$0.57
Pro forma	0.48	0.34	0.72	0.43
	---------------	---------------	---------------	---------------
Diluted earnings per share:
As reported	$0.53	$0.40	$0.82	$0.57
Pro forma	0.48	0.33	0.72	0.43
	---------------	---------------	---------------	---------------

Stock Awards

The company issues restricted stock awards to officers and other key personnel. These awards have vesting periods up to five years with vesting criteria, which in 2003 and 2002 included the attainment of certain average sales and cumulative earnings per share targets, and continued employment until applicable vesting dates. Compensation expense is recorded based on applicable vesting criteria and, for those awards with performance goals, as such goals are met. During the six months ended June 28, 2003, 7,500 shares related to such awards were granted at weighted average market values of $30.77. During the same period in 2002, 331,462 shares were granted at weighted average market values of $38.54. As of June 28, 2003, 345,212 awards remain outstanding. The compensation expense relating to stock awards for the quarter and six months ended June 28, 2003 was $1.5 and $3.0, respectively, and was $1.4 and $3.0, for the same 2002 periods, respectively.

14.     New Accounting Guidance

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
     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides guidance on alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. In addition, this statement amends Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure provisions of this statement were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The company sponsors several stock-based compensation plans, as described in Note 13 - Stock Compensation Plans, all of which are accounted for under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.
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
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. For these issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The company will adopt SFAS No. 149 prospectively and it is not expected to have a material impact, if any, on its financial position.
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires a financial instrument that is within its scope to be classified as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity under previous guidance. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption. The company does not expect the provisions of this statement to have a significant impact on its financial position.
     In May 2003, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company does not expect the provisions of this Issue to have a significant impact on its results of operations.

15.     Other Matters

On April 13, 2001 a shareholder class action lawsuit was filed in the U.S. District Court for the Western District of New York. Four other similar lawsuits were filed in both the Western and Southern Districts of New York, with the company's Chief Financial Officer, Stephen C. McCluski, and former Chairman and Chief Executive Officer, William M. Carpenter, and former President, Carl E. Sassano, named as defendants. The complaints allege that the value of the company's stock was inflated artificially by alleged false and misleading statements about expected financial results. The plaintiffs seek to represent a class of shareholders who purchased company common stock between January 27, 2000 and August 24, 2000. On October 15, 2001, all lawsuits were consolidated in the U.S. District Court for the Western District of New York. On March 31, 2003, the District Court, on the company's motion, dismissed certain claims asserted against the company in the consolidated action. In addition to dismissing certain claims against the company, all direct claims against Mr. McCluski were dismissed and those direct claims paralleling the claims dismissed against the company were also dismissed as to Messrs. Carpenter and Sassano. The company intends to continue defending itself vigorously against these claims. The company cannot at this time estimate with any certainty the impact of the remaining claims on its financial position.
     The company and its subsidiaries are currently involved in several patent proceedings relating to silicon hydrogel contact lens technology, including its PureVision contact lens product line. Five of these proceedings were commenced by CIBA Vision Corporation (CIBA) and related entities, in each case alleging that the PureVision lens product infringes intellectual property held by them. The first of these lawsuits was filed on March 8, 1999 in the U.S. District Court for the Northern District of Georgia, followed by other lawsuits commenced in the Federal Court of Melbourne, Australia (filed on February 29, 2000), the U.S. District Court for the District of Delaware (filed on May 3, 2001), the Administrative Court of Duesseldorf, Germany (filed on September 7, 2001) and the High Court in Dublin, Ireland (filed on March 11, 2003). In the Georgia matter, discovery has closed and following the Court's July 8, 2003 order denying the company's motions for summary judgment, the company now anticipates that a trial date will be set for late 2003 or early 2004. In the Australia matter, the Court has set a trial date of October 6, 2003. In the Delaware matter, the trial court ruled on June 26, 2002, that the company's PureVision product infringes a patent which is owned by Wesley Jessen Corporation, a subsidiary of CIBA, and which expires April 27, 2005. The Court ordered that the company discontinue the manufacture and sale of its PureVision lens product in the United States. This decision was affirmed by the United States Court of Appeals for the Federal Circuit on February 12, 2003. The financial impact of the Delaware decision has previously been reported by the company in its quarterly reports on Form 10-Q for the quarters ended June 29, 2002 and September 28, 2002, its 2002 Annual Report and the Annual Report on Form 10-K for the annual period ended December 28, 2002. In the German matter, the court issued its ruling in March of 2003 that the company's PureVision product infringes the Novartis patent at issue. CIBA served this non-final judgment on the company on April 29, 2003, enjoining the company from further sales of PureVision contact lenses in Germany. The company is appealing the German decision. In addition, the company continues to challenge the validity of the Novartis patent in the European Patent Office. If the European Patent Office finally determines that the patent is invalid, it will not be enforceable in Europe and the decision by the German court will be vacated. A preliminary opinion was rendered by the European Patent Office in April 2003 citing grounds for determining that, based on the record then before it, the patent would be invalid. A final decision is expected after a hearing scheduled for September 17, 2003. Other than the financial impact of the Delaware matter as previously reported, the company cannot at this time estimate with any certainty the impact on its financial position of the lawsuits filed by CIBA. The company intends to defend itself vigorously against all claims asserted by CIBA.
     The company has filed two related proceedings against CIBA pertaining to CIBA's Night & Day product line. Specifically, on November 6, 2001, the company filed a patent infringement lawsuit against CIBA in the U.S. District Court for the Western District of New York relative to a patent the company holds for hydrogel materials. CIBA has filed two motions for summary judgment in this action. The Court has heard argument on one motion and has reserved decision. The second motion has been briefed by the parties, but a motion hearing date has not been established. The company commenced an additional patent infringement lawsuit against CIBA on July 22, 2003 in the U.S. District Court for the Western District of New York relative to an additional patent the company holds for hydrogel materials. The company intends to pursue vigorously its claims against CIBA in both these actions. The company cannot at this time estimate with any certainty the impact on its financial position of the lawsuits filed by the company against CIBA.
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
     The company reported income from continuing operations before cumulative effect of change in accounting principle of $28 or $0.53 per share and $45 or $0.84 per share for the quarter and six months ended June 28, 2003, respectively, compared to $22 or $0.40 per share and $31 or $0.57 per share for the same periods in 2002. Net income for the six months ended June 28, 2003 includes a charge of $1 or $0.02 per share as a cumulative change in accounting principle related to the adoption of SFAS No. 143 on December 29, 2002 as described in Note 5 - Property, Plant and Equipment, Net. A reconciliation of net income and earnings per share to income from continuing operations and earnings per share from continuing operations is presented below:

	Second Quarter Ended
	-------------------------------------------------------
	June 28, 2003		June 29, 2002
	-------------------------		------------------------
	Amount	Per Share	Amount	Per Share
	-----------	-------------	----------	-------------
Net income	$28.3	$0.53	$21.8	$0.40
Income from continuing operations before cumulative effect of change in accounting principle	$28.3	$0.53	$21.8	$0.40
	-----------	-------------	----------	-------------
Average Shares Outstanding - Diluted (000's)		53,431		54,035
		=======		=======

	Six Months Ended
	-------------------------------------------------------
	June 28, 2003		June 29, 2002
	-------------------------		------------------------
	Amount	Per Share	Amount	Per Share
	-----------	-------------	----------	-------------
Net income	$43.9	$0.82	$30.7	$0.57
Cumulative effective of change in accounting principle, net of taxes, due to adoption of SFAS No. 143	0.9	0.02	-	-
	-----------	-------------	----------	-------------

Income from continuing operations before cumulative effect of change in accounting principle	$44.8	$0.84	$30.7	$0.57
	-----------	-------------	----------	-------------
Average Shares Outstanding - Diluted (000's)		53,616		53,957
		=======		=======

     During the second quarter and six months ended June 28, 2003 and the second quarter ended June 29, 2002, there were no significant items impacting company results. The following paragraph summarizes significant items impacting company results for the six months ended June 29, 2002.
     The company recorded restructuring charges and asset write-offs of $24 before taxes, during the first quarter of 2002, related to the second phase of the 2001 restructuring program designed to reduce ongoing operating costs. Pre-tax gains on the sale of the company's remaining equity interest in a previously divested entity of $28 were realized in the first quarter of 2002. Lastly, an outside partner exercised its put right for all of its partnership interest and the company recorded a one-time early liquidation premium, which was recorded as an after-tax minority interest charge of $7. The significant items already reflected in after-tax net income for the six months ended June 29, 2002 aggregated to contribute to a net after-tax decline of $4 or $.08 per share.

Continuing Operations

Discussion in the Continuing Operations Section of Management's Discussion and Analysis of Financial Condition and Results of Operations includes a constant-currency measure employed by the company. The company monitors its constant-currency performance for non-U.S. operations and the company as a whole. Constant-currency results are calculated by translating actual current-year and prior-year local currency revenues and expenses at the same predetermined exchange rates. The translated results are then used to determine year-over-year percentage increases or decreases, excluding the impact of currency. Management views constant-currency results as an important measure of organic business growth trends. Constant-currency results are used by management to assess non-U.S. operations' performance against yearly targets for the purpose of calculating bonus amounts for certain regional bonus-eligible employees.

Net Sales By Business Segment and Geographic Region

Total net sales for the second quarter and six months ended June 28, 2003 were $513 and $961, respectively. This represents a $54 or a 12% increase compared to the prior-year second quarter and an $88 or a 10% increase for the first six months. On a constant-currency basis, net sales increased 4% for the quarter and 3% year-to-date.
     The Americas segment's net sales for the quarter were $227, reflecting a 9% increase (8% in constant currency) compared to the prior year. Year-to-date, net sales of $427 increased 4% (5% excluding currency effects) from 2002. The segment continued to experience strong gains in pharmaceuticals net sales, which increased 31% in actual dollars and in constant currency compared to the same quarter last year. Year-to-date, sales of pharmaceuticals products increased 26% in the Americas (27% in constant currency). The gains can be primarily attributed to the company's lines of ocular vitamins, and multisource pharmaceuticals products including incremental revenues from a generic version of Alphagan (a trademark of Allergan, Inc.), which was launched late in the second quarter, as well as generic otic products. The Americas region also experienced a 9% growth in lens care products during the second quarter in both actual dollars and in constant currency (flat in actual dollars and up 1% in constant currency year-to-date). The second-quarter growth can be attributed to the timing of the company's major spring consumer marketing promotion of ReNu MultiPlus that occurred in the second quarter of 2003 whereas it had occurred in the first quarter in 2002. These increases were partially offset by quarter- and year-to-date declines in contact lens, cataract and vitreoretinal and refractive product category sales. Declines in quarter- and year-to-date contact lens sales in the Americas reflects the company's inability to sell PureVision lenses in 2003 in the U.S. (see Note 15 - Other Matters for discussion of current litigation relating to the PureVision contact lens product line). Excluding revenues from PureVision lenses, Americas contact lens sales increased more than 7% in the second quarter and year-to-date in 2003. This growth can be attributed to the company's current-generation core lens products (excluding PureVision) including incremental SofLens Multi-Focal sales following its introduction in the fourth quarter of 2002, and its lines of rigid gas permeable lenses and lens materials. The cataract and vitreoretinal product category declined for the quarter and year-to-date attributable to lower sales of IOLs and disposable surgical products partially offset by higher sales in instruments. Refractive product sales declines were driven by lower sales of equipment and microkeratome products, partly offset by higher sales of per-procedure cards.
     Net sales in the Europe segment were $186 for the quarter, an increase of 19% (flat in constant currency) from the prior-year quarter. Year-to-date, net sales were $356, an increase of 18% but a decrease of 1% in constant currency from 2002. For the quarter- and year-to-date periods, the segment posted increases in contact lenses and cataract and vitreoretinal product categories, both in actual dollars and constant currency. The increase in lenses was driven by strong sales in current-generation core lens products including initial revenues from the introduction of SofLens Multi-Focal in the first quarter of 2003. Spain continued to make a significant contribution to overall cataract and vitreoretinal product sales growth in the second quarter as a result of the company's purchase of a distributor business in September 2002. Lens care product sales increased in actual dollars in the quarter and year-to-date, however, declined on a constant-currency basis as currency benefits were offset by declines associated with the company's decision in the second half of 2002 to exit certain non-strategic and low-margin lines of lens care products acquired as part of the Woehlk acquisition in October 2000. Excluding the impact of this decision, lens care revenues were flat in the second quarter on a constant-currency basis. Pharmaceutical product sales reflected increases in ocular vitamins, including incremental sales from the ongoing launch of PreserVision into additional markets in the Europe region, as well as incremental sales from the launch of a long-acting generic beta blocker in France, which occurred in the first quarter of 2003, coupled with favorable currency rates, were more than offset by the continuing effects from proposed pharmaceuticals pricing legislation in Germany as well as the impact from the company's decision to exit certain non-strategic product lines acquired with Groupe Chauvin in the second half of 2002. Declines in refractive equipment product sales during the second quarter and year-to-date were a result of continued weak procedural demand and saturation of the equipment market.
     The Asia segment's net sales totaled $99 for the quarter, an increase from the prior year of 7%. In constant currency, the increase was 2%. Year-to-date net sales totaled $178 representing a 9% increase (4% in constant currency). During the quarter, this segment was negatively impacted by the SARS outbreak in several key markets. Despite the negative influence from SARS, Asia experienced growth in the quarter and year-to-date in contact lens sales which were led primarily by increases in current-generation contact lenses, particularly SofLens66 Toric lenses, which generated strong gains in Japan and major markets that had not been significantly impacted by SARS. Second-quarter increases in lens care in Japan, primarily attributable to ReNu branded products, were partially offset by declines in the rest of Asia, primarily attributable to the SARS impact. Year-to-date, Asia's lens care net sales increased 11% and 6% in constant currency due to growth in the ReNu branded lens care products. Lower sales of IOLs and disposable surgical products led the second-quarter decline in cataract and vitreoretinal surgery product sales, which was indicative of the SARS impact on surgical procedures as a significant number of elective and non-critical surgeries were cancelled in major markets. Year-to-date growth in cataract and vitreoretinal surgery product sales is primarily attributable to higher sales of disposable products and Millennium phacoemulsification systems and modules. Revenues in the refractive product category were significantly lower mainly due to the impact of SARS in the second quarter as well as general declines in equipment sales year-to-date.
     Net sales in markets outside the U.S. totaled $307 in the second quarter of 2003, an increase of $37 or 13% for the quarter compared with the same 2002 period. Year-to-date, net sales were $573, an increase of $70 or 14% from the prior-year period. Net sales outside the U.S. for the quarter represented approximately 60% of consolidated net sales in 2003 and 59% for the comparable period in 2002. Year-to-date, net sales outside the U.S. represented approximately 60% of consolidated net sales in 2003 and 58% in 2002. On a constant-currency basis, net sales outside the U.S. were relatively flat for the quarter and increased approximately 1% year-to-date.
     Net U.S. sales totaled $206 in the second quarter of 2003, an increase of $18 or 9% from the comparable quarter period in 2002. Year-to-date, net U.S. sales totaled $387 representing an increase of $18 or 5% compared to the prior-year period. Net U.S. sales for the quarter- and year-to date represented approximately 40% of consolidated net sales in 2003 and 41% and 42% for the same 2002 periods, respectively. For the second quarter and first six months of 2003, U.S. revenues represented approximately 91% of the Americas segment revenue, compared to 90% for the same 2002 periods.
     The following table presents net sales by major product lines for the quarters and six months ended June 28, 2003 and June 29, 2002.

	Second Quarter Ended		Six Months Ended
	----------------------------------		----------------------------------
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	--------------	--------------	--------------	--------------

Product Category
Contact Lens	$149	$132	$282	$252
Lens Care	126	117	232	223
Pharmaceuticals	125	101	225	186
Cataract and Vitreoretinal	82	75	161	147
Refractive	31	33	61	65
	--------------	--------------	--------------	--------------
	$513	$458	$961	$873
	========	========	========	========

Contact Lens Net Sales

Contact lens net sales were $149 for the second quarter of 2003, an increase of 12% as compared to the same 2002 period. Year-to-date, net sales were $282, an increase of 12% from the prior year. In constant currency, contact lens net sales increased 4% for the quarter and 3% year-to-date. All segments experienced strong growth in the company's current-generation core lens product lines such as SofLens66 Toric, SofLens One Day and SofLens59/SofLens Comfort as well as from the company's lines of rigid gas permeable lenses and lens materials. The Americas and Europe regions also gained incremental sales with the introduction of SofLens Multi-Focal. The company's current-generation core offerings now account for approximately 45% of its worldwide contact lens revenues. During the second quarter, these products grew more than 15% over 2002 on a constant-currency basis despite the lack of PureVision sales in the U.S. and the impact from SARS in Asia. Growth in the Americas of current-generation core offerings and the launch of SofLens Multi-Focal in the fourth quarter of 2002 was more than offset by the absence of U.S. PureVision sales in 2003 (see Note 15 - Other Matters for discussion of current litigation relating to the PureVision contact lens product line). As a result, contact lens sales in the Americas declined 4% in actual dollars and in constant currency in the second quarter and year-to-date compared to the same 2002 periods. Excluding PureVision revenues, sales of contact lenses increased more than 7% in the Americas during the second quarter and year-to-date in 2003. Contact lens sales in Europe increased 27% for the quarter (7% in constant currency) and 28% year-to-date (8% excluding the impact of currency) over the same 2002 periods driven primarily by sales of current-generation core lens product lines and incremental sales from SofLens Multi-Focal, which was launched in the first quarter of 2003 in this region. Asia's second quarter and year-to-date growth was 15% (9% in constant currency) despite the impact of SARS and 13% (6% in constant currency), respectively. Current-generation core lens products led this growth, particularly SofLens66 Toric, which registered strong gains in Japan and major markets that had not been significantly impacted by SARS.

Lens Care Net Sales

Net sales for lens care products were $126 for the second quarter of 2003, an increase of 8% (3% in constant currency) from the same 2002 period. Year-to-date lens care net sales were $232, an increase of 4% (flat on a constant-currency basis). Second-quarter sales in the Americas region increased 9% in both actual dollars and on a constant-currency basis compared to the same period last year reflecting the timing of a major spring consumer marketing promotion of ReNu MultiPlus from the first quarter in 2002 to the second quarter in 2003, which in turn influenced the timing of sales to the company's retail customers. Year-to-date, lens care revenues in the Americas were flat and up 1% in constant currency. Lens care net sales for the Europe region increased 8% for the quarter and six months ended June 28, 2003, however, decreased 7% and 8% on a constant-currency basis, respectively, from the same 2002 periods. Favorable impacts from currency were more than offset by the absence of revenue from a low-margin distributor business acquired as part of the Woehlk acquisition in 2000 due to the company's decision in the second half of 2002 to exit certain non-strategic and low-margin lines of lens care products. Asia's lens care net sales for the second quarter increased 4% and remained flat on a constant-currency basis as increases in Japan, primarily attributable to ReNu branded products, were partially offset by declines in the rest of Asia reflecting the SARS impact. Year-to-date sales increased 11% over the same 2002 period (6% on a constant-currency basis) also driven by the company's ReNu branded products.

Pharmaceuticals Net Sales

Net sales for pharmaceuticals products were $125 for the second quarter, an increase of 24% from the same period last year. Excluding the impact of currency, revenues were up 14% for the quarter. Year-to-date, revenues were $225, an increase of 20% over the same period in the prior year (10% in constant currency). Gains were driven by the Americas region, where pharmaceuticals net sales were up 31% and 26% (31% and 27% excluding the impact of currency) for the quarter and year-to-date, respectively. These results reflect strong demand for multisource pharmaceuticals products and the demand for the Ocuvite line of ocular vitamin supplements (including Ocuvite PreserVision) which has been fueled by increased direct-to-consumer advertising such as national television commercials which began airing in the first quarter. The company's multisource business benefited from higher sales of generic otic products during the quarter, as well as from incremental business from the company's launch of a generic version of Alphagan (a trademark of Allergan, Inc.) in June of 2003. In Europe, pharmaceuticals net sales were up 17% in actual dollars for the quarter, however, declined 4% in constant currency. On a year-to-date basis, pharmaceuticals net sales in the Europe region increased 15% but decreased 6% in constant currency. Positive factors such as sales of ocular vitamins including the ongoing launch of PreserVision into additional markets, as well as from the launch of a long-acting version of a beta blocker in France, and favorable currency rates were more than offset by sales declines in the company's German business, which continued to be negatively impacted by market reaction to new and planned drug pricing legislation, and declines in revenues resulting from the company's 2002 decision to exit non-strategic veterinary pharmaceutical product lines acquired with Groupe Chauvin.

Cataract and Vitreoretinal Net Sales

Net sales from the company's cataract and vitreoretinal surgery products for the second quarter of 2003 were $82, an increase of 10% from the same quarter in 2002. Revenues on a year-to-date basis were $161, an increase of 10% over the same 2002 period. Excluding the impact of currency, net sales increased 2% for the quarter and year-to-date. Strong growth in the Europe region was offset by declines in the Americas and Asia regions. In the Americas, net sales declined 3% during the second quarter and the first six months of 2003 as compared to the same periods in 2002. On a constant-currency basis, net sales declined 4% both in the quarter and the first half of 2003. Higher sales of instruments were more than offset by declines in other lines of cataract and vitreoretinal surgery products, particularly a decline in the company's IOLs and disposables. IOL declines were partially offset by incremental sales from the company's second quarter launch of its SofPort system. Second quarter sales in the Europe region increased 33% in actual dollars and 12% excluding the impact of currency. Year-to-date, net sales increased 28% and 9% in constant currency compared to the first six months of 2002. This growth was driven by higher sales of IOLs and equipment across the region. In particular, Spain continues to make a significant contribution to the overall sales growth. The company is now marketing direct in that country, which is generating favorable comparisons over prior-year periods as Spain had nearly no sales for most of 2002 as the company's main distributor in that country exited the business. In Asia, second quarter revenue decreased 2% (7% in constant currency) from the same quarter in 2002, however, increased 7% and 2% in actual dollars and in constant currency year-to-date, respectively. Declines during the second quarter of 2003 is indicative of lower sales of IOLs and disposable products partially attributable to the SARS impact as a significant number of elective and non-critical surgeries in several key markets in the region were cancelled. Asia's year-to-date growth can be attributed to higher sales of disposable products and Millennium phacoemulsification systems and modules.

Refractive Net Sales

Refractive products for the second quarter of 2003 provided $31 in net sales, reflecting a 9% decrease compared to the same period in 2002. On a year-to-date basis, revenues decreased 6% to $61from the same 2002 period. Excluding the impact of currency, net sales decreased 16% and 12% for the quarter and year-to-date over the same periods in 2002, respectively. Lower sales of lasers and microkeratome products led the decline across all regions, partially offset by favorable currency rates and higher sales of laser cards and Zyoptix per-procedure cards sold for custom ablation surgery. The Asian and European regions mainly drove the declines. Sales in Asia declined 19% and 15% for the quarter and year-to-date over the same 2002 periods (21% and 17% in constant currency), respectively, where elective surgeries declined in several major markets due to the outbreak of SARS. Refractive net sales in Europe declined 8% during the quarter and 5% year-to-date. In constant currency, sales in the Europe region declined 23% and 19% during the quarter and year-to-date, respectively. Continued weak procedural demand and saturation of the equipment market has depressed the sales of lasers, microkeratomes and blades in that region.

Costs & Expenses and Operating Earnings

The ratio of cost of products sold to sales was 42% and 43% for the quarter and six months ended June 28, 2003, respectively, versus 43% for each of the same 2002 periods. The improvement during the second quarter of 2003, as compared to the 2002 period was primarily due to the company's cost savings generated by its profitability improvement programs, including the impact of rationalizing less profitable product lines and consolidating manufacturing operations.
     Selling, administrative and general expenses, including corporate administration, were 40% of sales during the second quarter of 2003 compared to 39% of sales for the same 2002 period. Contributing factors to the increase during the second quarter was a valuation reserve the company recorded against amounts advanced to Control Delivery Systems (CDS) under a strategic partnership arrangement (see Note 9 - Related Party Transaction) and higher selling expenses. Year-to-date, selling, administrative and general expenses were 40% of sales during the six months ended June 28, 2003 compared to 41% of sales during the same 2002 period. The decrease as a percentage of sales is a function of a higher level of sales in 2003 partially offset by an increase in selling expenses.
     Research and development expenses totaled $38 and $68 during the second quarter and six months ended June 28, 2003, respectively. This represented 8% and 7% of second quarter and year-to-date sales in 2003 compared to 7% for each of the same periods in 2002. The percentage of sales is a function of higher RD&E spending offset by the higher level of sales during the second quarter and year-to-date periods in 2003. The company will continue its commitment to research and development spending in support of its goal of consistently bringing new products to market.
     As a result of the above factors, operating earnings for the second quarter of 2003 increased $6 to $56, representing 11% of net sales for both the 2003 and 2002 second quarters. Operating earnings year-to-date increased $41 to $96, representing 10% of net sales compared to 6% for the same 2002 period. In addition to the factors described above, the year-to-date increase in 2003 was a result of restructuring charges and asset write-offs of $24, before taxes, recorded during the first quarter of 2002 related to the second phase of a restructuring program designed to reduce ongoing operating costs.

Other Income and Expenses

Interest and investment income totaled $4 for the quarter ended June 28, 2003, an increase of $1 compared to the same period in 2002. Year-to-date 2003 interest and investment income of $5 decreased $36 from the prior year. For the quarter ended March 30, 2002 the company recorded a gain of $28 from the sale of Charles River stock and interest income of approximately $6 associated with a federal income tax refund.
     Interest expense of $14 and $28 for the quarter and six months ended June 28, 2003 increased $1 and $2, respectively, compared to the comparable periods in 2002. The increase is largely attributable to the cost of the company's $150 debt issuance during November 2002, the proceeds of which were used primarily for general corporate purposes and the refinancing of existing debt obligations, including the company's $200 minority interest obligation as described in Note 8 - Minority Interest. Expense associated with the $200 minority interest obligation was recorded as minority interest expense through May 2002.
     Foreign currency losses of $2 and $3 were recognized during the quarter and six months ended June 28, 2003, an increase of $1 and $2, respectively, compared to the same prior-year periods. These results reflect an increase in costs associated with the company's ongoing foreign currency hedging program.

Liquidity and Financial Resources

Cash Flows from Operating Activities

Cash provided by operating activities was $40 and $106 through the second quarter of 2003 and 2002, respectively. Contributing to the decrease in cash flows was a $16 increase in net cash payments for income taxes, higher outflows associated with foreign currency contracts resulting from the unprecedented strengthening of the euro and an increase in accounts receivable due primarily to the timing of payments received from customers. Days sales outstanding (DSO) were 83 days at the end of the 2003 second quarter, an increase from 81 days at the end of the comparable period in 2002 mainly due to the timing of cash collections and the impact of currency. However, there has been an improvement in the aging of receivables which is representative of the company's continuing focus on asset management.

Cash Flows from Investing Activities

Cash used in investing activities was $41 for the first six months of 2003 compared to $29 during the same 2002 period. During the first six months of 2003, capital spending of $35 and the company's first-quarter acquisition of an additional 30% and 20% interest in its Korean commercial and manufacturing joint ventures, respectively, for $6 (as described in Note 6 - Accounting for Goodwill and Intangibles) accounted for the majority of cash used in investing activities. During the same 2002 period, a cash inflow of $37 from the sale of the company's remaining equity interest in Charles River Laboratories, a previously divested entity, was more than offset by a $23 payment for a sale price adjustment related to the disposal of discontinued operations of the eyewear segment and $43 in capital spending.

Cash Flows from Financing Activities

Through the first six months of 2003, $50 was used in financing activities compared to $195 in the comparable 2002 period. Cash used in financing activities during the first half of 2003 consisted primarily of a $31 payment in the first quarter of 2003 to settle forward equity contracts as described in Note 12 - Forward Equity Contracts, $6 in repayments of debt and notes payable and $14 for dividends paid. During the first six months of 2002, cash used in financing activities resulted from a $200 payment made related to the early termination of a minority interest obligation, as described in Note 8 - Minority Interest, repayments of notes payable, long-term debt and securitized trade receivables of $13, $6 and $25, respectively, and $28 for dividends paid, offset by $75 of borrowings under the company's syndicated revolving credit agreement. During April 2002, the Board of Directors approved a reduction in the quarterly dividend as described in the Other Financial Data Section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, was $835 at the end of the second quarter of 2003, down $9 from year-end 2002 and less than the June 2002 amount by $24. The ratio of total debt to capital was 43.7% at the end of the second quarter of 2003 and 45.3% at the end of 2002, and 46.4% at June 2002.
     Cash and cash equivalents totaled $426 and $420 at the end of the second quarters of 2003 and 2002, respectively, and $465 at the end of 2002. The decrease in cash from year end 2002 is primarily due to a $31 payment to repurchase 750,000 shares of the company's common stock in settlement of forward equity contracts as described in Note 12 - Forward Equity Contracts.

Access to Financial Markets

The long-term debt rating as of June 28, 2003 by Standard & Poor's was at BBB-. On March 11, 2002, the company was downgraded by Moody's Investors Service as a result of its 2001 performance. The debt ratings by Moody's Investors Service, as of June 28, 2003, was Ba1 for long-term debt.
     As a result of the March 2002 downgrade, certain financial transactions became available for termination at the option of the holder. These included an outside investor's limited partnership interest which was recorded as minority interest totaling $200; financing covering the company's World Headquarters facility of $63; and securitized trade receivables of $25. During March 2002, the outside partner exercised its put right for its $200 partnership interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred in May 2002 as described in Note 8 - Minority Interest. The payment was funded through existing cash reserves as well as the company's borrowing $75 against its then existing syndicated revolving credit agreement, which was repaid in July 2002. In addition, under their original payment terms, outstanding debt related to the securitized trade receivables was paid in March 2002, and the World Headquarters facility was paid at maturity by the company in December 2002.
     In November 2002, the company issued $150 of five-year 6.95% fixed senior notes under a $500 Shelf Registration filed with the Securities and Exchange Commission in June 2002, of which $350 remained available for issuance as of June 28, 2003.
     In August 2003, the company issued $210 in concurrent offerings of notes and convertible notes. The first offering was a $50 public offering of five-year fixed rate senior notes with a coupon rate of 5.90%. The company simultaneously executed an interest rate swap agreement converting the notes to a floating rate. The initial effective cost of the notes, which includes both the impact of the interest rate swap and the settlement of a $50 cash flow hedge designated to hedge the benchmark interest rate in connection with the offering is 5.39%. The notes were issued under the company's Shelf Registration noted above thereby reducing the amount available for issuance to $300. The second offering was a $160 Rule 144A placement of floating-rate convertible senior notes due in 2023. The notes will accrue interest at six-month LIBOR plus 0.5% and the rate will be reset on a semiannual basis in advance. The initial interest rate will be approximately 1.64%. The notes will be convertible, under certain conditions, into shares of the company's common stock at an initial conversion price of $61.44 per share, which represents a 50% premium over the closing price of the company's common stock on July 29, 2003. Both the senior notes and convertible senior notes have been rated BBB- by Standard & Poor's and Ba1 by Moody's Investor Service. One million shares of the company's common stock were repurchased on August 4, 2003 for an average price per share of $40.96. The company will use the remaining proceeds of the offerings primarily to refinance existing debt obligations.
     At December 28, 2002, the company had a $250 syndicated revolving credit agreement expiring in January 2004. In January of 2003, the company replaced this agreement with a five-year $400 syndicated revolving credit agreement. The new facility includes covenants similar to covenants contained in the former facility, which require the company to maintain certain EBITDA to interest and debt ratios. In the event of violation of the covenants, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. The company does not anticipate that a violation is likely to occur. Under this agreement, a reduction of the facility to $250 became effective August 4, 2003 when the company completed the issuance of $210 of notes and convertible notes. The interest rate under the agreement is based on the company's credit rating and LIBOR, or the highest rate based on secondary certificates of deposit, Federal Funds or the base rate of one of the lending banks. There were no outstanding revolver borrowings as of June 28, 2003 or December 28, 2002. There were no covenant violations during the quarter and six months ended June 28, 2003 or year ended December 28, 2002. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements, under which there were no outstanding borrowings as of June 28, 2003.
     The company believes its existing credit facilities, in conjunction with the financing activities mentioned above, would provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital

Working capital was $435 and $463 at the end of the second quarter of 2003 and 2002, respectively. At year-end 2002, working capital was $456. The current ratio was 1.5 and 1.6 at the end of June 2003 and June 2002, respectively, and 1.5 at year-end 2002. The 2003 second-quarter decrease in both working capital and the current ratio from the second quarter of 2002 is primarily due to the repayment of debt and the reclassification of long-term debt as current portion of long-term debt during the third quarter of 2002. The decrease in working capital from year-end 2002 is largely attributable to a $31 payment to repurchase 750,000 shares of the company's common stock in settlement of forward equity contracts, as described in Note 12 - Forward Equity Contracts.

Other Financial Data

Dividends declared on common stock were $0.13 per share in the first and second quarters of 2003 and $0.26 and $0.13 per share in the first and second quarters of 2002, respectively. During April 2002, the Board of Directors approved a reduction in the quarterly dividend paid on shares of the company's common stock from $0.26 per share to $0.13 per share effective for the quarterly dividend payable July 1, 2002.
     The return on average shareholders' equity was 8.5% and 4.7 % for the twelve-month periods ended June 28, 2003 and June 29, 2002, respectively. The higher return on equity for the twelve-month period ended June 28, 2003 reflects higher income from operations and the lower return on equity for the twelve-month period ended June 29, 2002 reflects the inclusion of the reduction to the gain on disposal of discontinued operations of the eyewear segment recorded in the fourth quarter of 2001.

Off-balance Sheet Arrangements

The company has entered into two arrangements with Variable Interest Entities (VIEs) to engage the research, development and commercialization of certain technologies. VIEs are described in Note 14 - New Accounting Guidance (FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51). The company has an equity interest of approximately 23%, valued at $0 on its balance sheet, in a strategic partnering arrangement entered into during 1999 that involves implant technology for treating retinal and other back-of-the-eye diseases. The company remits payments to the strategic partner for funding contingent upon the achievement of certain milestones such as completion of clinical testing, NDA filings and FDA approvals, and reimbursement of actual research and development activities. However, as described in Note 9 - Related Party Transaction, an anticipated delay of up to three years in U.S. regulatory filings for the Retisert drug delivery product for the diabetic macular edema indication was announced in May 2003. The company indicated that this delay would cause an assessment of the overall implications on this product for this particular indication.
     The other arrangement consists of an equity investment of $4 and $6 as of June 28, 2003 and December 28, 2002, respectively, recorded as an other long-term asset, in connection with a licensing agreement signed during 2002 to develop treatments for ocular infections. During the quarter ended June 28, 2003, the company recorded an other-than-temporary impairment charge of $2 based on negative earnings and cash flow trends of the licensor, and inconclusive efforts by the licensor to secure interim financing. The company remits payments to the licensor upon the achievement of certain milestones such as completion of IND filings, clinical testing, NDA filings and FDA approvals.
     Subject to the completion of the assessment described above, future payments to the VIEs for R&D activities and milestone achievements over the next five years are estimated to be $20, which will primarily be recorded as R&D expenses.
     The company has obligations under certain guarantees, letters of credit, indemnifications and other contracts that contingently require the company to make payments to guaranteed parties upon the occurrence of specified events. The company believes the likelihood is remote that material payments will be required under theses contingencies, and that they do not pose potential risk to the company's future liquidity, capital resources and results of operations. See Note 10 - Commitments and Contingencies for further descriptions and discussions regarding the company's obligations.

Outlook

Both the euro and the Japanese yen continued to strengthen relative to the U.S. dollar during the second quarter from the levels anticipated by the company in developing full-year guidance for 2003, generating approximately $0.02 to $0.03 in additional earnings per share. If currency rates were to remain at levels as of the end of the second quarter, sales and earnings per share would continue to benefit positively as compared to previous guidance.
     The epidemic of the SARS virus, particularly in Asia, the company's fastest-growing segment, appears to have waned and while there may be some modest lingering impact of SARS, the company does not expect the virus to have any significant longer-term financial effect on the remainder of 2003. During the second quarter of 2003, the company continued to see positive fundamental trends in its businesses, particularly contact lenses and pharmaceuticals, which the company expects will continue over the remainder of the year. As a result of these factors, coupled with positive currency benefits which are expected to remain above the levels the company had included in developing its original guidance for the year, the company has increased its 2003 guidance for revenues and earnings per share.
     Assuming that currencies maintain their recent strength against the dollar, the company now expects full-year reported revenue growth approaching ten percent as compared to 2002 for an estimated earnings per share of $2.20 for the year. The company expects the vast majority of the additional earnings to be realized in the fourth quarter, based on its projected marketing and research and development spending, and anticipates third-quarter earnings per share to be approximately $0.57.
     For the first half of the year, cash flows from operating activities were generally consistent with the company's expectations. The company is experiencing higher cash outflows associated with foreign currency hedging contracts as a result of the unprecedented strengthening of the euro. As a result, the company now expects full-year cash flow from operating activities of approximately $200 million.

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words "anticipate", "appears", "should", "expect", "estimate", "project", "will", "are likely" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the heading "Outlook" and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors, which may affect the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, general global and local economic, political and sociological conditions, and changes in such conditions, the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the company's businesses compete, effects of war or terrorism, changing currency exchange rates, events affecting the ability of the company to timely deliver its products to customers, including those which affect the company's carriers' ability to perform delivery services, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the company's products, legal proceedings initiated by or against the company, including those related to patents and other intellectual property held by the company, the impact of company performance on its financing costs, changes in government regulation of the company's products and operations, changes in governmental laws and regulations relating to the import and export of products, government pricing changes and initiatives with respect to healthcare products, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, changes in the company's credit ratings, or the cost of access to sources of liquidity, the company's ability to maintain positive relationships with third party financing resources, the financial well-being and commercial success of key customers, development partners, and suppliers, changes in the supply of raw materials used in the manufacture of the company's products, changes in tax rates or policies or in rates of inflation, changes in accounting principles and the application of such principles to the company, the performance by third parties upon whom the company relies for the provision of goods or services, the ability of the company to successfully execute marketing strategies, the ability of the company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies, the ability of the company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations, difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products, the successful completion and integration of acquisitions by the company, the successful relocation of certain manufacturing processes, the continued successful implementation of efforts in managing and reducing costs and expenses, the effect of changes within the company's organization, including the selection and development of the company's management team and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including, without limitation, its 2002 Annual Report on Form 10-K and the Current Report on Form 8-K dated June 14, 2002.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There was no significant change in the excess of the company's floating rate assets over its floating rate liabilities for the quarter and six months ended June 28, 2003. A sensitivity analysis to measure the potential impact that a change in interest rates would have on the company's net income indicates, that a one percentage point increase in interest rates, which represents a greater than 10% change, would decrease the company's net financial expense by approximately $4 on an annualized basis.
     The company has $185 of debt maturing in the third quarter. As described in the Access to Financial Markets section of Liquidity and Financial Resources, the company will refinance a majority of this debt through the August 2003 issuance of $50 fixed rate notes, swapped to a floating rate, and $160 of floating-rate convertible notes. In addition, on August 4, 2003, the company used a portion of the debt issuance proceeds to repurchase one million shares of the company's common stock. The result of those transactions was to further decrease the excess of floating rate assets over floating rate-liabilities. Also, a sensitivity analysis to measure the potential impact that a change in interest rates would have on the company's net income indicates, that a one percentage point increase in interest rates, which represents a greater than 10% change, would decrease the company's net financial expense by approximately $2 on an annualized basis.
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

In its Annual Report on Form 10-K for 2002 and its Quarterly Report on Form 10-Q for the period ended March 29, 2003, the company reported on a consolidated shareholder class action lawsuit currently pending in the U.S. District Court for the Western District of New York. On March 31, 2003, the District Court, on the company's motion, dismissed certain claims asserted against the company by the plaintiffs. In addition to dismissing certain claims against the company, all direct claims against Stephen C. McCluski were dismissed and those direct claims paralleling the claims dismissed against the company were also dismissed as to Messrs. Carpenter and Sassano.
     In its Annual Report on Form 10-K for 2002 and its Quarterly Report on Form 10-Q for the period ended March 29, 2003, the company reported on several pending patent proceedings relating to silicon hydrogel contact lens technology, including its PureVision contact lens product line. One of those proceedings is a lawsuit filed by CIBA Vision Corporation (CIBA) in the U.S. District Court for the Northern District of Georgia. The discovery phase has closed in this lawsuit and following the Court's July 8, 2003 order denying the company's motions for summary judgment the Company now anticipates that a trial date will be set for late 2003 or early 2004.
     Another proceeding pertaining to the company's PureVision contact lens product line as reported in the company's Annual Report on Form 10-K for 2002 and its Quarterly Report on Form 10-Q for the period ended March 29, 2003 is a lawsuit filed in the Administrative Court of Duesseldorf, Germany by Novartis AG, CIBA's parent corporation. The German court issued its ruling in March of 2003 that the company's PureVision lens product infringes the Novartis patent at issue. CIBA served this non-final judgment on the company on April 29, 2003, enjoining the company from further sales of PureVision contact lenses in Germany. The company is appealing the German decision. In addition, the company continues to challenge the validity of the Novartis patent in the European Patent Office. If the European Patent Office finally determines that the patent is invalid, it will not be enforceable in Europe and the decision by the German court will be vacated. A preliminary opinion was rendered by the European Patent Office in April 2003 citing grounds for determining that based on the record then before it, the patent would be invalid. A decision is expected after a hearing scheduled for September 17, 2003.
     Finally, the company commenced an additional patent infringement lawsuit against CIBA relating to CIBA's Night & Day product line on July 22, 2003 in the U. S. District Court for the Western District of New York.

Item 4.	Submission of Matters to a Vote of Security Holders
The 2003 annual meeting of shareholders was held on April 29, 2003. The following matters were voted upon and received the votes set forth below:
	1.	The individuals named below were elected to three-year terms as directors.
VOTES CAST
		DIRECTOR	FOR	WITHHELD
		Franklin E. Agnew	41,033,755	7,189,263
		Ruth R. McMullin	46,242,135	1,980,883
		Linda Johnson Rice	46,220,278	2,002,740
		Barry W. Wilson	46,571,075	1,651,943
Directors continuing in office are Domenico DeSole, Jonathan S. Linen, John R. Purcell, William H. Waltrip, Kenneth L. Wolfe, and Ronald L. Zarrella.
	2.	The election of PricewaterhouseCoopers, LLP as independent accountants for 2003 was ratified, with 46,133,137 shares voting for, 1,735,609 shares voting against, and 354,272 shares abstaining.
	3.	The Bausch & Lomb 2003 Long Term Incentive Plan was approved, with 30,247,841 shares voting for, 11,455,447 shares voting against, and 457,540 shares abstaining.
4.

A proposal to amend the company's By-Laws and Certificate of Incorporation to authorize the annual election of the Board of Directors did not receive the requisite number of votes to effectuate the change, with 32,560,369 shares voting for, 9,134,884 shares voting against, and 470,722 shares abstaining.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Item 601 Exhibits.

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

(b)	Reports on Form 8-K.

On April 24, 2003, the company furnished the SEC with a current report on Form 8-K, announcing its issuance of a press release relative to its financial results for the first quarter ended March 29, 2003. In accordance with Securities and Exchange Commission Release No. 33-8216, such information, which was intended to be furnished under Item 12 of Form 8-K, "Results of Operations and Financial Condition," was instead furnished under Item 9, "Regulation FD Disclosure". No financial statements were filed with the Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAUSCH & LOMB INCORPORATED

Date: August 7, 2003	By: /s/ Ronald L. Zarrella
Ronald L. Zarrella Chairman and Chief Executive Officer

Date: August 7, 2003	By: /s/ Stephen C. McCluski
Stephen C. McCluski Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
S-K Item 601 No.	Document
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

(4)-h

Supplemental Indenture No. 4, dated August 1, 2003, between the company and Citibank N.A. (filed as Exhibit 4.1 to the company's current report on Form 8-K, dated August 6, 2003, File No. 1-4105, and incorporated herein by reference).

(4)-i

Supplemental Indenture No. 5, dated August 4, 2003, between the company and Citibank N.A. (filed as Exhibit 4.2 to the company's current report on Form 8-K, dated August 6, 2003, File No. 1-4105, and incorporated herein by reference).

(10)-a	Director Deferred Compensation Plan as amended and restated on April 28, 2003 (filed herewith).
(10)-b	2003 Long Term Incentive Plan as amended and restated on July 15, 2003 (filed herewith).
(11)	Statement Regarding Computation of Per Share Earnings (filed herewith).
(31)-a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31)-b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)-a	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).
(32)-b	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).