Form 10-Q
period 2003-09-27
BAUSCH & LOMB INC
filed 2003-11-06
CIK 10427

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File
September 27, 2003	Number: 1-4105

BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)

New York	16-0345235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Bausch & Lomb Place Rochester, NY	14604-2701
(Address of principal executive offices)	(Zip code)

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

The number of shares of Common stock of the registrant outstanding as of September 27, 2003 was 52,431,987, consisting of 51,923,112 shares of Common stock and 508,875 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

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

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
	(Unaudited) Third Quarter Ended		(Unaudited) Nine Months Ended
	---------------------------------		--------------------------------
Dollar Amounts in Millions - Except Per Share Data	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
------------------------------------------------------------------	---------------	---------------	-------------	---------------
Net Sales	$508.8	$466.7	$1,469.4	$1,339.3

Costs and Expenses
Cost of products sold	209.5	205.5	621.5	584.0
Selling, administrative and general	199.7	172.6	584.2	527.2
Research and development	38.3	31.9	106.4	93.2
Restructuring charges and asset write-offs	-	25.5	-	49.0
	---------------	---------------	-------------	---------------
	447.5	435.5	1,312.1	1,253.4
	---------------	---------------	-------------	---------------
Operating Income	61.3	31.2	157.3	85.9

Other (Income) Expense
Interest and investment (income) expense	(5.2)	0.1	(10.6)	(40.4)
Interest expense	13.8	12.5	41.9	37.9
Loss from foreign currency, net	1.8	1.9	5.1	2.7
	---------------	---------------	-------------	---------------
	10.4	14.5	36.4	0.2
	---------------	---------------	-------------	---------------

Income before Income Taxes and Minority Interest	50.9	16.7	120.9	85.7
Provision for income taxes	17.3	5.8	41.1	29.5
Minority interest in subsidiaries	1.3	1.5	2.7	16.1
	---------------	---------------	-------------	---------------

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	32.3	9.4	77.1	40.1

Cumulative Effect of Change in Accounting Principle, Net of Taxes	-	-	(0.9)	-
	---------------	---------------	-------------	---------------

Net Income	$ 32.3	$ 9.4	$ 76.2	$ 40.1
	=========	=========	=======	========

Basic Earnings Per Share:
Continuing Operations	$ 0.61	$ 0.18	$ 1.45	$ 0.75
Cumulative Effect of Change in Accounting Principle	-	-	(0.02)	-
	---------------	---------------	-------------	---------------
	$ 0.61	$ 0.18	$ 1.43	$ 0.75
	=========	=========	=======	========
Average Shares Outstanding - Basic (000s)	52,728	53,853	53,213	53,796

Diluted Earnings Per Share:
Continuing Operations	$ 0.60	$ 0.17	$ 1.44	$ 0.74
Cumulative Effect of Change in Accounting Principle	-	-	(0.02)	-
	---------------	---------------	-------------	---------------
	$ 0.60	$ 0.17	$ 1.42	$ 0.74
	=========	=========	=======	========
Average Shares Outstanding - Diluted (000s)	53,379	54,030	53,486	53,964

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES BALANCE SHEETS
Dollar Amounts in Millions - Except Per Share Data	(Unaudited) September 27, 2003	December 28, 2002
-----------------------------------------------------------------------------------------	---------------------	------------------
Assets
Cash and cash equivalents	$ 458.2	$ 465.1
Trade receivables, less allowances of $24.3 and $25.6, respectively	448.7	425.0
Inventories, net	217.8	208.5
Deferred income taxes	70.6	72.7
Other current assets	116.6	113.4
	---------------------	------------------
Total Current Assets	1,311.9	1,284.7

Property, Plant and Equipment, Net	525.3	537.5
Goodwill	670.4	636.0
Other Intangibles, Net	216.2	226.8
Other Long-Term Assets	103.9	86.5
Deferred Income Taxes	135.4	136.3
	---------------------	------------------
Total Assets	$2,963.1	$2,907.8
	============	==========

Liabilities and Shareholders' Equity
Notes payable	$ -	$ 1.4
Current portion of long-term debt	0.4	186.5
Accounts payable	79.5	78.1
Accrued compensation	102.9	93.5
Accrued liabilities	366.2	375.8
Federal, state and foreign income taxes payable	81.3	81.1
Deferred income taxes	24.1	12.6
	---------------------	------------------
Total Current Liabilities	654.4	829.0

Long-Term Debt, less current portion	847.6	656.2
Deferred Income Taxes	251.6	257.1
Other Long-Term Liabilities	144.8	128.6
Minority Interest	14.7	19.1
	---------------------	------------------
Total Liabilities	1,913.1	1,890.0
	---------------------	------------------

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,268,322 shares issued in 2003 (60,198,322 in 2002)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 634,590 shares issued (729,764 shares in 2002)	-	-
Capital in Excess of Par Value	101.3	102.2
Common and Class B Stock in Treasury, at cost, 8,470,925 shares (6,958,790 shares in 2002)	(423.3)	(359.8)
Retained Earnings	1,354.4	1,298.9
Accumulated Other Comprehensive Income (Loss)	3.1	(38.5)
Other Shareholders' Equity	(9.6)	(9.1)
	---------------------	------------------
Total Shareholders' Equity	1,050.0	1,017.8
	---------------------	------------------
Total Liabilities and Shareholders' Equity	$2,963.1	$2,907.8
	============	==========

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF CASH FLOWS
	(Unaudited) Nine Months Ended
	------------------------------------------------
Dollar Amounts in Millions	September 27, 2003	September 28, 2002
--------------------------------------------------------------------------------------------------	---------------------	------------------
Cash Flows from Operating Activities
Net Income	$ 76.2	$ 40.1
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation	75.9	78.9
Amortization	19.4	18.7
Restructuring charges and asset write-offs	-	49.0
Gain from sale of investments available-for-sale	-	(18.1)
Loss on retirement of fixed assets	1.7	1.5
Changes in Assets and Liabilities
Trade receivables	(6.9)	(9.9)
Inventories	(0.7)	34.1
Deferred income taxes	4.9	(48.7)
Other current assets	-	(3.3)
Other long-term assets	(12.6)	16.8
Accounts payable and accrued liabilities	(32.6)	(13.0)
Income taxes payable	(0.7)	21.3
Other long-term liabilities	4.1	2.0
	--------------------	------------------
Net Cash Provided by Operating Activities	128.7	169.4
	--------------------	------------------
Cash Flows from Investing Activities
Capital expenditures	(57.6)	(60.5)
Net cash paid for acquisition of businesses and other intangibles	(6.4)	(6.7)
Sale price adjustment related to disposal of discontinued operations	-	(23.0)
Cash received from sale of investments available-for-sale	-	37.4
Other	(0.4)	(2.0)
	--------------------	------------------
Net Cash Used in Investing Activities	(64.4)	(54.8)
	--------------------	------------------
Cash Flows from Financing Activities
Termination of investor's interest in partnership	-	(200.0)
Repurchase of Common and Class B shares	(72.0)	(0.8)
Exercise of stock options	4.3	2.4
Net repayments of notes payable	(1.4)	(33.5)
Repayment of long-term debt	(200.6)	(120.4)
Proceeds from issuance of debt	210.1	75.0
Payment of dividends	(20.7)	(34.9)
	--------------------	------------------
Net Cash Used in Financing Activities	(80.3)	(312.2)
	--------------------	------------------

Effect of exchange rate changes on cash and cash equivalents	9.1	6.0
	--------------------	------------------
Net Change in Cash and Cash Equivalents	(6.9)	(191.6)

Cash and Cash Equivalents - Beginning of Period	465.1	534.4
	--------------------	------------------
Cash and Cash Equivalents - End of Period	$458.2	$342.8
	============	==========
Supplemental Cash Flow Disclosures
Cash paid for interest	$ 45.2	$ 42.6
Net cash payments for income taxes	$ 37.7	$ 20.3

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

1.     Comprehensive Income

The following table summarizes components of comprehensive income for the quarter and nine months ended September 27, 2003 and September 28, 2002:

Third Quarter Ended
------------------------------------------------------------------------------------------------------------------
		September 27, 2003			September 28, 2002
		---------------------------------------------------			-------------------------------------------
	Pre-tax Amount	Tax Benefit (Expense)	Net-of-tax Amount	Pre-tax Amount	Tax Benefit (Expense)	Net-of-tax Amount
	--------------	--------------	---------------	--------------	-------------	---------------
Foreign currency translation adjustments	$(15.2)	$ -	$(15.2)	$ 11.7	$ -	$ 11.7
Net gain (loss) on cash flow hedges	1.7	(0.6)	1.1	(13.3)	4.6	(8.7)
Reclassification adjustment into net income for net loss realized on cash flow hedges	0.6	(0.2)	0.4	0.3	(0.1)	0.2
	--------------	--------------	---------------	--------------	---------------	---------------
Other comprehensive (loss) income	($12.9)	$(0.8)	(13.7)	$ (1.3)	$4.5	3.2
	========	========		========	========
Net income			32.3			9.4
			---------------			---------------
Total comprehensive income			$18.6			$12.6
			=========			=========

Nine Months Ended
------------------------------------------------------------------------------------------------------------------
		September 27, 2003			September 28, 2002
		-------------------------------------------			-------------------------------------------
	Pre-tax Amount	Tax Benefit (Expense)	Net-of-tax Amount	Pre-tax Amount	Tax Benefit (Expense)	Net-of-tax Amount
	--------------	--------------	---------------	--------------	-------------	---------------
Foreign currency translation adjustments	$40.7	$ -	$40.7	$38.2	$ -	$38.2
Net loss on cash flow hedges	(0.3)	0.1	(0.2)	(16.9)	5.8	(11.1)
Reclassification adjustment into net income for net loss realized on cash flow hedges	1.6	(0.5)	1.1	1.6	(0.5)	1.1
Unrealized holding loss on available for sale securities	-	-	-	(4.5)	1.7	(2.8)
Reclassification adjustment for net gains realized in net income on available for sale securities	-	-	-	(27.6)	9.5	(18.1)
	--------------	--------------	---------------	--------------	---------------	---------------
Other comprehensive income	$42.0	$(0.4)	41.6	$ (9.2)	$16.5	7.3
	========	========		========	========
Net income			76.2			40.1
			---------------			---------------
Total comprehensive income			$117.8			$47.4
			=========			=========

2.     Restructuring Charges and Asset Write-offs

Profitability Improvement Program and Transfer of PureVision Manufacturing

In July 2002, the company announced plans to improve operating profitability through a comprehensive program which included plant closures and consolidations; manufacturing efficiencies and yield enhancements; procurement process enhancements; the rationalization of certain contact lens and surgical product lines; distribution initiatives; and the development of a global information technology (IT) platform. This program included the elimination of approximately 465 jobs worldwide associated with those actions. Restructuring charges and asset write-offs of $22.8 before taxes associated with these initiatives were recorded in the third quarter of 2002. The company also recorded a pre-tax amount of $3.7 during the third quarter of 2002 for severance associated with the elimination of approximately 145 jobs due to the transfer of PureVision extended wear contact lens manufacturing from the U.S. to Waterford, Ireland following a ruling against the company in a U.S. patent lawsuit. (See Note 15 - Other Matters for discussion of current litigation pertaining to the PureVision contact lens product line.)
     The following table summarizes the activity for the Profitability Improvement Program and the transfer of PureVision manufacturing:
	Severance and Other Related Expenses	Asset Write- offs	Total
	------------------	------------------	------------------

Net charge during 2002	$23.1	$ 3.4	$26.5
Asset write-offs during 2002	-	(3.4)	(3.4)
Cash payments during 2002	(6.0)	-	(6.0)
	------------------	------------------	------------------
Remaining reserve at December 28, 2002	17.1	-	17.1
Cash payments during 2003	(5.9)	-	(5.9)
	------------------	------------------	------------------
Remaining reserve at September 27, 2003	$11.2	$ -	$11.2
	==========	==========	==========

     As of September 27, 2003, 347 jobs had been eliminated under this restructuring program with $11.9 of related costs being charged against the liability. Actions in this restructuring program are expected to be completed by the end of 2003. In addition to job eliminations, the above actions resulted in $3.4 of asset write-offs for machinery and equipment. The disposition and/or decommissioning of these assets occurred in the third quarter of 2002.

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
     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Restructuring charges and charges related to certain significant events, although related to specific segments, are also excluded from management basis results. The accounting policies used to generate segment results are the same as the company's overall accounting policies. Inter-segment sales were $125.4 and $347.1 for the quarter and nine months ended September 27, 2003, respectively, and $112.0 and $328.4 for the same periods in 2002. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the table below.
     The following table presents net sales and operating income by business segment and presents total company operating income for the quarters and nine months ended September 27, 2003 and September 28, 2002. The restructuring reserve and asset write-offs are described in Note 2 - Restructuring Charges and Asset Write-offs.
	Third Quarter Ended
	------------------------------------------------------------------------------------
	September 27, 2003		September 28, 2002
	----------------------------------------		--------------------------------------
	Net Sales	Operating Income	Net Sales	Operating Income
	--------------	------------------	--------------	------------------

Americas	$234.7	$78.5	$221.4	$75.5
Europe	171.2	46.3	148.9	36.6
Asia	102.9	29.3	96.4	29.4
Research, Development & Engineering	-	(44.2)	-	(36.2)
Global Supply Chain	-	(28.8)	-	(33.7)
	--------------	------------------	--------------	------------------
	508.8	81.1	466.7	71.6
Corporate administration	-	(19.8)	-	(14.9)
Restructuring reserve and asset write-offs	-	-	-	(25.5)
	--------------	------------------	--------------	------------------
	$508.8	$61.3	$466.7	$31.2
	========	==========	========	==========

	Nine Months Ended
	------------------------------------------------------------------------------------
	September 27, 2003		September 28, 2002
	----------------------------------------		--------------------------------------
	Net Sales	Operating Income	Net Sales	Operating Income
	--------------	------------------	--------------	------------------

Americas	$661.6	$199.8	$ 630.1	$177.7
Europe	526.9	148.8	449.8	111.8
Asia	280.9	70.7	259.4	72.5
Research, Development & Engineering	-	(129.3)	-	(105.8)
Global Supply Chain	-	(83.1)	-	(75.9)
	--------------	------------------	--------------	------------------
	1,469.4	206.9	1,339.3	180.3
Corporate administration	-	(49.6)	-	(45.4)
Restructuring reserve and asset write-offs	-	-	-	(49.0)
	--------------	------------------	--------------	------------------
	$1,469.4	$ 157.3	$1,339.3	$ 85.9
	========	==========	========	==========

     Net sales in markets outside the U.S. totaled $296.5 and $869.9 in the third quarter and nine months ended September 27, 2003, respectively, compared with $265.7 and $769.5 for the same 2002 periods. Net U.S. sales totaled $212.3 and $599.5 in the third quarter and nine months ended September 27, 2003, respectively, compared with $201.0 and $569.8 for the same prior-year periods. The company's operations in Japan generated over 10% of product net sales in the third quarter of 2003 and 2002 totaling $51.0 and $48.7, respectively. No country generated over 10% of total product sales during the nine months ended September 27, 2003 and September 28, 2002. No single customer generated over 10% of total product net sales during the third quarters and nine months ended 2003 and 2002.

4.     Inventories, Net

	September 27, 2003	December 28, 2002
	-----------------------	---------------------
Raw materials and supplies	$ 44.4	$ 50.0
Work in process	22.1	21.3
Finished products	151.3	137.2
	-----------------------	---------------------
	$217.8	$208.5
	=============	============

5.     Property, Plant and Equipment, Net

     The following table reflects the major classes of property, plant and equipment:

	September 27, 2003	December 28, 2002
	-----------------------	---------------------
Land	$ 17.2	$ 16.4
Buildings	320.2	316.8
Machinery and equipment	923.0	879.4
Leasehold improvements [1]	32.4	27.6
	-----------------------	---------------------
	1,292.8	1,240.2

Less accumulated depreciation	(767.5)	(702.7)
	-----------------------	---------------------
	$ 525.3	$ 537.5
	=============	============

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
     The changes in the carrying amount of goodwill for the year ended December 28, 2002 and the nine months ended September 27, 2003, are as follows:
	Americas	Europe	Asia	Global Supply	RD&E	Total
	--------------	----------	--------	----------	---------	-----------
Balance at December 29, 2001	$176.4	$231.6	$ 9.4	$ 37.1	$ -	$454.5
Intangibles reclassified to goodwill	110.1	35.5	0.2	0.2	-	146.0
Elimination of deferred tax liabilities	(0.3)	(10.0)	-	-	-	(10.3)
Reclassification to Global Supply as described in Note 3 - Business Segment Information	(283.0)	(256.0)	(2.2)	541.2	-	-
Acquisition of distributorship	-	6.8	-	-	-	6.8
Other (primarily currency effect)	(1.9)	12.9	0.5	27.5	-	39.0
	--------------	----------	--------	----------	---------	-----------
Balance at December 28, 2002	1.3	20.8	7.9	606.0	-	636.0
Acquisition of additional interest in joint ventures	-	-	3.5	-	-	3.5
Other (primarily currency effect)	0.3	2.7	0.4	27.5	-	30.9
	--------------	----------	--------	----------	---------	-----------
Balance at September 27, 2003	$ 1.6	$ 23.5	$ 11.8	$633.5	$ -	$670.4
	========	======	=====	======	=====	======

7.     Acquired Intangible Assets

In connection with the company's adoption of SFAS No. 142, Goodwill and Intangible Assets, the company also reassessed the remaining useful lives of its intangible assets and determined that certain acquired trade names required a reduction in their remaining useful lives. A change in the company's strategies and business objectives indicated that a reduction in the remaining useful lives of certain trade names was appropriate. Remaining useful lives of trade names associated with the Chiron, Storz and Groupe Chauvin acquisitions were reduced from 16, 36 and 29 years to 7, 10 and 15 years, respectively. The remaining useful lives were revised by the company based upon current strategies and objectives, an assessment of product characteristics, the pace of technological advancement and trends in the market place. This change in accounting estimate was applied prospectively as of December 30, 2001 and accounted for $0.8 and $2.3 of amortization expense, net of tax, during the quarter and nine months ended September 27, 2003 and September 28, 2002, respectively.
     As described in Note 6 - Accounting for Goodwill and Intangibles, the company acquired a third-party distributor during September 2002. Intangible assets, consisting of customer contracts, were assigned a fair value of $0.6 and are included in the table below.
     The components of intangible assets as of September 27, 2003 and December 28, 2002 are as follows:

	September 27, 2003		December 28, 2002
	---------------------------------------		---------------------------------------
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	--------------------	------------------	------------------	-------------------
Trade names	$ 92.4	$ 25.1	$ 89.9	$18.6
Technology and patents	84.2	60.4	83.7	55.0
Developed technology	74.8	11.5	70.5	8.2
License agreements	33.4	11.8	31.9	8.7
Intellectual property	25.9	4.3	25.9	2.7
Physician information & customer database	20.6	2.1	19.1	1.5
Customer contracts	0.7	0.6	0.6	0.1
	--------------------	------------------	------------------	-------------------
	$332.0	$115.8	$321.6	$94.8
	===========	==========	==========	===========

     Amortization expense of intangibles was $6.3 and $19.4 for the quarter and nine months ended September 27, 2003, respectively, and $6.3 and $18.7 for the same periods in 2002. Estimated amortization expense of intangibles presently owned by the company for each of the next five succeeding fiscal years is as follows:

Fiscal year ended	Amount
December 27, 2003	$25.9
December 25, 2004	24.2
December 31, 2005	23.8
December 30, 2006	22.4
December 29, 2007	21.0

8.     Minority Interest

The minority interest in subsidiaries at December 29, 2001 primarily represented an outside partnership interest of 22% in Wilmington Partners L.P. (the Partnership). The remaining partnership interests were held by four wholly owned subsidiaries of the company. The Partnership was a separate legal entity from the company, but for financial reporting purposes, assets, liabilities and results of operations from the Partnership were included in the company's consolidated financial results. The outside investor's limited partnership interest was recorded as minority interest totaling $200.0 in the company's consolidated financial statements at December 29, 2001. During March 2002, the outside partner exercised its put right for all of its partnership interest, and the company recorded a one-time early liquidation premium of $7.0, net of taxes, in connection with the early termination of the outside partner's interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred in May 2002. The payment was funded through existing cash reserves and borrowings of $75.0 against the company's existing syndicated revolving credit agreement, which was repaid by the company in July 2002. The minority interest liability at September 27, 2003 and at December 28, 2002 represents the company's outside partnership interests in non-U.S. commercial and manufacturing joint ventures, which are fully consolidated in the company's results.

9.     Related Party Transaction

In April 2003 the company advanced $9.3 million to Control Delivery Systems (CDS), a strategic partner in the development of implant technology for treating retinal and other back-of-the-eye diseases in which it has an equity interest. Such advances have been recoverable through the company's ability to apply such amounts to future obligations due under an arrangement with CDS to provide research and development activities as to certain technologies; the achievement of certain milestones such as the completion of clinical testing, NDA filings, and FDA approvals; royalty payments; or through cash repayment by CDS. In May 2003, the company and CDS announced a delay of up to three years in the regulatory filing for the DME indication for its proposed Retisert implant. The primary reason for the delay was the FDA's indication that it will require additional safety data before considering an application for approval for this indication. As a result, the company has reevaluated its role in the on-going development and approval process and intends to conduct and supervise directly the day-to-day development and clinical activities, after a brief transition period. The company now primarily bases the recoverability of the funds advanced on the future milestones and royalties or repayment by CDS, as they are no longer performing research and development activity on our behalf. The achievement of the milestone payments and the eventual commercialization of the product are not completely controllable by the company and are subject to the ordinary risks associated with the development and approval of any FDA controlled product. Therefore, the company recorded a $4.1 million reserve in the second quarter of 2003 to reflect this uncertainty.

10.     Commitments and Contingencies

Lines of Credit The company guarantees indebtedness of its subsidiaries under lines of credit used for working capital. Availability under such lines of credit totaled approximately $50.5 and $75.0 with total outstanding balances of $0.0 and $1.4 at September 27, 2003 and December 28, 2002, respectively.

Letters of Credit The company had outstanding standby letters of credit totaling approximately $20.4 and $24.7 at September 27, 2003 and December 28, 2002, respectively, to ensure payment of possible workers' compensation, product liability, and other insurance claims. At September 27, 2003 and December 28, 2002, the company had recorded liabilities of approximately $14.3 and $15.2, respectively, as it relates to insurance claims. The balance at December 28, 2002 included an $8.8 standby letter of credit to ensure payment of an $8.5 Industrial Development Revenue Bond originally due in 2015, which was repaid during September 2003.

Guarantees The company guarantees a mortgage held by a strategic research and development partner. The mortgage is secured by the property with an appraised value of $5.3. The company's guarantee has a five-year term expiring July 2007. At September 27, 2003 and December 28, 2002, the guarantee totaled approximately $4.0. This guarantee would require payment from the company in the event of default by the research partner and failure of the security to fully satisfy the then outstanding debt.
     The company also guarantees a lease obligation of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amount guaranteed at September 27, 2003 and December 28, 2002 was approximately $10.0. In the event of default, the guarantee would require payment from the company. Sublease rights as specified under the agreement would reduce the company's exposure.
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

Environmental Indemnifications The company has certain obligations for environmental remediation and Superfund matters related to current and former company sites. There have been no material changes to estimated future remediation costs as reflected in the Notes to Financial Statements in the company's 2002 Annual Report on Form 10-K. The company does not believe that its financial position, results of operations, and cash flows are likely to be materially affected by environmental liabilities.

Other Commitments and Contingencies The company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business as described in Note 15 - Other Matters.

Product Warranties The company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the company's product warranty liability for the year ended December 28, 2002 and the nine months ended September 27, 2003 are as follows:

Balance at December 29, 2001	$ 8.1
Accruals for warranties issued	5.2
Changes in accruals related to pre-existing warranties	(1.4)
Settlements made	(6.0)
------------------
Balance at December 28, 2002	5.9
Accruals for warranties issued	6.0
Changes in accruals related to pre-existing warranties	(1.1)
Settlements made	(3.4)
------------------
Balance at September 27, 2003	$7.4
==========

Deferred Service Revenue Service revenue is derived from service contracts on surgical equipment sold to customers and is recognized over the term of the contracts while costs are recognized as incurred. Changes in the company's deferred service revenue for the year ended December 28, 2002 and the nine months ended September 27, 2003 are as follows:
Balance at December 29, 2001	$2.1
Accruals for service contracts	9.1
Changes in accruals related to pre-existing service contracts	(0.1)
Revenue recognized	(6.2)
------------------
Balance at December 28, 2002	4.9
Accruals for service contracts	9.0
Changes in accruals related to pre-existing service contracts	0.5
Revenue recognized	(9.0)
------------------
Balance at September 27, 2003	$5.4
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
     For effective fair value hedge transactions in which the company is hedging changes in the fair value of liabilities, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For fair value hedge transactions where the short-cut method is not permitted to assess effectiveness, gains and losses arising from any ineffectiveness are recognized in the period in which they occur. In August 2003, the company issued $210.0 in concurrent offerings of notes and convertible notes. The first was a $50.0 public offering of five-year fixed rate senior notes with a coupon rate of 5.90%. The company simultaneously executed an interest rate swap with a notional amount of $50.0 converting the notes to a floating rate. This swap is designated as a fair value hedge. The second offering was a $160.0 placement of floating-rate convertible senior notes due in 2023 with two embedded derivatives, a bond parity clause and a contingent interest provision. The embedded derivatives had a $0.0 fair value at September 27, 2003. Interest rate swaps with an aggregate notional amount of $379.6, classified as fair value hedges, were outstanding at September 29, 2002 and were terminated during October 2002.
     For cash flow hedge transactions in which the company is hedging the fluctuation of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in income in the periods in which income is impacted by the fluctuation of the cash flows of the hedged item. Reclassifications from other comprehensive income into income were a $0.6 and $0.3 pre-tax loss for the quarters ended September 27, 2003 and September 28, 2002, respectively. Year-to-date, net pre-tax losses of $1.6 for the periods ended September 27, 2003 and September 28, 2002 were reclassified from other comprehensive income into income. As of September 2003, an estimated $3.1 pre-tax net loss was expected to be reclassified into income over the next twelve months.
     A $200.0 interest rate lock designated to hedge the benchmark interest rate associated with ten semiannual interest payments on future forecasted borrowings was outstanding at September 28, 2002. During the fourth quarter of 2002, the hedging instrument was extended and re-designated to hedge the benchmark interest rate associated with the ten semi-annual interest payments on the forecasted borrowing. On November 18, 2002, the company issued $150.0 of fixed rate debt and the amount associated with the cash flow hedge was recorded to other comprehensive income and is being amortized to interest expense in the period in which interest expense related to the debt is recognized. The remaining $50.0 of the cash flow hedge was re-designated to hedge the benchmark interest rate associated with the ten semi-annual interest payments on future forecasted borrowings and was settled during the first quarter of 2003. Simultaneous with the hedge settlement, the company entered into a new $50.0 cash flow hedge, which was designated to hedge the benchmark interest rate associated with ten semiannual interest payments on future forecasted borrowings. This $50.0 cash flow hedge was settled in July 2003 in conjunction with the company's $50.0 public offering of five-year fixed rate senior notes. The amount associated with the settlements during 2003 was recorded to other comprehensive income and is being amortized to interest expense in the period in which interest expense related to the hedged debt is recognized. A $65.0 interest rate swap that was designated as a cash flow hedge at September 28, 2002, matured in December 2002.
     In addition, the company had $43.3 and $462.0 of outstanding foreign exchange forward contracts classified as cash flow hedges as of September 27, 2003 and September 28, 2002, respectively. The decline in the contracts was primarily due to the company's decision to permanently invest an intercompany loan in its Europe region. This permanent investment eliminated the ongoing exposure of principal and interest payments to fluctuations in foreign currency exchange rates and therefore the need to hedge such exposure.
     For instruments designated as either fair value or cash flow hedges, a reduction in net interest expense of $0.2 was recognized for hedge ineffectiveness for the quarter ended March 29, 2003. Hedge ineffectiveness had no impact on income for the quarters ended June 28, 2003 or September 27, 2003. For the quarter and nine months ended September 28, 2002, net interest expense of $0.1 and a reduction to net interest expense of $0.2 was recognized for hedge ineffectiveness, respectively.
     Foreign exchange forward contracts have varying maturities up to, but not generally exceeding, one year with cash settlements made at maturity based upon rates agreed to at contract inception and then current market rates. Instruments designated to hedge foreign currency exposures of net investments in non-U.S. subsidiaries resulted in a net after-tax gain of $5.7 and a net after-tax loss of $0.1 for the quarters ended September 27, 2003 and September 28, 2002, respectively, which were included in the cumulative translation adjustment. Year-to-date, a net after-tax loss of $2.0 and $0.5 were included in the cumulative translation adjustment for the periods ended September 27, 2003 and September 28, 2002, respectively. The company had designated foreign denominated intercompany loans and foreign currency contracts with notional amounts of $163.0 and $11.7 respectively, as hedges of net investments in non-U.S. subsidiaries as of September 27, 2003 and September 28, 2002, respectively. During October 2002, the company terminated the contracts with a notional amount of $11.7.

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

13.     Stock Compensation Plans

The company grants stock options under several stock-based compensation plans, which typically vest ratably over three years and expire ten years from the date of grant. Vesting is contingent upon a continued employment relationship with the company. The company also issues restricted stock awards to officers and other key personnel. These awards have vesting periods up to seven years with vesting criteria based on continued employment until applicable vesting dates and, in some cases, based on the attainment of specific performance goals such as average sales and cumulative earnings per share targets. The company measures stock-based compensation for option grants under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended. Accordingly, given the fixed nature of the equity instruments granted under such plans, no compensation cost has been recognized other than for restricted stock awards. Compensation expense for restricted stock grants is recorded based on applicable vesting criteria and for those awards with performance goals, as such goals are met. The company's net income and earnings per share would have been reduced to the pro forma amounts shown in the periods below if compensation cost had been determined based on the fair value at the grant dates using the Black-Scholes option-pricing model in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123 and SFAS No. 123, Accounting for Stock-Based Compensation:
	Third Quarter Ended		Nine Months Ended
	-----------------------------------		------------------------------------
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
	---------------	---------------	---------------	---------------
Net income, as reported Stock-based compensation cost included in reported net income, net of tax	$32.3 0.3	$9.4 1.4	$76.2 2.3	$40.1 3.3
Stock-based compensation cost determined under the fair value method for all awards, net of tax	(3.2)	(4.8)	(10.6)	(14.2)
	---------------	---------------	---------------	---------------
Pro forma net income	$29.4	$6.0	$67.9	$29.2
	---------------	---------------	---------------	---------------
Basic earnings per share:
As reported	$0.61	$0.18	$1.43	$0.75
Pro forma	0.56	0.11	1.28	0.54
	---------------	---------------	---------------	---------------
Diluted earnings per share:
As reported	$0.60	$0.17	$1.42	$0.74
Pro forma	0.55	0.11	1.27	0.54
	---------------	---------------	---------------	---------------

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
     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides guidance on alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. In addition, this statement amends Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure provisions of this statement were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The company grants stock options under several stock-based compensation plans, as described in Note 13 - Stock Compensation Plans, all of which are accounted for under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.
     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the Interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this Interpretation were effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation are effective for the first reporting period ending after December 15, 2003. The company has determined that it has engaged in research, development and commercialization arrangements with two variable interest entities as described in the Off-Balance Sheet Arrangements Section of Management's Discussion and Analysis of Financial Condition and Results of Operations. However, the company is not the primary beneficiary in either arrangement and has determined that the consolidation requirement of this Interpretation is not applicable.
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. For these issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The company adopted SFAS No. 149 prospectively, as applicable, in the third quarter of 2003 with no effect on its financial position.
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires a financial instrument that is within its scope to be classified as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity under previous guidance. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption. The company adopted the provisions of SFAS No. 150, as applicable, in the third quarter of 2003 with no impact on its financial position.
     In May 2003, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company has adopted the provisions of this Issue with no impact on its results of operations.

15.     Other Matters

A shareholder lawsuit, filed in the U.S. District Court for the Western District of New York on April 13, 2001, is pending against the company, and its Chief Financial Officer, Stephen C. McCluski, and former Chairman and Chief Executive Officer, William M. Carpenter, and former President, Carl E. Sassano. All direct claims against Mr. McCluski have been dismissed by the Court. Additionally, certain claims against the company and certain direct claims against Messrs. Carpenter and Sassano have been dismissed. In the plaintiffs' remaining direct and secondary claims it is alleged that the value of the company's stock was inflated artificially by alleged false and misleading statements about expected financial results. The plaintiffs seek to represent a class of shareholders who purchased company common stock between January 27, 2000 and August 24, 2000. On October 15, 2001, the April 13, 2001 matter was consolidated with other matters raising similar claims. The company intends to continue defending itself vigorously against these claims. The company cannot at this time estimate with any certainty the impact of the remaining claims on its financial position.
     The company and its subsidiaries have been involved in several patent proceedings relating to silicon hydrogel contact lens technology, including its PureVision contact lens product line. Five of these proceedings were commenced by CIBA Vision Corporation (CIBA) and related entities, in each case alleging that the PureVision lens product infringes intellectual property held by them. The first of these lawsuits was filed on March 8, 1999 in the U.S. District Court for the Northern District of Georgia, followed by other lawsuits commenced in the Federal Court of Melbourne, Australia (filed on February 29, 2000), the U.S. District Court for the District of Delaware (filed on May 3, 2001), the Administrative Court of Duesseldorf, Germany (filed on September 7, 2001) and the High Court in Dublin, Ireland (filed on March 11, 2003). A ruling in the Delaware matter has resulted in the company discontinuing sale of its PureVision lenses in the U.S. until April 27, 2005. The Georgia matter involves additional CIBA U.S. patents which expire in 2014. In this matter, discovery has closed and following the Court's July 8, 2003 order denying the company's motions for summary judgment, the company now anticipates that a trial date will be set for 2004. The trial in the Australia matter commenced on October 7, 2003. On September 17, 2003, the European Patent Office ruled that the Novartis AG patent at issue in the German and Irish suits is invalid. As a result, the parties have agreed to stay action on an earlier patent infringement ruling by the German court and the company has resumed the sale of PureVision contact lenses in Germany. It is anticipated that Novartis AG will appeal the European Patent Office decision. Additionally, the company has requested that the German Patent Office cancel Novartis AG's German Utility Model Registration. The company cannot at this time estimate with any certainty the impact on its financial position of the pending lawsuits described above. The company intends to defend itself vigorously against all claims asserted by CIBA.
     The company has filed three related proceedings against CIBA pertaining to CIBA's Night & Day product line. Specifically, on November 6, 2001, the company filed a patent infringement lawsuit against CIBA in the U.S. District Court for the Western District of New York relative to a patent the company holds for hydrogel materials. CIBA has filed two motions for summary judgment in this action. The Court has heard argument on one motion and has reserved decision. The second motion has been briefed by the parties, but a motion hearing date has not been established. The company has commenced two additional patent infringement lawsuits against CIBA in the U.S. District Court for the Western District of New York. The first, commenced on July 22, 2003, relates to an additional patent the company holds for hydrogel materials. The second, commenced on November 6, 2003, is under a manufacturing process patent held by the company. The company intends to pursue vigorously its claims against CIBA in these actions. The company cannot at this time estimate with any certainty the impact on its financial position of the lawsuits filed by the company against CIBA.
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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements and the company's 2002 Annual Report on Form 10-K, contains management's discussion and analysis of the company's results of operations and liquidity, and an updated outlook. References within this financial review to earnings per share refer to diluted earnings per share.
     The company reported income from continuing operations before cumulative effect of change in accounting principle of $32 or $0.60 per share and $77 or $1.44 per share for the quarter and nine months ended September 27, 2003, respectively, compared to $9 or $0.17 per share and $40 or $0.74 per share for the same periods in 2002. Net income for the nine months ended September 27, 2003 includes a charge of $1 or $0.02 per share as a cumulative change in accounting principle related to the adoption of SFAS No. 143 on December 29, 2002 as described in Note 5 - Property, Plant and Equipment, Net. A reconciliation of net income and earnings per share to income from continuing operations and earnings per share from continuing operations is presented below:

	Third Quarter Ended				Nine Months Ended
	-------------------------------------------------------				-------------------------------------------
	September 27, 2003		September 28, 2002		September 27, 2003		September 28, 2002
	-----------------------		------------------------		------------------		-------------------
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
	---------	---------	----------	---------	---------	---------	----------	----------
Net income	$32.3	$0.60	$ 9.4	$0.17	$76.2	$1.42	$40.1	$0.74
Cumulative effect of change in accounting principle, net of taxes, due to adoption of SFAS No. 143	-	-	-	-	0.9	0.02	-	-
	---------	---------	---------	---------	---------	---------	---------	---------
Income from continuing operations before cumulative effect of change in accounting principle	$32.3	$0.60	$ 9.4	$0.17	$77.1	$1.44	$40.1	$0.74
	---------	---------	----------	---------	---------	---------	---------	---------
Average Shares Outstanding - Diluted (000's)		53,379		54,030		53,486		53,964
		=======		=======		=====		=====

The following paragraph summarizes certain significant items impacting company results for the quarter and nine months ended September 28, 2002.
     The company recorded restructuring charges and asset write-offs of $26 before taxes during the third quarter of 2002 related to the Profitability Improvement Program announced during the third quarter of 2002 as well as severance associated with the transfer of PureVision manufacturing to Waterford, Ireland (see Note 2 - Restructuring Charges and Asset Write-offs). Additionally, a $1 pre-tax reversal of previously recorded restructuring charges related to the 2001 restructuring program was recorded during the third quarter of 2002. During the first quarter of 2002, the company recorded restructuring charges and asset write-offs of $24 before taxes related to the second phase of the 2001 restructuring program designed to reduce ongoing operating costs. Pre-tax gains on the sale of the company's remaining equity interest in a previously divested entity of $28 were realized in the first quarter of 2002. Also during the first quarter of 2002, an outside partner exercised its put right for all of its partnership interest and the company recorded a one-time early liquidation premium as an after-tax minority interest charge of $7. The significant items already reflected in after-tax net income for the nine months ended September 28, 2002 aggregated to contribute to a net after-tax decline of $21 or $0.39 per share.
     There were no similar items impacting company results during the third quarter and nine months ended September 27, 2003.

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

Net Sales By Business Segment and Geographic Region

Total net sales for the third quarter and nine months ended September 27, 2003 were $509 and $1,469, respectively. This represents a $42 or a 9% increase compared to the prior-year third quarter and a $130 or a 10% increase for the first nine months. On a constant-currency basis, net sales increased 5% for the quarter and 3% year-to-date.
     Net sales in markets outside the U.S. totaled $297 in the third quarter of 2003, an increase of $31 or 12% for the quarter compared with the same 2002 period. Year-to-date, net sales were $870, an increase of $100 or 13% from the prior-year period. Net sales outside the U.S. for the quarter represented approximately 58% of consolidated net sales in 2003 and 57% for the comparable period in 2002. Year-to-date, net sales outside the U.S. represented approximately 59% of consolidated net sales in 2003 and 57% in 2002. On a constant-currency basis, net sales outside the U.S. increased 4% for the quarter and 2% year-to-date.
     Net U.S. sales totaled $212 in the third quarter of 2003, an increase of $11 or 6% from the comparable quarter period in 2002. Year-to-date, net U.S. sales totaled $599 representing an increase of $30 or 5% compared to the prior-year period. Net U.S. sales for the quarter- and year-to date represented approximately 42% and 41%, respectively, of consolidated net sales in 2003 and 43% for the same 2002 periods. For the third quarter of 2003 and 2002, U.S. revenues represented approximately 91% of the Americas segment revenue. Year-to-date, U.S. revenues represented 91% of the Americas segment revenue compared to 90% for the same 2002 period.

Americas

The Americas segment's net sales for the quarter were $235, reflecting a 6% increase (5% in constant currency) compared to the prior year. Year-to-date, net sales of $661 increased 5% in actual dollars and in constant currency from 2002. During the third quarter, the segment experienced gains in its contact lens, lens care, pharmaceuticals and cataract and vitreoretinal product categories, partially offset by declines in refractive net sales. Contact lens net sales increased 8% (7% in constant currency) in the third quarter of 2003 compared to the same quarter last year. Year-to-date contact lens net sales were flat in actual dollars and in constant currency. Excluding revenues from PureVision contact lenses in 2002, reflecting the company's inability to sell PureVision lenses in 2003 in the U.S. (see Note 15 - Other Matters for discussion of current litigation pertaining to the PureVision contact lens product line), Americas contact lens sales increased about 14% and 10% in the third quarter and nine month periods, respectively. This growth can be attributed to higher sales of the company's five newest lens products (excluding PureVision), largely due to incremental sales of SofLens Multi-Focal which was introduced in the fourth quarter of 2002. Growth in lens care net sales in the Americas region was driven by the company's ReNu brand of lens care products. Pharmaceuticals revenue in the Americas increased during the quarter and for the first nine months, compared to the same 2002 periods, fueled by strong sales in the company's lines of ocular vitamins, including Ocuvite PreserVision, and multisource pharmaceuticals products. These growth trends were partially offset by lower sales of proprietary products. Third quarter growth in cataract and vitreoretinal net sales in the America's segment reflects higher sales of viscoelastics, surgical instruments and disposables. Year-to-date declines in cataract and vitreoretinal net sales are attributable to lower sales of IOLs and viscoelastic products. Refractive net sales for this segment declined during the third quarter and nine-month period. Higher sales of per-procedure cards were more than offset by lower sales of lasers and microkeratome blades.

Europe

Net sales in the Europe segment were $171 for the quarter, an increase of 15% (4% in constant currency) from the prior-year quarter. Year-to-date, net sales were $527, an increase of 17% (1% in constant currency) from 2002. For the quarter, the segment posted increases in contact lenses, pharmaceuticals and cataract and vitreoretinal product categories, both in actual dollars and constant currency. The increase in lenses was driven by strong sales in the company's newest lens products including initial revenues from the introduction of SofLens Multi-Focal lenses in the first quarter of 2003. Sales growth for these new lens offerings were dampened by declines in PureVision contact lenses where third quarter sales had been affected by uncertainty surrounding the German injunction (see Note 15 - Other Matters for discussion of this and other current litigation pertaining to the PureVision contact lens product line). Lens care product sales increased in actual dollars in the quarter and year-to-date, however, declined on a constant-currency basis as growth in its lines of chemical disinfectants and rigid gas permeable solutions and currency benefits were offset by declines in other lens care products. Pharmaceutical product sales during the third quarter continue to reflect increased distribution for ocular vitamins, including incremental sales from the ongoing launch of PreserVision into additional markets in the Europe region. However, year-to-date pharmaceutical sales decreased on a constant currency basis reflecting the impact from the company's decision in the second half of 2002 to exit certain non-strategic product lines acquired with Groupe Chauvin. European cataract and vitreoretinal sales posted strong gains during the quarter- and nine-month periods. Across the region, this growth was driven by higher sales of IOLs (most notably the Akreos acrylic lens) and disposables used with the Millennium phacoemulsification system. Spain continues to make a significant contribution to overall cataract and vitreoretinal product sales growth as a result of the company's purchase of a distributor business in September 2002. The European refractive business continues to be negatively impacted by weak procedural demand. Higher sales of Zyoptix cards and service revenue during the quarter and year-to-date were more than offset by declines in most other refractive equipment product lines.

Asia

The Asia segment's net sales totaled $103 for the quarter, an increase from the prior year of 7%. In constant currency, the increase was 5%. Year-to-date net sales totaled $281 representing an 8% increase (4% in constant currency). For the quarter- and year-to-date periods, the Asia segment experienced growth in contact lenses and lens care both in actual dollars and in constant currency. Gains in the contact lens product category were led primarily by continued increases in the company's new contact lens offerings, particularly SofLens66 Toric, which continued to generate strong gains in the Japanese market. Growth in lens care net sales continues to be driven by ReNu branded products. Increases were noted in Japan as well as in the major markets that had been impacted by SARS earlier in the year. Asia's surgical business experienced declines in the quarter and year-to-date in actual dollars and in constant currency. Lower IOL sales in Japan led the declines in cataract and vitreoretinal revenues. Higher sales of lasers were more than offset by lower sales of microkeratomes and related refractive products. Overall, the major markets in this region appear to have rebounded from the SARS epidemic, which negatively impacted sales in the second quarter.

Net Sales by Major Product Lines

The following table presents net sales by major product lines for the quarters and nine months ended September 27, 2003 and September 28, 2002.

	Third Quarter Ended		Nine Months Ended
	----------------------------------		----------------------------------
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
	--------------	--------------	--------------	--------------

Product Category
Contact Lens	$155	$138	$ 437	$ 390
Lens Care	131	122	363	345
Pharmaceuticals	117	104	341	290
Cataract and Vitreoretinal	77	73	239	220
Refractive	29	30	89	94
	--------------	--------------	--------------	--------------
	$509	$467	$1,469	$1,339
	========	========	========	========

Contact Lens Net Sales

Contact lens net sales were $155 for the third quarter of 2003, an increase of 13% compared to the same 2002 period. Year-to-date, net sales were $437, an increase of 12% from the same period in 2002. In constant currency, contact lens net sales increased 8% for the quarter and 5% year-to-date. During the third quarter, each of the company's geographic segments continued to experience strong growth in products within the company's newer lines of lens products which include SofLens66 Toric, SofLens One Day, PureVision, SofLens 59 and SofLens Multi-Focal lenses. Despite difficult comparisons created by the lack of U.S. PureVision lens sales in 2003 compared against a partial third quarter of such revenues in the prior year, these products grew in excess of 20%. Contact lens net sales in the Americas region increased 8% during the third quarter (7% in constant currency) primarily due to incremental sales of SofLens Multi-Focal lenses which were launched in the fourth quarter of 2002 and more than offset the absence of U.S. PureVision sales in 2003 (see Note 15 - Other Matters for discussion of current litigation pertaining to the PureVision contact lens product line). Year-to-date, contact lens net sales in the Americas were flat in actual dollars and in constant currency, compared to the same period in 2002, as the inability to sell PureVision lenses in the U.S offset strong gains in the company's other newer products. Contact lens sales in Europe increased 17% for the quarter (6% in constant currency) and 24% year-to-date (8% on a constant-dollar basis) over the same 2002 periods. These increases were driven primarily by sales of the newer lens offerings and incremental sales from SofLens Multi-Focal, which was launched in the first quarter of 2003 in the Europe region. The only new lens product offering to report declines in Europe during the quarter was PureVision lenses, where sales were affected by uncertainty surrounding the German injunction. On September 17, 2003, the European Patent Office ruled that the Novartis AG patent at issue in the German action is invalid, resulting in a return of PureVision to the German market (see Note 15 - Other Matters for discussion of this and other current litigation pertaining to the PureVision contact lens product line). Asia's third quarter and year-to-date contact lens net sales growth was 12%. On a constant-currency basis, Asia posted 10% and 8% increases for the quarter and nine months, respectively. The company's newer contact lens offerings led this growth, particularly SofLens66 Toric lenses, which registered strong gains in Japan. Major markets, including China, that were impacted by SARS in the second quarter appear to have rebounded and registered healthy growth in the third quarter.

Lens Care Net Sales

Net sales for lens care products were $131 for the third quarter of 2003, an increase of 7% (5% in constant currency) from the same 2002 period. Year-to-date, lens care net sales were $363, an increase of 6% (2% on a constant-currency basis) over the same 2002 period. The company's ReNu brand of chemical disinfectants posted sales gains in each geographic region, leading the overall lens care growth. Third-quarter sales in the Americas region increased 6% in both actual dollars and on a constant-currency basis compared to the same period last year. Year-to-date, lens care revenues in the Americas were up 3% in both actual dollars and in constant currency. Lens care net sales for the Europe region increased 8% in actual dollars for the quarter and nine months ended September 27, 2003, however, decreased 2% and 6% on a constant-currency basis, respectively, from the same 2002 periods. Growth in the company's lines of chemical disinfectants and rigid gas permeable solutions, coupled with favorable impacts from currency, were more than offset by declines in other lens care products. Asia's lens care net sales for the third quarter increased 9% (7% on a constant-currency basis) primarily attributable to the ReNu brand of chemical disinfectants. Increases were noted in Japan as well as in the major markets that had been impacted by SARS during the second quarter. Year-to-date sales increased 10% over the same 2002 period (6% on a constant-currency basis) also driven by the company's ReNu branded products.

Pharmaceuticals Net Sales

Net sales for pharmaceuticals products were $117 for the quarter, an increase of 13% from the same period last year. Excluding the impact of currency, revenues were up 7% for the quarter. Year-to-date, revenues were $341, an increase of 18% over the same period in the prior year (9% in constant currency). Third-quarter increases were noted in both the Americas and Europe regions as gains continue to be driven by the company's lines of ocular vitamins, including Ocuvite PreserVision, and by sales of multisource pharmaceuticals in the Americas region. Pharmaceutical net sales in the Americas were up 8% and 19% (the same on a constant-currency basis) for the quarter and year-to-date, respectively. Continued growth attributable to the factors discussed above was partially offset by lower sales in the company's lines of proprietary products, particularly Lotemax, where third- and fourth-quarter 2002 revenues benefited from wholesalers' buying in advance of an anticipated price increase. In the multisource product line, incremental sales from the company's launch of a generic version of Alphagan (a trademark of Allergan, Inc.) in June of 2003 and higher sales of products under a government contract were partially offset by reduced sales of generic otic products. In Europe, pharmaceuticals net sales were up 17% in actual dollars for the quarter (4% in constant currency). On a year-to-date basis, pharmaceuticals net sales in the Europe region increased 15% but decreased 3% in constant currency. Positive factors such as sales of ocular vitamins including the ongoing launch of PreserVision into additional markets were more than offset by declines in revenues resulting from the company's 2002 decision to exit non-strategic veterinary pharmaceutical product lines acquired with Groupe Chauvin.

Cataract and Vitreoretinal Net Sales

Net sales from the company's cataract and vitreoretinal surgery products for the third quarter of 2003 were $77, an increase of 6% from the same quarter in 2002. Revenues on a year-to-date basis were $239, an increase of 8% over the same 2002 period. Excluding the impact of currency, net sales increased 2% for the quarter and year-to-date. During the quarter, sales increases in the Americas and strong growth in Europe were partially offset by declines in Asia. In the Americas, net sales grew 3% during the third quarter (2% in constant currency) compared to the same quarter last year. The increase was led by higher sales of viscoelastics, surgical instruments and disposables, particularly those used in the company's 25-gauge vitrectomy system. Year-to-date net sales declined 1% in actual dollars and 2% in constant currency as higher sales of surgical instruments and vitreoretinal surgery products were more than offset by declines in other cataract products. Third quarter sales in the Europe region increased 22% in actual dollars and 13% excluding the impact of currency. Year-to-date, net sales increased 26% and 10% in constant currency compared to the same period of 2002. This growth was generated by higher sales of IOLs (most notably the company's Akreos acrylic lens) and disposables used with the company's Millennium phacoemulsification system. Spain continues to make a significant contribution to the overall sales growth. The company is now marketing direct in that country, which is generating favorable comparisons over prior-year periods as Spain had nearly no sales for most of 2002 due to the company's main distributor in that country exiting the business. In Asia, third quarter revenue decreased 23% (26% in constant currency) from the same quarter in 2002 and 4% and 9% in actual dollars and in constant currency year-to-date, respectively. Declines during the third quarter of 2003 are mainly due to lower sales of IOLs in Japan. These trends more than offset higher sales of Millennium modules and viscoelastics.

Refractive Net Sales

Refractive products for the third quarter of 2003 provided $29 in net sales, reflecting a 5% decrease compared to the same period in 2002. On a year-to-date basis, revenues decreased 6% to $89 from the same 2002 period. Excluding the impact of currency, net sales decreased 9% and 11% for the quarter and year-to-date, respectively, over the same periods in 2002. Declines were noted in each geographic region with higher per-procedure card and service revenues more than offset by declines in revenues from capital equipment and microkeratome blades. In the Americas, refractive net sales declined 4% (7% in constant currency) during the third quarter and 2% (4% excluding the impact of currency) year-to-date compared to the same periods in 2002. Sales of per-procedure cards grew close to 60% in the quarter as compared to last year, but these gains were more than offset by lower sales of lasers and diagnostic equipment. The decline in laser sales results in part from the company's strategy to gain U.S. market share by placing equipment which generates an annuity stream. Refractive net sales in Europe declined 8% during the quarter and 6% year-to-date. In constant currency, sales in the Europe region declined 15% and 18% during the quarter and year-to-date, respectively. Continued weak procedural demand brought on by unfavorable consumer sentiment in subdued market conditions has depressed the sales of refractive products in this region. Higher sales of Zyoptix cards and service revenue could not compensate for lower revenues across most other product lines. Sales in Asia declined 5% and 12% (7% and 13% in constant currency) for the quarter and year-to-date, respectively, over the same 2002 periods. Higher sales of lasers during the quarter were more than offset by declines in all other products. These results can be attributed primarily to Korea, where a difficult economic environment has resulted in tightened consumer spending. Year-to-date declines were noted in sales of lasers, cards, and blades.

Costs & Expenses and Operating Earnings

The ratio of cost of products sold to sales was 41% and 42% for the quarter and nine months ended September 27, 2003, respectively, versus 44% for each of the same 2002 periods. The improvement continues to be driven by the company's cost savings generated by its profitability improvement programs, and a continued favorable mix shift, particularly in the company's contact lens and lens care product lines. In addition, a portion of the quarter-over-quarter improvement is due to $2 of expense included in the third quarter of 2002 related to the move of PureVision contact lens manufacturing to Ireland from the U.S. (see Note 15 - Other Matters for discussion of current litigation pertaining to the PureVision contact lens product line) and $3 of obsolescence charges related to the discontinuation of certain lines of intraocular lenses.
     Selling, administrative and general expenses, including corporate administration, were 39% of sales during the third quarter of 2003 compared to 37% of sales for the same 2002 period. The increase was largely due to higher expense associated with the company's deferred compensation and employee benefit plans as well as higher marketing and selling expenses. Year-to-date, selling, administrative and general expenses were 40% of sales in 2003 compared to 39% of sales in 2002. In addition to the items noted in the third quarter, the increase can be attributed to a valuation reserve the company recorded in the second quarter against amounts advanced to Control Delivery Systems (CDS), a strategic partnership arrangement (see Note 9 - Related Party Transaction).
     Research and development expenses totaled $38 and $106 during the third quarter and nine months ended September 27, 2003, respectively. This represented 8% and 7% of third quarter and year-to-date sales in 2003, respectively, and compares to 7% for each of the same periods in 2002. The company will continue its commitment to research and development spending in support of its goal of consistently bringing new products to market.

     As a result of the above factors, operating earnings for the third quarter of 2003 increased $30 to $61, representing 12% of net sales compared to 7% for the same 2002 period. Operating earnings year-to-date increased $71 to $157, representing 11% of net sales compared to 6% for the same 2002 period. In addition to the factors described above, quarter- and year-to-date increases are also the result of restructuring charges and asset write-offs included in the third and first quarters of 2002. A pre-tax charge of $26 was recorded during the third quarter of 2002 related to the company's Profitability Improvement Program announced in July 2002. Also during the third quarter of 2002, the company reversed $1, pre-tax, of restructuring expense associated with its second phase of the 2001 restructuring program. Restructuring charges and asset write-offs of $24, before taxes, were recorded in the first quarter of 2002 which related to the second phase of the company's 2001 restructuring program. (See Note 2 - Restructuring Charges and Asset Write-offs for a discussion of the company's 2001 Program and its Profitability Improvement Program).

Other Income and Expenses

Interest and investment income totaled $5 for the quarter ended September 27, 2003, an increase of $5 compared to the same period in 2002. The 2003 period includes mark-to-market gains on assets held for the company's nonqualified deferred compensation plan. The 2002 period included mark-to-market losses on assets held for the nonqualified deferred compensation plan. Year-to-date 2003 interest and investment income of $11 decreased $30 from the prior year. For the quarter ended March 30, 2002, the company recorded a $28 gain from the sale of Charles River stock and interest income of approximately $6 associated with a federal income tax refund. The 2003 year-to-date interest and investment income also reflects the third quarter 2003 increase explained above.
     Interest expense of $14 and $42 for the quarter and nine months ended September 27, 2003 increased $1 and $4, respectively, compared to the comparable periods in 2002. These increases are largely attributable to the cost of the company's $150 debt issuance during November 2002, the proceeds of which were used primarily for general corporate purposes and the refinancing of existing debt obligations, including the company's $200 minority interest obligation as described in Note 8 - Minority Interest. Expense associated with the $200 minority interest obligation was recorded as minority interest expense through May 2002.
     Foreign currency expenses of $2 and $5 were recognized during the quarter and nine months ended September 27, 2003 compared to $2 and $3 for the same prior-year periods, respectively. These results reflect changes in costs associated with the company's ongoing foreign currency hedging program.

Liquidity and Financial Resources

Cash Flows from Operating Activities

Cash provided by operating activities was $129 and $169 through the third quarter of 2003 and 2002, respectively. Contributing to the decrease in cash flows was a $17 increase in net cash payments for income taxes; higher outflows associated with foreign currency contracts resulting from the unprecedented strengthening of the euro, partly offset by the positive translation benefit from currency on cash balances; and an increase in accounts receivable due primarily to the timing of payments received from customers. Days sales outstanding (DSO) were 84 days at the end of the 2003 third quarter, an increase from 83 days at the end of the comparable period in 2002. The increase in DSO was driven by the Asia region which was impacted by the timing of cash collections.

Cash Flows from Investing Activities

Cash used in investing activities was $64 for the first nine months of 2003 compared to $55 during the same 2002 period. During the first nine months of 2003, capital spending of $58 and the company's first-quarter acquisition of an additional 30% and 20% interest in its Korean commercial and manufacturing joint ventures, respectively, for $6 (as described in Note 6 - Accounting for Goodwill and Intangibles) accounted for the majority of cash used in investing activities. During the same 2002 period, a cash inflow of $37 from the sale of the company's remaining equity interest in Charles River Laboratories, a previously divested entity, was more than offset by a $23 payment for a sale price adjustment related to the disposal of discontinued operations of the eyewear segment and $61 in capital spending.

Cash Flows from Financing Activities

Through the first nine months of 2003, $80 was used in financing activities compared to $312 in the comparable 2002 period. Cash used in financing activities during the first nine months of 2003 consisted primarily of $202 repayments of debt and notes payable, $41 to repurchase one million shares of the company's common stock during the third quarter of 2003 as described in "Access to Financial Markets" below and $31 payment in the first quarter of 2003 to settle forward equity contracts as described in Note 12 - Forward Equity Contracts and $21 of dividend payments. The cash outflow from these activities was partially offset by an inflow of $210 proceeds from the issuance of debt in August 2003 as described below in "Access to Financial Markets." During the first nine months of 2002, cash used in financing activities resulted from a $200 payment made in connection with the early termination of a minority interest obligation as described in Note 8 - Minority Interest, repayments of notes payable and long-term debt of $34 and $120 (including securitized trade receivables of $25), respectively, and $35 for dividend payments, offset by $75 of borrowings under the company's syndicated revolving credit agreement (repaid in July 2002). During April 2002, the Board of Directors approved a reduction in the quarterly dividend as described in the Other Financial Data Section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Position

The company's total debt, consisting of short- and long-term borrowings, was $848 at the end of the third quarter of 2003, up $5 from year-end 2002 and up $92 from September 2002. The ratio of total debt to capital was 44.7% at the end of the third quarter of 2003 and 45.3% at the end of 2002, and 43.1% at September 2002.
     Cash and cash equivalents totaled $458 and $343 at the end of the third quarters of 2003 and 2002, respectively, and $465 at the end of 2002.

Access to Financial Markets

The company's long-term debt rating by Standard & Poor's as of September 27, 2003 was at BBB-. On March 11, 2002, the company was downgraded by Moody's Investors Service as a result of its 2001 performance. The debt rating by Moody's Investors Service, as of September 27, 2003, was Ba1 for long-term debt.
     As a result of the March 2002 downgrade, certain financial transactions became terminable at the option of the holder. These included an outside investor's limited partnership interest which was recorded as minority interest totaling $200; financing covering the company's World Headquarters facility of $63; and securitized trade receivables of $25. During March 2002, the outside partner exercised its put right for its $200 partnership interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred in May 2002 as described in Note 8 - Minority Interest. The payment was funded through existing cash reserves as well as the company's borrowing $75 against its then existing syndicated revolving credit agreement, which was repaid in July 2002. In addition, under their original payment terms, outstanding debt related to the securitized trade receivables was paid in March 2002, and the World Headquarters facility was paid at maturity by the company in December 2002.
     In November 2002, the company issued $150 of five-year 6.95% fixed senior notes under a $500 Shelf Registration filed with the Securities and Exchange Commission in June 2002. In August 2003, the company issued $210 in concurrent offerings of notes and convertible notes. The first offering was a $50 public offering of five-year fixed rate senior notes with a coupon rate of 5.90%, also issued under the $500 Shelf Registration; $300 of which remained available for issuance as of September 27, 2003. The company simultaneously executed an interest rate swap agreement converting the notes to a floating rate. The initial effective cost of the notes, which includes both the impact of the interest rate swap and the settlement of a $50 cash flow hedge designated to hedge the benchmark interest rate in connection with the offering is 5.39%. The second offering was a $160 placement of floating-rate convertible senior notes due in 2023. The notes accrue interest at six-month LIBOR plus 0.5% with the rate reset on a semiannual basis in advance. The initial interest rate is approximately 1.64%. The notes will be convertible, under certain conditions, into shares of the company's common stock at an initial conversion price of $61.44 per share, which represented a 50% premium over the closing price of the company's common stock on the date the notes were offered, July 29, 2003. On October 30, 2003, the company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission in satisfaction of certain registration rights granted to the holders of the $160 convertible notes. Both the senior notes and convertible senior notes have been rated BBB- by Standard & Poor's and Ba1 by Moody's Investors Service. In connection with the sale of the convertible notes, the company repurchased one million shares of its common stock on August 4, 2003 at an average price per share of $40.96. The company used the remaining proceeds of the offerings primarily to refinance existing debt obligations.
     At December 28, 2002, the company had a $250 syndicated revolving credit agreement expiring in January 2004. In January 2003, the company replaced that agreement with a five-year, $400 syndicated revolving credit agreement. The new facility includes covenants similar to covenants contained in the former facility, which require the company to maintain certain EBITDA to interest and debt ratios. In the event of violation of the covenants, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. The company does not anticipate that a violation of these covenants is likely to occur. Under the terms of the 2003 syndicated revolving credit agreement, the facility was reduced to $250 effective August 4, 2003 when the company completed the issuance of $210 of notes and convertible notes. At the company's option the interest rate under the agreement is based on the company's credit rating and LIBOR, or the base rate of one of the lending banks. There were no outstanding borrowings under the syndicated revolving credit agreement as of September 27, 2003 or December 28, 2002. There were no covenant violations during the quarter or nine months ended September 27, 2003 or year ended December 28, 2002. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements, under which there were no outstanding borrowings as of September 27, 2003.
     The company believes its existing credit facilities, in conjunction with the financing activities mentioned above, will provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital

Working capital was $657 and $276 at the end of the third quarters of 2003 and 2002, respectively. At year-end 2002, working capital was $456. The current ratio was 2.0 and 1.3 at the end of September 2003 and September 2002, respectively, and 1.5 at year-end 2002. The 2003 third-quarter increase in both working capital and the current ratio from the third quarter of 2002 and year-end 2002 is largely attributable to the third-quarter issuance of $210 in concurrent offerings of notes and convertible notes and $186 repayments of current debt and notes payable. This increase was partially offset by $41 used to repurchase one million shares of the company's common stock during the third quarter of 2003 as described in "Access to Financial Markets" above and a $31 payment in the first quarter of 2003 to settle forward equity contracts as described in Note 12 - Forward Equity Contracts.

Other Financial Data

Dividends declared on common stock were $0.13 per share for each of the first three quarters of 2003, $0.26 in the first quarter of 2002 and $0.13 per share in the second and third quarters of 2002. During April 2002, the Board of Directors approved a reduction in the quarterly dividend paid on shares of the company's common stock from $0.26 per share to $0.13 per share effective for the quarterly dividend payable July 1, 2002.
     The return on average shareholders' equity was 10.6% and 3.3% for the twelve-month periods ended September 27, 2003 and September 28, 2002, respectively. The higher return on equity for the twelve-month period ended September 27, 2003 reflects higher income from operations and the lower return on equity for the twelve-month period ended September 28, 2002 reflects the inclusion of the reduction to the gain on disposal of discontinued operations of the eyewear segment recorded in the fourth quarter of 2001.

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
     The other arrangement consists of an equity investment of $4 and $6 as of September 27, 2003 and December 28, 2002, respectively, recorded as an other long-term asset, in connection with a licensing agreement signed during 2002 to develop treatments for ocular infections. During the quarter ended June 28, 2003, the company recorded an other-than-temporary impairment charge of $2 based on negative earnings and cash flow trends of the licensor, and inconclusive efforts by the licensor to secure interim financing. The company remits payments to the licensor upon the achievement of certain milestones such as completion of IND filings, clinical testing, NDA filings and FDA approvals.
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

Outlook

For the fourth quarter of 2003, the company expects continued positive fundamental trends in its businesses to generate constant-currency revenue gains in the mid-to-upper single digits. Other contributing factors to the expected growth include the U.S. launch of Zyoptix, as well as comparable quarter-to-quarter periods as both 2003 and 2002 fourth quarters exclude PureVision contact lens sales reflecting the U.S. injunction (see Note 15 - Other Matters for discussion of current litigation pertaining to the PureVision contact lens product line). The company anticipates fourth-quarter earnings per share to be approximately $0.79. For the full-year the company expects its selling, general and administrative percentage to be in-line with 2002. Research and development expense for 2003 is projected to be somewhat less than 8% of sales. This is lower than previous expectations. Lower research and development expense as a percentage of sales reflects both the positive impact of currency on the sales line, which reduces the percentage calculation, and adjustments to spending on the back-of-the-eye initiatives. The company continues to expect full-year cash flow from operating activities of approximately $200.
     For 2004, the company is projecting revenue growth in the mid-single-digits, generated from continued growth and expansion of its vitamin lines, the launch of the company's one-day lens in Japan as well as the Zyoptix system in the U.S. Additional savings from ongoing profitability initiatives, combined with lower interest expense following the recent refinancing of debt, should yield 2004 earnings per share in the range of $2.50 to 2.60.

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words "anticipate", "appears", "foresee", "should", "expect", "estimate", "project", "will", "are likely" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the heading "Outlook" and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors, which may affect the company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, general global and local economic, political and sociological conditions, and changes in such conditions, the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the company's businesses compete, effects of war or terrorism, changing currency exchange rates, the general political climate existing between and within countries throughout the world, events affecting the ability of the company to timely deliver its products to customers, including those which affect the company's carriers' ability to perform delivery services, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the company's products, legal proceedings initiated by or against the company, including those related to patents and other intellectual property in the U.S. and throughout the world, the impact of company performance on its financing costs, changes in government regulation of the company's products and operations, changes in governmental laws and regulations relating to the import and export of products, government pricing changes and initiatives with respect to healthcare products, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, changes in the company's credit ratings, or the cost of access to sources of liquidity, the company's ability to maintain positive relationships with third party financing resources, the financial well-being and commercial success of key customers, development partners, and suppliers, changes in the supply of raw materials used in the manufacture of the company's products, changes in tax rates or policies or in rates of inflation, changes in accounting principles and the application of such principles to the company, the performance by third parties upon whom the company relies for the provision of goods or services, the ability of the company to successfully execute marketing strategies, the ability of the company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies in the U.S. and throughout the world, the ability of the company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations in the U.S. and throughout the world, difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products, the successful completion and integration of acquisitions by the company, the successful relocation of certain manufacturing processes, the continued successful implementation of efforts in managing and reducing costs and expenses, the effect of changes within the company's organization, including the selection and development of the company's management team and such other factors as are described in greater detail in the company's filings with the Securities and Exchange Commission, including, without limitation, its 2002 Annual Report on Form 10-K and the Current Report on Form 8-K dated June 14, 2002.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The excess of the company's floating rate assets over its floating rate liabilities decreased for the quarter and the nine months ended September 27, 2003 resulting largely from an increase in floating rate liabilities. The company had $185 of debt mature in the third quarter of 2003. As discussed in the Access to Financial Markets section of Liquidity and Financial Resources, the company refinanced this debt through the August 2003 issuance of $50 fixed rate notes, swapped to a floating rate, and $160 floating-rate convertible notes. The excess of floating rate assets over floating rate-liabilities decreased approximately 40% primarily as a result of those transactions. A sensitivity analysis to measure the potential impact that a change in interest rates would have on the company's net income indicates that a one percentage point increase in interest rates, which represents a greater than 10% change, would decrease the company's net financial expense by approximately $3 on an annualized basis.
     A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the company's net income indicates that, if the U.S. dollar strengthened against all foreign currencies by 10% the company would realize net losses of approximately $5 on foreign currency forward contracts outstanding at September 27, 2003. Such net losses would be substantially offset by net gains from the revaluation or settlement of the underlying positions hedged.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company's Chairman and Chief Executive Officer along with the company's Senior Vice President and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on such evaluation, the company's Chairman and Chief Executive Officer and the company's Senior Vice President and Chief Financial Officer have concluded that as of the end of the period covered by this report, the company's disclosure controls and procedures were effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic filings with the Securities and Exchange Commission.

Changes in Internal Controls: There were no changes in the company's internal control over financial reporting that occurred during the company's most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

In its Annual Report on Form 10-K for 2002 and its Quarterly Reports on Forms 10-Q for the periods ended March 29, 2003 and June 28, 2003, the company reported on several pending patent proceedings relating to silicone hydrogel contact lens technology, including its PureVision contact lens product line. One of those proceedings is a lawsuit filed by CIBA Vision Corporation (CIBA) in the U.S. District Court for the Northern District of Georgia. The discovery phase has closed in this lawsuit and following the Court's July 8, 2003 order denying the company's motions for summary judgment, the company now anticipates that a trial date will be set for 2004.
     Two other proceedings pertaining to the company's PureVision contact lens product line as reported in the company's Annual Report on Form 10-K for 2002 and its Quarterly Reports on Forms 10-Q for the periods ended March 29, 2003 and June 28, 2003 are lawsuits filed in the Administrative Court of Duesseldorf, Germany by Novartis AG, CIBA's parent corporation and an additional patent infringement suit filed by CIBA in the High Court in Dublin, Ireland. On September 17, 2003, the European Patent Office ruled that the Novartis AG patent at issue in the German and Irish suits is invalid. As a result, the parties have agreed to stay action on an earlier patent infringement ruling by the German court and the company has resumed the sale of PureVision contact lenses in Germany. It is anticipated that Novartis AG will appeal the European Patent Office decision. Additionally, the company has requested that the German Patent Office cancel Novartis AG's German Utility Model Registration.
     An additional proceeding pertaining to the company's PureVision contact lens product line as reported in the company's Annual Report on Form 10-K for 2002 and its Quarterly Reports on Forms 10-Q for the periods ended March 29, 2003 and June 28, 2003 is a lawsuit filed by CIBA in the Federal Court of Melbourne, Australia. Trial in this matter commenced on October 7, 2003.
     Additionally, as previously reported in the company's Quarterly Report on Form 10-Q for the period ended June 28, 2003, on July 22, 2003 the company commenced an additional patent infringement lawsuit against CIBA relating to CIBA's Night & Day product line in the U.S. District Court for the Western District of New York.
     Finally, on November 6, 2003, the company commenced an additional patent infringement lawsuit against CIBA in the U.S. District Court for the Western District of New York under a manufacturing process patent by the company.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Item 601 Exhibits.

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

(b)	Reports on Form 8-K.

On July 24, 2003, the company furnished the SEC with a current report on Form 8-K, announcing its issuance of a press release relative to its financial results for the second quarter ended June 28, 2003. In accordance with Securities and Exchange Commission Release No. 33-8216, such information, which was intended to be furnished under Item 12 of Form 8-K, "Results of Operations and Financial Condition," was instead furnished under Item 9, "Regulation FD Disclosure". No financial statements were filed with the Form 8-K.

The company filed with the SEC an additional current report on Form 8-K, dated July 29, 2003, announcing that the company had entered into an Underwriting Agreement with Citigroup Global Markets Inc. and Fleet Securities, Inc., pursuant to which the underwriters would purchase $50,000,000 principal amount of 5.90% Senior Notes due 2008. The Underwriting Agreement and related Supplemental Indenture were filed with the Form 8-K. This Form 8-K also announced the filing with the SEC of a Preliminary Prospectus Supplement which supplemented the company's initial Prospectus. Additionally, this Form 8-K announced that the company had entered into a Purchase Agreement with Citigroup Global Markets Inc., Goldman Sachs & Co., Morgan Stanley & Co. Incorporated, Fleet Securities Inc., McDonald Investments Inc., HSBC Securities (USA) Inc. and U.S. Bancorp Piper Jaffray Inc. pursuant to which the initial purchasers would purchase $140,000,000 principal amount of Floating Rate Convertible Senior Notes due 2023 and pursuant to which the company granted to the Initial Purchasers an option to purchase up to $20,000,000 additional original principal amount of such notes. The Purchase Agreement, related Supplemental Indenture and Registration Rights Agreement were filed with the Form 8-K. No financial statements were filed with the Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAUSCH & LOMB INCORPORATED

Date: November 6, 2003	By: /s/ Ronald L. Zarrella
Ronald L. Zarrella Chairman and Chief Executive Officer

Date: November 6, 2003	By: /s/ Stephen C. McCluski
Stephen C. McCluski Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
S-K Item 601 No.	Document
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

(10)-a

2003 Long Term Incentive Plan as amended and restated on July 15, 2003 (filed as Exhibit (10)-b to the company's Form 10-Q for the quarter ended June 28, 2003, File No. 1-4105, and incorporated herein by reference.)

(10)-b	Amendment No. 1 to the Amended and Restated Supplemental Retirement Income Plan III (filed herewith).
(10)-c	Stock Unit Award Agreement pursuant to the 2003 Long-Term Incentive Plan (filed herewith).
(10)-d	Restricted Stock Award Agreement pursuant to the 2003 Long-Term Incentive Plan (filed herewith).
(11)	Statement Regarding Computation of Per Share Earnings (filed herewith).
(31)-a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31)-b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)-a	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).
(32)-b	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).