Form 10-K
period 2003-12-27
BAUSCH & LOMB INC
filed 2004-03-08
CIK 10427

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended			Commission File Number:
December 27, 2003			1-4105
BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)
NEW YORK			16-0345235
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
ONE BAUSCH & LOMB PLACE, ROCHESTER, NEW YORK			14604-2701
(Address of principal executive offices)			(Zip Code)
Registrant's telephone no., including area code: 585.338.6000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class			Name of each exchange on which registered
Common Stock, $0.40 par value			New York Stock Exchange
$194,600,000 6.75% Notes, Due 2004			New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:			None

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes	[ X ]	No	[ ]

The aggregate market value of the voting stock, computed using the average bid and asked price of such stock, held by non-affiliates of the registrant as of June 27, 2003 was $1,969,217,861. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and officers. Such interpretation is not intended to be and should not be construed to be, an admission by Bausch & Lomb Incorporated or such directors or officers that such directors and officers are "affiliates" of Bausch & Lomb Incorporated, as that term is defined under the Securities Act of 1933.

The number of shares of Voting Stock of the registrant, outstanding as of March 1, 2004, was 52,918,738, consisting of 52,589,977 shares of Common stock and 328,761 shares of Class B stock, which are identical with respect to dividend and liquidation rights and vote together as a single class for all purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Part III

Portions of the registrant's definitive proxy statement for its 2004 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 27, 2003 (Proxy Statement), are hereby incorporated by reference in Part III of this Report on Form 10-K. With the exception of the pages of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Part I

Item 1.      Business

(a)     General Development of Business

Bausch & Lomb Incorporated is a world leader in the development, manufacture and marketing of eye health products, incorporated in the State of New York in 1908 to carry on a business which was established in 1853. The Company's core businesses includes soft and rigid gas permeable contact lenses and lens care products and ophthalmic surgical and pharmaceutical products. Its principal executive offices are located in Rochester, New York. Unless the context indicates otherwise, the terms "Bausch & Lomb" and "Company" as used herein refer to Bausch & Lomb Incorporated and its consolidated subsidiaries. Highlights of the general development of the business of Bausch & Lomb during 2003 are discussed below. Per share amounts in the remainder of this section reflect December 2003 year-to-date diluted average shares outstanding.

     Revenues from continuing operations for the year ended December 27, 2003 were $2,019.5 million, an increase of $202.8 million from 2002. Net earnings for 2003 amounted to $125.5 million, or $2.34 per share, compared to 2002 net earnings of $72.5 million, or $1.34 per share. Income from continuing operations was $126.4 million or $2.36 per share in 2003. Income from continuing operations was $72.5 million or $1.34 per share in 2002. Results for 2003 include an after-tax charge of $0.9 or $0.02 per share as a cumulative effect of change in accounting principle.

     The Company's strategy is to target those portions of the eye health market with strong growth potential or good profit margins or both. The Company believes its fundamentals strengths - sound strategy, excellent technology, global commercial capability and a strong brand - will permit it to take advantage of the opportunities in mature and developing markets.

Contact Lens - Bausch & Lomb pioneered soft contact lens technology and currently has one of the broadest offerings of contact lenses in the world. Currently, the contact lens market is growing in the mid-single digits, with certain segments growing more quickly than others. The Company's strategy is to focus its development efforts in what it believes to be the faster-growing sustainable market segments, while capitalizing on the breadth of its entire portfolio. The SofLens66 Toric lens, the Company's planned replacement lens for people with astigmatism, is now the leading toric lens worldwide. The SofLens Multi-Focal lens, a cast-molded multifocal lens for people with presbyopia, is now the number-one prescribed multifocal lens in the U.S. The product continues to receive enthusiastic response from doctors and patients and captured over 20% of the European multifocal market in 2003. The PureVision contact lens, the Company's breakthrough lens for 30-day continuous wear, is gaining share outside the U.S. While the Company has presently discontinued the sale of this lens in the U.S. due to certain United States Federal Court rulings, the Company's victory at the European Patent Office in September of 2003 removed uncertainty in that marketplace about the Company's ability to continue selling the product. In 2002, the Company launched SofLens66 Toric contact lenses in Japan and expects to launch its SofLens One Day lens in this important market in 2004. Also awaiting regulatory approval in Japan are a two-week disposable spherical (or non-specialty) lens and PureVision contact lenses. Long-term, the Company believes its contact lens business will grow as a result of new products and further global market expansion accelerating success outside the U.S.

Lens Care - The global lens care market is relatively mature but very profitable and cash generative. Through enhanced regulatory approvals, the company flagship brand, ReNu, regained its U.S. market leadership position in early 2002 and continued to strengthen in 2003. Independent syndicated market survey information, combined with inventory data available from warehouse clubs and a large retail outlet, which comprise a significant piece of the Company's U.S. lens care business, indicate that consumption has surpassed the Company's rate of shipment. The Company's strategy is to outpace market trends and increase its share through continued leadership in the multi-purpose solution segment, the only growing category of the lens care market. To that end, the Company anticipates a global launch of the next generation of its ReNu line of multi-purpose lens care solutions in 2004.

Pharmaceuticals - The Company's pharmaceutical product category includes both generic and branded prescription ophthalmic pharmaceuticals, ocular vitamins, over-the-counter medications, nutraceuticals and vision accessories. Within the Company's lines of ocular vitamins, PreserVision, a vitamin supplement sold over-the-counter, often on the recommendation of eye care professionals, continues to post strong results. The Company's U.S. vitamins market share is holding at more than 70%, a position that was strengthened during the fourth quarter of 2003 when the Company was granted patent protection around the formula and method of manufacture for this product. The exact formulation of vitamins and minerals in PreserVision was shown in a 10-year study by the National Eye Institute to reduce the risk of blindness for patients with high risk of developing age-related macular degeneration. This formulation was introduced in several additional European and Asian markets in 2003 and will be launched in several additional markets in 2004. The Company's strategic focus for its pharmaceuticals category is on proprietary ophthalmic products, continued expansion of the vitamin business, drug delivery technologies-particularly for vitreoretinal diseases.

Cataract and Vitreoretinal - Cataract surgery is the most commonly performed surgical procedure in the U.S. today. The Company's cataract and vitreoretinal offerings include a broad line of intraocular lenses (IOLs) as well as the Millennium line of phacoemulsification equipment. Phacoemulsification is the procedure by which the patient's natural lens is extracted during cataract surgery. The Company also sells disposable surgical packs and instruments that are used during the procedure. In 2003, the Company grew its silicone IOL franchise in the U.S. with the launch of the SofPort system, the latest advance in IOL and inserter technology allowing for less invasive surgery. The Company's goal in the cataract and vitreoretinal category is to improve its market share position. It plans to accomplish this through continued growth from its SofPort system and the Akreos acrylic IOL, which will be launched in additional markets during 2004, ongoing technological advances to its intraocular lens line and increased Millennium phacoemulsification equipment placements, which should in turn lead to increased annuity sales of disposables and surgical packs.

Refractive - The Company is a global technology leader for refractive surgery equipment used in the LASIK (Laser Insitu Keratomileusis) surgical procedure. The Company's Hansatome microkeratome, the precision cutting tool to create the corneal flap, is the most widely used microkeratome today. The Company also manufactures the disposable microkeratome blades that are replaced after each procedure and as such, the Company derives an annuity on its Hansatome replacements. The Company was unable to grow share in the U.S. in 2001 and 2002, partly due to the slowing economy, which discouraged patients from seeking the elective procedure and stalled capital equipment purchases by surgeons. Growth for LASIK procedures occurred outside the U.S. in 2002 and the Company's Technolas 217 laser is the most widely used laser in these markets due to its superb outcomes and low retreatment rates. In the U.S., the Technolas 217 was the sixth major laser introduced to the market. On October 10, 2003, the Company received U.S. Food and Drug Administration, or FDA, approval for its Zyoptix system, a product commercially available outside the U.S. since 2000. The Zyoptix system provides personalized refractive surgery, using advanced and proprietary diagnostic instruments and proprietary algorithms to create customized firing patterns for an upgraded version of its laser. It offers patients a chance for better outcomes as compared to non-customized LASIK. The Company launched its Technolas z100 laser in Europe and Asia during 2003. This technology enhances the Technolas 217z laser incorporating iris recognition software and a faster laser head to reduce overall procedure time and increase the accuracy of results. The Company expects revenue growth in this category based on continued market share gains in U.S. laser placements, the incremental impact of the Zyoptix system in the U.S., the worldwide introduction of its new microkeratome and extra precision blades and the continued expansion of the geographic availability of the Company's Technolas z100 laser.

(b)     Financial Information about Operating Segments

Information concerning sales, operating earnings and assets attributable to each of the Company's operating segments is set forth on pages 12-18 in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report on Form 10-K under the section entitled Net Sales and Income by Business Segment and Geographic Region and pages 42-44 in Item 8. Financial Statements and Supplementary Data of this Report on Form 10-K under Note 5 - Business Segment and Geographic Information. This information is incorporated herein by reference.

(c)     Narrative Description of Business

Operating Segments - The Company's management structure is organized on a regional basis for commercial operations. The research and development and product supply functions are managed on a global basis. The Company's business segments are comprised of the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research, Development and Engineering organization and the Global Supply Chain organization. Information concerning sales by segment is set forth on pages 12-18 in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report on Form 10-K under the section entitled Net Sales and Income by Business Segment and Geographic Region and under Note 5 - Business Segment and Geographic Information set forth on pages 42-44 in Item 8. Financial Statements and Supplementary Data of this Report on Form 10-K and is incorporated herein by reference.

Products - In each geographic segment the Company markets products in five product categories: contact lens, lens care, pharmaceuticals, cataract and vitreoretinal and refractive. Below is a description of each product category to the extent that it is material to an understanding of the Company's operations.

Contact Lens - The contact lens product category includes, among others, traditional, planned replacement disposable, daily disposable, multifocal, continuous wear and toric soft lenses and rigid gas permeable lenses and materials marketed by the Company's sales force and through distributors to licensed eye care professionals and health product retailers. The Company's contact lenses marketed under the Bausch & Lomb, Boston, Optima FW, PureVision and SofLens trademarks receive broad recognition from consumers and eye care professionals.

Lens Care - The lens care category includes, among others, multi-purpose solutions, enzyme cleaners and saline solutions marketed to licensed eye care professionals, health product retailers, independent pharmacies, drug stores, food stores and mass merchandisers by the Company's sales force and distributors. The Company has developed significant consumer and eye care professional recognition of its lens care products marketed under the Bausch & Lomb, ReNu, ReNu MultiPlus, Sensitive Eyes and Boston trademarks.

Pharmaceuticals - The pharmaceuticals category includes generic and proprietary prescription pharmaceuticals and over-the-counter (OTC) medications with a strategic emphasis in the ophthalmic field, ocular vitamins and vision accessories marketed by the Company's sales force and distributed through wholesalers, independent pharmacies, drug stores, food stores, mass merchandisers and hospitals. Pharmaceuticals are marketed under the Bausch & Lomb, Dr. Mann Pharma, Chauvin, Laboratoire Chauvin, Opcon-A, Ocuvite, PreserVision, Lotemax and Alrex trademarks.

Cataract and Vitreoretinal - The cataract and vitreoretinal category includes intraocular lenses, phacoemulsification equipment and related disposable products, viscoelastics, instruments and other products used in cataract and vitreoretinal surgery. Products are marketed by the Company's sales force and through distributors to ophthalmic surgeons, hospitals and ambulatory surgery centers. Cataract and vitreoretinal surgery products and equipment are marketed under the Bausch & Lomb, SofPort, Millennium, Hydroview, AmVisc, Storz and Akreos trademarks, which receive substantial professional recognition.

Refractive - The refractive category includes lasers, microkeratomes, diagnostic equipment and other products and equipment used in refractive surgery marketed by the Company's sales force and through distributors to ophthalmic surgeons, hospitals and ambulatory surgery centers. The Company has developed substantial professional recognition of its refractive surgery products marketed under the Hansatome, Orbscan, Technolas and Zyoptix trademarks.

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

Patents and Licenses - The Company actively pursues technology development and acquisition as a means to enhance its competitive position in its product categories. While in the aggregate the Company's patents are of material importance to its businesses taken as a whole, no single patent or patent license or group of patent licenses relating to any particular product or process is material to any product category. The Company is currently involved in several patent proceedings relating to silicone hydrogel contact lens technology, including its PureVision contact lens product line. (See Item 3. Legal Proceedings of this Report on Form 10-K for a further discussion of the litigation with CIBA Vision Corporation (CIBA) and related entities.)

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

Research and Development - Research and development constitutes an important part of the Company's activities. The Company's research and development expenditures included in continuing operations totaled $149.9 million in 2003, as compared to $128.4 million in 2002 and $122.0 million in 2001.

Government Regulation - The Company's products are subject to regulation by governmental authorities in the U.S. and other markets. These authorities, including the FDA in the U.S., generally require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacturing of products, as well as product labeling and marketing. In most cases, significant resources must be spent to bring a new product to market in compliance with these regulations. The regulation of pharmaceutical products and medical devices, both in the U.S. and in other markets, has historically been subject to change. Delays in the regulatory approval process may result in delays in coming to market with new products and extra costs to satisfy regulatory requirements.

Environment - Although the Company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 2003 and are not anticipated to be material for either 2004 or 2005.

Number of Employees - The Company employed approximately 11,600 persons as of January 1, 2004.

(d)     Financial Information about Foreign and Domestic Operations

Information as to sales and long-lived assets attributable to U.S. and non-U.S. geographic regions is set forth under the section entitled Geographic Region on page 45 in Item 8. Financial Statements and Supplementary Data of this Report on Form 10-K under Note 5 - Business Segment and Geographic Information and is incorporated herein by reference.

(e)     Available Information

Bausch & Lomb Incorporated's internet address is http://www.bausch.com. Bausch & Lomb Incorporated's filings with the Securities and Exchange Commission (SEC), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge at http://www.bausch.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Additionally, the Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics and charters of the Company's Executive, Audit, Compensation and Nominating and Governance Committees are available on the Company's website at http://www.bausch.com/us/vision/about/investor/governance.jsp and such information is available in print to any shareholder who requests it.

Item 2.     Properties

The principal physical properties (and their primary functions) of the Company at March 1, 2004 are listed below. Except where otherwise indicated by footnote, all properties shown are held in fee and are not subject to major encumbrances. The Company considers its facilities suitable and adequate for the operations involved. All facilities are being productively utilized. As discussed in Item 1. (c), the Company's segments are comprised of the Americas region, the Europe, Middle East and Africa region (Europe), the Asia region, the Research, Development and Engineering organization and the Global Supply Chain organization. As indicated by the listing below, the majority of the Company's facilities are being utilized to perform more than one operating function and, as such, may house the functions of multiple segments. Manufacturing functions are generally within the Global Supply Chain Segment, Research and Development (R&D) functions are generally within the Research, Development and Engineering Segment, Warehouse/Distribution functions are primarily within the Commercial Segment (Americas, Europe or Asia) and Sales/Administrative/Office functions primarily support other functions being performed at the respective facility. A facility which is solely used for Sales/Administrative/Office functions is within the Commercial Segment, except for the Rochester, NY (Headquarters) property which is part of corporate administration.
	Manufacturing	R&D	Warehouse/ Distribution	Sales/Administration/ Office
San Dimas, CA 1		x		x
Clearwater, FL	x	x
Miami, FL [1]	x
Tampa, FL [2]	x	x	x	x
Wilmington, MA [1]	x			x
Manchester, MO	x
St. Louis, MO [2]	x	x		x
Rochester, NY (Headquarters)				x
Rochester, NY (Optics Center)	x	x		x
Greenville, SC [2]	x		x	x
Salt Lake City, UT [1]	x	x		x
Lynchburg, VA [1]			x
North Ryde, Australia [1]			x	x
Porto Alegre, Brazil [2]	x	x	x	x
Markham, Canada [1]				x
Mississauga, Canada [1]			x	x
Beijing, China [2]	x		x	x
Hong Kong, China [1]			x	x
Aubenas, France [2]	x			x
Labege, France [1]	x	x
Montpellier, France [1]		x		x

Heidelberg, Germany [1]	x
Berlin, Germany [2]	x	x	x	x
Munich, Germany [1]	x	x	x	x
Schonkirchen, Germany	x		x	x
New Delhi, India [2]	x		x	x
Waterford, Ireland [1]	x	x	x	x
Milan, Italy [2]	x		x	x
Tokyo, Japan [1]		x	x	x
Seoul, Korea [1]			x	x
Selangor, Malaysia [1]			x	x
Mexico City, Mexico [1]			x	x
Hoofdoorp, Netherlands [1]			x	x
Schiphol, Netherlands [1]			x	x
Livingston, Scotland [1]	x		x
Singapore, Singapore [1]			x	x
Rivonia, South Africa [1]			x	x
Madrid, Spain			x	x
Stockholm, Sweden [1]			x	x
Taipei, Taiwan [1]				x
Kingston-Upon-Thames, UK [2]				x
St. Leonards on Sea, UK [1]				x

1     Leased space.

2     Includes both owned and leased properties.

Item 3.     Legal Proceedings

A shareholder lawsuit, filed in the U.S. District Court for the Western District of New York on April 13, 2001, is pending against the Company and its Chief Financial Officer, Stephen C. McCluski, and former Chairman and Chief Executive Officer, William M. Carpenter, and former President, Carl E. Sassano. All direct claims against Mr. McCluski have been dismissed by the Court. Additionally, certain claims against the Company and certain direct claims against Messrs. Carpenter and Sassano have been dismissed. In the plaintiffs' remaining direct and secondary claims it is alleged that the value of the Company's stock was inflated artificially by alleged false and misleading statements about expected financial results. The plaintiffs seek to represent a class of shareholders who purchased company Common stock between January 27, 2000 and August 24, 2000. On October 15, 2001, the April 13, 2001 matter was consolidated with other matters raising similar claims. The Company intends to continue defending itself vigorously against these claims.

     The Company and its subsidiaries have been involved in several patent proceedings relating to silicone hydrogel contact lens technology, including its PureVision contact lens product line. Five of these proceedings were commenced by CIBA Vision Corporation (CIBA) and CIBA's parent company, Novartis AG (Novartis), in each case alleging that the PureVision contact lens product infringes CIBA's and Novartis' intellectual property. The first of these lawsuits was filed on March 8, 1999 in the U.S. District Court for the Northern District of Georgia, followed by other lawsuits commenced in the Federal Court of Melbourne, Australia (filed on February 29, 2000), the U.S. District Court for the District of Delaware (filed on May 3, 2001), the Administrative Court of Duesseldorf, Germany (filed on September 7, 2001) and the High Court in Dublin, Ireland (filed on March 11, 2003). A ruling in the Delaware matter has resulted in the Company discontinuing sale of its PureVision contact lenses in the U.S. until April 27, 2005. The Georgia matter involves additional CIBA U.S. patents which expire in 2014 and a trial date was set for March 15, 2004. The trial in the Australia matter occurred in 2003 and a decision is expected during the first half of 2004. On September 17, 2003, the European Patent Office ruled that the Novartis patent at issue in the German and Irish suits is invalid. As a result, the parties have agreed to stay action on an earlier patent infringement ruling by the German court and the Company has resumed the sale of PureVision contact lenses in Germany. The parties have also agreed to stay the Irish proceeding as a result of the European Patent Office ruling. It is anticipated that Novartis will appeal the European Patent Office decision. Additionally, the Company has requested that the German Patent Office cancel Novartis' German Utility Model Registration. The Company intends to defend itself vigorously against all claims asserted by CIBA and Novartis.

     The Company has filed three related proceedings against CIBA pertaining to CIBA's Night & Day product line. Specifically, on November 6, 2001, the Company filed a patent infringement lawsuit in the U.S. District Court for the Western District of New York under a patent the Company holds for hydrogel materials. CIBA has filed two motions for summary judgment in this action. The Court has heard argument on one motion and has reserved decision. The second motion has been briefed by the parties, but a motion hearing date has not been established. The Company has commenced two additional patent infringement lawsuits in the U.S. District Court for the Western District of New York. The first, commenced on July 22, 2003, relates to an additional patent the Company holds for hydrogel materials. The second, commenced on November 6, 2003, is under a manufacturing process patent held by the Company. The Company intends to pursue vigorously its claims against CIBA in these actions.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Set forth below are the names, ages (as of March 1, 2004), positions and offices held by and a brief account of the business experience during the past five years of each executive officer.
Name and Age	Position
Ronald L. Zarrella (54)

Chairman and Chief Executive Officer since 2001; Executive Vice President and President, General Motors North America, General Motors Corporation (1998-2001). Vice President and Group Executive, North American Vehicle Sales, Service and Marketing Group, General Motor Corporation (1994-1998).

Gary M. Aron (61)	Senior Vice President, Research, Development & Engineering since 2000; Vice President, Global Scientific Affairs, Vision Care/Surgical (1998-2000).
Alan H. Farnsworth (51)

Senior Vice President and President, Europe, Middle East and Africa Region since June 2001; Corporate Vice President, Pharmaceuticals/Europe (2000-June 2001); Vice President, Corporate Development (1997-2000).

Dwain L. Hahs (51)

Senior Vice President, Global Supply Chain Management since 2000; Senior Vice President and President, Global Vision Care (November 1999-October 2000); Special Assistant to the President (October 1999-November 1999); President, Ray Ban Sun Optics, Luxottica Group SpA (June 1999-September 1999); Executive Vice President and President - Eyewear (April 1997-June 1999).

Paul G. Howes (49)

Senior Vice President and President, Americas Region since June 2003; Vice President, Mid-Atlantic Business Group, Merck & Co., Inc. (2001-June 2003); Vice President Sales and Marketing, Specialty Products, Merck & Co., Inc. (1998-2001).

John M. Loughlin (53)	Senior Vice President and President Asia Region since 2000; Corporate Vice President and President, Asia Region (1999-2000); President, North Asia Division (1996-1999).
Stephen C. McCluski (51)	Senior Vice President and Chief Financial Officer since 1995.
David R. Nachbar (41)

Senior Vice President, Human Resources since October 2002; Senior Vice President, Human Resources, The St. Paul Companies, Inc. (1998-October 2002); Vice President, Human Resources and Chief of Staff-Asia, Citibank NA (1996-1998).

Robert B. Stiles (54)	Senior Vice President and General Counsel since 1997.
Geoffrey F. Ide (50)	Corporate Vice President and President, Japan since November 1999; President, Japan (March 1999-October 1999); Vice President Marketing, Vision Care, Europe, Middle East and Africa (1995-March 1999).
Barbara M. Kelley (57)	Corporate Vice President, Communications and Investor Relations since 2001; Corporate Vice President, Communications (1997-2001).
Jurij Z. Kushner (53)	Corporate Vice President, Controller since 1995.
Brian Levy (51)	Corporate Vice President and Chief Medical Officer since March 2004; Vice President, Clinical & Medical Affairs (2000-March 2004); Vice President, Research & Development (1997-2000).
Angela J. Panzarella (46)	Corporate Vice President, Global Vision Care since October 2001; Corporate Vice President, Investor Relations (1997-2001).
Gary M. Phillips (37)

Corporate Vice President, Global Pharmaceutical since September 2002; Executive Director, Strategic Planning, Novartis Pharmaceuticals (2000-2002); Director, Portfolio Management and Strategic Planning, Wyeth-Ayerst Pharmaceuticals (1999-2000); Managing Consultant, Pharmaceutical Strategy Practice, Towers Perrin (1997-1999).

Efrain Rivera (46)

Corporate Vice President and Assistant Treasurer since December 2003; Leave of Absence (January 2003-December 2003); Corporate Vice President and President, Latin America and Canada (2002-Janaury 2003); President, Bausch & Lomb Latin America and General Manager, Bausch & Lomb Mexico (2001-2002); Vice President and Controller, Vision Care (1998-2001).

Alan H. Resnick (60)	Corporate Vice President, Treasurer since 1986.
Kamal K. Sarbadhikari (61)

Corporate Vice President, Global Surgical since February 2002; Vice President, Product Commercialization Research, Development & Engineering (2000-2002); Vice President, Engineering, Vision Care (1998-2000).

Marie L. Smith (46)

Corporate Vice President and Chief Information Officer since 2000; Senior Vice President, Information Technology, Kellogg Company (1999-2000); Vice President, Information Services North America, Kellogg Company (1997-1999).

     All officers serve on a year-to-year basis through the day of the annual meeting of shareholders of the Company and there is no arrangement or understanding among any of the officers of the Company and any other persons pursuant to which such officer was selected as an officer.

Part II

Item 5.     Market for Bausch & Lomb Incorporated's Common Stock and
Related Shareholder Matters

The section entitled Dividends as set forth on page 22 in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report on Form 10-K is incorporated herein by reference.

     The table entitled Quarterly Stock Prices (unaudited) as set forth on page 63 in Item 8. Financial Statements and Supplementary Data of this Report on Form 10-K under Note 22 - Quarterly Results, Stock Prices and Selected Financial Data is incorporated herein by reference.

Equity Compensation Plan Information - The following table represents options and restricted shares outstanding under the 1990 and 2001 Stock Incentive Plans, the 2003 Long-Term Incentive Plans and the Annual Retainer Stock Plan for Non-Employee Directors as of December 27, 2003:
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available to Future Issuance
Options:
Equity compensation plans approved by security holders	6,321,613 1	$44.34	6,347,928 1
Equity compensation plans not approved by security holders	1,207,997	$40.14	- 2
Total Options	7,529,610	$43.66	6,347,928
Restricted Stock Awards:
Equity compensation plans approved by security holders	577,207 3
Equity compensation plans not approved by security holders	51,078		-
Total Restricted Stock Awards	628,285		-

1     Represents awards issued under the 1990 Stock Plan and 2003 Long-Term Incentive Plan. Shares remaining available for issuance consist of 6,271,619 shares from the 2003 Plan of which no more than 1,704,513 shares may be issued as grants other than options and SARs and 76,309 shares from the Annual Retainer Stock Plan for Non-Employee Directors. There are no shares available for issuance under the 1990 Plan.

2     The 2001 Stock Incentive Plan was approved by the Board of Directors on January 22, 2001. The Plan provides for an annual pool of shares for grant of options and restricted shares equal to 2% of outstanding shares. Eligible participants include all employees but not officers or directors. Options granted under the Plan have an option price equal to 100% of the fair market value of the stock on the date of grant and a term of ten years. The options typically vest ratably over thee years and restricted shares vest 50% after two years and 50% after three years with vesting contingent upon a continued employment relationship with the Company. Effective January 1, 2003, the Board amended this Plan to allow for no further awards under this Plan.

3     Included in this number are performance share awards that were granted under the 1990 Stock Incentive Plan which upon achievement of performance goals may be distributed immediately or deferred under the Restricted Stock Deferred Compensation Plan as elected by the participant. At December 27, 2003, 212,500 shares had been deferred and will be paid out in shares based on the election made by the participant.

Item 6.     Selected Financial Data

     The table entitled Selected Financial Data (unaudited) as set forth on page 64 in Item 8. Financial Statements and Supplementary Data of this Report on Form 10-K under Note 22 - Quarterly Results, Stock Prices and Selected Financial Data is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition
and Results of Operations

Financial Review
Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of results of operations, liquidity and 2004 outlook for Bausch & Lomb Incorporated (the "Company"). Management's discussion and analysis of results of operations includes a constant-currency measure employed by the Company. Management views constant-currency results as a key performance measure of organic business growth trends. The Company monitors its constant-currency performance for non-U.S. operations and the Company as a whole. Constant-currency results are calculated by translating actual current-year and prior-year local currency revenues and expenses at the same predetermined exchange rates. The translated results are then used to determine year-over-year percentage increases or decreases, excluding the impact of currency. In addition, constant-currency results are used by management to assess non-U.S. operations' performance against yearly targets for the purpose of calculating a portion of the bonus amounts for certain regional bonus-eligible employees.

     References within this financial review to earnings per share refer to diluted earnings per share.

Executive Overview

Bausch & Lomb's core businesses include soft and rigid gas permeable contact lenses and lens care products, and ophthalmic surgical and pharmaceutical products. The Company is currently in the midst of a corporate turnaround, executing profitability improvement plans established in 2002 that are expected to allow it to reach the three-year financial targets that were set the same year.

     Management believes Bausch & Lomb's key strengths are its sound strategy, excellent technology, strong brand and global capabilities. Its businesses target the eye health market, which is characterized by good growth potential and margins. Bausch & Lomb has the broadest portfolio of eye health products, competing in all spheres except for prescription spectacle lenses and frames. Management believes that the Company's technology is strong, and that the Bausch & Lomb brand is one of the most recognized in health care and certainly the most known and respected in eye care. Finally, management believes that the Company has a strong global commercial capability. More than half its revenues are generated outside the U.S., with just over one-third coming from Europe, and nearly 20% from Asia. This global presence mitigates any exposure to the vagaries of one market's economy, but does result in exposure to both favorable and adverse changes in foreign currency rates.

     Despite these strengths, in the late 1990s and early 2000s, the Company experienced periods where financial performance deteriorated. At the end of 2001, operating margins had declined to mid-single digits as a percentage of sales. Gross margins had decreased to the mid-fifty percent range, and research and development (R&D) spending had remained flat at about 7% of sales for several years. In 2002, management established three-year financial goals to return the business to mid-teen operating margins over a period of time when mid-single digit annual revenue growth is expected, on a constant-currency basis. Management also identified cost improvement opportunities and set targets for gross margin expansion to the low-sixty-percent range, and to reduce selling, administrative and general expenses from about 40% of sales to closer to 35% of sales. At the same time, recognizing that future bottom-line improvement would need to come from stronger top-line growth, the Company set a goal to increase spending on R&D activities to close to 10% of sales, from roughly 7% at the end of 2001. Progress toward these financial goals is a key metric used by management to evaluate the Company's performance.

     By the end of 2002, the Company had begun to execute cost improvement programs. With the programs underway, management's priorities for 2003 were to build a more customer-focused organization; leverage the Bausch & Lomb brand; and build the platform for future revenue growth.

     An action plan was outlined to better understand customers' expectations, anticipate their needs, and deliver quality products to them - all in a way that serves them better than competitors. In 2003, the Company implemented customer satisfaction and quality studies to understand how customers rated its products and services against competition and instituted programs like design for Six Sigma, proprietary problem-solving techniques and targeted sales force training to close competitive gaps.

     Secondly, the Company focused on maximizing the value of the Bausch & Lomb brand. During 2003, the Company made progress with its global branding initiative and adopted a brand architecture that reinforces its master brand and will pare down its sub-brands to a strategic few. Later in 2004, a new brand mark will be adopted which supports the Company's brand positioning.

     The Company's final priority in 2003 was investing to build a platform for future top-line growth. During the year, the Company announced a number of initiatives that are expected to help in this regard, including the in-licensing of accommodating intraocular lens (IOL) technology, investment in the rights to an early-stage pharmaceutical technology and hiring additional researchers to bolster its back-of-the-eye initiatives. The Company also devoted resources to, and made progress in, initiatives to develop new contact lens materials and lens care solutions; to expand its ocular vitamin franchise into additional therapeutic categories within eye health; and to identify additional drug development compounds targeted at back-of-the-eye diseases. Looking ahead into 2004, Bausch & Lomb anticipates further progress on these activities. At the same time it plans continued investment in the appropriate scientific and business development resources to aggressively identify and pursue additional opportunities for in-licensing, partnerships and other alliances.

     While management is pleased with progress made against its 2003 priorities, there is still work to do on all fronts to be successful. The Company is progressing toward its goal of delivering mid-teen operating margins and during 2004 will focus on continued execution to achieve the three-year financial objectives.

Financial Overview

The Company reported net income of $126 or $2.34 per share for the year ended December 27, 2003, compared to 2002 net income of $73 or $1.34 per share and 2001 net income of $21 or $0.39 per share. Income from continuing operations was $126 or $2.36 per share in 2003 compared to $73 or $1.34 per share in 2002 and $42 or $0.78 per share in 2001. A reconciliation of reported net income and earnings per share to income from continuing operations and earnings per share from continuing operations is presented below:
	2003		2002		2001
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income	$125.5	$2.34	$72.5	$1.34	$21.2	$0.39
Sale price adjustment related to disposal of discontinued operations, net of taxes	-	-	-	-	21.1	0.39
Cumulative effect of change in accounting principle, net of taxes	0.9	0.02	-	-	(0.3)	-
Income from continuing operations before cumulative effect of change in accounting principle and discontinued operations	$126.4	$2.36	$72.5	$1.34	$42.0	$0.78

Average Shares Outstanding - Diluted (000s)		53,491		53,997		53,715

     The Company's results for each of the years presented were impacted by several significant events. The following discussion summarizes certain significant items impacting Company results for 2003, 2002 and 2001.

     During the fourth quarter of 2003, net foreign currency income of $7 before taxes was realized upon the liquidation of certain non-U.S. subsidiaries as part of the Company's ongoing effort to simplify its legal entity structure and reduce overhead costs. The Company also recorded a pre-tax reversal of $6 in restructuring charges for severance as certain termination actions and plant closures did not occur due to an increased demand for certain product lines. All actions related to this restructuring plan were completed by the end of 2003. Also during the fourth quarter of 2003, R&D expense of $6 before taxes was recorded associated with the acquisition of an early-stage pharmaceutical technology the Company had previously been developing with a third-party partner. The 2003 significant items, excluding a $1 loss on the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, already reflected in after-tax net income, aggregated to contribute a net increase of $5 or $0.09 per share.

     Restructuring charges and asset write-offs recorded during 2002 include $26 before taxes related to the profitability improvement plan announced and recorded during the third quarter of 2002, as well as severance associated with the transfer of PureVision extended wear contact lens manufacturing from the U.S. to Ireland as a result of a ruling against the Company in a U.S. patent lawsuit (see Note 21 - Other Matters for a discussion of current litigation related to the PureVision contact lens product line). Restructuring charges and asset write-offs also included charges recorded during the first quarter of 2002 of $24 before taxes related to the second phase of the 2001 restructuring program designed to reduce ongoing operating costs. Additionally, a $1 pre-tax reversal of previously recorded restructuring charges related to the 2001 restructuring program was recorded during the third quarter of 2002. Pre-tax gains on the sale of the Company's remaining equity interest in Charles River Laboratories, Inc. of $28 were realized in the first quarter of 2002. Finally, during 2002, an outside partner exercised its put right for all of its partnership interest and the Company recorded a one-time early liquidation premium, which was recorded as an after-tax minority interest charge of $7. The 2002 significant items already reflected in after-tax net income aggregated to contribute a net decline of $21 or $0.39 per share.

     On January 22, 2002, the Company reached agreement with the buyer of its former eyewear segment on certain purchase price adjustments. To reflect this agreement, a charge of $21 after taxes was recorded in the fourth quarter of 2001 as a sale price adjustment related to the disposal of discontinued operations. Restructuring charges and asset write-offs recorded during the fourth quarter of 2001 of $8 before taxes related to the first phase of a restructuring program designed to reduce ongoing operating costs. Additional charges recorded in 2001 of $17 before taxes for Phase II of the 2000 restructuring plan were partially offset by a $4 pre-tax reversal in the fourth quarter reflecting severance and other costs that were not required. Pre-tax gains on the sale of a portion of the Company's remaining minority equity interest in Charles River Laboratories, Inc., following the disposition of that entity were $19. Severance costs of $3 before taxes for the Company's former chief executive officer were recorded in the third quarter of 2001. Additionally, certain costs totaling $7 before taxes were incurred in the fourth quarter of 2001 in connection with the hiring of the Company's current chief executive officer. The adoption of a new accounting standard resulted in a gain of less than $1 before taxes. The 2001 significant items, excluding the sale price adjustment related to the disposal of discontinued operations and the gain on the adoption of SFAS No. 133, already reflected in after-tax net income, aggregated to contribute a net decline of $8 or $0.14 per share.

     The Company adopted SFAS No. 142 as of December 30, 2001 under which the Company no longer amortizes goodwill. Had the pronouncement been in effect in 2001, amortization expense would have been reduced by $27 before taxes and earnings per share after taxes would have increased by $0.32 as of December 29, 2001.

Net Sales and Income by Business Segment and Geographic Region

Total Company net sales in 2003 increased 11% from 2002 and increased 4% in constant currency. Total Company net sales in 2002 increased 9% from 2001 and increased 8% in constant currency.

Geographic Region Net sales in markets outside the U.S. totaled $1,208 in 2003, an increase of $153 or 15% (3% excluding the impact of currency) over the prior year. In 2002, non-U.S. sales were $1,055 compared to $982 in 2001, an increase of $73 or 7%. Excluding the impact of currency, 2002 net sales outside the U.S. increased 5%. Net sales outside the U.S. represented approximately 60%, 58% and 59% of consolidated net sales in 2003, 2002 and 2001, respectively.

     Net U.S. sales totaled $811 in 2003, an increase of $49 or 6% over 2002. Net U.S. sales totaled $762 in 2002 compared to $684 in the prior year, an increase of $78 or 11%. Net U.S. sales represented approximately 40%, 42% and 41% of consolidated net sales for 2003, 2002 and 2001, respectively, with U.S. revenues representing approximately 90% of the Americas segment revenue in each year.

Business Segment The Company's segments are the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research, Development and Engineering organization and the Global Supply Chain organization. In each geographic segment the Company markets products in five product categories: contact lens, lens care, pharmaceuticals, cataract and vitreoretinal, and refractive. The contact lens category includes traditional, planned replacement disposable, daily disposable, multifocal, continuous wear and toric soft lenses and rigid gas permeable lenses and materials. The lens care category includes multi-purpose solutions, enzyme cleaners and saline solutions. The pharmaceuticals category includes generic and proprietary prescription ophthalmic drugs, ocular vitamins, over-the-counter medications and vision accessories. The cataract and vitreoretinal category includes intraocular lenses, phacoemulsification equipment and related disposable products, and viscoelastics and other products used in cataract and vitreoretinal surgery. The refractive category includes lasers, microkeratomes, diagnostic equipment and other products and equipment used in refractive surgery. There are no transfers of products between product categories.

     During the first quarter of 2002, the Company reevaluated the measures and management data used in decision making to ensure it continued to be properly aligned with the Company's strategic objectives (see Note 5 - Business Segment and Geographic Information). Operating income is the primary measure of segment income. Segment income excludes the significant items noted in the Financial Overview. The following table summarizes net sales and operating income by segment and presents total company operating income:
	2003	2002			2001

	As Reported	Percent of Total Net Sales	As Reported	Percent of Total Net Sales	As Reported	Percent of Total Net Sales
Net Sales 1
Americas	$ 901.3	45%	$ 844.1	46%	$ 763.1	46%
Europe	723.2	36%	613.1	34%	581.7	35%
Asia	395.0	19%	359.5	20%	320.7	19%
	$2,019.5		$1,816.7		$1,665.5

Operating Income (Costs) 2
Americas	$ 284.2		$ 247.9		$ 212.6
Europe	202.1		154.9		130.9
Asia	108.3		106.4		81.8
Research, Development & Engineering	(174.8)		(145.2)		(143.8)
Global Supply Chain	(116.7)		(107.2)		(119.8)
Segment Income	$ 303.1		$ 256.8		$ 161.7
Corporate administration 3	(68.2)		(58.1)		(43.9)
Restructuring reversals (charges) and asset write-offs 4	6.3		(49.0)		(21.2)
Other significant charges 5	(5.6)		-		(9.9)
Operating income from continuing operations	$ 235.6		$ 149.7		$ 86.7

1     2001 amounts have been reclassified to reflect the adoption of EITF 01-09 as described in Note 1 - Accounting Policies.

2     Results for 2001 have been restated to reflect the reclassification of amortization expense and to conform to the management reporting structure (see Note 5 - Business Segment and Geographic Information).

3     Corporate administration expenses are discussed in Operating Costs and Expenses.

4     Income (expenses) associated with certain restructuring plans as described in Restructuring Charges and Asset Write-offs.

5     Other significant charges in 2003 pertain to R&D expense associated with the acquisition of an early-stage pharmaceutical technology. In 2001, $7.1 related to hiring costs for the Company's current chief executive officer and $2.8 of severance costs for the Company's former chief executive officer.

     On a constant-currency basis, each geographic segment experienced growth in the contact lens and pharmaceutical product categories during 2003. Growth in contact lens net sales is attributed to gains in the Company's planned replacement and disposable and rigid gas permeable lenses which more than offset declines in traditional modalities. Growth within the pharmaceutical product category reflects continued success of the Company's lines of ocular vitamins. In the lens care category, constant-currency net sales gains in the Americas and Asia offset modest declines in Europe, with overall growth resulting from gains in the ReNu brand of chemical disinfectants. Constant-currency cataract and vitreoretinal surgery revenue increases in Europe offset declines in the Americas and Asia. Double-digit growth in constant-currency refractive surgery revenue in the Americas was more than offset by declines in Europe and Asia. Higher sales of per procedure cards were noted in each geographic segment with more-than-offsetting declines in other refractive product offerings in the Europe and Asia regions.

     The following three sections entitled Americas, Europe and Asia describe year-over-year net sales results by product category for 2003 and 2002 in each geographic segment.

Americas

2003 Versus 2002 The Americas segment's net sales were $901 for 2003 reflecting a 7% increase (6% in constant currency) over 2002. The segment experienced gains in each product category with the exception of a slight decline in the cataract and vitreoretinal product category.

     Contact Lens - In the Americas segment, contact lens revenues increased 3% and 2% in actual dollars and in constant currency, respectively, compared to 2002. This growth was mainly attributable to sales of the SofLens66 Toric contact lens, which continues to hold its market-leading position, and incremental sales of the SofLens Multi-Focal contact lens, which was introduced in the fourth quarter of 2002 and is now the number-one prescribed multifocal lens in the U.S. These gains more than offset the absence of U.S. PureVision contact lens sales in 2003 (see Note 21 - Other Matters for discussion of current litigation pertaining to the PureVision contact lens product line). Excluding revenues from PureVision contact lenses in 2002, the Americas contact lens sales increased 10% in constant currency during 2003.

     Lens Care - Lens care net sales in the Americas increased 5% in both actual dollars and in constant currency. This growth reflected the continued strength of the Company's ReNu brand of lens care products. The Company increased its U.S. market share position in 2003 as evidenced by fourth-quarter independent syndicated market survey information, combined with inventory data available from warehouse clubs and a large retail outlet which indicated consumption had surpassed the Company's rate of shipment.

     Pharmaceuticals - The Americas segment experienced 16% growth in pharmaceutical net sales during 2003 over 2002 in both actual dollars and in constant currency. This growth was fueled by strong sales of multisource pharmaceutical products and ocular vitamins. In the multisource product line, higher sales under government contracts, and incremental sales from the Company's launch of brimonidine, a generic version of Alphagan, were partially offset by reduced sales of generic otic products. In the Company's lines of ocular vitamins, Ocuvite PreserVision continued to post strong results. The Company's U.S. market share held at more than 70%, a position that was strengthened during the fourth quarter of 2003 when the Company was granted patent protection around the formula and method of manufacture for Ocuvite PreserVision ocular vitamins. These growth trends were slightly offset by lower sales within the proprietary portfolio, particularly for the Lotemax brand, where third- and fourth-quarter 2002 revenues benefited from wholesalers' buying in advance of an anticipated price increase.

     Cataract and Vitreoretinal - Net sales of cataract and vitreoretinal products were essentially flat in actual dollars and down 1% excluding currency versus the prior year. Gains in instruments, vitreoretinal products and disposables were offset by declines in revenues from Millennium phacoemulsification equipment and viscoelastics. Full-year declines were also noted in IOL revenues, but these trends reversed during the fourth quarter of 2003, when IOL revenues increased for the first time in more than two years. The fourth-quarter increase was driven by the steady growth of the Company's silicone franchise, predominately the SofPort system launched earlier in 2003, which more than offset the effect of the Company's PMMA IOL rationalization efforts.

     Refractive - The Americas segment posted strong growth in this category as refractive net sales increased 12% in 2003 in actual dollars and 10% in constant currency. Year-to-date increases were led by fourth-quarter gains in excess of 50% that were attributable to the demand for the Company's Zyoptix system, which received FDA approval in the U.S. during the fourth quarter. Laser card revenues were also up significantly for Zyoptix system procedures as well as for standard LASIK. The region also experienced growth in net sales of other laser parts and service.

2002 Versus 2001 The Americas segment's net sales for 2002 increased 11% (12% in constant currency) compared to the prior year. The segment experienced strong gains in contact lenses, lens care products and pharmaceuticals. These gains were partially offset by declines in cataract and refractive sales.

     Contact Lens - Net sales in the Americas increased 11% in actual dollars and 12% in constant currency. Strong growth was noted within the Company's planned replacement and disposable offerings, which include SofLens66 Toric, SofLens59 and SofLens One Day lenses. This growth was mitigated in part due to the Company's inability to sell PureVision lenses in the U.S. as a result of the decision of the U.S. District Court for the District of Delaware (see Note 21 - Other Matters for discussion of current litigation related to the PureVision contact lens product line).

     Lens Care - Growth in the region was also driven by higher sales of lens care products. Lens care net sales in the Americas region increased 16% in both actual and constant currency. In the U.S., lens care revenue gains represented growth from a relatively low base in 2001, when the retail trade was still working down lens care inventory. At year end 2001, the Company believed shipments to retailers were in balance with consumer consumption. Growth in lens care was also aided by the introduction of the Company's no-rub claim for the ReNu MultiPlus brand earlier in 2002.

     Pharmaceuticals - The segment experienced significant growth in sales of pharmaceutical products as net sales were up 23% (26% excluding the impact of currency) for the year. Incremental sales of Ocuvite PreserVision ocular vitamins and strong sales by the remaining products in the Company's Ocuvite vitamin brand, as well as for Lotemax and Alrex proprietary soft steroid products and multisource pharmaceuticals were the primary drivers of this growth.

     Cataract and Vitreoretinal - Net sales of cataract and vitreoretinal products declined 3% in actual dollars and in constant currency. The decrease was partly due to the loss of market share in 2001 resulting from supply constraints for key products in that year.

     Refractive - In the Americas segment, refractive net sales were down 8% and 7% for the year in actual dollars and in constant currency, respectively. Refractive sales in the Americas in 2002 were hampered by the continuing decline of elective refractive surgeries, directly impacting capital equipment purchases in the U.S. An increase in laser placements and diagnostic equipment sales during the fourth quarter, which the Company believed reflected customers' purchases in anticipation of customized ablation approvals in 2003, partially offset the low sales experienced earlier in the year.

Europe

2003 Versus 2002 Net sales in the Europe segment increased 18%. Excluding the impact of currency, net sales increased 2% compared to the prior year. The segment experienced gains in contact lens, pharmaceuticals, and cataract and vitreoretinal net sales on a constant-currency basis. These gains were partially offset by declines in the lens care and refractive product categories.

     Contact Lens - Contact lens net sales in the Europe segment increased 22% in 2003 compared to 2002 (6% in constant currency). These increases reflected strong gains in the Company's planned replacement and disposable offerings, particularly SofLens66 Toric, and incremental revenues from SofLens Multi-Focal contact lenses. The SofLens66 Toric brand is maintaining its number one position in the region. The SofLens Multi-Focal lens continues to receive enthusiastic response from doctors and patients, and captured over 20% of the European multifocal market in its introductory year. Full-year gains were also noted for PureVision contact lenses. The Company's victory in the European Patent Office in mid-September 2003 removed uncertainty in the marketplace about its ability to continue selling the product (see Note 21 - Other Matters for discussion of this and other current litigation pertaining to the PureVision contact lens product line).

     Lens Care - In Europe, lens care product net sales increased 8% over 2002, but declined 6% in constant currency. The decline reflected the Company's 2002 decision to exit certain non-strategic and low-margin lines of lens care products acquired as part of the Woehlk acquisition in October 2000.

    Pharmaceuticals - Pharmaceutical net sales for the Europe segment increased 20% in actual dollars but only 1% in constant currency. The overall growth reflected increased distribution for ocular vitamins, including Ocuvite and Ocuvite PreserVision, which were launched in additional European markets throughout the year. In Germany, constant-currency revenue gains were experienced in both the Company's prescription and OTC business partially attributable to wholesalers stocking up on products during the fourth quarter in anticipation of government-mandated pricing programs which take effect in 2004 and will result in more expensive generic drugs. Also, the Company's French business posted growth from increased sales in glaucoma products, including a long-acting version of Carteol launched earlier in 2003. These full-year increases were in large part offset by the impact from the Company's decision in the second half of 2002 to exit certain non-strategic product lines acquired with the Groupe Chauvin acquisition in 2000.

     Cataract and Vitreoretinal - European cataract and vitreoretinal sales posted increases of 25% and 9% in 2003 in actual dollars and on a constant-currency basis, respectively. Across the region, this growth was driven by higher sales of IOLs, most notably the Akreos acrylic lens, as the trend in Europe continues away from PMMA IOLs into more advanced designs and foldable materials. Higher sales of disposables used with the Millennium phacoemulsification system also contributed to this growth. Spain continues to make a contribution to growth in this product category as the Company is now selling direct in that market as a result of its acquisition of a cataract distributor in September 2002.

     Refractive - Refractive sales in the Europe region were down 2% in 2003, 15% in constant currency, compared to 2002. Higher sales of Zyoptix system cards, service revenue and an increase in laser sales in the fourth quarter, spurred by the launch of the Company's Technolas z100 laser, were more than offset by declines in most other refractive product lines. Market conditions remained subdued across much of the region, with most countries reporting flat to declining procedure volumes. In spite of this, the Company continued to experience an increase in the number of Zyoptix system cards sold.

2002 Versus 2001 Net sales in the Europe segment in 2002 increased 5% and were flat in constant currency as compared to the prior year. This performance was led by higher contact lens revenues due to strong sales of planned replacement and disposable lenses, offset by declines in other product categories.

     Contact Lens - Net sales in the Europe segment increased 20% in actual dollars and 14% in constant currency. This growth was driven by strong gains experienced in the Company's planned replacement and disposable offerings, including SofLens66 Toric, SofLens Comfort, SofLens One Day and PureVision contact lenses.

     Lens Care - Lens care net sales in Europe were flat in actual dollars, but decreased 4% in constant currency in 2002. Favorable impacts from currency were moderated by revenue declines largely due to the Company's decision in 2002 to exit non-strategic product lines acquired as part of the Woehlk acquisition in 2000.

     Pharmaceuticals - In Europe, pharmaceutical net sales were up 5% in actual dollars for 2002. In constant currency, sales were flat. Favorable currency rates and the launch of the Ocuvite ocular vitamin line offset declines in constant-currency revenues resulting from the Company exiting a non-strategic veterinary pharmaceutical product line acquired with the Groupe Chauvin acquisition in 2000.

     Cataract and Vitreoretinal - In 2002, sales in Europe increased 1% in actual dollars, but decreased 3% in constant currency over 2001. Favorable currency rates and growth in viscoelastics were partially offset by a decrease in sales due to disruptions in Spain caused by a distributorship that was exiting the business. The Company acquired the exclusive third-party distributor during September 2002 as described in Note 7 - Accounting for Goodwill and Intangibles.

     Refractive - Net sales in Europe decreased 17% and 20% in actual and constant currency from 2001, respectively, as slowing economic conditions and negative publicity about laser vision correction drove down the rate of procedure growth in key European markets and led to lower equipment sales.

Asia

2003 Versus 2002 The Asia segment's net sales for 2003 increased 10% (4% in constant currency) compared to the prior year. The segment experienced growth in contact lenses and lens care in both actual dollars and in constant currency. These gains were partially offset by declines in the surgical business.

     Contact Lens - The Asia segment's contact lens net sales increased 13% (7% in constant currency). This performance largely reflected sales increases in Japan and China. In Japan, SofLens66 Toric lenses continued to gain share and registered significant year-on-year revenue increases, while in China, the Company's lens franchise posted healthy growth in 2003 despite the impact of SARS earlier in the year.

     Lens Care - In Asia, lens care revenue increased 11% and 6% in actual dollars and in constant currency, respectively, led by the strength of the Company's ReNu brand which continued to be the market share leader for lens care in the Asia region. This position was bolstered through direct-to-consumer messaging about the benefits of chemical disinfectants in several key geographies during 2003.

     Cataract and Vitreoretinal - Revenue from the cataract and vitreoretinal product category in Asia was down 2% compared to 2002. Excluding the impact of currency, revenue decreased 8%. Declines were mainly attributable to Japan, which more than offset constant-currency growth in other markets in the region. The Company's Japanese cataract business continued to be impacted by a loss of share in IOLs, caused by the Company's lack of a competitive foldable offering to compete in the fastest growing market segment. The Company does not expect Japanese approval of its Akreos IOL in the short term, and continues to focus on the remainder of the IOL portfolio as well as its lines of phacoemulsification equipment and supplies, while working to reduce cost and exploring opportunities to accelerate new regulatory applications currently on file.

     Refractive - Refractive net sales in Asia declined 4% and excluding the impact of currency, declined 7%. Higher sales of lasers, largely due to the launch of the Technolas z100 laser, which commands premium pricing, per procedure cards and other laser parts and services were more than offset by declines in microkeratomes and related refractive products.

     Pharmaceuticals - The Company continued to expand and introduce its pharmaceutical products in this region, particularly its vitamin franchise. Net sales of pharmaceuticals in Asia were immaterial to its overall results of operations in 2003 and 2002.

2002 Versus 2001 The Asia segment's net sales increased 12% from the prior year in actual dollars and in constant currency. This increase was primarily due to higher lens care and contact lens sales, particularly in Japan and China. The segment also experienced higher sales of phacoemulsification equipment and an increase in laser placements.

     Contact Lens - Growth of 9% (10% in constant currency) in 2002 was driven by strong gains experienced in the Company's planned replacement and disposable offerings, particularly the SofLens66 Toric lens, which was launched in Japan late in the first quarter of 2002.

     Lens Care - In 2002, Asia region lens care net sales increased 15% in both actual dollars and constant currency. Sales increases were driven by the growth of the ReNu brand in Japan.

     Cataract and Vitreoretinal - In Asia, cataract and vitreoretinal net sales increased 6% and 5% in actual dollars and constant currency, respectively, in 2002. Higher sales of instruments and vitreoretinal products drove the revenue increase.

     Refractive - Asia experienced an increase in refractive net sales of 17% in actual dollars and 15% in constant currency for the year. Laser placements increased over the prior year, with a growing percentage associated with the Company's Zyoptix system for customized ablation.

     Pharmaceuticals - Net sales of pharmaceuticals in Asia were immaterial to its overall results of operations in 2002 and 2001.

     The following table presents total Company net sales by product categories for the years 2003, 2002 and 2001:
	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency
2003
Contact Lens	$ 591.8	13%	5%
Lens Care	498.9	7%	3%
Pharmaceuticals	467.9	18%	9%
Cataract and Vitreoretinal	327.9	9%	2%
Refractive	133.0	3%	(3%)
	$2,019.5	11%	4%

2002
Contact Lens	$ 523.9	13%	12%
Lens Care	465.5	12%	11%
Pharmaceuticals	396.1	15%	14%
Cataract and Vitreoretinal	301.8	(1%)	(2%)
Refractive	129.4	(6%)	(7%)
	$1,816.7	9%	8%
2001 1
Contact Lens	$ 462.7	(3%)	2%
Lens Care	415.9	(15%)	(12%)
Pharmaceuticals	344.7	23%	25%
Cataract and Vitreoretinal	304.2	(1%)	1%
Refractive	138.0	(17%)	(16%)
	$1,665.5	(3%)	(1%)

1     Amounts have been reclassified to reflect the adoption of EITF 01-09 as described in Note 1 - Accounting Policies.

Segment Income Segment income excludes certain significant items such as restructuring charges and reversals, asset write-offs and other significant charges, as well as corporate administration expenses.

     In 2003, segment income increased $46 or 18% as compared to the prior year. Increases experienced by all commercial segments in sales of higher-margin contact lenses (such as SofLens66 Toric and SofLens Multi-Focal) and growth in the lens care category, as well as sales growth achieved by the Americas for the Company's multisource pharmaceutical products and ocular vitamins, were the main factors driving this growth. Changes in foreign currency exchange rates, manufacturing cost savings initiatives, and administrative savings realized through restructuring actions, also contributed to the gain in segment income.

     Research, Development & Engineering segment operating costs increased $30 or 20% in 2003 in support of the Company's R&D spending commitment toward new products. Global Supply Chain segment operating costs increased $10 or 9% from 2002 primarily due to changes in foreign currency, partially offset by cost savings realized through restructuring actions and the absence of certain costs previously absorbed by the Global Supply Chain segment which were determined to be costs more appropriately associated with the operations of the commercial segments. In addition, certain non-recurring expenses were recorded in 2002 associated with the move of PureVision contact lens manufacturing from the U.S. to Ireland and obsolescence charges related to certain lines of IOLs.

     In 2002, segment income increased $95 or 59% as compared to 2001. Increases in sales of higher-margin contact lens products, such as SofLens66 Toric, experienced by all commercial segments and increases in sales of the ReNu brand of chemical disinfectants in the Americas and Asia were the primary drivers. Also, strong sales growth achieved by the Americas for proprietary and multisource pharmaceuticals, as well as for the Company's lines of ocular vitamins, which benefited from the launch of the Ocuvite PreserVision brand, contributed to the increase. Changes in foreign currency exchange rates, manufacturing cost savings initiatives and administrative savings realized through restructuring actions had a positive impact on segment income. The 2002 increases were partially offset by increased spending to support the product launches of ReNu MultiPlus No Rub solution and Ocuvite PreserVision ocular vitamins in the U.S. and SofLens66 Toric contact lenses in Japan.

     Research, Development & Engineering operating costs increased $1 in 2002. The Global Supply Chain segment's operating costs decreased by $12 or 11% from 2001 as a result of product cost savings from ongoing restructuring actions and the adoption of SFAS No. 142, as illustrated in Note 5 - Business Segment and Geographic Information, partially offset by expenses related to the move of PureVision contact lens manufacturing from the U.S. to Ireland (see Note 21 - Other Matters for discussion of current litigation related to the PureVision contact lens product line) and obsolescence charges recorded during 2002 related to the discontinuation of certain lines of IOLs.

Operating Costs and Expenses

The ratio of cost of products sold to sales was 42% in 2003, versus 44% and 46% in 2002 and 2001, respectively. The gross margin improvements in both 2003 and 2002 were driven by cost savings generated by the Company's profitability improvement programs and a favorable mix shift, particularly in the Company's contact lens and lens care product lines. In 2003, these positive factors were partially offset by the impact of foreign currency exchange rates, whereas in 2002 there was a positive impact from changes in foreign currency exchange rates. The gross margin improvement in 2002 was partially offset by expenses related to the move of PureVision contact lens manufacturing from the U.S. to Ireland (see Note 21 - Other Matters for discussion of current litigation relating to the PureVision contact lens product line) and obsolescence charges related to the discontinuation of certain lines of intraocular lenses.

     Selling, administrative and general expenses, including corporate administration, were 39% of sales in 2003 compared to 38% in 2002 and 40% in 2001. The increase in 2003 was largely due to higher marketing and selling expenses, higher expense associated with the Company's performance-based compensation plans and other employee benefit program expenses, and a valuation reserve the Company recorded against amounts advanced to Control Delivery Systems (CDS) under a strategic partnership arrangement (see Note 9 - Related Party Transaction). The 2002 expenses reflect administrative savings generated by the Company's profitability improvement programs and continued control over discretionary spending, partially offset by increased spending to support the product launches of ReNu MultiPlus No Rub multi-purpose solution and Ocuvite PreserVision ocular vitamins in the U.S. and SofLens66 Toric contact lens in Japan, as well as higher expenses associated with the Company's performance-based compensation plans and other employee benefit program expenses. As described in Note 7 - Accounting for Goodwill and Intangibles, the Company adopted SFAS No. 142 as of December 30, 2001, under which the Company no longer amortizes goodwill. Results for 2001 include amortization expense of $27. Additionally, 2001 results include significant items related to hiring costs for the Company's current chief executive officer ($7) and severance costs for the Company's former chief executive officer ($3). Excluding the 2001 significant items and amortization expense, selling, administrative and general expenses would have been 38% of sales in 2001.

    R&D expenses totaled $150 in 2003 and represented 7% of sales in 2003, 2002 and 2001. Part of the $21 increase in 2003 is due to a charge of $6 associated with the acquisition of an early-stage pharmaceutical technology. The Company will continue its commitment to R&D spending in support of its goal of consistently bringing new products to market.

Non-Operating Income and Expense

Other Income and Expense Interest and investment income was $16 in 2003, $45 in 2002 and $48 in 2001. The $29 decrease in 2003 was primarily attributable to a gain of $28 from the sale of Charles River Laboratories stock and interest income of approximately $9 associated with income tax refunds recorded in 2002, partially offset by mark-to-market gains on assets held for the Company's nonqualified deferred compensation plan. Lower average investment levels and investment rates contributed significantly to the 2002 decrease in interest and investment income. Partially offsetting the 2002 decline was a gain from the sale of stock and interest income associated with income tax refunds mentioned above.

     Interest expense was $54 in both 2003 and 2002, and $58 in 2001. During 2003, the Company repaid $201 of notes and replaced them in August with new debt. The savings associated with lower interest on this new debt issuance was partially offset by higher interest expense on the Company's November 2002 debt issuance. The 2002 debt was used in part to refinance existing debt obligations, including the Company's $200 minority interest obligation as described in Note 14 - Minority Interest. Expense associated with the minority interest obligation was recorded as minority interest expense through May 2002. The decrease in 2002 from 2001 was primarily due to lower average debt levels and interest rates. See Note 12 - Debt for a further discussion of the aforementioned events.

     Foreign currency represented a net loss of less than $1 in 2003, a net loss of $4 in 2002 and a net gain of $8 in 2001. The reduced loss in 2003 from 2002 was primarily due to a net gain of $7 from the liquidation of three non-U.S. subsidiaries. The liquidations were part of the Company's ongoing effort to simplify its legal entity structure and reduce overhead cost. The gain was partially offset by increased hedging expense from the Company's foreign exchange hedging program. The $12 decline in 2002 from 2001 was attributable to lower premium income realized on forward foreign exchange contracts and increased expense from the Company's hedging program. In addition, a gain was realized in 2001 on hedging activities associated with a Netherlands guilder investment transaction as described in Note 10 - Other Short- and Long-Term Investments.

Income Taxes The Company's reported tax rate for continuing operations was 34.0% in 2003 as compared to 34.5% in 2002 and 33.8% in 2001. The 2001 rate reflected a deferred tax benefit reflecting a change in the statutory tax rate associated with the Company's joint venture in China. Excluding this item, the effective tax rate would have been 35.0%.

     When calculating income tax expense, the Company recognizes valuation allowances for tax loss and credit carryforwards, which may not be realized utilizing a "more likely than not" approach which is more fully described in Note 11 - Provision for Income Taxes.

Minority Interest The impact to results of operations from minority interest was $4, $17 and $14 for 2003, 2002 and 2001, respectively. See also Note 14 - Minority Interest.

Discontinued Operations During 1999, the Company completed the sale of its eyewear segment to Luxottica Group S.p.A. (Luxottica) for $636 in cash. The Company recorded an after-tax gain on the disposal of discontinued operations of $126 or $2.16 per share. During 2000, Luxottica proposed certain purchase price adjustments related to the sale. On January 22, 2002, the Company reached an agreement with Luxottica relative to the proposed adjustments. The net result of the resolution was an after-tax charge to discontinued operations of $21, or $0.39 per share. This amount was reported as a sale price adjustment related to disposal of discontinued operations in the fourth quarter of 2001. See also Note 2 - Discontinued Operations.

Restructuring Charges and Asset Write-offs

In 2002, 2001 and 2000, the Company's Board of Directors approved plans to restructure certain of the Company's business segments and corporate administrative functions. The Company completed all actions under the Profitability Improvement Program and Transfer of PureVision Contact Lens Manufacturing, the 2001 Program and the 2000 Program as of December 27, 2003, December 28, 2002 and December 29, 2001, respectively. These plans are described more fully in Note 4 - Restructuring Charges and Asset Write-offs, and include the Company's programs to enhance its competitive position.

Profitability Improvement Program and Transfer of PureVision Contact Lens Manufacturing

In July 2002, the Company announced plans to improve operating profitability through a comprehensive plan, approved by the Company's Board of Directors, which included plant closures and consolidations; manufacturing efficiencies and yield enhancements; procurement process enhancements; the rationalization of certain contact lens and surgical product lines; distribution initiatives and the development of a global information technology (IT) platform. These plans included the elimination of approximately 465 jobs worldwide associated with those actions. Restructuring charges and asset write-offs of $23 before taxes associated with these initiatives were recorded in the third quarter of 2002. The Company also recorded a pre-tax amount of $4 during the third quarter of 2002 for severance associated with the elimination of approximately 145 jobs due to the transfer of PureVision extended wear contact lens manufacturing from the U.S. to Waterford, Ireland as a result of a ruling against the Company in a U.S. patent lawsuit (see Note 21 - Other Matters for discussion of current litigation relating to the PureVision contact lens product line.) The after-tax impact of these third quarter charges was $17 or $0.31 per share. During the fourth quarter of 2003, the Company reversed $6 pre-tax or $0.12 per share, representing remaining reserves that were no longer needed.

     These actions are expected to yield pre-tax cost savings of approximately $54 in 2004 and $90 annually beginning in 2005. These savings are expected to be realized primarily through reduced cost of products sold and selling, administrative and general expenses, and are expected to be partially reinvested into R&D.

2001 Program In December 2001, the Company's Board of Directors approved a comprehensive restructuring plan designed to reduce ongoing operating costs by eliminating approximately 800 jobs on a global basis. As of December 29, 2001, management had identified actions and notified the appropriate personnel in what it considered Phase I of the restructuring program. As a result, a pre-tax amount of $8 was recorded during the fourth quarter of 2001 for Phase I of the restructuring and for asset write-offs. The after-tax impact of this charge was $6 or $0.10 per share. During the first quarter of 2002, a pre-tax charge of $24 was recorded for Phase II of the restructuring and additional asset write-offs. The after-tax impact of this charge was $15 or $0.28 per share. During the third quarter of 2002, the Company reversed $1 pre-tax or $0.01 per share, representing remaining reserves that were no longer needed.

     This program yielded pre-tax cost savings of approximately $33 annually. These savings were realized primarily through reduced cost of products sold and selling, administrative and general expenses, a portion of which has been reinvested into R&D, marketing and other programs designed to accelerate sales growth.

2000 Program In December 2000, the Company's Board of Directors approved a comprehensive restructuring plan designed to facilitate the Company's realignment as an integrated operating company with centralized management of R&D and supply chain operations and with commercial operations managed on a regional basis. The plan was implemented in two phases due to the anticipated timing of communication to employees and overall implementation schedule. As a result, a pre-tax amount of $43 was recorded during the fourth quarter of 2000 for Phase I of the plan. The after-tax impact of this charge was $28 or $0.50 per share. During the first quarter of 2001, a pre-tax charge of $17 was recorded for Phase II of the plan. The after-tax impact of this charge was $11 or $0.20 per share. During the fourth quarter of 2001, the Company reversed an after-tax amount of $3 or $0.05 per share.

     This program yielded pre-tax cost savings of approximately $45 annually, a portion of which have been reinvested into R&D, marketing and other programs designed to accelerate sales growth.

Liquidity and Financial Resources

The Company's liquidity remains strong. Cash and cash equivalents were $563 and $465 at December 27, 2003 and December 28, 2002, respectively. In January 2003, the Company replaced a $250 revolving credit agreement with a five-year, $400 syndicated revolving credit agreement. Under the terms of the 2003 syndicated revolving credit agreement, the facility was reduced to $250 effective August 4, 2003 when the Company completed the issuance of $210 of notes and convertible notes. In connection with the sale of the convertible notes, the Company repurchased one million shares of its Common stock at an average price per share of $40.96. The Company used the remaining proceeds of the offerings primarily to refinance existing debt obligations.

Cash Flows from Operating Activities Cash provided by operating activities totaled $248 in 2003, an increase of $12 from 2002. The increase reflected higher earnings and increased payments received from customers as a result of increased sales in 2003 combined with a reduction in days sales outstanding (DSO). DSO was 81 days at the end of 2003, a decrease from 85 days at the end of 2002. The positive trend in DSO demonstrates the Company's continuing focus on asset management, especially cash collections. The increase was also impacted by a $22 decrease in cash payments made for severance and other related costs in connection with the Company's restructuring programs (see Note 4 - Restructuring Charges and Asset Write-offs) and a decrease in funding of its U.S. pension plan in 2003. U.S. pension plan funding was $4 and $15 in 2003 and 2002, respectively. The increase in cash provided by operating activities was partially offset by a $36 increase in cash payments for income taxes and higher outflows associated with foreign currency contracts resulting from the unprecedented strengthening of the euro.

     Cash provided by operating activities totaled $237 in 2002, an increase of $57 from 2001. The 2002 increase in cash flows from operating activities was driven primarily by higher net income, a decrease in inventories and a decrease in cash paid for interest and income taxes, partially offset by an increase in trade receivables.

Cash Flows from Investing Activities Net cash used in investing activities of $94 in 2003 resulted primarily from capital expenditures of $92 and the acquisition of additional interests in the Company's Korean commercial and manufacturing joint ventures for $6 (as described in Note 7 - Accounting for Goodwill and Intangibles).

     Net cash used in investing activities of $87 in 2002 resulted primarily from capital expenditures of $92, a $23 sale price adjustment payment related to the disposal of a discontinued operation and $6 for the acquisition of a distributorship in Spain (see Note 7 - Accounting for Goodwill and Intangibles), which were partially offset by a cash inflow of $37 from the sale of the Company's remaining equity interest in Charles River Laboratories.

     In 2001, cash used in investing activities was $21. The cash outflow resulted primarily from $96 for capital expenditures and $49 for acquisitions of businesses and rights to certain pharmaceutical products, partially offset by the cash inflow of $30 from the sale of 51% of the Company's original equity interest in the Charles River Laboratories business, as well as cash inflow of $97 from the exercise of an option on a Netherlands guilder investment where the majority of the Company's equity position was put back to the issuer (see Note 10 - Other Short- and Long-Term Investments).

Cash Flows from Financing Activities Net cash used in financing activities of $80 in 2003 consisted primarily of $202 repayment of debt and notes payable, $41 to repurchase one million shares of the Company's Common stock as described in Access to Financial Markets below, $31 paid in the first quarter of 2003 to settle forward equity contracts as described in Note 19 - Forward Equity Contracts and $28 of dividend payments. The cash outflows from these activities were partially offset by $210 of proceeds from concurrent offerings of notes and convertible notes in August 2003 as described in Note 12 - Debt.

     The recent appreciation in the Company's stock price has resulted in a higher number of stock option exercises. On January 27, 2004, the Board of Directors authorized the repurchase of up to two million common shares to partially offset the dilutive impact of the anticipated increase in stock option exercise activity.

     Cash used in financing activities was $230 in 2002. During the second quarter of 2002, a payment of $200 was made related to the early termination of a minority interest obligation, as described in Note 14 - Minority Interest. Repayments of debt and net repayments of notes payable were $215. Proceeds from issuance of debt were $225. As described in Note 12 - Debt, the Company issued $150 of five-year 6.95% fixed-rate senior notes, the proceeds of which were used for general corporate purposes, including the refinancing of existing debt obligations. The Company also borrowed $75 against its revolving credit agreement during the second quarter of 2002, and repaid that borrowing during the third quarter of 2002, as discussed in Access to Financial Markets below. Dividend payments totaled $42.

     Financing activities used $275 of cash during 2001, primarily to repay $252 of long-term debt. Dividend payments totaled $56.

Financial Position The Company's total debt, consisting of short- and long-term borrowings, was $847 and $844 at the end of 2003 and 2002, respectively. The ratio of total debt to capital was 41.3% and 45.3% at year-end 2003 and 2002, respectively. Cash and cash equivalents totaled $563 and $465 in 2003 and 2002, respectively.

     Two tranches of the Company's long-term debt due in 2013 and 2015 allowed remarketing agents to call the debt from the holders in 2003 and 2005, respectively, and in certain cases remarket the debt at a higher interest rate than the then current market rate. Following the Company's debt rating being downgraded by Moody's Investors Service during March 2002, the agents exercised their right to put the marketing agreements back to the Company. As a result of this action, a $100 tranche of long-term debt, originally due in 2013, matured and was repaid in 2003, and an additional $100 tranche of long-term debt, originally due in 2015, will mature in 2005.

     The Company believes it has adequate cash, credit facilities and access to financial markets to meet all of its debt maturity requirements.

Contractual Cash Obligations At December 27, 2003, the Company had the following contractual cash obligations due by the following periods:
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations1
Long-term debt obligations	$847	$195	$103	$202	$347
Purchase obligations2	86	40	23	7	16
Minimum operating lease commitments	72	22	30	11	9
Total	$1,005	$257	$156	$220	$372

1     The Company had no capital lease obligations at December 27, 2003. The Company's other long-term liabilities consisted primarily of employee benefit plans. (See Critical Accounting Policies for a discussion of the Company's estimated future statutory minimum funding requirements.)

2     Purchase obligations include the Company's minimum obligation to purchase goods and services, or to make royalty payments, under agreements that are enforceable and legally binding. The amounts above include payments due under a power contract that can be terminated in the tenth year with the payment of $1. If the Company chooses to terminate the power contract, the payments due in more than five years would decrease by $9.

Access to Financial Markets As of December 27, 2003 and December 28, 2002, the Company's long-term debt was rated BBB- by Standard & Poor's and Ba1 by Moody's Investors Service.

     On March 11, 2002, the Company was downgraded by Moody's Investors Service as a result of its 2001 performance. Due to this downgrade, certain financial transactions became terminable at the option of the holders. These included an outside investor's limited partnership interest which was recorded as minority interest totaling $200; financing for the Company's World Headquarters facility of $63; and securitized trade receivables of $25. During March 2002, the outside partner exercised its put right for its $200 partnership interest as described in Note 14 - Minority Interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred in May 2002. The payment was funded through existing cash reserves as well as the Company's borrowing $75 against its then current syndicated revolving credit agreement, which was repaid in July 2002. In addition, under their original payment terms, outstanding debt related to the securitized trade receivables was paid in March 2002, and the World Headquarters facility was paid by the Company at maturity in December 2002.

     In November 2002, the Company issued $150 of five-year 6.95% fixed-rate senior notes under a $500 Shelf Registration filed with the Securities and Exchange Commission in June 2002. In August 2003, the Company issued $210 in concurrent offerings of notes and convertible notes. The first offering was a $50 public offering of five-year fixed-rate senior notes with a coupon rate of 5.90%, also issued under the $500 Shelf Registration, $300 of which remained available for issuance as of December 27, 2003. The Company simultaneously executed an interest rate swap agreement converting the $50 of fixed-rate rate notes to a variable rate. The initial effective cost of the notes, which includes both the impact of the interest rate swap and the settlement of a $50 cash flow hedge designated to hedge the benchmark interest rate in connection with the offering was 5.75%. The second offering was a $160 placement of variable-rate convertible senior notes due in 2023. The notes accrue interest at six-month LIBOR plus 0.5% with the rate reset on a semi-annual basis in advance. The initial interest rate was 1.64%. The notes will be convertible, under certain conditions, into shares of the Company's Common stock at an initial conversion price of $61.44 per share, which represented a 50% premium over the closing price of the Company's Common stock on the date the notes were offered. On October 30, 2003, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission in satisfaction of certain registration rights granted to the holders of the $160 convertible notes. The registration became effective on January 8, 2004. In connection with the sale of the convertible notes, the Company repurchased one million shares of its Common stock on August 4, 2003 at an average price per share of $40.96. The Company used the remaining proceeds of the offerings primarily to refinance existing debt obligations.

     At December 28, 2002, the Company had a $250 syndicated revolving credit agreement expiring in January 2004. In January 2003, the Company replaced this $250 agreement with a five-year, $400 syndicated revolving credit agreement. Under the terms of the 2003 syndicated revolving credit agreement, the facility was reduced to $250 effective August 4, 2003 when the Company completed the issuance of $210 of notes and convertible notes. The new facility included covenants similar to covenants contained in the former facility, which require the Company to maintain certain EBITDA to interest and debt ratios. In the event of violation of the covenants, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. There were no covenant violations during 2003 or 2002 and the Company does not anticipate that a violation of these covenants is likely to occur. The interest rate under the agreement is based on the Company's credit rating and at the Company's option LIBOR, or the base rate of one of the lending banks. There were no outstanding borrowings under the syndicated revolving credit agreements as of December 27, 2003 or December 28, 2002. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements. There were no outstanding borrowings under these non-U.S. credit facilities as of December 27, 2003, and $1.4 was outstanding at December 28, 2002.

     The Company believes its existing credit facilities, in conjunction with the financing activities mentioned above, provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital Working capital and the current ratio were $545 and 1.6, and $456 and 1.5, respectively, at year-end 2003 and 2002.

Dividends Dividends on Common stock, declared and payable quarterly, totaled $0.52 per share for the year ended 2003, $0.65 per share for the year ended 2002 and $1.04 per share for the year ended 2001. Total cash dividends of $28, $42 and $56 were paid in 2003, 2002 and 2001, respectively. During April 2002, the Board of Directors approved a reduction in the quarterly dividend paid on shares of the Company's Common stock from $0.26 per share to $0.13 per share effective for the quarterly dividend payable July 1, 2002.

Return on Equity and Capital Return on average shareholders' equity was 11.9% in 2003, compared with 7.4% in 2002 and 2.1% in 2001. Return on invested capital was 8.5% in 2003, 6.0% in 2002 and 3.1% in 2001.

Off-Balance Sheet Arrangements

Prior to 2003, the Company had entered into two arrangements with Variable Interest Entities (VIEs) to engage the research, development and commercialization of certain technologies. VIEs are described in Note 1 - Accounting Policies (FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51). The Company has an equity interest of approximately 23%, valued at $0 on its balance sheet, in a VIE that results from a strategic partnering arrangement entered into during 1999 that involves implant technology for treating retinal and other back-of-the-eye diseases. Under the original agreement, the Company remitted payments to the strategic partner for R&D activities and the achievement of certain milestones such as completion of clinical testing, NDA filings and FDA approvals. As described in Note 9 - Related Party Transaction, an anticipated delay of up to three years in U.S. regulatory filings for the Retisert drug delivery product for the diabetic macular edema indication was announced in May 2003. The Company indicated that this delay resulted in a reevaluation of its role in the ongoing development and approval process and decided to conduct and supervise directly the day-to-day development and clinical activities. During the fourth quarter of 2003, the Company renegotiated its arrangement to formalize this change.

     The other arrangement consists of an equity investment of $0 and $6 as of December 27, 2003 and December 28, 2002, respectively, recorded as an other long-term asset, in connection with a licensing agreement signed during 2002 to develop treatments for ocular infections. During the quarter ended June 28, 2003, the Company recorded an other-than-temporary impairment charge of $2 based on negative earnings and cash flow trends of the licensor, and inconclusive efforts by the licensor to secure interim financing. The licensing agreement and $4 of preferred stock was cancelled in December 2003 in conjunction with the Company's decision to invest in and internally develop this ocular infection technology, which is in its early-stages. As such, the Company is no longer required to remit payments to the licensor originally due upon the achievement of certain milestones. The remaining equity investment is less than $0.3 as of December 27, 2003.

     As a result of the renegotiation and license cancellation described above, future payments to the VIEs for R&D activities and milestone achievements over the next five years are estimated to be immaterial.

     The Company has obligations under certain guarantees, letters of credit, indemnifications and other contracts that contingently require the Company to make payments to guaranteed parties upon the occurrence of specified events. The Company believes the likelihood is remote that material payments will be required under theses contingencies, and that they do not pose potential risk to the Company's future liquidity, capital resources and results of operations. See Note 16 - Commitments and Contingencies for further descriptions and discussions regarding the Company's obligations.

Market Risk

The Company, as a result of its global operating and financing activities, is exposed to changes in interest rates and foreign currency exchange rates that may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rates and foreign currency exchange rates primarily through its use of derivatives. The Company does not use financial instruments for trading or other speculative purposes, nor does it use leveraged financial instruments.

     The Company primarily uses forward foreign exchange contracts to hedge foreign currency transactions and equity investments in non-U.S. subsidiaries. For contracts outstanding at the end of 2003, foreign currencies purchased were primarily euros, British pounds, Swiss francs and Hong Kong dollars. Foreign currencies sold were primarily euros, Japanese yen, British pounds and Korean won. With respect to 2002, foreign currencies purchased were primarily British pounds, Hong Kong dollars, Japanese yen, euros and Swiss francs. Foreign currencies sold were primarily euros, Japanese yen, British pounds, Canadian dollars and Hong Kong dollars. The magnitude and nature of the Company's hedging activities are explained further in Note 17 - Financial Instruments. A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the Company's net income indicates that, if the U.S. dollar strengthened against all foreign currencies by 10%, the Company would realize a loss of approximately $5 on forward foreign exchange contracts outstanding at year end 2003. Similar analysis conducted at the end of 2002 indicated that, had the U.S. dollar then strengthened against all foreign currencies by 10%, the Company would have realized a gain of approximately $32 on forward foreign exchange contracts outstanding at year end 2002. Such losses or gains would be substantially offset by gains or losses from the revaluation or settlement of the underlying positions hedged.

     The Company may enter into interest rate swap, interest rate lock and cap agreements to effectively limit exposure to interest rate movements within the parameters of its interest rate hedging policy. For foreign currency-denominated borrowing and investing transactions, cross-currency interest rate swap contracts may be used, which, in addition to exchanging cash flows derived from interest rates, exchange currencies at both inception and termination of the contract. There were no cross-currency interest rate swap contracts outstanding at December 27, 2003 or December 28, 2002. A sensitivity analysis to measure the potential impact that a change in interest rates would have on the Company's net income indicates that a one-percentage point decrease in interest rates, which represents a greater than 10% change, would increase the Company's net financial expense by approximately $4 and $5 based on 2003 and 2002 year-end positions, respectively.

     Counterparties to the financial instruments discussed above expose the Company to credit risks to the extent of non-performance. The credit ratings of the counterparties, which consist of a diversified group of major financial institutions, are regularly monitored and thus credit loss arising from counterparty non-performance is not anticipated.

Outlook

The Company expects 2004 revenues to grow in the mid-single digits over the 2003 amounts. The Company's outlook uses a constant-currency measure that translates both revenue and expense plans for 2004 and actual results for 2003 at the same predetermined exchange rates. The actual exchange rates for 2004 may differ from these rates. If the actual exchange rates as of the end of 2003 were to remain in effect for 2004, the Company would report top-line growth for 2004 of about ten percent. The remainder of the Outlook is presented in constant currency.

     Global contact lens revenues are expected to grow in the low-double digits, reflecting further market expansion and geographic availability for both SofLens66 Toric and SofLens Multi-Focal brands, as well as the launch of SofLens One Day brand in Japan. In the lens care category, the Company expects to continue to post growth in the low-single digits, outpacing market trends as a result of its continued leadership in the multi-purpose solution segment, the only growing category of the lens care market. That growth includes the anticipated global launch of an all-new multipurpose solution in 2004. In pharmaceuticals, the Company projects revenues to grow in the mid-single digits. This will result from continued expansion of the vitamin business, as well as the second-half launch of a loteprednol combination product in the U.S., those gains being tempered somewhat by the impact of German pricing legislation, which will result in more expensive generic drugs. Revenues from the overall cataract business are expected to grow in the upper-single-digit range with continued growth coming from the SofPort system and the Akreos IOL, which will be launched in additional markets during the year. Lastly, the Company anticipates growth of close to 20% in the refractive category, based on continued share gains in U.S. laser placements, the incremental impact of the Zyoptix system in the U.S., the worldwide introduction of new microkeratome and extra precision blades and the continued expansion of the geographic availability of the Technolas z100 laser.

     Gross margins for 2004 are expected to improve as a percent of sales, reflecting continued benefits from ongoing cost savings initiatives and revenue mix shifts. Selling, administrative and general expenses are expected to decline slightly as a percentage of sales. R&D spending is expected to increase approximately 20 percent over 2003 amounts to approximately 8% of sales, reflecting the Company's continued commitment to R&D spending in support of its goal to continuously bring new products to market.

     Net financing expense is projected to total approximately $45, reflecting the favorable impact of the Company's debt refinancing activities over the last eighteen months. The effective tax rate is expected to decrease from 34.0% to 33.5% for 2004.

     As a result, the Company expects to generate earnings per share in the range of $2.60 to $2.65 in 2004, depending upon exchange rates, with each quarter growing at approximately 15% over 2003 results, adjusted for restructuring reversals and other significant items discussed earlier in this Financial Review.

     Lastly, the Company expects to generate cash flow from operating activities of approximately $200 as compared to $248 in 2003. Increased cash flows from higher projected earnings and continued asset management efforts in the accounts receivable and inventory areas will be more than offset by anticipated cash tax payments of $40 more than projected tax expense, as well as anticipated U.S. pension plan funding of up to $20. Capital expenditures are projected to be approximately $90, essentially flat with 2003.

Critical Accounting Policies

The accompanying consolidated financial statements and notes to consolidated financial statements contain information that is pertinent to management's discussion and analysis of financial condition and results of operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates and assumptions.

     The Company believes that the critical accounting policies discussed below involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts. The impact and any associated risks related to these policies on its business operations are discussed below. Senior management has discussed the development and selection of the critical accounting estimates and the related disclosure included herein with the Audit Committee of the Company's Board of Directors.

Revenue Recognition The Company recognizes revenue when it is realized or realizable and earned, based on terms of sale with the customer, generally upon product shipment, product delivery or customer acceptance. The terms and arrangements vary by product category, owing to the differing nature of the customers, channels and products across the categories. The Company believes its revenue recognition policies are appropriate in all circumstances, and that its policies are reflective of complexities arising from customer arrangements. For the sale of multiple-element arrangements whereby equipment is combined with services, including maintenance and training, and other elements, such as supplies, the Company allocates to and recognizes revenue from the various elements based on verifiable objective evidence of fair value. Revisions to these determinants of fair value would affect the timing of revenue allocated to the various elements in the arrangement and would impact the results of operations of the Company. The Company records estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. If market conditions were to change, the Company may take actions to expand these customer offerings, which may result in incremental reductions to revenue. Reductions to revenues represented approximately 9% of gross customer sales in 2003, compared to 11% for both 2002 and 2001.

Fair Value of Assets The Company assesses the carrying value of its identifiable intangible assets, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable, or at least annually in the case of goodwill. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of the underlying assets; and significant adverse industry or market economic trends. In the event that the carrying value of assets are determined to be unrecoverable, the Company would estimate the fair value of the assets or reporting unit and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios. The Company's policy is consistent with current accounting guidance as prescribed by SFAS No. 142, Goodwill and Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 1 - Accounting Policies for a further discussion of SFAS No. 142 and SFAS No. 144. The Company also assesses the fair value of identifiable intangible assets, long-lived assets, goodwill and purchased in-process research and development at the inception of an acquisition.

Provisions for Uncollectible Trade Receivables The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. If the financial condition of customers were to deteriorate, thereby resulting in an inability to make payments, additional allowances could be required. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon customer payment history and current creditworthiness, as determined by the Company's review of its customers' current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. The Company recorded $3, $6, and $5 in provisions to the Statements of Income for doubtful accounts in 2003, 2002 and 2001, respectively. The Company considers all available information in its quarterly assessments of the adequacy of the reserves for uncollectible accounts. If the provision for uncollectible trade receivables were to change by one-percentage point of the Company's gross trade receivables, operating income is estimated to increase or decrease by less than $5.

Inventory Allowances The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. The Company values its inventory at the lower of cost or net realizable market values. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the next twelve months. Several factors may influence the realizability of its inventories, including decisions to exit a product line, technological change and new product development. These factors could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. If in the future, the Company determined that its inventory was overvalued, it would be required to recognize such costs in cost of sales at the time of such determination. Likewise, if the Company determined that its inventory was undervalued, cost of sales in previous periods could have been overstated and the Company would be required to recognize such additional operating income at the time of sale. While such inventory losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same loss rates that it has in the past. Therefore, although the Company makes every effort to ensure the accuracy of forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and its reported operating results. The Company recorded $11, $17 and $8 in provisions to the Statements of Income for excess, slow-moving and obsolete inventory in 2003, 2002 and 2001, respectively. At this time, management does not believe that anticipated product launches would have a material effect on the recovery of the Company's existing net inventory balances. If the inventory allowance were to change by one-percentage point of the Company's gross inventory, operating income is estimated to increase or decrease by less than $3.

Restructuring Actions Over the last several years the Company has engaged in several significant restructuring actions, which have required the development of formalized plans as they relate to exit activities based on guidance provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). These plans have required the Company to utilize estimates related to severance and other employee separation costs, lease cancellations and other exit costs. Given the significance and the timing of the execution of such actions, this process was complex and involved periodic reassessments of estimates calculated at the time the original decisions were made. The Company's policies for future restructuring actions, based on guidance provided by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which replaced EITF Issue No. 94-3, require recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. There are no open restructuring programs as of December 27, 2003.

Deferred Tax Assets The Company evaluates the recoverability of its deferred tax assets on an ongoing basis. This evaluation includes assessing the available positive and negative evidence surrounding this recoverability and estimating a valuation allowance. In determining the valuation allowance, the Company has considered future taxable income and the feasibility of tax planning initiatives. Should the Company determine that it is more likely than not it will realize certain of its deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. Alternatively, if the Company determined that it would not be able to realize its recorded net deferred tax asset, an adjustment to increase the valuation allowance would be charged to the results of operations in the period such conclusion was made. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although management believes that adequate consideration has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the results of operations of the Company. Net increases to the valuation allowance were $1, $2 and $23 in 2003, 2002 and 2001, respectively.

Employee Benefits The Company's benefit plans consist of defined benefit pension plans, defined contribution plans and a participatory defined benefit postretirement plan. The assets, liabilities and related expense of these plans are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates, rates of increase of health care costs, rates of future compensation increases and other assumptions inherent in these valuations. The Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. The Company annually reviews the assumptions underlying the actuarial calculations and makes changes to these assumptions as necessary. The following is a discussion of the most significant estimates and assumptions used in connection with the Company's employee benefit plans.

     The expected return on plan assets for 2003 was 8%. This rate reflects the average rate of earnings expected on the funds invested to provide for the benefits included in the projected benefit obligation. This rate considers the actual performance of plan assets over the last 10 years and the investment policy of the Company to invest plan assets in both equity and fixed income (debt) securities to certain targeted levels. A one-percentage point change in the expected return on plan assets would result in an increase or decrease in employee benefit costs of approximately $2.

     The discount rate used for 2003 was 6%. The discount rate reflects the rate at which employee benefits could be effectively settled and is developed in coordination with the Company's actuaries. If the discount rate were to decrease by 1% for the U.S. pension plans, which represent the majority of the total pension plans, the plan liabilities would increase by approximately $27 and the expense would increase by approximately $2.

     Assuming a constant employee base, the most important estimate associated with the Company's postretirement plan is the assumed health care cost trend rate. A one-percentage point change in this estimate would increase or decrease the benefit obligation by approximately $9 and the expense would increase or decrease by approximately $1.

     Based on the benefit plans' current assets and liabilities and using the current statutory minimum funding requirements and interest rates, contributions of approximately $10 in 2004 and approximately $20 in 2005 and 2006 would be required. Any changes to the assumptions described above or statutory changes including the current IRS methodology would have a significant impact on this estimate.

Derivative Financial Instruments and Hedging Activity The Company, as a result of its global operating and financing activities, is exposed to changes in interest rates and foreign currency exchange rates that may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rates and foreign currency exchange rates primarily through its use of derivatives. The Company enters into financial derivative instruments only for the purpose of minimizing those risks and thereby reducing volatility in income. Derivative instruments utilized as part of the Company's risk management strategy may include interest rate swaps, locks and caps, and forward foreign exchange contracts and options. All derivatives are recognized on the balance sheet at fair value. The Company establishes the fair value of its derivatives using quoted market prices, which is the preferred method of establishing fair value as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative

Instruments and Certain Hedging Activities, an amendment of SFAS No. 133, collectively referred to as SFAS No. 133. The Company uses the quoted market price of an instrument with similar characteristics if none exists for its derivative. Additionally, the Company may also use prescribed valuation techniques such as discounted future cash flows, option pricing models or matrix pricing models to establish fair value in the event quoted market prices of the derivative or of an instrument with similar characteristics are not available. The fair value (also the carrying value) of foreign exchange instruments and interest rate instruments were net receivables of $1 and $1, respectively, as of December 27, 2003 and net payables of $12 and $5, respectively, at December 28, 2002. The Company does not employ leveraged derivative instruments, nor does it enter into derivative instruments for trading or speculative purposes. In using derivative instruments, the Company is exposed to credit risk. The Company's derivative instrument counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty risk by requiring specific minimum credit standards and diversification of counterparties.

Other Matters

Environment The Company believes it is in compliance in all material respects with applicable environmental laws and regulations. The Company is presently involved in remedial and investigatory activities at certain locations in which the Company has been named a responsible party. At all such locations, the Company believes such efforts will not have a material adverse effect on its results of operations or financial position.

New Accounting Guidance In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company determined that legal obligations exist for certain leases of real property that contain clauses requiring the Company to reinstate the premises, such as the removal of alterations made by the Company during the lease term. The Company adopted SFAS No. 143 in the first quarter of 2003 and recorded a charge of $0.9 in its Statements of Income as a cumulative change in accounting principle, net of tax.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides guidance on alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. In addition, this statement amends Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company adopted the disclosure provisions of SFAS No. 148 in the interim period ending March 29, 2003. The Company did not voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation and therefore accounts for its stock-based compensation plans under the provisions of APB Opinion No. 25 (see Note 1 - Accounting Policies).

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which required all variable interest entities to be consolidated by the primary beneficiary. In addition, the Interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this Interpretation were effective for all financial statements issued after January 31, 2003. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51. This interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, addresses consolidation by companies of variable interest entities which have specific characteristics and also addresses exceptions to the scope of this Interpretation. The consolidation requirements of this Interpretation are effective for the first reporting period ending after March 15, 2004 for all non-special purpose entities created prior to February 1, 2003. For all entities that were created subsequent to January 31, 2003, consolidation requirements of this Interpretation were effective upon creation. The Company has determined that it has engaged in research, development and commercialization arrangements with two variable interest entities as described in the Off-Balance Sheet Arrangements section of Management's Discussion and Analysis of Financial Condition and Results of Operations. However, the Company's interest in these entities qualifies for the scope exception from the consolidation requirement of this Interpretation and consolidation is therefore not applicable.

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

     In December 2003, the FASB issued SFAS No. 132 (revised 2003) Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106. SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, 88 and 106. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original FASB Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also requires interim-period disclosures of the total amount of the employer's contributions paid, and expected to be paid, during the fiscal year, if significantly different from amounts previously disclosed, and the amount of net periodic benefit cost recognized. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company has adopted the provisions of this Statement (see Note 13 - Employee Benefits).

     In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1). The FSP permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act"). Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information. The Company's financial statements do not reflect the impact of the Act due to the level of uncertainty.

     The FASB also recently issued the following pronouncements which became effective in fiscal year 2003: SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections; SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of these accounting standards did not have an impact on the Company's financial position.

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words "anticipate", "appears", "foresee", "should", "expect", "estimate", "project", "will", "are likely" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the headings Executive Overview and Outlook and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future Company performance, and are thus dependent on a number of factors, which may affect the Company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, general global and local economic, political and sociological conditions including, without limitation, periods of localized disease outbreak such as the SARS epidemic, and changes in such conditions, the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the Company's businesses compete, effects of war or terrorism, changing currency exchange rates, the general political climate existing between and within countries throughout the world, events affecting the ability of the Company to timely deliver its products to customers, including those which affect the Company's carriers' ability to perform delivery services, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the Company's products, legal proceedings initiated by or against the Company, including those related to patents and other intellectual property in the U.S. and throughout the world, the impact of Company performance on its financing costs, changes in government regulation of the Company's products and operations, changes in governmental laws and regulations relating to the import and export of products, government pricing changes and initiatives with respect to healthcare products in the U.S. and throughout the world, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, changes in the Company's credit ratings, or the cost of access to sources of liquidity, the Company's ability to maintain positive relationships with third-party financing resources, the financial well-being and commercial success of key customers, development partners, and suppliers, changes in the availability of and other aspects surrounding the supply of raw materials used in the manufacture of the Company's products, changes in tax rates or policies or in rates of inflation, changes in accounting principles and the application of such principles to the Company, the performance by third parties upon whom the Company relies for the provision of goods or services, the ability of the Company to successfully execute marketing strategies, the ability of the Company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies in the U.S. and throughout the world, the ability of the Company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations in the U.S. and throughout the world, difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products, the successful completion and integration of acquisitions by the Company, the successful relocation of certain manufacturing processes, the continued successful implementation of efforts in managing and reducing costs and expenses, the continued successful execution of the Company's profitability improvement plans, the effect of changes within the Company's organization, including the selection and development of the Company's management team and such other factors as are described in greater detail in the Company's filings with the Securities and Exchange Commission, including, without limitation, Exhibit 99-a to this 2003 Annual Report on Form 10-K and the Current Report on Form 8-K dated June 14, 2002.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The section entitled Market Risk as set forth on page 23 in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report on Form 10-K is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

Statements of Income
For the Years Ended December 27, 2003, December 28, 2002 and December 29, 2001 Dollar Amounts in Millions Except Per Share Data	2003	2002	2001
Net Sales	$2,019.5	$1,816.7	$1,665.5

Costs and Expenses
Cost of products sold	858.0	797.1	763.7
Selling, administrative and general	782.3	692.5	671.9
Research and development	149.9	128.4	122.0
Restructuring (reversal) charges and asset write-offs	(6.3)	49.0	21.2
	1,783.9	1,667.0	1,578.8
Operating Income	235.6	149.7	86.7

Other (Income) Expense
Interest and investment income	(15.7)	(44.9)	(48.4)
Interest expense	54.2	53.9	58.3
Foreign currency, net	0.1	3.7	(8.2)
	38.6	12.7	1.7
Income from Continuing Operations before Income Taxes and Minority Interest	197.0	137.0	85.0
Provision for income taxes	67.0	47.2	28.7

Income from Continuing Operations before Minority Interest	130.0	89.8	56.3
Minority interest in subsidiaries	3.6	17.3	14.3
Income from Continuing Operations	126.4	72.5	42.0

Discontinued Operations
Sale price adjustment related to disposal of discontinued operations, net of taxes	-	-	(21.1)
Income before Change in Accounting Principle	126.4	72.5	20.9

Cumulative Effect of Change in Accounting Principle, Net of Taxes	(0.9)	-	0.3
Net Income	$ 125.5	$ 72.5	$ 21.2

Basic Earnings (Loss) Per Share:
Continuing Operations	$ 2.39	$ 1.35	$ 0.78
Discontinued Operations	-	-	(0.39)
Cumulative Effect of Change in Accounting Principle	(0.02)	-	-
	$ 2.37	$ 1.35	$ 0.39
Average Shares Outstanding Basic (000s)	53,019	53,832	53,578

Diluted Earnings (Loss) Per Share:
Continuing Operations	$ 2.36	$ 1.34	$ 0.78
Discontinued Operations	-	-	(0.39)
Cumulative Effect of Change in Accounting Principle	(0.02)	-	-
	$ 2.34	$ 1.34	$ 0.39
Average Shares Outstanding Diluted (000s)	53,491	53,997	53,715

See Notes to Financial Statements

Balance Sheets
December 27, 2003 and December 28, 2002 Dollar Amounts in Millions Except Per Share Data	2003	2002
Assets
Cash and cash equivalents	$ 562.6	$ 465.1
Trade receivables, less allowances of $21.3 and $25.6, respectively	476.3	425.0
Inventories, net	207.3	208.5
Deferred income taxes	64.5	72.7
Other current assets	110.7	113.4
Total Current Assets	1,421.4	1,284.7

Property, Plant and Equipment, net	548.1	537.5
Goodwill	709.1	636.0
Other Intangibles, net	220.5	226.8
Other Long-Term Assets	100.3	86.5
Deferred Income Taxes	7.0	1.9
Total Assets	$3,006.4	$2,773.4

Liabilities and Shareholders' Equity
Notes payable	$ -	$ 1.4
Current portion of long-term debt	195.0	186.5
Accounts payable	102.7	78.1
Accrued compensation	115.7	93.5
Accrued liabilities	353.0	375.8
Federal, state and foreign income taxes payable	106.9	81.1
Deferred income taxes	3.1	12.6
Total Current Liabilities	876.4	829.0

Long-Term Debt, less current portion	652.0	656.2
Deferred Income Taxes	111.4	122.7
Other Long-Term Liabilities	147.7	128.6
Minority Interest	15.5	19.1
Total Liabilities	1,803.0	1,755.6

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,296,222 shares issued (60,198,322 shares in 2002)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 580,656 shares issued (729,764 shares in 2002)	-	-
Capital in Excess of Par Value	103.9	102.2
Common and Class B Stock in Treasury, at cost, 8,257,530 shares (6,958,790 shares in 2002)	(416.2)	(359.8)
Retained Earnings	1,396.9	1,298.9
Accumulated Other Comprehensive Income (Loss)	102.8	(38.5)
Other Shareholders' Equity	(8.1)	(9.1)
Total Shareholders' Equity	1,203.4	1,017.8
Total Liabilities and Shareholders' Equity	$3,006.4	$2,773.4

See Notes to Financial Statements

Statements of Cash Flows
For the Years Ended December 27, 2003, December 28, 2002 and December 29, 2001 Dollar Amounts in Millions	2003	2002	2001

Cash Flows from Operating Activities
Net Income	$125.5	$ 72.5	$ 21.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	99.3	105.2	106.5
Amortization	25.6	24.9	48.6
Sale price adjustment related to disposal of discontinued operations	-	-	35.2
Restructuring (reversal) charges and asset write-offs	(6.3)	49.0	21.2
Stock compensation expense	7.1	7.3	1.1
Gain from sale of investments available-for-sale	-	(18.1)	(12.6)
Loss on retirement of fixed assets	2.3	3.0	0.2
Changes in Assets and Liabilities
Trade receivables	(14.3)	(27.1)	35.0
Inventories	18.0	57.1	(14.5)
Deferred income taxes	(26.4)	(59.5)	(57.5)
Other current assets	10.6	12.0	36.6
Other long-term assets	(11.9)	23.4	(4.0)
Accounts payable and accrued liabilities	(12.0)	(31.9)	(11.8)
Income taxes payable	22.1	14.2	(11.9)
Other long-term liabilities	8.6	4.6	(14.0)
Net Cash Provided by Operating Activities	248.2	236.6	179.3

Cash Flows from Investing Activities
Capital expenditures	(91.5)	(91.9)	(96.4)
Net cash paid for acquisition of businesses and other intangibles	(6.4)	(7.1)	(49.1)
Sale price adjustment related to disposal of discontinued operations	-	(23.0)	-
Proceeds from liquidation of other investments	-	-	97.3
Cash received from sale of investments available-for-sale	-	37.4	29.5
Other	3.8	(2.3)	(2.0)
Net Cash Used in Investing Activities	(94.1)	(86.9)	(20.7)

Cash Flows from Financing Activities
Termination of investor's interest in partnership	-	(200.0)	-
Repurchases of Common and Class B shares	(72.0)	(0.8)	(0.7)
Exercise of stock options	12.1	2.4	5.1
Net (repayments of) proceeds from notes payable	(1.4)	(32.1)	12.2
Repayment of long-term debt	(200.7)	(183.1)	(251.9)
Proceeds from issuance of debt	210.1	225.0	16.2
Payment of dividends	(27.7)	(41.8)	(55.8)
Net Cash Used in Financing Activities	(79.6)	(230.4)	(274.9)

Effect of exchange rate changes on cash and cash equivalents	23.0	11.4	(9.6)
Net Change in Cash and Cash Equivalents	97.5	(69.3)	(125.9)

Cash and Cash Equivalents, Beginning of Year	465.1	534.4	660.3
Cash and Cash Equivalents, End of Year	$562.6	$465.1	$534.4

Supplemental Cash Flow Disclosures
Cash paid for interest	$ 57.4	$ 52.7	$ 64.5
Net cash payments for income taxes	58.2	21.9	47.7
Supplemental Schedule of Non-Cash Financing Activities
Consolidation of headquarters building due to change in financing structure	-	-	(63.2)
Consolidation of debt due to change in financing structure of headquarters building	-	-	65.0

See Notes to Financial Statements

Statements of Changes in Shareholders' Equity
For the Years Ended December 27, 2003, December 28, 2002 and December 29, 2001 Dollar Amounts in Millions
	Total	Common and Class B Stock 1,2	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Other Shareholders' Equity

Balance at December 30, 2000	$1,039.4	$24.1	$94.0	$(370.8)	$1,295.9	$ 2.1	$(5.9)
Components of Comprehensive Income:
Net income	21.2	-	-	-	21.2	-	-
Currency translation adjustments	(13.1)	-	-	-	-	(13.1)	-
Transition adjustment - SFAS No. 133	(1.2)	-	-	-	-	(1.2)	-
Net loss on cash flow hedges	(0.6)	-	-	-	-	(0.6)	-
Reclassification adjustment into net income for net gain on cash flow hedges	(0.1)	-	-	-	-	(0.1)	-
Unrealized holding gain 3	3.1	-	-	-	-	3.1	-
Reclassification adjustment for net gains realized in net income 5	(12.6)	-	-	-	-	(12.6)	-
Minimum additional pension liability	(13.6)	-	-	-	-	(13.6)	-
Total comprehensive loss	(16.9)
Net change in shares under employee plans (99,517 shares)	(3.0)	-	1.6	-	-	-	(4.6)
Treasury shares issued under employee plans (177,543 shares)	7.5	-	-	7.5	-	-	-
Treasury shares repurchased (10,940 shares)	(0.7)	-	-	(0.7)	-	-	-
Amortization of unearned compensation	4.4	-	-	-	-	-	4.4
Dividends 4	(55.7)	-	-	-	(55.7)	-	-

Balance at December 29, 2001	975.0	24.1	95.6	(364.0)	1,261.4	(36.0)	(6.1)

Components of Comprehensive Income:
Net income	72.5	-	-	-	72.5	-	-
Currency translation adjustments	56.9	-	-	-	-	56.9	-
Net loss on cash flow hedges	(11.5)	-	-	-	-	(11.5)	-
Reclassification adjustment into net income for net loss on cash flow hedges	3.6	-	-	-	-	3.6	-
Unrealized holding loss 3	(2.8)	-	-	-	-	(2.8)	-
Reclassification adjustment for net gains realized in net income 5	(18.1)	-	-	-	-	(18.1)	-
Minimum additional pension liability	(30.6)	-	-	-	-	(30.6)	-
Total comprehensive income	70.0
Net change in shares under employee plans (232,932 shares)	0.6	-	6.6	-	-	-	(6.0)
Treasury shares issued under employee plans (127,284 shares)	4.3	-	-	4.3	-	-	-
Treasury shares repurchased (4,662 shares)	(0.1)	-	-	(0.1)	-	-	-
Amortization of unearned compensation	3.0	-	-	-	-	-	3.0
Dividends 4	(35.0)	-	-	-	(35.0)	-	-

Balance at December 28, 2002	1,017.8	24.1	102.2	(359.8)	1,298.9	(38.5)	(9.1)

Components of Comprehensive Income:
Net income	125.5	-	-	-	125.5	-	-
Currency translation adjustments	141.9	-	-	-	-	141.9	-
Reclassification adjustment from currency translation adjustments into net income for liquidations of non- U.S. subsidiaries	(6.8)	-	-	-	-	(6.8)	-
Net loss on cash flow hedges	(0.2)	-	-	-	-	(0.2)	-
Reclassification adjustment into net income for net loss on cash flow hedges	1.7	-	-	-	-	1.7	-
Minimum additional pension liability	4.7	-	-	-	-	4.7	-
Total comprehensive income 6	266.8
Net change in shares under employee plans (149,108 shares)	(2.1)	-	1.7	-	-	-	(3.8)
Treasury shares issued under employee plans (460,056 shares)	15.6	-	-	15.6	-	-	-
Treasury shares repurchased (1,758,796 shares)	(72.0)	-	-	(72.0)	-	-	-
Amortization of unearned compensation	4.8	-	-	-	-	-	4.8
Dividends 4	(27.5)	-	-	-	(27.5)	-	-
Balance at December 27, 2003	$1,203.4	$24.1	$103.9	$(416.2)	$1,396.9	$102.8 7	$(8.1)

1     There are also 10 thousand shares of $100 par value 4% cumulative preferred stock authorized, none of which has been issued.

2     There are also 25 million shares of $1 par value Class A preferred stock authorized, none of which has been issued.

3     Unrealized holding gain (loss) relates to an available-for-sale equity security recorded at market value.

4     Cash dividends of $1.04, $0.65 and $0.52 per share were declared on Common and Class B stock in 2001, 2002 and 2003, respectively.

5     Shares of Charles River Laboratories sold during 2001 and during the first quarter of 2002 resulted in realized gains as discussed in Note 10 - Other Short- and Long-Term Investments.

6     Total comprehensive income as of December 27, 2003 is reported net of related tax effects. Amounts of income tax benefit (expense) for the components of other comprehensive income are as follows: net loss on cash flow hedges, $0.1; reclassification adjustment for net loss on cash flow hedges, $(0.9) and minimum additional pension liability, $(2.4).

7     Accumulated other comprehensive income is $102.8 at December 27, 2003 and includes the following accumulated income (loss) amounts: currency translation adjustment, $151.9; net loss on cash flow hedges, $(8.3); and minimum additional pension liability, $(40.8).

See Notes to Financial Statements

Notes to Financial Statements

Dollar Amounts in Millions Except Per Share Data

1.     Accounting Policies

Principles of Consolidation The financial statements include all majority-owned U.S. and non-U.S. subsidiaries. Intercompany accounts, transactions and profits are eliminated. The fiscal year is the 52- or 53-week period ending the last Saturday in December.

Segment Reporting In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company reports its results consistent with the manner in which financial information is viewed by management for decision-making purposes.

     The Company's management structure is organized on a regional basis for commercial operations. The research and development and product supply functions of the Company are managed on a global basis. The Company's business segments are comprised of the Americas region, the Europe, Middle East and Africa region (Europe), the Asia region, the Research, Development and Engineering organization and the Global Supply Chain organization.

Use of Estimates The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. For example, estimates are used in determining valuation allowances for uncollectible trade receivables, obsolete inventory, deferred income taxes and in valuing purchased intangible assets. Actual results could differ from those estimates.

Cash Equivalents Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

Inventories Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Property, Plant and Equipment Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 30 to 40 years; machinery and equipment, two to ten years; and leasehold improvements, the shorter of the estimated useful life or the lease periods. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses all long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Interest cost capitalization associated with various projects commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use.

Goodwill and Other Intangibles In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, which is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. Among other things, SFAS No. 141 requires that intangible assets be recognized apart from goodwill if they meet specific criteria. Goodwill and certain intangible assets acquired in transactions completed after June 30, 2001 have not been amortized. The Company adopted SFAS No. 141 in the third quarter of 2001 with no material effect on the Company's financial position.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after the acquisition is complete. The most substantive change represented by this statement is that goodwill is no longer amortized; instead, it is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The statement applies to existing goodwill and intangible assets, effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 in the fiscal year beginning December 30, 2001.

     Upon adoption of SFAS No. 142, the Company analyzed existing intangible assets that had been recognized separately from goodwill and reclassified intangibles that did not meet the separate recognition criteria as prescribed in SFAS No. 141, Business Combinations, to goodwill. As such, $146.0 of intangibles, including assembled workforce and customer relationships, were reclassified to goodwill and $10.3 of deferred tax liabilities previously associated with those intangible assets were eliminated with a corresponding reduction in goodwill. Additionally, the Company reassessed the useful lives of the remaining intangible assets and concluded that there were none with indefinite lives. As described in Note 8 - Acquired Intangible Assets, the Company reduced the useful lives of certain acquired trade names and has applied the change in accounting estimate prospectively. The Company determined that goodwill was not impaired based on a comparison of the carrying value of goodwill attributable to each of the Company's reporting units (identified by the Company to be its business segments) to their respective fair values. Fair value was based on the average of the indications of value derived from the income and market approaches, weighted equally. The income approach measured the fair value by discounting expected cash flows by reporting unit to their present value at a rate of return that is commensurate with their inherent risk. The market approach measured the fair value by analyzing and comparing the operating performance and financial condition of public companies within the ophthalmic pharmaceutical industry and companies subject to similar market conditions adjusted for differences in profitability, financial position, products and markets.

     As described in Note 7 - Accounting for Goodwill and Intangibles, the Company completed its annual impairment test on each of its reporting units during the fourth quarter of 2003 and 2002 and determined that goodwill was not impaired. The Company will perform interim impairment tests of goodwill if an event occurs or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying amount.

Revenue Recognition and Related Provisions and Allowances The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sale price is fixed and determinable; and collectibility is reasonably assured. The Company has established programs that, under specified conditions, enable customers to return product. The Company establishes liabilities for estimated returns and allowances at the time revenues are recognized. In addition, accruals for customer discounts, rebates and estimated costs of warranties are recorded when revenues are recognized. Revenues from the sale of equipment under sales-type leases are recognized upon customer acceptance or at the inception of the lease. Revenues from equipment under operating leases are recognized over the lease term. Service revenues are derived primarily from service contracts on equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. For the sale of multiple-element arrangements whereby equipment is combined with services, including maintenance and training, and other elements such as supplies, the Company allocates to and recognizes revenues from the various elements based on verifiable objective evidence of fair value. Amounts billed to customers in sale transactions related to shipping and handling are classified as revenue. Net sales reflects reductions in gross revenues attributable to customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs.

     In November 2002, the Emerging Issues Task Force (EITF) agreed to change the effective date of Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses the accounting for multiple-element revenue arrangements, to fiscal periods beginning after June 15, 2003. The Company's revenue recognition policies complied with the guidance contained in Issue 00-21 and Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and, therefore, the Company's results of operations were not impacted.

Advertising Expense External costs incurred in producing media advertising are expensed the first time the advertising takes place. At December 27, 2003 and December 28, 2002, $3.0 and $2.0 of deferred advertising costs, respectively, representing primarily production and design costs for advertising to be run in the subsequent fiscal year, were reported as other current assets. Advertising expenses for continuing operations of $186.3, $165.6 and $139.1 were included in selling, administrative and general expenses for 2003, 2002 and 2001, respectively. For the year ended December 29, 2001, $46.4 was reclassified from selling, administrative and general expenses to a reduction in net sales to reflect the adoption of EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which was effective for the first quarter of 2002.

Research and Development Costs Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed as the contracted work is performed. Where certain milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved, up to the point of certain regulatory approvals. In the event payments are made to third parties subsequent to certain regulatory approvals, they are either expensed or capitalized depending upon the nature of the payment. For example, royalty payments are expensed, whereas, payments to purchase an associated intangible asset are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in other intangibles, net of accumulated amortization. (See Note 8 - Acquired Intangible Assets.)

Stock Based Compensation The Company has granted stock options to its officers and non-employee directors under several stock-based compensation plans, with employee grants typically vesting ratably over three years and expiring ten years from the date of grant (as discussed in Note 20 - Stock Compensation Plans). Vesting is contingent upon a continued employment relationship with the Company. The Company also issues restricted stock awards to officers and other key personnel. These awards have vesting periods up to seven years with vesting criteria based on the attainment of specific performance goals such as average sales and cumulative earnings per share targets and based on continued employment until applicable vesting dates. Director option grants are made pursuant to a formula, and are vested immediately. The Company measures stock-based compensation for option grants under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, given the fixed nature of the equity instruments granted under such plans, no compensation cost has been recognized other than for restricted stock awards. Compensation expense for restricted stock grants is recorded based on applicable vesting criteria, and for those awards with performance goals as such goals are met. The Company's net income and earnings per share would have been reduced to the pro forma amounts shown in the periods below if compensation cost had been determined based on the fair value at the grant dates using the Black-Scholes option-pricing model in accordance with SFAS No. 123, Accounting for Stock-Based Compensation:
	2003	2002	2001
	---------------	---------------	-------------
Net income, as reported Stock-based compensation cost included in reported net income, net of tax	$125.5 4.6	$72.5 4.7	$21.2 0.7
Stock-based compensation cost determined under the fair value method for all awards, net of tax	(15.7)	(19.1)	(13.5)
	---------------	---------------	-------------
Pro forma net income	$114.4	$58.1	$8.4
	---------------	---------------	-------------
Basic earnings per share:
As reported	$2.37	$1.35	$0.39
Pro forma	2.16	1.08	0.15
	---------------	---------------	-------------
Diluted earnings per share:
As reported	$2.34	$1.34	$0.39
Pro forma	2.14	1.07	0.15
	---------------	---------------	-------------

Comprehensive Income As it relates to the Company, comprehensive income is defined as net income plus the sum of currency translation adjustments, unrealized gains/losses on derivative instruments, unrealized holding gains/losses on securities and minimum pension liability adjustments (collectively "other comprehensive income") and is presented in the Statements of Changes in Shareholders' Equity.

Investments in Debt and Equity Securities In 2001, the Company held an investment classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, any unrealized holding gains, net of taxes, were excluded from income and included as a component of other comprehensive income until realized. Fair value of the investment was determined based on market prices. During 2001 and the first quarter of 2002, the Company liquidated 51% and 49%, respectively, of the investment and recorded a reclassification adjustment into earnings for net gains realized as described in Note 10 - Other Short- and Long-Term Investments.

Foreign Currency For most subsidiaries outside the U.S., the local currency is the functional currency, and translation adjustments are accumulated as a component of other comprehensive income. The accumulated income (expense) balances of currency translation adjustments were $151.9, $16.8 and $(40.1) at the end of 2003, 2002 and 2001, respectively.

     For subsidiaries that operate in U.S. dollars and one subsidiary whose economic environment is highly inflationary, the U.S. dollar is the functional currency, and gains and losses that result from remeasurement are included in income. The risk related to this latter subsidiary is not considered material to the Company's consolidated financial statements. The effects from foreign currency translation were gains of $4.3, $4.6 and $1.1 in 2003, 2002 and 2001, respectively.

     The Company hedges certain foreign currency transactions, firm commitments and net assets of certain non-U.S. subsidiaries by entering into forward foreign exchange contracts. Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded in income. The effects of foreign currency transactions, including related hedging activities, were losses of $4.4 and $8.3 in 2003 and 2002, respectively, and a gain of $7.1 in 2001.

Derivative Financial Instruments and Hedging Activity Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133, collectively referred to as SFAS No. 133. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current income or other comprehensive income, depending on their designation as a hedge of a particular exposure.

     The Company enters into financial derivative instruments only for the purpose of minimizing risk and thereby protecting income. Derivative instruments utilized as part of the Company's risk management strategy may include interest rate swaps, locks and caps, and forward foreign exchange contracts and options. All derivatives are recognized on the balance sheet at fair value. The Company does not employ leveraged derivative instruments, nor does it enter into derivative instruments for trading or speculative purposes.

     Upon entering into a derivative contract, the Company may designate, as appropriate, the derivative as a fair value hedge, cash flow hedge, foreign currency hedge or hedge of a net investment in a foreign operation. At inception, the Company formally documents the relationship between the hedging instrument and underlying hedged item, as well as risk management objective and strategy. Specifically, this procedure will link the hedging instrument to recognized assets or liabilities on the balance sheet or to explicit firm commitments or forecasted transactions. In addition, the Company assesses, both at inception and on an ongoing basis, whether the derivative used in a hedging transaction is highly effective in offsetting changes in the fair value or cash flow of the respective hedged item. When it is determined that a derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting prospectively.

     In using derivative instruments, the Company is exposed to credit risk. The Company's derivative instrument counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty risk by requiring specific minimum credit standards and diversification of counterparties.

     The Company will generally enter into interest rate swap agreements to limit its exposure to interest rate movements within the parameters of its interest rate hedging policy. This allows for interest rate exposures from floating-rate assets to be offset by a substantially similar amount of floating-rate liabilities. When appropriate, interest rate derivatives may be used to readjust this natural hedge position.

     Fair value hedges may be employed by the Company to hedge changes in the fair value of recognized financial assets or liabilities or unrecognized firm commitments. This is usually accomplished by entering into interest rate swaps converting fixed-rate long-term investments or debt to a floating rate. Changes in the fair value of the derivative instrument and the hedged item attributable to the hedged risk are recognized in income, and will generally offset each other. The Company attempts to structure fair value hedges so as to qualify for the shortcut method of hedge effectiveness analysis, thereby assuming no ineffectiveness in the hedge relationship. Specifically, the Company seeks to ensure that the critical terms of the interest rate swap and the hedged item are identical, the swap value is zero at inception, settlement calculations are consistent throughout the term of the swap and no floors or caps exist on the swap variable rate. In the event it is determined that the hedging relationship no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recorded in income. Upon termination of a derivative in an effective fair value hedge, any associated gain or loss will be an adjustment to income over the remaining life of the hedged item, if any.

     The Company may implement cash flow hedges to protect itself from fluctuation in cash flows associated with recognized variable-rate assets or liabilities or forecasted transactions. This may be accomplished by entering into interest rate swaps converting the hedged item from a variable rate to a fixed rate. Changes in the fair value of the hedging derivative are initially recorded in other comprehensive income, then recognized in income in the same period(s) in which the hedged transaction affects income. The Company attempts to structure cash flow hedges such that all the critical terms of the derivative match the hedged item, thereby assuming no ineffectiveness in the hedge relationship at inception. Specifically, the Company seeks to ensure that the critical terms of the interest rate swap and the hedged item are identical, the swap value is zero at inception, settlement calculations are consistent throughout the term of the swap, no floors or caps exist on the swap variable rate, and variable rate repricing dates and indexes are comparable. The Company performs and documents an assessment of hedge effectiveness on an ongoing basis throughout the hedge period. In the event it is determined that the hedging relationship no longer qualifies as an effective cash flow hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recorded in income. If hedge accounting is discontinued because it becomes probable a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recorded in income, and any amounts previously recorded in other comprehensive income will immediately be recorded in income.

     The Company principally uses forward foreign exchange contracts to hedge foreign exchange exposures. The portfolio of contracts is adjusted at least monthly to reflect changes in exposure positions, as they become known. When possible and practical, the Company matches the maturity of the hedging instrument to that of the underlying exposure. Net settlements are generally made at contract maturity based on rates agreed to at contract inception.

     The Company will enter into foreign currency derivatives to protect itself from variability in cash flows associated with recognized foreign currency denominated assets or liabilities or forecasted transactions. Changes in the fair value of the hedging derivative are initially recorded in other comprehensive income, then recognized in income in the same period(s) in which the hedged transaction affects income.

     The Company has numerous investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange rate volatility. To hedge this exposure the Company may utilize forward foreign exchange contracts, generally with maturities of approximately three months. Net investment hedges are implemented for material subsidiaries on a selective basis. The effective portion of the change in fair value of the hedging instrument is reported in the same manner as the translation adjustment for the hedged subsidiary; that is, reported in the cumulative translation adjustment section of other comprehensive income. The fair value of the derivative attributable to changes between the forward rate and spot rate is excluded from the measure of hedge effectiveness and that difference is reported in income over the life of the contract. Quarterly, the Company evaluates its hedges of net investments in foreign subsidiaries for effectiveness and adjusts the value of hedge instruments or redesignates the hedging relationship accordingly.

     The Company enters into forward foreign exchange contracts, with terms normally lasting less than six months, to hedge against foreign currency transaction gains and losses on foreign currency denominated assets and liabilities based on changes in foreign currency spot rates. Although allowable, a hedging relationship for this risk has not been designated, as designation will not achieve different financial reporting results. Forward foreign exchange contracts within this category are carried on the balance sheet at fair value, with changes in fair value recorded in income.

New Accounting Guidance In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company determined that legal obligations exist for certain leases of real property that contain clauses requiring the Company to reinstate the premises, such as the removal of alterations made by the Company during the lease term. The Company adopted SFAS No. 143 in the first quarter of 2003 and recorded a charge of $0.9 in its Statements of Income as a cumulative change in accounting principle, net of tax.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides guidance on alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. In addition, this statement amends Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company adopted the disclosure provisions of SFAS No. 148 in the interim period ending March 29,

2003. The Company did not voluntarily adopt the SFAS No. 123 fair value method of accounting for stock-based employee compensation and therefore accounts for its stock-based compensation plans under the provisions of APB Opinion No. 25 (see Note 1 - Accounting Policies).

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which required all variable interest entities to be consolidated by the primary beneficiary. In addition, the Interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this Interpretation were effective for all financial statements issued after January 31, 2003. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51. This interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, addresses consolidation by companies of variable interest entities which have specific characteristics and also addresses exceptions to the scope of this Interpretation. The consolidation requirements of this Interpretation are effective for the first reporting period ending after March 15, 2004 for all non-special purpose entities created prior to February 1, 2003. For all entities that were created subsequent to January 31, 2003, consolidation requirements of this Interpretation were effective upon creation. The Company has determined that it has engaged in research, development and commercialization arrangements with two variable interest entities as described in the Off-Balance Sheet Arrangements section of Management's Discussion and Analysis of Financial Condition and Results of Operations. However, the Company's interests in these entities qualifies for the scope exception from the consolidation requirement of this Interpretation and consolidation is therefore not applicable.

     In May 2003, the EITF issued Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted the provisions of this Issue with no impact on its results of operations.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003) Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106. SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, 88 and 106. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original FASB Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also requires interim-period disclosures of the total amount of the employer's contributions paid, and expected to be paid, during the fiscal year, if significantly different from amounts previously disclosed, and the amount of net periodic benefit cost recognized. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company has adopted the provisions of this Statement (see Note 13 - Employee Benefits).

     In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1). The FSP permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act"). Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information. The Company's financial statements do not reflect the impact of the Act due to the level of uncertainty.

     The FASB also recently issued the following pronouncements which became effective in fiscal year 2003: SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections; SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of these accounting standards did not have an impact on the Company's financial position.

Reclassifications Certain amounts in the Balance Sheets have been reclassified to maintain comparability among the periods presented.

2.     Discontinued Operations

On June 26, 1999, the Company completed the sale of its eyewear segment to Luxottica Group S.p.A. (Luxottica) for $636.0 in cash. The Company recorded an after-tax gain on the disposal of discontinued operations of $126.3 or $2.16 per diluted share, which included the costs associated with exiting the business, such as severance pay and additional pension costs.

     During 2000, Luxottica proposed certain purchase price adjustments in connection with this transaction. On January 22, 2002, the Company reached an agreement with Luxottica relative to these proposed adjustments. The net result of the resolution was an after-tax charge to discontinued operations of $21.1 ($0.39 per diluted share), which was reported as a 2001 sale price adjustment related to disposal of discontinued operations in the accompanying Statements of Income. The net cash impact of this settlement was a $23.0 payment to Luxottica in January 2002.

3.     Earnings Per Share

Basic earnings per share is computed based on the weighted average number of Common and Class B shares outstanding during a period. Diluted earnings per share reflect the assumed conversion of dilutive stock options and forward purchase agreements. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options were considered to have been used to repurchase common shares at average market prices for the period, and the resulting net additional common shares are included in the calculation of average common shares outstanding.

     The following table summarizes the amounts used to calculate basic and diluted earnings per share:
(Dollar Amounts in Millions, Share Data in Thousands)	2003	2002	2001
Income from continuing operations	$126.4	$72.5	$42.0
Sale price adjustment related to disposal of discontinued operations, net	-	-	(21.1)
Change in accounting principle, net	(0.9)	-	0.3
Net Income	$125.5	$72.5	$21.2

Common shares - basic	53,019	53,832	53,578
Effect of dilutive securities	472	165	137
Common shares - diluted	53,491	53,997	53,715
Options which were anti-dilutive and excluded from the calculation of diluted earnings per share	3,541	6,270	4,835

4.     Restructuring Charges and Asset Write-offs

Profitability Improvement Program and Transfer of PureVision Contact Lens Manufacturing

In July 2002, the Company announced plans to improve operating profitability through a comprehensive plan which included plant closures and consolidations; manufacturing efficiencies and yield enhancements; procurement process enhancements; the rationalization of certain contact lens and surgical product lines; distribution initiatives; and the development of a global information technology (IT) platform. These plans included the elimination of approximately 465 jobs worldwide associated with those actions. Restructuring charges and asset write-offs of $22.8 before taxes associated with these initiatives were recorded in the third quarter of 2002. The Company also recorded a pre-tax amount of $3.7 during the third quarter of 2002 for severance associated with the elimination of approximately 145 jobs due to the transfer of PureVision extended wear contact lens manufacturing from the U.S. to Waterford, Ireland following a ruling against the Company in a U.S. patent lawsuit. (See Note 21 - Other Matters for discussion of current litigation relating to the PureVision contact lens product line.) In addition to job eliminations, the above actions resulted in $3.4 of asset write-offs for machinery and equipment. The disposition and/or decommissioning of these assets occurred in the third quarter of 2002.

     At the conclusion of the Profitability Improvement Program and the transfer of PureVision contact lens manufacturing, 468 jobs were eliminated with $16.8 of related expenses charged against the liability. During the fourth quarter of 2003, the Company reversed $6.3 in severance charges as certain termination actions and plant closures did not occur due to an increased demand for certain product lines. All actions related to this restructuring plan were completed by the end of 2003.

     The following table summarizes the activity for the Profitability Improvement Program and the transfer of PureVision contact lens manufacturing:
	Severance and Other Related Expenses	Asset Write- offs	Total

Net charge during 2002	$23.1	$ 3.4	$26.5
Asset write-offs during 2002	-	(3.4)	(3.4)
Cash payments during 2002	(6.0)	-	(6.0)
Remaining reserve at December 28, 2002	$17.1	$ -	$17.1
Cash payments during 2003	(10.8)	-	(10.8)
Reversal of reserve not required	(6.3)	-	(6.3)
Remaining reserve at December 27, 2003	$ -	$ -	$ -

2001 Program

In December 2001, the Company's Board of Directors approved a comprehensive restructuring plan designed to reduce ongoing operating costs by eliminating approximately 800 jobs on a global basis. As of December 29, 2001, management had identified actions and notified the appropriate personnel in what it considered Phase I of the restructuring program. As a result, a pre-tax amount of $8.3 was recorded during the fourth quarter of 2001 for Phase I of the restructuring and for asset write-offs. During the first quarter of 2002, a pre-tax amount of $23.5 was recorded for Phase II of the restructuring and additional asset write-offs. During the third quarter of 2002, the Company reversed $1.0 pre-tax of severance and other costs that were not required.

     At the conclusion of the program, 752 jobs had been eliminated under this restructuring program with $26.5 of related costs and $4.3 of asset write-offs being charged against the liability. Cash payments for severance and other related expenses were $26.3 and $0.2 in 2002 and 2001, respectively. All actions related to this restructuring program were completed as of September 28, 2002.

2000 Program

In December 2000, the Company's Board of Directors approved a comprehensive restructuring plan that would facilitate the Company's realignment as an integrated operating company with centralized management of R&D and supply chain operations and with commercial operations managed on a regional basis. The restructuring plan was implemented in two phases due to the anticipated timing of communication to employees and overall implementation schedule. As a result, a pre-tax amount of $42.7 was recorded during the fourth quarter of 2000 for Phase I of the restructuring action and for asset write-offs. During the first quarter of 2001, a pre-tax amount of $16.9 was recorded for Phase II of the restructuring action and additional asset write-offs. During the fourth quarter of 2001, the Company reversed $4.0 pre-tax of severance and other costs that were not required.

     At the conclusion of the program, 705 jobs had been eliminated under this restructuring program with $28.7 of related costs and $26.9 of asset write-offs being charged against the liability. Cash payments for severance and other related expenses were $28.0 and $0.7 in 2001 and 2000, respectively. All actions related to this restructuring program were completed as of December 29, 2001.

5.     Business Segment and Geographic Information

The Company is organized on a regionally based management structure for commercial operations. The research and development and product supply functions of the Company are managed on a global basis. The Company's segments are the Americas region, the Europe, Middle East and Africa region (Europe), the Asia region, the Research, Development and Engineering organization and the Global Supply Chain organization.

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

     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Restructuring charges and charges related to certain significant events, although related to specific segments, are also excluded from management basis results. The accounting policies used to generate segment results are the same as the Company's overall accounting policies. Inter-segment sales were $498.6, $445.2 and $515.6 for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the tables on the following pages.

     In each geographic segment, the Company markets products in five product categories: contact lens, lens care, pharmaceuticals, cataract and vitreoretinal, and refractive. The contact lens category includes traditional, planned replacement disposable, daily disposable, multifocal, continuous wear and toric soft lenses and rigid gas permeable lenses and materials. The lens care category includes multi-purpose solutions, enzyme cleaners and saline solutions. The pharmaceuticals category includes generic and proprietary prescription ophthalmic drugs, ocular vitamins, over-the-counter medications and vision accessories. The cataract and vitreoretinal category includes intraocular lenses, phacoemulsification equipment and related disposable products, and viscoelastics and other products used in cataract and vitreoretinal surgery. The refractive category includes lasers, microkeratomes, diagnostic equipment and other products and equipment used in refractive surgery. There are no transfers of products between product categories. The following table presents sales by product category for the years 2003, 2002 and 2001:
	2003	2002	2001
	Net Sales	Net Sales	Net Sales 1
Contact Lens	$ 591.8	$ 523.9	$ 462.7
Lens Care	498.9	465.5	415.9
Pharmaceuticals	467.9	396.1	344.7
Cataract and Vitreoretinal	327.9	301.8	304.2
Refractive	133.0	129.4	138.0
	$2,019.5	$1,816.7	$1,665.5

1     Amounts have been reclassified to reflect the adoption of EITF 01-09 as described in Note 1 - Accounting Policies.

     Segment assets for the three geographic regions represent net trade receivables, net inventories, net property, plant and equipment, goodwill, net intangibles and other current and long-term assets. In the Research, Development & Engineering segment, assets are comprised of net property, plant and equipment and other current and long-term assets. Assets in the Global Supply Chain segment include net inventories, net property, plant and equipment, goodwill, net intangibles, other investments and other current and long-term assets. Corporate administration assets are mainly cash and cash equivalents, deferred income taxes, net property, plant and equipment and other current and long-term assets not allocated to other segments.

Business Segment The following table presents sales and other financial information by business segment for the years 2003, 2002 and 2001:
	Net Sales1	Operating Income	Depreciation and Amortization	Capital Expenditures	Assets
2003
Americas	$ 901.3	$284.2	$ 14.2	$ 5.0	$ 293.6
Europe	723.2	202.1	16.6	4.2	350.3
Asia	395.0	108.3	6.9	3.3	195.8
Research, Development & Engineering	-	(174.8)	6.0	8.1	50.8
Global Supply Chain	-	(116.7)	72.3	42.5	1,255.1
	2,019.5	303.1	116.0	63.1	2,145.6
Corporate administration	-	(68.2)	8.9	28.4	860.8
Restructuring reversal	-	6.3	-	-	-
Other significant charges 2	-	(5.6)	-	-	-
	$2,019.5	$235.6	$124.9	$91.5	$3,006.4

2002
Americas	$ 844.1	$247.9	$ 18.3	$ 9.9	$ 264.5
Europe	613.1	154.9	14.0	14.2	313.5
Asia	359.5	106.4	6.6	5.3	173.1
Research, Development & Engineering	-	(145.2)	6.6	13.1	48.7
Global Supply Chain	-	(107.2)	76.1	43.7	1,206.8
	1,816.7	256.8	121.6	86.2	2,006.6
Corporate administration	-	(58.1)	8.5	5.7	766.8
Net restructuring charges and asset write-offs	-	(49.0)	-	-	-
	$1,816.7	$149.7	$130.1	$91.9	$2,773.4

2001 3
Americas	$ 763.1	$212.6	$ 20.2	$11.3	$ 311.5
Europe	581.7	130.9	13.0	17.1	296.3
Asia	320.7	81.8	6.6	5.9	159.4
Research, Development & Engineering	-	(143.8)	6.7	7.8	36.5
Global Supply Chain	-	(119.8)	101.5	50.3	1,194.4
	1,665.5	161.7	148.0	92.4	1,998.1
Corporate administration	-	(43.9)	7.1	4.0	995.4
Net restructuring charges and asset write-offs	-	(21.2)	-	-	-
Other significant charges 2	-	(9.9)	-	-	-
	$1,665.5	$ 86.7	$155.1	$96.4	$2,993.5

1     2001 amounts have been reclassified to reflect the adoption of EITF 01-09 as described in Note 1 - Accounting Policies.

2     Other significant charges in 2003 pertain to R&D expense associated with the acquisition of an early-stage pharmaceutical technology. In 2001, $7.1 related to hiring costs for the Company's current chief executive officer and $2.8 of severance costs for the Company's former chief executive officer.

3     As described in Note 7 - Accounting for Goodwill and Intangibles, the Company adopted SFAS No. 142 as of December 30, 2001, under which the Company will no longer amortize goodwill. If the adoption of SFAS No. 142 had occurred as of the beginning of the year ended December 29, 2001, segment operating income would increase and amortization expense would decrease by like amounts for this pro forma adjustment. In 2001, the pro forma adjustments for the Americas, Asia and Global Supply Chain segments are $0.1, $0.1 and $26.6, respectively.

Geographic Region The following table presents sales and long-lived assets by geography for the years 2003, 2002 and 2001. Sales to unaffiliated customers represent net sales originating in entities physically located in the identified geographic area. The Company's operations in Germany generated more than 10% of product net sales in 2001 totaling $177.9. No other country generated more than 10% of total product net sales in 2003, 2002 or 2001. No single customer generated more than 10% of total product net sales during 2003, 2002 or 2001. Long-lived assets include net property, plant and equipment, goodwill and net intangibles, other investments and other assets. Of the total non-U.S. long-lived assets for 2003 and 2002, $272.9 and $207.2, respectively, are located in France and $258.1 and $215.3, respectively, are located in Germany. Of the total long-lived assets for 2001, $196.5, $190.5 and $68.0 were located in Germany, France and the United Kingdom, respectively. The long-lived assets located in France, Germany and the United Kingdom are comprised primarily of goodwill and other intangibles. In addition, $68.9, $69.8 and $69.6 of the total non-U.S. long-lived assets for 2003, 2002 and 2001, respectively, comprised primarily of net property, plant and equipment, were located in Ireland.
	U.S.	Non-U.S.	Consolidated
2003
Sales to unaffiliated customers	$811.3	$1,208.2	$2,019.5
Long-lived assets	769.9	808.1	1,578.0
2002
Sales to unaffiliated customers	$761.8	$1,054.9	$1,816.7
Long-lived assets	785.0	701.8	1,486.8
2001
Sales to unaffiliated customers 1	$683.4	$ 982.1	$1,665.5
Long-lived assets	839.1	639.8	1,478.9

1     Amounts have been reclassified to reflect the adoption of EITF 01-09 as described in Note 1 - Accounting Policies.

6.     Supplemental Balance Sheet Information
	December 27, 2003	December 28, 2002
Inventories, net
Raw materials and supplies	$ 42.6	$ 50.0
Work in process	19.3	21.3
Finished products	145.4	137.2
	$ 207.3	$ 208.5
	December 27, 2003	December 28, 2002
Property, Plant and Equipment
Land	$ 18.3	$ 16.4
Buildings	328.2	316.8
Machinery and equipment	967.1	879.4
Leasehold improvements 1	30.1	27.6
	1,343.7	1,240.2
Less accumulated depreciation	(795.6)	(702.7)
	$ 548.1	$ 537.5

1     Upon initial application of SFAS No. 143, Accounting for Asset Retirement Obligations, as described in Note 1 - Accounting Policies, the Company recorded an initial liability and an increase to leasehold improvements of $1.8. Cumulative accretion and accumulated depreciation were measured from the commencement date of the leases to the date of adoption. A cumulative charge of initially applying this statement of $0.9, net of tax, was reported in the first quarter of 2003 as a change in accounting principle in the Statements of Income.

7.     Accounting for Goodwill and Intangibles

In July 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is complete. The most substantive change required by this statement is that goodwill will no longer be amortized; instead, it will be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The statement applies to existing goodwill and intangible assets, effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 in the fiscal year beginning December 30, 2001.

     Upon adoption of SFAS No. 142, the Company analyzed existing intangible assets that had been recognized separately from goodwill and reclassified intangibles that did not meet the separate recognition criteria as prescribed in SFAS No. 141, Business Combinations, to goodwill. As such, $146.0 of intangibles, including assembled workforce and customer relationships, were reclassified to goodwill and $10.3 of deferred tax liabilities previously associated with those intangible assets were eliminated with a corresponding reduction in goodwill. Additionally, the Company reassessed the useful lives of the remaining intangibles and concluded that there were no indefinite-lived intangible assets. As described in Note 8 - Acquired Intangible Assets, the Company reduced the useful lives of certain acquired trade names and has applied the change in accounting estimate prospectively. The Company identified and established reporting units to be the Company's business segments and determined that goodwill was not impaired based on a comparison of the carrying value of goodwill attributable to each of the Company's reporting units to their respective fair values. Fair value was based on the average of the indications of value derived from the income and market approaches, weighted equally. The income approach measured the fair value by discounting expected cash flows by reporting unit to their present value at a rate of return that is commensurate with their inherent risk. The market approach measured the fair value by analyzing and comparing the operating performance and financial condition of public companies within the ophthalmic pharmaceutical industry and companies subject to similar market conditions adjusted for differences in profitability, financial position, products and markets.

     The Company completed its annual impairment test on each of its reporting units during the fourth quarters of 2003 and 2002. As the carrying value of goodwill for each of the Company's reporting units as of October 25, 2003 and as of October 26, 2002 was less than their respective fair values, goodwill was not considered to be impaired. Fair value was determined using the same methodology employed during the initial application of SFAS No. 142.

     The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 was as of the beginning of the year ended December 29, 2001:
	Years Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Reported income from continuing operations	$126.4	$72.5	$42.0
Goodwill amortization (net of tax of $8.9)	-	-	16.7
Amortization of intangibles reclassified to goodwill (net of tax of $2.1)	-	-	3.9
Amortization of trade names due to change in accounting estimate (net of tax of $1.6)	-	-	(3.2)
Adjusted income from continuing operations	126.4	72.5	59.4
Discontinued operations, net of taxes	-	-	(21.1)
Adjusted income before change in accounting principle	126.4	72.5	38.3
Cumulative effect of change in accounting principle, net of taxes	(0.9)	-	0.3
Adjusted net income	$125.5	$72.5	$38.6

Basic earnings (loss) per share:
Reported income from continuing operations	$2.39	$1.35	$0.78
Goodwill amortization	-	-	0.31
Amortization of intangibles reclassified to goodwill	-	-	0.07
Amortization of trade names due to change in accounting estimate	-	-	(0.06)
Discontinued operations	-	-	(0.39)
Cumulative effect of change in accounting principle	(0.02)	-	-
Adjusted net income per share	$2.37	$1.35	$0.71

Diluted earnings (loss) per share:
Reported income from continuing operations	$2.36	$1.34	$0.78
Goodwill amortization	-	-	0.31
Amortization of intangibles reclassified to goodwill	-	-	0.07
Amortization of trade names due to change in accounting estimate	-	-	(0.06)
Discontinued operations	-	-	(0.39)
Cumulative effect of change in accounting principle	(0.02)	-	-
Adjusted net income per share	$2.34	$1.34	$0.71

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

     During February 2003, the Company acquired an additional 30% and 20% interest in its commercial and manufacturing joint ventures, respectively, located in Korea. This increased the Company's interest in the commercial and manufacturing joint ventures to 80% and 100%, respectively. The purchase price of $6.2 was first allocated to identifiable assets and liabilities based upon their respective fair values. The excess of the purchase price over the value of the identified assets and liabilities has been recorded as goodwill and is reflected in the table below.

     The changes in the carrying amount of goodwill for the years ended December 28, 2002 and December 27, 2003, are as follows:
	Americas	Europe	Asia	Global Supply	RD&E	Total
Balance as of December 29, 2001 1	$176.4	$231.6	$ 9.4	$ 37.1	$ -	$454.5
Intangibles reclassified to goodwill	110.1	35.5	0.2	0.2	-	146.0
Elimination of deferred tax liabilities	(0.3)	(10.0)	-	-	-	(10.3)
Reclassification to Global Supply Chain as described in Note 5 - Business Segment and Geographic Information	(283.0)	(256.0)	(2.2)	541.2	-	-
Acquisition of distributorship	-	6.8	-	-	-	6.8
Other (primarily currency effect)	(1.9)	12.9	0.5	27.5	-	39.0
Balance as of December 28, 2002	$ 1.3	$ 20.8	$ 7.9	$606.0	$ -	$636.0
Acquisition of additional interest in joint ventures	-	-	3.5	-	-	3.5
Other (primarily currency effect)	0.2	5.2	0.9	63.3	-	69.6
Balance as of December 27, 2003	$ 1.5	$ 26.0	$12.3	$669.3	$ -	$709.1

1     Activity during 2001 primarily consisted of: $2.2 in the Americas for the acquisition of Biocumed, a developer and marketer of ophthalmic products; $12.0 in Europe for the acquisition of Fidia Oftal, an ophthalmic pharmaceuticals business and $17.2 in Europe for additional acquisition costs and exit related activities associated with the acquisitions of Groupe Chauvin and Woehlk during 2000.

8.     Acquired Intangible Assets

In connection with the Company's adoption of SFAS No. 142, Goodwill and Intangible Assets, the Company also reassessed the remaining useful lives of its intangible assets and determined that certain acquired trade names required a reduction in their remaining useful lives. A change in the Company's strategies and business objectives indicated that a reduction in the remaining useful lives of certain trade names was appropriate. Remaining useful lives of trade names associated with the Chiron Vision, Storz and Groupe Chauvin acquisitions were reduced from 16, 36 and 29 years to 7, 10 and 15 years, respectively. The remaining useful lives were revised by the Company based upon current strategies and objectives, an assessment of product characteristics, the pace of technological advancement and trends in the market place. This change in accounting estimate was applied prospectively as of December 30, 2001 and accounted for $3.1 of amortization expense, net of tax, during 2002 and 2003.

     As described in Note 7 - Accounting for Goodwill and Intangibles, the Company acquired a third-party distributor during September 2002. Intangible assets, consisting of customer contracts, were assigned a fair value of $0.6 and are included in the table below.

     The components of intangible assets as of December 27, 2003 and December 28, 2002 are as follows:

	December 27, 2003		December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names	$ 95.2	$27.7	$ 89.9	$18.6
Technology and patents	84.8	62.4	83.7	55.0
Developed technology	80.0	13.3	70.5	8.2
License agreements	36.4	13.7	31.9	8.7
Intellectual property 1	25.9	4.9	25.9	2.7
Physician information & customer database	22.7	2.5	19.1	1.5
Customer contracts	0.8	0.8	0.6	0.1
	$345.8	$125.3	$321.6	$94.8

1     During the fourth quarter of 2001, the Company announced the acquisition of all rights to the loteprednol etabonate ophthalmic pharmaceutical products of Pharmos Corporation. The Company paid an initial amount of approximately $25.5 for rights to two prescription anti-inflammatory ophthalmic drops, Lotemax and Alrex, manufactured and marketed by the Company under a previous marketing agreement. The Company expects to pay additional amounts, up to approximately $22.5, depending on market introduction and success of a new product currently under review by the FDA.

     Amortization expense of intangibles was $25.6 for 2003. Estimated amortization expense of intangibles presently owned by the Company for each of the next five succeeding fiscal years is as follows:

Fiscal Year Ended	Amount
December 25, 2004	$24.0
December 31, 2005	23.6
December 30, 2006	21.2
December 29, 2007	20.8
December 27, 2008	17.7

9.     Related Party Transaction

In April 2003, the Company advanced $9.3 to Control Delivery Systems (CDS), a partner in the development of implant technology for treating retinal and other back-of-the-eye diseases in which it has an equity interest. Such advances have been recoverable through the Company's ability to apply such amounts to future obligations due under an arrangement with CDS to provide research and development activities as to certain technologies; the achievement of certain milestones such as the completion of clinical testing, NDA filings, and FDA approvals; royalty payments; or through cash repayment by CDS. In May 2003, the Company and CDS announced a delay of up to three years in the regulatory filing for the DME indication for its proposed Retisert implant. The primary reason for the delay was the FDA's indication that it would require additional safety data before considering an application for approval for this indication. As a result, the Company reevaluated its role in the on-going development and approval process and decided to conduct and supervise directly the day-to-day development and clinical activities, after a brief transition period.

     The Company now primarily bases the recoverability of the funds advanced on the future milestones and royalties or repayment by CDS, as CDS is no longer performing research and development activity on the Company's behalf. The achievement of the milestone payments and the eventual commercialization of the product are not completely controllable by the Company and are subject to the ordinary risks associated with the development and approval of any FDA controlled product. Therefore, the Company recorded a $4.1 reserve in the second quarter of 2003 to reflect this uncertainty. During the fourth quarter of 2003, the Company renegotiated its arrangement with CDS to formalize the change in the on-going development and approval process described above and as a result received $4.0 from CDS.

10.     Other Short- and Long-Term Investments

Netherlands Guilder Investment The Company had previously invested 219 million Netherlands guilders (NLG), approximating $136.0 at the time of the investment, in securities issued by a subsidiary of a triple-A rated financial institution. The issuer's investments were restricted to high quality, short-term investments (less than 90 days) and government obligations, and as such, the net asset value was not expected to be materially different than fair value. The issuer reinvested all of its income. At December 30, 2000, the average euro rate of return was 4.73%. During 2000, a cross-currency swap transaction that effectively hedged the currency risk and converted the NLG income to a U.S. dollar rate of return matured and was not renewed in anticipation of the Company exercising its option to put part of its equity position back to the issuer in the first quarter of 2001.

     The Company, through two non-U.S. legal entities, owned approximately 22% of the subsidiary of the financial institution; the financial institution owned the remainder. The Company had the right to put its equity position at net asset value to the financial institution at the end of each quarter until January 2003. Since the securities were not readily marketable, this represented the Company's ability to exit from the investment. The Company notified the financial institution in the fourth quarter of 2000 that it would exercise its right to put a significant portion of its equity position. The Company completed this liquidation of the investment by the end of the first quarter of 2001.

Other Investments At December 29, 2001, the Company owned common stock in Charles River Laboratories, Inc., which represented the retention of a minority equity interest from the sale of the Charles River Laboratories business during 1999. This investment was classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. During 2001, approximately 1,300,000 shares or 51.0% of the Company's original minority equity interest were sold, resulting in realized gains of $12.6, net of taxes. As of December 29, 2001, the investment was valued at $41.9. A resulting unrealized holding gain of $20.9, net of taxes, recorded at December 29, 2001, is reflected in the Statements of Changes in Shareholders' Equity. During the first quarter of 2002, the Company liquidated its remaining shares and recorded a realized gain of $18.1, net of taxes.

11.     Provision for Income Taxes

An analysis of the components of income from continuing operations before income taxes and minority interest and the related provision for income taxes is presented below:
	2003	2002	2001

(Loss) income from continuing operations before income taxes and minority interest
U.S.	$(36.4)	$(70.9)	$(30.7)
Non-U.S.	233.4	207.9	115.7
	$197.0	$137.0	$ 85.0
Provision for income taxes
Federal
Current	$ 7.5	$ 13.7	$ 16.0
Deferred	(7.7)	(19.9)	(20.9)
State
Current	2.3	2.2	1.9
Deferred	(3.1)	(2.4)	(5.6)
Foreign
Current	87.1	58.0	35.8
Deferred	(19.1)	(4.4)	1.5
	$ 67.0	$ 47.2	$ 28.7

     Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the tax loss ($17.2 of non-U.S. net operating losses and $96.1 of U.S. capital losses as of December 27, 2003) and credit carryforwards ($41.2 as of December 27, 2003, $25.5 of which is related to foreign tax credits and $15.7 related to U.S. federal and state credits), some of which expire between 2004 and 2008, and others which have no expiration, is contingent on future taxable income in the appropriate jurisdictions and of the appropriate character. Valuation allowances have been recorded for such deferred tax assets, which may not be realized. In general, each deferred tax asset, including carryforwards, is reviewed for expected utilization, using a "more likely than not" approach, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (U.S., state, non-U.S., etc.), the relevant history for the particular item, the applicable expiration dates, operating projects that would impact utilization, and identified actions under the control of the Company in realizing the associated carryforward benefits. Additionally, the Company's utilization of U.S. foreign tax credit and state investment credit carryforwards is dependent on related statutory limitations that involve numerous factors beyond overall positive income, all of which have been taken into account by the Company in its evaluation. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances. The Company continues to assess and evaluate strategies that will enable the carryforwards to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the "more likely than not" approach is satisfied for the related item, or portion thereof.

Deferred Taxes December 27, 2003			Deferred Taxes December 28, 2002
	Assets	Liabilities	Assets	Liabilities
Current:
Sales and allowance accruals	$ 30.9	$ -	$ 32.3	$ -
Employee benefits and compensation	17.6	-	21.6	-
Unrealized foreign exchange transactions	12.5	-	12.9	-
Inventories	5.7	-	8.9	-
Restructuring accruals	-	-	8.5	-
Other accruals	10.0	1.7	4.7	12.6
Valuation allowance	(13.6)	-	(16.2)	-
	$ 63.1	$ 1.7	$ 72.7	$ 12.6
Non-current:
Tax loss and credit carryforwards	$103.9	$ -	$ 92.0	$ -
Employee benefits and compensation	36.1	-	35.7	-
Depreciation and amortization	8.2	-	-	2.5
Other accruals	-	13.1	-	10.5
Valuation allowance	(43.6)	-	(39.6)	-
Intercompany investments	-	195.9	-	195.9
	104.6	209.0	88.1	208.9
	$167.7	$210.7	$160.8	$221.5

     Reconciliation of the statutory U.S. federal income tax rate to the effective tax rates for continuing operations are as follows:
	2003	2002	2001
Statutory U.S. tax rate	35.0%	35.0%	35.0%
Difference between non-U.S. and U.S. tax rates	4.2	0.6	2.7
Goodwill amortization	-	-	0.6
State income taxes, net of federal tax benefit	(0.4)	(0.1)	(2.9)
Extraterritorial income exclusion benefit	(0.8)	(0.6)	(2.5)
Orphan drug credit	(2.6)	(2.5)	(2.0)
Other	(1.4)	2.1	2.9
Effective tax rate	34.0%	34.5%	33.8%

     Statutory expiration or legislative rescission of the orphan drug or other credits currently benefiting the Company could have an adverse impact on the Company's effective tax rate.

     At December 27, 2003, income considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $822.8. Deferred income taxes have not been provided on this income, as the Company does not plan to initiate any action that would require the payment of income taxes. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

12.     Debt

The Company had no short-term notes payable at December 27, 2003 and $1.4 in non-U.S. short-term notes payable at December 28, 2002. To support its liquidity requirements, the Company generally maintains U.S. revolving credit agreements. In January 2001, the Company entered into a $250.0 syndicated revolving credit agreement expiring in 2004. In January 2003, the Company replaced this $250.0 revolving credit agreement with a five-year, $400.0 syndicated revolving credit agreement. Under the terms of the new agreement, the facility was reduced to $250.0 effective August 4, 2003 when the Company completed the issuance of $210.0 of notes and convertible notes. The new facility includes covenants similar to covenants contained in the former facility, which require the Company to maintain certain EBITDA to interest and debt ratios. In the event of violation of the covenants, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. There were no covenant violations during 2003 or 2002 and the Company does not anticipate that a violation of these covenants is likely to occur. The interest rate under the agreement is based on the Company's credit rating and, at the Company's option, LIBOR or the base rate of one of the lending banks. There were no outstanding borrowings under syndicated revolving credit agreements as of December 27, 2003 or December 28, 2002.

     Average short-term interest rates were 6.4% and 0.4% for the years ended 2003 and 2002, respectively. The maximum amount of short-term debt at the end of any month was $2.6 in 2003 and $30.1 in 2002. Average short-term month-end borrowings were $0.5 in 2003 and $15.1 in 2002.

     The components of long-term debt were:
	Coupon Interest	Principal Outstanding
	Rate Percentage	December 27, 2003	December 28, 2002
Fixed rate notes
Notes due in 2003 1	5.95	$ -	$ 85.0
Notes due in 2003 2	6.38	-	100.0
Notes due in 2004 3, 4	6.75	194.6	194.6
Notes due in 2005 2	6.50	100.0	100.0
Notes due in 2007 4, 5	6.95	150.0	150.0
Notes due in 2008 4, 6	5.90	50.0	-
Debentures due in 2028 4	7.13	183.9	190.0
Variable rate and other borrowings
Industrial Development Bonds due 2015	1.05 7	-	8.5
Convertible Notes due in 2023	1.648	160.0	-
Other	Various	8.5	14.6
		847.0	842.7
Less current portion		(195.0)	(186.5)
		$652.0	$656.2

1     At December 29, 2001, an interest rate swap agreement converted this note to a variable-rate liability at a then effective rate of 3.69%. The interest rate swap was terminated during 2002. Proceeds from the swap termination were deferred and were being amortized to interest expense over the remaining life of the debt, resulting in a net effective rate of 3.98%. The debt was repaid during September 2003.

2     Notes contained put/call options exercisable at 100% of par in 2003 and 2005 for the 6.38% and 6.50% notes, respectively. The Company had also entered into remarketing agreements with respect to each of these issues, which allowed the agent to call the debt from the holders on the option exercisable dates, and then remarket them. If the rights were exercised, the coupon rate paid by the Company would reset to a rate higher than the then current market rate. Following the Company's debt rating downgrade by Moody's Investors Service during March 2002, the agents exercised their right to put the remarketing agreements back to the Company. As a result, the 6.38% debt matured and was repaid during August 2003 and the 6.50% debt will mature in 2005. Net remarketing options expense and interest rate swap proceeds were deferred and were/are being amortized to interest expense over the remaining life of the respective debt, resulting in a net effective rate, including issuance costs, of 5.95% and 6.29% for the 2003 and 2005 debt, respectively.

3     At December 29, 2001, an interest rate swap agreement converted this note to a variable-rate liability at a then effective rate of 4.22%. The interest rate swap was terminated during 2002. Proceeds from the swap termination were deferred and are being amortized to interest expense over the remaining life of the debt, resulting in a net effective rate, including issuance costs, of 4.19%.

4     The Company, at its option, may call these notes/debentures at any time pursuant to a make-whole redemption provision, which would compensate holders for any changes in interest rate levels of the notes/debentures upon early extinguishment. The Company currently has no intention to call these notes/debentures.

5     In May 2002, the Company entered into an interest rate lock agreement to hedge the benchmark interest rate associated with this debt issue. Losses associated with the hedge have been deferred to other comprehensive income and are being amortized to interest expense over the remaining life of the debt, resulting in a net effective rate, including issuance costs, of 8.64%.

6     In August 2003, simultaneous with the issuance of this debt maturing in 2008, an interest rate swap agreement converted this note to a variable-rate liability at a rate of six-month LIBOR plus 2.37%, which was 3.52% at December 27, 2003. Also in May 2002, the Company entered into an interest rate lock agreement to hedge the benchmark interest rate associated with this debt issue. Losses associated with the hedge have been deferred to other comprehensive income and are being amortized to interest expense over the debt term. The combination of the interest rate swap and the rate lock resulted in a net effective rate, including issuance costs, of 5.75% at December 27, 2003.

7     Represents variable interest rate on September 23, 2003 at repayment of these bonds.

8     These notes accrue interest at six-month LIBOR plus 0.5%, with the rate reset on a semiannual basis in advance. The initial interest rate was 1.64%. The net effective rate, including issuance costs, at December 27, 2003 was 2.00%.

     In November 2002, the Company issued $150.0 of five-year 6.95% fixed-rate senior notes under a $500.0 Shelf Registration filed with the Securities and Exchange Commission in June 2002. Proceeds from the offering were used for general corporate purposes, including the refinancing of existing debt obligations. In August 2003, the Company issued $210.0 in concurrent offerings of notes and convertible notes. The first offering was a $50.0 public offering of five-year fixed-rate senior notes with a coupon rate of 5.90%, also issued under the $500.0 Shelf Registration ($300.0 of which remained available for issuance as of December 27, 2003). The Company simultaneously executed an interest rate swap agreement converting the notes to a variable rate. The effective interest rate for these notes, including both the impact of the interest rate swap and the settlement of a $50.0 cash flow hedge designated to hedge the benchmark interest rate in connection with the offering, was 5.75%. The second offering in August 2003 was a $160.0 placement of variable-rate convertible senior notes due in 2023. The notes accrue interest at six-month LIBOR plus 0.5% with the rate reset on a semiannual basis in advance. The initial interest rate was 1.64%. The notes will be convertible, under certain conditions, into shares of the Company's Common stock at an initial conversion price of $61.44 per share, which represented a 50% premium over the closing price of the Company's Common stock when the notes were offered. On October 30, 2003, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission in satisfaction of certain registration rights granted to the holders of the $160.0 convertible notes. The registration became effective on January 8, 2004. In connection with the sale of the convertible notes, the Company repurchased one million shares of its Common stock during August 2003 at an average price per share of $40.96. The Company used the remaining proceeds of the offerings primarily to refinance existing debt obligations.

     During November 2001, the Company modified the conditions of the lease associated with its World Headquarters office building by purchasing the equity owner's interest. A $2.4 payment was made to the original equity owner during January 2002. The previous operating lease treatment ceased at the time of the lease modification. The real property and related debt of $63.2 and $65.0, respectively, were consolidated by the Company in the fourth quarter of 2001. The debt was repaid upon maturity during December 2002.

     During 2003, the Company retired $200.7 of various notes due in 2003, 2015, 2026 and 2028. During 2002, the Company retired $183.1 of the notes due in 2002, 2003 and 2028. Interest rate swap agreements on long-term debt issues resulted in a decrease in the long-term effective interest rate from 6.53% to 5.86% in 2003 and from 6.21% to 5.56% in 2002. At December 27, 2003, the Company had $50.0 of outstanding interest rate swaps. At December 28, 2002, the Company had no outstanding interest rate swaps. Long-term borrowing maturities during the next five years are $195.0 in 2004, $102.6 in 2005, $0.2 in 2006, $152.2 in 2007 and $50.0 in 2008.

13.     Employee Benefits

The Company's benefit plans, which in the aggregate cover substantially all U.S. employees and employees in certain other countries, consist of defined benefit pension plans, defined contribution plans and a participatory defined benefit postretirement plan. The fair value of plan assets in the Company's U.S. benefit plans represent approximately 78% of the fair value of all plan assets as of December 27, 2003.

     The information provided below pertains to the Company's defined benefit pension and postretirement plans. The following table provides reconciliations of the changes in benefit obligations, fair value of plan assets and funded status for the two-year period ended December 27, 2003:
	Pension Benefit Plans		Postretirement Benefit Plan
	2003	2002	2003	2002
Reconciliation of benefit obligation
Obligation at beginning of year	$292.6	$264.3	$90.1	$70.1
Service cost	13.0	12.2	1.4	1.0
Interest cost	18.4	17.9	5.9	6.1
Participant contributions	1.3	1.1	-	-
Plan amendments	1.6	(0.1)	-	-
Currency translation adjustments	12.6	7.0	-	-
Curtailment loss or (gain)	0.1	(0.3)	-	-
Benefit payments	(22.9)	(20.7)	(8.8)	(8.8)
Settlement payments	(1.0)	-	-	-
Actuarial loss	28.2	11.2	7.9	21.7
Obligation at end of year	$343.9	$292.6	$96.5	$90.1

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$206.6	$215.1	$33.3	$38.2
Actual gain or (loss) on plan assets	38.3	(25.0)	4.5	(4.1)
Employer contributions	8.7	30.5	8.0	8.0
Participant contributions	1.3	1.1	-	-
Benefit payments	(22.9)	(20.7)	(8.8)	(8.8)
Settlement payments	(1.0)	-	-	-
Currency translation adjustments	8.0	5.6	-	-
Fair value of plan assets at end of year	$239.0	$206.6	$37.0	$33.3

Reconciliation of funded status to net amount recognized on the balance sheet
Funded status at end of year	$(104.9)	$ (86.0)	$(59.5)	$(56.8)
Unrecognized transition obligation	0.5	0.5	-	-
Unrecognized prior-service cost	2.4	3.6	0.4	0.3
Unrecognized actuarial loss	90.5	93.7	17.8	12.1
Net amount recognized at end of year	$ (11.5)	$ 11.8	$(41.3)	$(44.4)

     The following table provides information related to underfunded pension plans:
	2003	2002
Projected benefit obligation	$299.8	$260.8
Accumulated benefit obligation	275.8	239.2
Fair value of plan assets	199.6	178.4

     The Company's postretirement benefit plan was underfunded for each of the past two years.

     The following table provides the amounts recognized in the balance sheets as of the end of each year:
	Pension Benefit Plans		Postretirement Benefit Plan
	2003	2002	2003	2002
Prepaid benefit cost	$ 2.2	$ 1.4	$ -	$ -
Accrued benefit liability	(78.2)	(62.7)	(41.3)	(44.4)
Intangible asset	2.1	3.4	-	-
Accumulated other comprehensive income	62.4	69.7	-	-
Net amount recognized at end of year	$(11.5)	$11.8	$(41.3)	$(44.4)

     The following table provides the components of net periodic benefit cost for the plans for fiscal years 2003, 2002 and 2001:
	Pension Benefit Plans			Postretirement Benefit Plan
	2003	2002	2001	2003	2002	2001
Service cost	$13.0	$12.2	$13.8	$ 1.4	$ 1.0	$ 1.1
Interest cost	18.4	17.9	17.6	5.9	6.1	4.5
Expected return on plan assets	(16.6)	(19.3)	(21.5)	(2.6)	(3.4)	(3.7)
Amortization of transition obligation	0.2	0.4	0.9	-	-	-
Amortization of prior-service cost	2.2	0.7	0.6	(0.1)	(0.1)	(0.1)
Amortization of net loss (gain)	7.5	2.0	0.2	0.3	-	(2.4)
Net periodic benefit cost	24.7	13.9	11.6	4.9	3.6	(0.6)
Curtailment loss (gain)	0.4	0.7	-	-	-	(0.7)
Settlement loss	0.3	-	-	-	-	-
Net periodic cost (benefit) after curtailment	$25.4	$14.6	$11.6	$ 4.9	$ 3.6	$(1.3)

     The 2003 curtailment and settlement losses in Pension Benefit Plans related to making lump-sum payments to the participants of one of the Company's foreign plans which is expected to have a final settlement in 2006. The 2002 curtailment loss in Pension Benefit Plans related to the restructuring actions taken in 2002. The 2001 curtailment gain in the Postretirement Benefit Plan related to the restructuring actions taken in that year.

Key Assumptions

Weighted-average assumptions used to measure benefit obligations in the Company's benefit plans are shown in the following table:
	2003	2002
Discount rate	5.8%	6.5%
Rate of compensation increase	3.9%	4.1%

     Weighted-average assumptions used to measure net periodic benefit cost for the Company's benefit plans are shown in the following table:

	2003	2002
Discount rate	6.3%	7.0%
Expected long-term return on plan assets	8.2%	9.1%
Rate of compensation increase	4.1%	4.4%

     For the Company's U.S. Pension Plan, the expected return is 9.0%. Passively managed portfolios with asset allocations similar to the Company's U.S. Pension Plan would have earned in the 10% - 12% range over the last 10, 20 and 30 years. In view of low current interest rates and the relatively poor performance of the equity markets over the last 5 years, the Company believes that Plan returns over the near term may be below historical returns.

Assumed Health Care Cost Trends

For amounts pertaining to postretirement benefits, an 8% annual rate of increase in the per capita cost of covered health care benefits for pre-65 years of age participants was assumed for 2003. The pre-65 trend rate grades down by 1.0% per year to an ultimate annual rate of 5.0% in 2006. An 11.0% annual rate of increase in the per capita cost of covered health care benefits for participants age 65 and older was assumed in 2003. The age 65 and older trend rate grades down by 1.0% per year to an ultimate annual rate of 5.0% in 2009. To demonstrate the significance of this rate on the expense reported, a one-percentage point change in the assumed health care cost trend rate would have the following effect:
	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic postretirement health care benefit cost	$0.7	$(0.7)

Effect on the health care component of the accumulated postretirement benefit obligation	9.4	(8.2)

Additional Information

The information provided below regarding plan assets and cash flows pertains to the Company's U.S. defined benefit pension and postretirement plans.

Plan Assets The weighted-average asset allocations for the two-year period ended December 27, 2003, by asset category, are as follows:
Pension Benefit Plans			Postretirement Benefit Plan
2003		2002	2003	2002
Equity securities	$128.1	$101.3	$35.9	$32.3
Fixed income (debt) securities	49.0	59.5	1.1	1.0
Total	$177.1	$160.8	$37.0	$33.3

     The Company's U.S. Pension Plan has a target asset allocation of 60% U.S. equity securities, 10% non-U.S. equity securities and 30% fixed income (debt) securities. Approximately 70% of U.S. equity securities are passively managed; the remainder of Plan assets are actively managed.

     U.S. equity securities are diversified among large-, mid- and small-cap value and growth strategies. Non-U.S. equity securities are invested in a broad range of equity securities diversified among equity style and geographic location. Fixed income (debt) securities are invested in investment grade bonds and similar instruments.

     Equity securities shown above include 52,800 shares of the Company's Common stock with a market value of $2.7 (1.5% of total plan assets) and $1.9 (1.2% of total plan assets ) at December 27, 2003 and December 28, 2002, respectively.

Cash Flows The Company expects to contribute up to $20.0 to its pension plan and $9.0 to its postretirement benefit plan in 2004.

Defined Contribution Plans

The costs associated with defined contribution plans totaled $11.1, $11.3 and $11.2 for 2003, 2002 and 2001, respectively.

14.     Minority Interest

The minority interest liability at the end of 2003 and 2002 represents outside interests in non-U.S. commercial and manufacturing joint ventures, which are fully consolidated in the Company's results. At December 29, 2001, the minority interest in subsidiaries primarily represented an outside partnership interest of 22% in Wilmington Partners L.P. (the Partnership). The remaining partnership interests were held by four wholly owned subsidiaries of the Company. The Partnership is a separate legal entity from the Company, but for financial reporting purposes, assets, liabilities and results of operations from the Partnership are included in the Company's consolidated financial results. The outside investor's limited partnership interest was recorded as minority interest totaling $200.0 in the Company's consolidated financial statements at December 29, 2001. During March 2002, the outside partner exercised its put right for all of its partnership interest, and the Company recorded a one-time early liquidation premium of $7.0, net of taxes, in connection with the early termination of the outside partner's interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred in May 2002. The payment was funded through existing cash reserves and borrowings of $75.0 against the Company's existing syndicated revolving credit agreement, which was repaid by the Company in July 2002.

15.     Operating Leases

The Company leases land, buildings, machinery and equipment under noncancelable operating leases. Total annual rental expense for 2003, 2002 and 2001 amounted to $28.0, $28.1 and $27.8, respectively.

     Minimum future rental commitments having noncancelable lease terms in excess of one year aggregated $72.4, net of aggregated sublease rentals of $3.7, as of December 27, 2003 and are payable as follows: 2004, $21.8; 2005, $17.6; 2006, $12.2; 2007, $6.4; 2008, $4.7 and beyond, $9.7.

16.     Commitments and Contingencies

Lines of Credit The Company guarantees indebtedness of its subsidiaries under lines of credit used for working capital. Availability under such lines of credit totaled approximately $51.3 and $75.0 with total outstanding balances of $0.0 and $1.4 at the end of 2003 and 2002, respectively.

Letters of Credit The Company had outstanding standby letters of credit totaling approximately $20.4 and $24.7 at the end of 2003 and 2002, respectively, to ensure payment of possible workers' compensation, product liability and other insurance claims. At the end of 2003 and 2002, the Company had recorded liabilities of approximately $11.1 and $15.2, respectively, related to workers' compensation, product liability and property insurance claims. The balance at December 28, 2002 included an $8.8 standby letter of credit to ensure payment of an $8.5 Industrial Development Revenue Bond originally due in 2015, which was repaid in September 2003.

Guarantees The Company guarantees a mortgage held by a research and development partner. The mortgage is secured by the property with an appraised value of $5.3. The Company's guarantee has a five-year term expiring July 2007. The guarantee totaled $4.0 at the end of 2003 and 2002. This guarantee would require payment from the Company in the event of default by the research partner and failure of the security to fully satisfy the then outstanding debt.

     The Company also guarantees a lease obligation of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. At the end of 2003 and 2002, the amount guaranteed was approximately $10.0. In the event of default, the guarantee would require payment from the Company. Sublease rights as specified under the agreement would reduce the Company's exposure.

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

Environmental Indemnifications The Company has certain obligations for environmental remediation and Superfund matters related to current and former company sites. The Company has an ongoing program in place designed to identify and manage potential environmental liabilities through such actions as having a rotating schedule of regular assessments performed to identify and manage potential issues at company sites before they occur, a domestic waste disposal contract which contains indemnification of the Company from the vendor for disposal of all waste once it leaves company property, a regular schedule of training and prevention programs designed to keep employees in company plants aware of their responsibilities, environmental due diligence for business acquisitions and real estate transactions and ongoing tracking of significant laws and regulations affecting the Company in any of the countries where it operates. In those instances where the Company may identify environmental liability, the Company manages directly all remedial investigations, negotiation of approved remediation plans with applicable governmental authorities and implementation of all approved remediation activities.

     At December 27, 2003, estimated future remediation costs of approximately $0.4 were accrued by the Company, excluding estimates for legal expenses. It is reasonable to expect that the Company's recorded estimates of its liabilities may change and there is no assurance that additional costs greater than the amounts accrued will not be incurred, or that changes in environmental laws or their interpretation will not require additional amounts to be spent. The Company does not believe that its financial position, results of operations, and cash flows are likely to be materially affected by environmental liabilities.

Other Commitments and Contingencies The Company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business as described in Note 21 - Other Matters.

Product Warranties The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability during 2002 and 2003 were as follows:
Balance at December 29, 2001	$8.1
Accruals for warranties issued	5.2
Changes in accruals related to pre-existing warranties	(1.4)
Settlements made	(6.0)
Balance at December 28, 2002	$5.9
Accruals for warranties issued	7.5
Changes in accruals related to pre-existing warranties	0.5
Settlements made	(5.8)
Balance at December 27, 2003	$8.1

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. Changes in the Company's deferred service revenue during 2002 and 2003 were as follows:
Balance at December 29, 2001	$2.1
Accruals for service contracts	9.1
Changes in accruals related to pre-existing service contracts	(0.1)
Revenue recognized	(6.2)
Balance at December 28, 2002	$4.9
Accruals for service contracts	12.5
Changes in accruals related to pre-existing service contracts	1.3
Revenue recognized	(12.2)
Balance at December 27, 2003	$6.5

17.     Financial Instruments

The carrying amount of cash, cash equivalents and notes payable approximates fair value, as maturities are less than one year in duration. The Company's remaining financial instruments consisted of the following:
	December 27, 2003		December 28, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-derivatives
Other investments	$ 6.1	$ 6.1	$ 7.1	$ 7.1
Long-term debt, including current portion	(847.0)	(897.4)	(842.7)	(825.9)

Derivatives held for purposes other than trading
Foreign exchange instruments
Other current assets	$ 8.0	$ 8.0	$ 6.3	$ 6.3
Accrued liabilities	(6.9)	(6.9)	(18.4)	(18.4)
Net foreign exchange instruments	$ 1.1	$ 1.1	$ (12.1)	$ (12.1)

Interest rate instruments
Other current assets	$ 0.6	$ 0.6	$ -	$ -
Accrued liabilities	-	-	(4.9)	(4.9)
Net interest rate instruments	$ 0.6	$ 0.6	$ (4.9)	$ (4.9)

     Fair value of other investments was determined based on contract terms and an evaluation of expected cash flows and investment risk. Fair value of long-term debt was estimated using either quoted market prices for the same or similar issues or current rates offered to the Company for debt with similar maturities. The fair value of foreign exchange and interest rate instruments was determined using a model that estimates fair value at market rates, or was based upon quoted market prices for similar instruments with similar maturities.

     The Company enters into forward foreign exchange contracts primarily to hedge foreign currency transactions and equity investments in non-U.S. subsidiaries. At December 27, 2003 and at December 28, 2002, the Company hedged aggregate exposures of $408.5 and $910.2, respectively, by entering into forward foreign exchange contracts requiring the purchase or sale of U.S. and foreign currencies. The Company selectively hedges firm commitments that represent both a right and an obligation, mainly for committed purchase orders for foreign-sourced inventory.

     At December 27, 2003 and at December 28, 2002, the Company was party to interest rate instruments that had aggregate notional amounts of $50.0.

     Counterparties to the financial instruments discussed above expose the Company to credit risks to the extent of non-performance. The credit ratings of the counterparties, which consist of a diversified group of major financial institutions, are regularly monitored and thus credit loss arising from counterparty non-performance is not anticipated.

18.     Accounting for Derivatives and Hedging Activities

A transition gain of $0.3, net of taxes, was recorded in the quarter ended March 31, 2001, as a cumulative adjustment to income for marking forward foreign exchange contracts to fair value upon implementation of SFAS No. 133. This amount substantially pertained to contracts utilized to offset foreign exchange exposures related to foreign currency denominated assets and liabilities. The Company does not apply hedge accounting to these contracts because they are marked to market through income at the same time that the exposed asset/liability is remeasured through income; both are recorded in foreign exchange loss (gain). Less than $0.1 related to contracts designated as net investment hedges of net assets of certain non-U.S. subsidiaries and cash flow hedge contracts designated to offset risks associated with intercompany loans with non-U.S. subsidiaries. In the quarter ended March 31, 2001, a pre-tax transition adjustment loss of $1.8 was recorded in other comprehensive income. This relates primarily to an interest rate swap designated as a cash flow hedge to offset risks associated with interest payments on a variable-rate lease. The interest rate swap matured in 2002 and all amounts have been released from other comprehensive income.

     For instruments designated as either fair value or cash flow hedges, net interest expense of $0.2 and $1.6 was recognized for hedge ineffectiveness for the years ended December 27, 2003 and December 28, 2002, respectively. Hedge ineffectiveness had no impact on income for the year ended December 29, 2001.

Fair Value Hedges In August 2003, the Company issued $210.0 in concurrent offerings of notes and convertible notes. The first was a $50.0 public offering of five-year fixed-rate senior notes with a coupon rate of 5.90%. The Company simultaneously executed an interest rate swap with a notional amount of $50.0 converting the notes to a variable rate. This swap is designated as a fair value hedge. The second offering was a $160.0 placement of variable-rate convertible senior notes due in 2023, containing two embedded derivatives, a bond parity clause and a contingent interest provision. The embedded derivatives had a $0.0 fair value at December 27, 2003.

     At December 28, 2002, the Company had no outstanding interest rate fair value hedges. During the year, it terminated $279.6 of fair value swaps that had been outstanding at December 29, 2001. Additionally, the Company had entered into and subsequently terminated two interest rate swaps with notional amounts of $100.0.

Cash Flow Hedges For cash flow hedge transactions, reclassifications from other comprehensive income into income were a $1.7 net loss in 2003, a $3.6 net loss in 2002 and a $0.1 net gain in 2001. As of December 27, 2003 an estimated $3.1 pre-tax net loss was expected to be reclassified into income over the next twelve months.

     In May 2002, the Company entered into a $200.0 notional principal amount cash flow hedge which was designated as a hedge of ten semi-annual interest payments based on the benchmark interest rate related to changes in the five-year U.S. Treasury rate in connection with the Company's forecasted debt offering of $200.0. During the fourth quarter of 2002, the hedging instrument was extended and re-designated to hedge the benchmark interest rate associated with the ten semi-annual interest payments on the forecasted borrowing. On November 18, 2002, the Company issued $150.0 of fixed-rate debt and the amount associated with the cash flow hedge was recorded to other comprehensive income and is being amortized to interest expense in the period in which interest expense related to the hedged debt is recognized. The remaining $50.0 of the cash flow hedge was re-designated to hedge the benchmark interest rate associated with the ten semi-annual interest payments on future forecasted borrowings and was settled during the first quarter of 2003. Simultaneous with the hedge settlement, the Company entered into a new $50.0 cash flow hedge, which was designated to hedge the benchmark interest rate associated with ten semi-annual interest payments on future forecasted borrowings. This $50.0 cash flow hedge was settled in July 2003 in conjunction with the Company's $50.0 public offering of five-year fixed-rate senior notes. The amount associated with the settlements during 2003 was recorded to other comprehensive income and is being amortized to interest expense in the period in which interest expense related to the hedged debt is recognized.

     At December 27, 2003 and at December 28, 2002, the Company had designated foreign currency cash flow hedges with a total notional amount of $43.3 and $336.6, respectively. The decline in the contracts in 2003 was primarily due to the Company's decision to permanently invest an intercompany loan in its Europe region. This permanent investment eliminated the ongoing exposure of principal and interest payments to fluctuations in foreign currency exchange rates and therefore the need to hedge such exposure. During 2002, the Company terminated approximately $140.3 of foreign currency cash flow hedges as the underlying exposures expired. In addition, the Company entered into foreign exchange contracts that were designated as cash flow hedges for a notional amount of approximately $41.5. In December 2002, a $65.0 interest rate swap designated as a cash flow hedge matured.

Net Investment Hedges For derivatives designated as hedging instruments for hedges of foreign currency exposures of net investments in non-U.S. subsidiaries, net after-tax losses of $13.7, $3.5 and $1.9 were included in the cumulative translation adjustment in the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively. At December 27, 2003 and December 28, 2002, the Company had designated foreign denominated intercompany loans with notional amounts of $180.8 and $130.1, respectively, as hedges of net investments in non-U.S. subsidiaries.

19.     Forward Equity Contracts

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

20.     Stock Compensation Plans

Stock Incentive Plan The 2003 Long-Term Incentive Plan was approved by the shareholders of the Company on April 29, 2003 and will terminate on April 29, 2013. Under this plan, a total of 6,000,000 shares were authorized for issuance, of which no more than 1,800,000 shares may be issued pursuant to awards other than options and stock appreciation rights. Any employee or non-employee director is eligible to participate under the plan. Stock options, stock appreciation rights, restricted stock, performance awards and other stock unit awards may be granted under such plan.

     Prior to the 2003 Long-Term Incentive Plan, the Company provided shares available for grant in each calendar year, equal to three percent of the total number of outstanding shares of Common stock as of the first day of each such year, under its Stock Incentive Plan which had an evergreen provision. In October 2002, the Company's Board of Directors amended the plan to eliminate the evergreen feature and provide a pool of shares of 1,600,000 to be available for future grants. As of the adoption of the 2003 Long-Term Incentive Plan on April 29, 2003, no additional shares will be issued under this plan.

     The Company had also adopted a stock incentive plan for non-officers effective January 22, 2001. The number of shares available for grant each year were no greater than two percent of the total number of outstanding shares of Common stock as of the first day of each such year. Options and awards under this plan were granted only to employees of the Company or any subsidiary corporation of the Company who were neither officers nor directors of the Company. Effective January 1, 2003, no additional shares will be issued under this plan.

Stock Options The Company has granted stock options under the plans discussed above. These options typically vest ratably over three years for employee options, and immediately for non-employee director options, and they expire ten years from the date of grant. Vesting is contingent upon a continued employment relationship with the Company. (See Note 1 - Accounting Policies for a discussion relating to the Company's accounting for stock-based employee compensation plans).

     For purposes of this disclosure, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued each year:

	2003	2002	2001
Risk-free interest rate	3.37%	2.87%	3.61%
Dividend yield	1.18%	1.21%	2.29%
Volatility factor	36.02%	38.39%	48.20%
Weighted average expected life (years)	6	5	3

     The weighted average value of options granted was $10.98, $12.41 and $12.97, in 2003, 2002 and 2001, respectively.

A summary of the status of the Company's fixed stock option plans at year-end 2003, 2002 and 2001 is presented below:
	2003		2002		2001
	Number of Shares (000s)	Weighted Average Exercise Price (Per Share)	Number of Shares (000s)	Weighted Average Exercise Price (Per Share)	Number of Shares (000s)	Weighted Average Exercise Price (Per Share)
Outstanding at beginning of year	7,060	$46.60	6,072	$49.87	4,966	$54.69
Granted	1,444	30.65	1,858	37.74	2,072	41.24
Exercised	(312)	38.97	(70)	35.81	(108)	41.43
Forfeited and canceled	(662)	48.68	(800)	51.78	(858)	58.00
Outstanding at year end	7,530	$43.66	7,060	$46.60	6,072	$49.87
Options exercisable at year end	4,680		4,242		3,969

     The following represents additional information about fixed stock options outstanding at December 27, 2003:
	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Number Outstanding (000s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (Per Share)	Number Exercisable (000s)	Weighted Average Exercise Price (Per Share)
$26.00 to 40.49	3,994	7.8	$34.34	1,534	$35.29
40.50 to 45.49	1,606	4.9	43.95	1,220	43.70
45.50 to 55.49	499	3.7	50.85	495	50.88
55.50 to 65.49	789	5.5	61.98	789	61.98
65.50 to 75.00	642	4.5	72.97	642	72.97
	7,530	6.4	$43.66	4,680	$48.80

Stock Awards The Company also issues restricted stock awards to officers and other key personnel. These awards have vesting periods up to seven years with vesting criteria based on continued employment until applicable vesting dates and, in some cases, based on the attainment of specific performance goals such as average sales and cumulative earnings per share targets. Prior to 2002, these awards were based upon the attainment of certain Economic Value Added (EVA) targets. The Company defined EVA as net operating profit after tax less a capital charge calculated as average capital employed multiplied by the Company's cost of capital. EVA is not the same as, nor is it intended to be, a measure of operating performance in accordance with generally accepted accounting principles.

     Compensation expense is recorded based on applicable vesting criteria and, for those awards with performance goals, as such goals are met. In 2003, 2002 and 2001, 103,800, 379,422, and 101,378 shares related to such awards were granted at weighted average market values of $40.25, $37.36 and $45.68 per share, respectively. As of December 27, 2003, 415,785 awards remain outstanding.

21.     Other Matters

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

     The Company and its subsidiaries have been involved in several patent proceedings relating to silicone hydrogel contact lens technology, including its PureVision contact lens product line. Five of these proceedings were commenced by CIBA Vision Corporation (CIBA) and CIBA's parent company, Novartis AG (Novartis), in each case alleging that the PureVision lens product infringes CIBA's and Novartis' intellectual property. The first of these lawsuits was filed on March 8, 1999 in the U.S. District Court for the Northern District of Georgia, followed by other lawsuits commenced in the Federal Court of Melbourne, Australia (filed on February 29, 2000), the U.S. District Court for the District of Delaware (filed on May 3, 2001), the Administrative Court of Duesseldorf, Germany (filed on September 7, 2001) and the High Court in Dublin, Ireland (filed on March 11, 2003). A ruling in the Delaware matter has resulted in the Company discontinuing sale of its PureVision lenses in the U.S. until April 27, 2005. The Georgia matter involves additional CIBA U.S. patents which expire in 2014 and a trial date was set for March 15, 2004. The trial in the Australia matter occurred in 2003 and a decision is expected during the first half of 2004. On September 17, 2003, the European Patent Office ruled that the Novartis patent at issue in the German and Irish suits is invalid. As a result, the parties have agreed to stay action on an earlier patent infringement ruling by the German court and the Company has resumed the sale of PureVision contact lenses in Germany. The parties have also agreed to stay the Irish proceeding as a result of the European Patent Office ruling. It is anticipated that Novartis will appeal the European Patent Office decision. Additionally, the Company has requested that the German Patent Office cancel Novartis' German Utility Model Registration. The Company cannot at this time estimate with any certainty the impact on its financial position of the pending lawsuits described above. The Company intends to defend itself vigorously against all claims asserted by CIBA and Novartis.

     The Company has filed three related proceedings against CIBA pertaining to CIBA's Night & Day product line. Specifically, on November 6, 2001, the Company filed a patent infringement lawsuit in the U.S. District Court for the Western District of New York under a patent the Company holds for hydrogel materials. CIBA has filed two motions for summary judgment in this action. The Court has heard argument on one motion and has reserved decision. The second motion has been briefed by the parties, but a motion hearing date has not been established. The Company has commenced two additional patent infringement lawsuits in the U.S. District Court for the Western District of New York. The first, commenced on July 22, 2003, relates to an additional patent the Company holds for hydrogel materials. The second, commenced on November 6, 2003, is under a manufacturing process patent held by the Company. The Company intends to pursue vigorously its claims against CIBA in these actions. The Company cannot at this time estimate with any certainty the impact on its financial position of the lawsuits filed by the Company against CIBA.

     The Company is engaged in various lawsuits, claims, investigations and proceedings including patent, trademark, commercial and environmental matters that are in the ordinary course of business. The Company cannot at this time estimate with any certainty the impact of such matters on its financial position.

22.     Quarterly Results, Stock Prices and Selected Financial Data

Quarterly Results (unaudited)

The following table presents reported net sales, gross profit (net sales less cost of products sold), net income and earnings per share for each quarter during the past two years. Net sales and gross profit are from continuing operations and are reported on the same basis as amounts in the accompanying Statements of Income on page 30.
				Earnings Per Share
	Net Sales	Gross Profit	Net Income	Basic	Diluted
2003
First	$ 448.0	$ 249.8	$ 15.6	$0.29	$0.29
Second	512.5	298.8	28.3	0.53	0.53
Third	508.9	299.3	32.2	0.61	0.60
Fourth	550.1	313.6	49.4 1	0.94	0.92
	$2,019.5	$1,161.5	$125.5	$2.37	$2.34
2002
First	$ 414.2	$ 232.8	$ 8.8 2	$0.16	$0.16
Second	458.4	261.3	21.9	0.41	0.40
Third	466.7	261.2	9.4 3	0.18	0.17
Fourth	477.4	264.3	32.4	0.60	0.60
	$1,816.7	$1,019.6	$72.5	$1.35	$1.34

     The amounts in the following references are all presented after taxes.

1     Includes R&D expense of $3.7 associated with the acquisition of an early-stage pharmaceutical technology, a $4.1 reversal of previously recorded restructuring reserves for the Company's Profitability Improvement Program (see Note 4 - Restructuring Charges and Asset Write-offs) and net foreign currency income of $4.5 realized upon the liquidation of certain non-U.S. subsidiaries.

2     Includes restructuring charges and asset write-offs of $15.4 related to the implementation of Phase II of the Company's 2001 restructuring program designed to reduce ongoing operating costs (see Note 4 - Restructuring Charges and Asset Write-offs), a one-time early liquidation premium of $7.0 paid to an outside partner (see Note 14 - Minority Interest) and a gain of $18.1 in connection with the sale of a stock investment (see Note 10 - Other Short- and Long-Term Investments).

3     Includes restructuring charges and asset write-offs of $14.9 related to the Company's Profitability Improvement Program announced in July 2002, severance of $2.4 associated with the transfer of PureVision contact lens manufacturing from the U.S. to Waterford, Ireland, partially offset by a $0.6 reversal of previously recorded restructuring reserves for the Company's 2001 restructuring program (see Note 4 - Restructuring Charges and Asset Write-offs).

Quarterly Stock Prices (unaudited)

The Company's Common stock is listed on the New York Stock Exchange and is traded under the symbol BOL. There were approximately 8,000 and 6,200 Common shareholders of record at year-end 2003 and 2002, respectively. The following table shows the price range of the Common stock for each quarter for the past two years:
	2003 Price Per Share		2002 Price Per Share
	High	Low	High	Low
First	$37.00	$29.35	$44.80	$36.35
Second	40.74	32.11	42.56	32.70
Third	45.74	36.05	34.70	27.17
Fourth	52.66	43.70	38.39	27.80

Selected Financial Data (unaudited)

Dollar Amounts in Millions - Except Per Share Data

2003	2002	2001	2000	1999
Results for the Year
Net sales 1,2	$2,019.5	$1,816.7	$1,665.5	$1,718.7	$1,720.6
Income from Continuing Operations 1,3	126.4	72.5	42.0	83.4	102.7
Net Income	125.5	72.5	21.2	83.4	444.8
Continuing Operations - Basic earnings per share 1,3	2.39	1.35	0.78	1.54	1.79
Net Income - Basic earnings per share	2.37	1.35	0.39	1.54	7.76
Continuing Operations - Diluted earnings per share 1,3	2.36	1.34	0.78	1.52	1.75
Net Income - Diluted earnings per share	2.34	1.34	0.39	1.52	7.59
Dividends per share	0.52	0.65	1.04	1.04	1.04
Year End Position
Working capital	$ 545.0	$ 455.7	$ 693.7	$ 899.8	$1,235.7
Total assets	3,006.4	2,773.4	2,993.5	3,239.3	3,438.6
Short-term debt	195.0	187.9	123.3	235.2	46.9
Long-term debt	652.0	656.2	703.2	763.1	977.0
Shareholders' equity	1,203.4	1,017.8	975.0	1,039.4	1,234.0
Other Ratios and Statistics
Return on sales from continuing operations 2,3	6.3%	4.0%	2.5%	4.9%	6.0%
Return on average Shareholders' equity	11.9%	7.4%	2.1%	7.9%	43.3%
Return on invested capital	8.5%	6.0%	3.1%	6.1%	21.7%
Return on average total assets	4.4%	2.5%	0.7%	2.3%	13.0%
Effective income tax rate for continuing operations before minority interest	34.0%	34.5%	33.8%	40.8%	36.0%
Current ratio	1.6	1.5	2.0	2.1	2.9
Total debt to Shareholders' equity	70.4%	82.9%	84.8%	96.0%	83.0%
Total debt to capital	41.3%	45.3%	45.9%	49.0%	45.3%
Capital expenditures	$ 91.5	$ 91.9	$ 96.4	$ 95.0	$ 155.9

1     Amounts have been modified, as necessary, to reflect discontinued operations related to certain divestitures during 1999.

2     Amounts prior to 2002 have been reclassified to reflect the adoption of EITF 01-09 as described in Note 1 -- Accounting Policies.

3     Amounts for 2000 have been reclassified as prescribed by SFAS No. 145. A previously recorded extraordinary gain of $1.4, net of taxes, has been reclassified to Income from Continuing Operations.

Report of Independent Auditors

To the Shareholders and Board of Directors of Bausch & Lomb Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and changes in shareholders' equity present fairly, in all material respects, the financial position of Bausch & Lomb Incorporated and its subsidiaries at December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Notes 1 and 6 of the consolidated financial statements, as of December 27, 2003, the Company has recognized asset retirement costs to conform with the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." As discussed in Notes 1, 5, 7 and 8 of the consolidated financial statements, as of December 30, 2001, the Company ceased amortization of goodwill to conform with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Rochester, New York
January 26, 2004

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chairman and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on such evaluation, the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

Changes in Internal Controls - There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III

Item 10.     Directors and Executive Officers of Bausch & Lomb Incorporated

The items required by Part III, Item 10 are incorporated herein by reference from those relevant portions of the registrant's Proxy Statement. The names, ages (as of March 1, 2004), positions and offices held by and a brief account of the business experience during the past five years of each executive officer is set forth at the end of Part I of this Report on Form 10-K and is incorporated herein by reference. Additionally, the section to be entitled "Section 16(a) Beneficial Ownership Reporting Compliance" that shall be included in the Proxy Statement is incorporated herein by reference.

     The Company has adopted a Code of Ethics that applies to its senior financial officers. The Code of Ethics is located on the Company's internet web site at http://www.bausch.com/us/vision/about/investor/governance.jsp.

Item 11.     Executive Compensation

The items required by Part III, Item 11 are incorporated herein by reference from those relevant portions of the registrant's Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

The section to be entitled "Security Ownership of Certain Beneficial Owners and Directors and Executive Oficers" which shall be included in the Proxy Statement is incorporated herein by reference.

     The section entitled Equity Compensation Plan Information as set forth on page 9 of this Report on Form 10-K under Part II, Item 5. Market for Bausch & Lomb Incorporated's Common Stock and Related Shareholder Matters, is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The items required by Part III, Item 13 are incorporated herein by reference from that relevant portion of the section to be entitled "Related Transactions, Employment Contracts and Termination of Employment and Change in Control Arrangements" of the Proxy Statement.

Item 14.     Principal Accounting Fees and Services

The items required by Part III, Item 14 are incorporated herein by reference from that relevant portion of the section to be entitled "Report of the Audit Committee" of the Proxy Statement.

Part IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents or the portions thereof indicated are filed as a part of this Report.
(a)	Index to Financial Statements and Financial Statement Schedules Covered by Reports of Independent Auditors.		Page
	1.	Financial statements filed herewith:
		Report of Independent Auditors	69
		Balance Sheets at December 27, 2003 and December 28, 2002	31
		For the years ended December 27, 2003, December 28, 2002 and December 29, 2001:
		Statements of Income	30
		Statements of Cash Flows	32
		Statements of Changes in Shareholders' Equity	33
		Notes to Financial Statements	35-64
	2.	Financial statements schedules filed herewith:
		For the years ended December 27, 2003, December 28, 2002 and December 29, 2001:
		SCHEDULE II - Valuation and Qualifying Accounts	70

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

(b)	Item 601 Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference. Each of Exhibits (10)-a through (10)-g, (10)-i through (10)-p and (10)-r through (10)-z is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

(c)	Reports on Form 8-K

On October 30, 2003, the Company filed with the SEC a current report on Form 8-K, announcing its issuance of a press release relative to its financial results for the third quarter ended September 27, 2003. The press release was furnished under Item 12 of Form 8-K, "Results of Operations and Financial Condition". No financial statements were filed with the Form 8-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BAUSCH & LOMB INCORPORATED
Date: March 8, 2004	By: /s/ Ronald L. Zarrella Ronald L. Zarrella Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Principal Executive Officer
Date: March 8, 2004	By: /s/ Ronald L. Zarrella Ronald L. Zarrella Chairman and Chief Executive Officer

Date: March 8, 2004	Principal Financial Officer By: /s/ Stephen C. McCluski Stephen C. McCluski Senior Vice President and Chief Financial Officer

Date: March 8, 2004	Controller By: /s/ Jurij Z. Kushner Jurij Z. Kushner Vice President and Controller

Directors Franklin E. Agnew Domenico De Sole Jonathan S. Linen Ruth R. McMullin John R. Purcell Linda Johnson Rice William H. Waltrip Barry W. Wilson Kenneth L. Wolfe Ronald L. Zarrella
Date: March 8, 2004	By: /s/ Robert B. Stiles Robert B. Stiles Attorney-in-Fact

Report of Independent Auditors

To the Shareholders and Board of Directors of Bausch & Lomb Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bausch & Lomb Incorporated and its subsidiaries at December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Rochester, New York
January 26, 2004

Bausch & Lomb Incorporated

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Reserves for Doubtful Accounts (in Millions)	December 27, 2003	December 28, 2002	December 29, 2001
Balance at beginning of year	$25.6	$20.7	$24.9
Activity for the year:
Provision charge to income	2.9	6.2	5.4
Currency	2.0	1.3	(0.4)
Additions resulting from acquisition activity	-	-	0.2
Accounts written off	(9.3)	(3.5)	(10.1)
Recoveries on accounts previously written off	0.1	0.9	0.7
Balance at end of year	$21.3	$25.6	$20.7

Exhibit Index
S-K Item 601 No.	Document
(3)-a

Certificate of Incorporation of Bausch & Lomb Incorporated (filed as Exhibit (3)-a to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1985, File No. 1-4105 and incorporated herein by reference).

(3)-b

Certificate of Amendment of Bausch & Lomb Incorporated (filed as Exhibit (3)-b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4105 and incorporated herein by reference).

(3)-c

Certificate of Amendment of Bausch & Lomb Incorporated (filed as Exhibit (3)-c to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992, File No. 1-4105 and incorporated herein by reference).

(3)-d

By-Laws of Bausch & Lomb Incorporated, as amended, effective October 26, 1998 (filed as Exhibit (3)-a to the Company's Form 10-Q for the quarter ended September 26, 1998, File No. 1-4105 and incorporated herein by reference).

(4)-a	See Exhibit (3)-a.
(4)-b	See Exhibit (3)-b.
(4)-c	See Exhibit (3)-c.
(4)-d

Form of Indenture, dated as of September 1, 1991, between the Company and Citibank, N.A., as Trustee, with respect to the Company's Medium-Term Notes (filed as Exhibit (4)-a to the Company's Registration Statement on Form S-3, File No. 33-42858 and incorporated herein by reference).

(4)-e

Supplemental Indenture No. 1, dated May 13, 1998, between the Company and Citibank, N.A. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, dated July 24, 1998, File No. 1-4105 and incorporated herein by reference).

(4)-f

Supplemental Indenture No. 2, dated as of July 29, 1998, between the Company and Citibank, N.A. (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, dated July 24, 1998, File No. 1-4105 and incorporated herein by reference).

(4)-g

Supplemental Indenture No. 3, dated November 21, 2002, between the Company and Citibank, N.A. (filed as Exhibit 4.8 to the Company's Current Report on Form 8-K, dated November 18, 2002, File No. 1-4105 and incorporated herein by reference).

(4)-h

Supplemental Indenture No. 4, dated August 1, 2003, between the Company and Citibank, N.A. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated August 6, 2003, File No. 1-4105 and incorporated herein by reference).

(4)-i

Supplemental Indenture No. 5, dated August 4, 2003, between the Company and Citibank, N.A. (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, dated August 6, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-a

Change of Control Employment Agreement with certain executive officers of the Company (filed as Exhibit (10)-a to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4105 and incorporated herein by reference).

(10)-b

Change of Control Employment Agreement with certain executive officers of the Company (filed as Exhibit (10)-b to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, No. 1-4105 and incorporated herein by reference).

(10)-c

Amended and Restated Supplemental Retirement Income Plan II (filed as Exhibit (10)-f to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, File No. 1-4105 and incorporated herein by reference).

(10)-d

Amended and Restated Supplemental Retirement Income Plan III, dated December 31, 2000 filed as Exhibit (10)-d to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, File No. 1-4105 and incorporated herein by reference).

(10)-e

Retirement Benefit Restoration Plan (filed as Exhibit (10)-t to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, File No. 1-4105 and incorporated herein by reference).

(10)-f

Annual Retainer Stock Plan for Non-Employee Directors (filed as Exhibit (10)-dd to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-4105 and incorporated herein by reference).

(10)-g	Management Incentive Compensation Plan (filed as Exhibit (10)-b to the Company's Form 10-Q for the quarter ended June 27, 1998, File No. 1-4105 and incorporated herein by reference).
(10)-h

Master Terms and Conditions for Forward Equity Acquisition Transactions between Citibank, N.A. and Bausch & Lomb Incorporated dated as of November 22, 2000 (filed as Exhibit (10)-dd to the Company's Form 10-K for the year ended December 30, 2000, File No. 1-4105 and incorporated herein by reference).

(10)-i

Separation Agreement dated October 5, 2001 between Bausch & Lomb Incorporated and William M. Carpenter, former Chief Executive Officer (filed as Exhibit (10)-a to the Company's Form 10-Q for the quarter ended September 29, 2001, File No. 1-4105 and incorporated herein by reference).

(10)-j

Employment Agreement dated November 9, 2001 between Bausch & Lomb Incorporated and Ronald L. Zarrella, Chairman and Chief Executive Officer (filed as Exhibit (10)-z to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, File No. 1-4105 and incorporated herein by reference).

(10)-k	Operating Margin Enhancement Plan, dated March 25, 2002 (filed as Exhibit (10)-b to the Company's Form 10-Q for the quarter ended March 30, 2002, File No. 1-4105 and incorporated herein by reference).
(10)-l	Amended and Restated 1990 Stock Incentive Plan (filed as Exhibit (10)-s to the Company's Form 10-K for the year ended December 28, 2002, File No. 1-4105 and incorporated herein by reference).
(10)-m

Amendment No. 6 to the Bausch & Lomb Incorporated 1990 Stock Incentive Plan (filed as Exhibit (10)-t to the Company's Form 10-K for the year ended December 28, 2002, File No. 1-4105 and incorporated herein by reference).

(10)-n	Corporate Officer Separation Plan (filed as Exhibit (10)-v to the Company's Form 10-K for the year ended December 28, 2002, File No. 1-4105 and incorporated herein by reference).
(10)-o

Amended and Restated 2001 Stock Incentive Plan for Non-Officers, as approved by the Committee on Management on January 22, 2001 and amended on July 23, 2001 (filed as Exhibit (10)-w to the Company's Form 10-K for the year ended December 28, 2002, File No. 1-4105 and incorporated herein by reference).

(10)-p

Amendment No. 2 to the Bausch & Lomb Incorporated 2001 Stock Incentive Plan for Non-Officers, effective January 1, 2003 (filed as Exhibit (10)-x to the Company's Form 10-K for the year ended December 28, 2002, File No. 1-4105 and incorporated herein by reference).

(10)-q

Five-Year Credit Agreement, dated as of January 23, 2003 among Bausch & Lomb Incorporated and the initial lenders named therein and Salomon Smith Barney Inc. and Banc of America Securities LLC and Bank of America N.A. and Fleet National Bank and Citibank, N.A. (filed as Exhibit (10)-y to the Company's Form 10-K for the year ended December 28, 2002, File No. 1-4105 and incorporated herein by reference).

(10)-r

2003 Long-Term Incentive Plan as amended and restated on July 15, 2003 (filed as Exhibit (10)-b to the Company's Form 10-Q for the quarter ended June 28, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-s

Amendment No. 1 to the Amended and Restated Supplemental Retirement Income Plan III (filed as Exhibit (10)-b to the Company's Form 10-Q for the quarter ended September 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-t

Stock Unit Award Agreement pursuant to the 2003 Long-Term Incentive Plan (filed as Exhibit (10)-c to the Company's Form 10-Q for the quarter ended September 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-u

Restricted Stock Award Agreement pursuant to the 2003 Long-Term Incentive Plan (filed as Exhibit (10)-d to the Company's Form 10-Q for the quarter ended September 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-v	Bausch & Lomb Incorporated Annual Incentive Compensation Plan, as amended and restated on January 27, 2004 (filed herewith).
(10)-w	Director Deferred Compensation Plan as amended and restated on December 1, 2003 (filed herewith).
(10)-x	Restricted Stock Deferred Compensation Plan, as amended and restated on December 1, 2003 (filed herewith).
(10)-y	Executive Deferred Compensation Plan, as amended and restated on December 1, 2003 (filed herewith).
(10)-z	Stock Option Agreement Pursuant to 2003 Long-Term Incentive Plan (filed herewith).
(12)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(21)	Subsidiaries (filed herewith).
(23)	Consent of Independent Accountants (filed herewith).
(24)	Power of Attorney with respect to the signatures of directors in this Report on Form 10-K (filed herewith).
(31)-a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31)-b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)-a	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).
(32)-b	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).
(99)-a	Information Concerning Forward-Looking Statements (filed herewith).