Form 10-Q
period 2004-03-27
BAUSCH & LOMB INC
filed 2004-05-04
CIK 10427

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File
March 27, 2004	Number: 1-4105
BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)
New York	16-0345235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Bausch & Lomb Place Rochester, NY	14604-2701
(Address of principal executive offices)	(Zip code)

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

The number of shares of Common stock of the registrant outstanding as of March 27, 2004 was 52,957,372, consisting of 52,608,039 shares of Common stock and 349,333 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying unaudited interim consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries have been prepared by the Company in accordance with the accounting policies stated in the Company's 2003 Form 10-K and should be read in conjunction with the Notes to Financial Statements appearing therein, and are based in part on approximations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America have been included in these unaudited interim consolidated financial statements.

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
	(Unaudited) First Quarter Ended
Dollar Amounts in Millions - Except Per Share Data	March 27, 2004	March 29, 2003
Net Sales	$ 510.3	$ 448.0

Costs and Expenses
Cost of products sold	220.4	198.2
Selling, administrative and general	211.8	180.2
Research and development	34.6	29.8
	466.8	408.2
Operating Income	43.5	39.8

Other (Income) Expense
Interest and investment income	(4.0)	(1.7)
Interest expense	11.8	14.5
Foreign currency, net	(1.3)	1.7
	6.5	14.5

Income from Continuing Operations before Income Taxes and Minority Interest	37.0	25.3
Provision for income taxes	12.4	8.6
Minority interest in subsidiaries	1.1	0.2

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	23.5	16.5

Cumulative Effect of Change in Accounting Principle, Net of Taxes	-	(0.9)

Net Income	$ 23.5	$ 15.6

Basic Earnings (Loss) Per Share:
Continuing Operations	$ 0.45	$ 0.31
Cumulative Effect of Change in Accounting Principle	-	(0.02)
	$ 0.45	$ 0.29
Average Shares Outstanding - Basic (000s)	52,748	53,767

Diluted Earnings (Loss) Per Share:
Continuing Operations	$ 0.43	$ 0.31
Cumulative Effect of Change in Accounting Principle	-	(0.02)
	$ 0.43	$ 0.29
Average Shares Outstanding - Diluted (000s)	54,499	53,830

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES BALANCE SHEETS
Dollar Amounts in Millions - Except Per Share Data	(Unaudited) March 27, 2004	December 27, 2003
Assets
Cash and cash equivalents	$ 560.7	$ 562.6
Trade receivables, less allowances of $22.9 and $21.3, respectively	442.1	476.3
Inventories, net	214.9	207.3
Deferred income taxes	65.2	64.5
Other current assets	114.0	110.7
Total Current Assets	1,396.9	1,421.4

Property, Plant and Equipment, Net	548.7	548.1
Goodwill	708.8	709.1
Other Intangibles, Net	214.2	220.5
Other Long-Term Assets	110.6	100.3
Deferred Income Taxes	13.0	7.0
Total Assets	$2,992.2	$3,006.4

Liabilities and Shareholders' Equity
Current portion of long-term debt	$ 196.3	$ 195.0
Accounts payable	88.8	102.7
Accrued compensation	95.2	115.7
Accrued liabilities	357.4	353.0
Federal, state and foreign income taxes payable	99.5	106.9
Deferred income taxes	2.9	3.1
Total Current Liabilities	840.1	876.4

Long-Term Debt, less current portion	648.5	652.0
Deferred Income Taxes	113.8	111.4
Other Long-Term Liabilities	144.4	147.7
Minority Interest	12.5	15.5
Total Liabilities	1,759.3	1,803.0

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,327,922 shares issued (60,296,222 shares in 2003)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 485,729 shares issued ( 580,656 shares in 2003)	-	-
Capital in Excess of Par Value	108.7	103.9
Common and Class B Stock in Treasury, at cost, 7,856,279 shares (8,257,530 shares in 2003)	(409.5)	(416.2)
Retained Earnings	1,413.5	1,396.9
Accumulated Other Comprehensive Income	104.7	102.8
Other Shareholders' Equity	(8.6)	(8.1)
Total Shareholders' Equity	1,232.9	1,203.4
Total Liabilities and Shareholders' Equity	$2,992.2	$3,006.4

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF CASH FLOWS
	(Unaudited) First Quarter Ended
Dollar Amounts in Millions	March 27, 2004	March 29, 2003
Cash Flows from Operating Activities
Net Income	$ 23.5	$ 15.6
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation	23.1	26.7
Amortization	6.2	6.5
Deferred income taxes	(4.6)	3.4
Tax benefits associated with exercise of stock options	3.5	-
Loss on retirement of fixed assets	0.9	0.4
Changes in Assets and Liabilities
Trade receivables	35.5	45.7
Inventories	(5.4)	(4.0)
Other current assets	(3.1)	(14.3)
Other long-term assets	(14.2)	(1.7)
Accounts payable and accrued liabilities	(31.3)	(42.4)
Income taxes payable	(7.2)	(6.9)
Other long-term liabilities	(7.9)	1.1
Net Cash Provided by Operating Activities	19.0	30.1

Cash Flows from Investing Activities
Capital expenditures	(18.9)	(15.3)
Net cash paid for acquisition of businesses and other intangibles	-	(6.2)
Other	(0.5)	(2.0)
Net Cash Used in Investing Activities	(19.4)	(23.5)

Cash Flows from Financing Activities
Repurchase of Common and Class B shares	(18.4)	(30.8)
Exercise of stock options	24.5	-
Net repayments of notes payable	-	(0.5)
Repayment of long-term debt	(0.6)	(4.4)
Payment of dividends	(6.8)	(7.0)
Net Cash Used in Financing Activities	(1.3)	(42.7)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	2.2

Net Change in Cash and Cash Equivalents	(1.9)	(33.9)

Cash and Cash Equivalents - Beginning of Period	562.6	465.1

Cash and Cash Equivalents - End of Period	$560.7	$431.2

Supplemental Cash Flow Disclosures
Cash paid for interest	$ 11.9	$ 16.5
Net cash payments for income taxes	$ 20.6	$ 14.6

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

1.     Comprehensive Income

The following table summarizes components of comprehensive income for the quarters ended March 27, 2004 and March 29, 2003:

First Quarter Ended
		March 27, 2004			March 29, 2003
	Pre-tax Amount	Tax Expense	Net-of-tax Amount	Pre-tax Amount	Tax Benefit (Expense)	Net-of-tax Amount
Foreign currency translation adjustments	$ 1.3	$ -	$ 1.3	$ 6.0	$ -	$ 6.0
Net loss on cash flow hedges	-	-	-	(0.2)	0.1	(0.1)
Reclassification adjustment into net income for net loss realized on cash flow hedges	0.8	(0.3)	0.5	0.6	(0.2)	0.4
Unrealized holding gain on available for sale securities	0.2	(0.1)	0.1	-	-	-

Other comprehensive income	$ 2.3	$ (0.4)	1.9	$ 6.4	$ (0.1)	6.3
Net income			23.5			15.6
Total comprehensive income			$25.4			$21.9

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
     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Charges, if any, related to certain significant events, although related to specific segments, are also excluded from management basis results. The accounting policies used to generate segment results are the same as the Company's overall accounting policies. Inter-segment sales were $156.3 and $101.7 for the quarters ended March 27, 2004 and March 29, 2003, respectively. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the tables below.
     The following table presents net sales and operating income by business segment and presents total Company operating income for the quarters ended March 27, 2004 and March 29, 2003.
	First Quarter Ended
	March 27, 2004		March 29, 2003
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$215.0	$62.7	$199.5	$53.7
Europe	201.1	66.0	169.8	46.7
Asia	94.2	18.9	78.7	13.6
Research, Development & Engineering	-	(41.4)	-	(35.0)
Global Supply Chain	-	(37.0)	-	(25.5)
	510.3	69.2	448.0	53.5
Corporate administration	-	(25.7)	-	(13.7)
	$510.3	$43.5	$448.0	$39.8

     Net sales in markets outside the U.S. totaled $315.9 in the first quarter of 2004 compared with $266.7 for the same 2003 period. Net U.S. sales totaled $194.4 in the first quarter of 2004 compared with $181.3 for the same prior-year period. The Company's operations in Germany and France each generated over 10% of product net sales in the first quarter of 2004 totaling $53.7 and $51.3, respectively. The Company's operations in Germany also generated over 10% of product net sales in the first quarter 2003 totaling $45.5. No other country, or single customer, generated over 10% of total product net sales during the first quarters of 2004 and 2003.

4.     Inventories, Net

	March 27, 2004	December 27, 2003

Raw materials and supplies	$ 51.3	$ 42.6
Work in process	25.2	19.3
Finished products	138.4	145.4
	$214.9	$207.3

5.     Property, Plant and Equipment, Net

     The following table reflects the major classes of property, plant and equipment:

	March 27, 2004	December 27, 2003

Land	$ 18.3	$ 18.3
Buildings	330.9	328.2
Machinery and equipment	988.5	967.1
Leasehold improvements [1]	31.6	30.1
	1,369.3	1,343.7

Less accumulated depreciation	(820.6)	(795.6)
	$ 548.7	$ 548.1

1     Upon initial application of SFAS No. 143, Accounting for Asset Retirement Obligations, the Company recorded an initial liability and an increase to leasehold improvements of $1.8. Cumulative accretion and accumulated depreciation were measured from the commencement date of the leases to the date of adoption. A cumulative charge of initially applying this statement of $0.9, net of tax, was reported in the first quarter of 2003 as a change in accounting principle in the Statements of Income.

6.     Accounting for Goodwill and Intangibles

     The Company completed its annual impairment test of goodwill on each of its reporting units during the fourth quarters of 2003 and 2002. As the carrying value of goodwill for each of the Company's reporting units as of October 25, 2003 and as of October 26, 2002 was less than their respective fair values, goodwill was not considered to be impaired. Fair value was determined using the same methodology employed during the initial application of SFAS No. 142.
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
     The changes in the carrying amount of goodwill for the year ended December 27, 2003 and the quarter ended March 27, 2004, are as follows:
	Americas	Europe	Asia	Global Supply Chain	RD&E	Total
Balance as of December 28, 2002	$1.3	$20.8	$ 7.9	$606.0	$ -	$636.0
Acquisition of additional interest in joint ventures	-	-	3.5	-	-	3.5
Other (primarily currency effect)	0.2	5.2	0.9	63.3	-	69.6
Balance as of December 27, 2003	$1.5	$26.0	$12.3	$669.3	$ -	$709.1
Currency effect	-	0.2	0.2	(0.7)	-	(0.3)
Balance as of March 27, 2004	$1.5	$26.2	$12.5	$668.6	$ -	$708.8

7.     Acquired Intangible Assets

The components of intangible assets as of March 27, 2004 and December 27, 2003 are as follows:

	March 27, 2004		December 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names	$ 95.1	$ 29.8	$ 95.2	$27.7
Technology and patents	84.9	64.1	84.8	62.4
Developed technology	79.8	14.3	80.0	13.3
License agreements	36.8	14.7	36.4	13.7
Intellectual property	25.9	5.4	25.9	4.9
Physician information & customer database	22.7	2.7	22.7	2.5
Customer contracts	0.8	0.8	0.8	0.8
	$346.0	$131.8	$345.8	$125.3

     Amortization expense of intangibles was $6.2 for the quarter ended March 27, 2004 and $6.5 for the same period in 2003. Estimated amortization expense of intangibles presently owned by the Company for each of the next five succeeding fiscal years is as follows:

Fiscal year ending	Amount
December 25, 2004	$24.0
December 31, 2005	23.6
December 30, 2006	21.2
December 29, 2007	20.8
December 27, 2008	17.7

8.     Employee Benefits

The Company's benefit plans, which in the aggregate cover substantially all U.S. employees and employees in certain other countries, consist of defined benefit pension plans, defined contribution plans and a participatory defined benefit postretirement plan. The following table provides the components of net periodic benefit cost for the Company's defined benefit pension plans and postretirement benefit plan for the quarters ended March 27, 2004 and March 29, 2003:
	Pension Benefit Plans		Postretirement Benefit Plan
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Service cost	$3.4	$3.2	$0.4	$0.3
Interest cost	4.6	4.5	1.4	1.5
Expected return on plan assets	(4.9)	(4.0)	(0.7)	(0.7)
Amortization of prior-service cost	0.1	0.6	-	-
Amortization of net loss	1.6	1.8	0.1	0.1
Net periodic benefit cost	4.8	6.1	1.2	1.2
Curtailment loss	-	0.1	-	-
Settlement loss	-	0.1	-	-
Net periodic cost after curtailment	$4.8	$6.3	$1.2	$1.2

     The 2003 curtailment and settlement losses in Pension Benefit Plans related to making lump-sum payments to the participants of one of the Company's non-U.S. plans which is expected to have a final settlement in 2006.

Defined Contribution Plans

The costs associated with the Company's defined contribution plans totaled $3.8 and $3.2 for the quarters ended March 27, 2004 and March 29, 2003, respectively.

9.     Related Party Transaction

In April 2003, the Company advanced $9.3 to Control Delivery Systems (CDS), a partner in the development of implant technology for treating retinal and other back-of-the-eye diseases in which the Company has an equity interest. Such advances have been recoverable through the Company's ability to apply such amounts to future obligations due under an arrangement with CDS to provide research and development activities as to certain technologies; the achievement of certain milestones such as the completion of clinical testing, NDA filings, and FDA approvals; royalty payments; or through cash repayment by CDS. In May 2003, the Company and CDS announced a delay of up to three years in the regulatory filing for the DME indication for its proposed Retisert implant. The primary reason for the delay was the FDA's indication that it would require additional safety data before considering an application for approval for this indication. As a result, the Company reevaluated its role in the on-going development and approval process and decided to conduct and supervise directly the day-to-day development and clinical activities, after a brief transition period.
     The Company now primarily bases the recoverability of the funds advanced on the future milestones and royalties or repayment by CDS, as CDS is no longer performing research and development activity on the Company's behalf. The achievement of the milestones giving rise to the Company's payment obligations and the eventual commercialization of the product are not completely controllable by the Company and are subject to the ordinary risks associated with the development and approval of any FDA controlled product. Therefore, the Company recorded a $4.1 reserve in the second quarter of 2003 to reflect this uncertainty. During the fourth quarter of 2003, the Company renegotiated its arrangement with CDS to formalize the change in the on-going development and approval process described above and as a result received $4.0 from CDS. There were no changes in the Company's relationship or arrangement with CDS during the first quarter of 2004.

10.     Commitments and Contingencies

Lines of Credit The Company guarantees indebtedness of its subsidiaries under lines of credit used for working capital. Availability under such lines of credit totaled approximately $50.8 and $51.3 at March 27, 2004 and December 27, 2003, respectively. There were no outstanding balances at March 27, 2004 and December 27, 2003.

Letters of Credit The Company had outstanding standby letters of credit totaling approximately $20.2 and $20.4 at March 27, 2004 and December 27, 2003, respectively, to ensure payment of possible workers' compensation, product liability and other insurance claims. At March 27, 2004 and December 27, 2003, the Company had recorded liabilities of approximately $13.3 and $11.1, respectively, as it relates to workers' compensation, product liability and property insurance claims.

Guarantees The Company guarantees a real property mortgage loan of a research and development partner. The mortgage is secured by the property with an appraised value of $5.3. The Company's guarantee has a five-year term expiring July 2007. At March 27, 2004 and December 27, 2003, the guarantee totaled approximately $3.7 and $4.0, respectively. This guarantee would require payment from the Company in the event of default by the research partner and failure of the security to fully satisfy the then outstanding debt.
     The Company also guarantees a lease obligation of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amount guaranteed at March 27, 2004 and December 27, 2003 was approximately $10.0. In the event of default, the guarantee would require payment from the Company. Sublease rights as specified under the lease agreement would reduce the Company's exposure.
     The Company believes the likelihood is remote that material payments will be required and, therefore, has not recorded any liabilities under these guarantees.

Tax Indemnifications In connection with divestitures, the Company has agreed to indemnify certain tax obligations arising out of tax audits or administrative or court proceedings relating to tax returns for any periods ending on or prior to the closing date of the respective divestiture. The Company believes that any claim would not have a material impact on the Company's financial position and, therefore, has not recorded any liabilities associated with these claims.

Environmental Indemnifications The Company has certain obligations for environmental remediation and Superfund matters related to current and former company sites. There have been no material changes to estimated future remediation costs as reflected in the Notes to Financial Statements in the Company's 2003 Form 10-K. The Company does not believe that its financial position, results of operations, and cash flows are likely to be materially affected by environmental liabilities.

Other Commitments and Contingencies The Company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business as described in Note 15 - Other Matters.

Product Warranties The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability for the year ended December 27, 2003 and the quarter ended March 27, 2004 were as follows:

Balance at December 28, 2002	$5.9
Accruals for warranties issued	7.5
Changes in accruals related to pre-existing warranties	0.5
Settlements made	(5.8)
Balance at December 27, 2003	$8.1
Accruals for warranties issued	1.3
Changes in accruals related to pre-existing warranties	0.2
Settlements made	(1.2)
Balance at March 27, 2004	$8.4

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. Changes in the Company's deferred service revenue for the year ended December 27, 2003 and the quarter ended March 27, 2004 were as follows:
Balance at December 28, 2002	$ 4.9
Accruals for service contracts	12.5
Changes in accruals related to pre-existing service contracts	1.3
Revenue recognized	(12.2)
Balance at December 27, 2003	$ 6.5
Accruals for service contracts	4.1
Changes in accruals related to pre-existing service contracts	(0.3)
Revenue recognized	(2.7)
Balance at March 27, 2004	$ 7.6

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
     For instruments designated as either fair value or cash flow hedges, net interest expense of $0.2 was recognized for hedge ineffectiveness for the quarter ended March 29, 2003. Hedge ineffectiveness had no impact on net income for the quarter ended March 27, 2004.

Fair Value Hedges In August 2003, the Company issued $210.0 in concurrent offerings of notes and convertible notes. The first was a $50.0 public offering of five-year fixed-rate senior notes with a coupon rate of 5.90%. The Company simultaneously executed an interest rate swap with a notional amount of $50.0 converting the notes to a variable rate. This swap is designated as a fair value hedge and was outstanding at March 27, 2004 and at December 27, 2003. The second offering was a $160.0 placement of variable-rate convertible senior notes due in 2023, containing two embedded derivatives, a bond parity clause and a contingent interest provision. The embedded derivatives had a $0.0 fair value at March 27, 2004 and at December 27, 2003.

Cash Flow Hedges For cash flow hedge transactions, reclassifications from other comprehensive income into income were a $0.5 and $0.4 net loss for the quarters ended March 27, 2004 and March 29, 2003, respectively. As of March 27, 2004 an estimated $3.1 pre-tax net loss was expected to be reclassified into income over the next twelve months.
     In May 2002, the Company entered into a $200.0 notional amount cash flow hedge which was designated as a hedge of ten semi-annual interest payments based on the benchmark interest rate related to changes in the five-year U.S. Treasury rate in connection with the Company's forecasted debt offering of $200.0. During the fourth quarter of 2002, the hedging instrument was extended and re-designated to hedge the benchmark interest rate associated with the ten semi-annual interest payments on the forecasted borrowing. On November 18, 2002, the Company issued $150.0 of fixed-rate debt and the amount associated with the cash flow hedge was recorded to other comprehensive income and is being amortized to interest expense in the period in which interest expense related to the hedged debt is recognized. The remaining $50.0 of the cash flow hedge was re-designated to hedge the benchmark interest rate associated with the ten semi-annual interest payments on future forecasted borrowings and was settled during the first quarter of 2003. Simultaneous with the hedge settlement, the Company entered into a new $50.0 cash flow hedge, which was designated to hedge the benchmark interest rate associated with ten semi-annual interest payments on future forecasted borrowings. This $50.0 cash flow hedge was settled in July 2003 in conjunction with the Company's $50.0 public offering of five-year fixed-rate senior notes. The amount associated with the 2003 settlements was recorded to other comprehensive income and is being amortized to interest expense in the period in which interest expense related to the hedged debt is recognized.
     At March 27, 2004 and at March 29, 2003, the Company had designated foreign currency cash flow hedges with a total notional amount of $46.8 and $367.5, respectively. The decline in the contracts occurred in the third quarter of 2003 primarily due to the Company's decision to permanently invest an intercompany loan in its Europe region. This permanent investment eliminated the ongoing exposure of principal and interest payments to fluctuations in foreign currency exchange rates and therefore the need to hedge such exposure.

Net Investment Hedges For derivatives designated as hedging instruments to hedge foreign currency exposures of net investments in non-U.S. subsidiaries, a net after-tax gain of $0.9 and a net after-tax loss of $1.8 were included in the cumulative translation adjustment in the quarters ended March 27, 2004 and March 29, 2003, respectively. At March 27, 2004 and at December 27, 2003, the Company had designated foreign denominated intercompany loans with notional amounts of $179.4 and $180.8, respectively, as hedges of net investments in non-U.S. subsidiaries.

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

13.     Stock Compensation Plans

The Company has granted stock options to its officers and non-employee directors under several stock-based compensation plans, with employee grants typically vesting ratably over three years and expiring ten years from the date of grant. Vesting is contingent upon a continued employment relationship with the Company. The Company also issues restricted stock awards to officers and other key personnel. These awards have vesting periods up to seven years with vesting criteria based on the attainment of specific performance goals such as average sales and cumulative earnings per share targets and based on continued employment until applicable vesting dates. Director option grants are made pursuant to a formula, and are vested immediately. The Company measures stock-based compensation for option grants under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, given the fixed nature of the equity instruments granted under such plans, no compensation cost has been recognized other than for restricted stock awards. Compensation expense for restricted stock grants is recorded based on applicable vesting criteria, and for those awards with performance goals as such goals are met. The Company's net income and earnings per share would have been reduced to the pro forma amounts shown in the periods below if compensation cost had been determined based on the fair value at the grant dates using the Black-Scholes option-pricing model in accordance with SFAS No. 123, Accounting for Stock-Based Compensation:
	First Quarter Ended
	March 27, 2004	March 29, 2003
Net income, as reported Stock-based compensation cost included in reported net income, net of tax	$23.5 2.2	$15.6 1.0
Stock-based compensation cost determined under the fair value method for all awards, net of tax	(5.5)	(3.5)
Pro forma net income	$20.2	$13.1
Basic earnings per share:
As reported	$0.45	$0.29
Pro forma	0.38	0.24
Diluted earnings per share:
As reported	$0.43	$0.29
Pro forma	0.38	0.24

14.     New Accounting Guidance

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51. This interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, addresses consolidation by companies of variable interest entities which have specific characteristics and also addresses exceptions to the scope of this Interpretation. The consolidation requirements of this Interpretation are effective for the first reporting period ending after March 15, 2004 for all non-special purpose entities created prior to February 1, 2003. For all entities that were created subsequent to January 31, 2003, consolidation requirements of this Interpretation were effective upon creation. The Company determined that it had engaged in research, development and commercialization arrangements with two variable interest entities as described in the Off-Balance Sheet Arrangements section of Management's Discussion and Analysis of Financial Condition and Results of Operations. However, the Company's interests in these entities qualified for the scope exception from the consolidation requirement of this Interpretation and consolidation is therefore not applicable.
     In December 2003, the FASB issued SFAS No. 132 (revised 2003) Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106. SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, 88 and 106. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original FASB Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also requires interim-period disclosures of the total amount of the employer's contributions paid, and expected to be paid, during the fiscal year, if significantly different from amounts previously disclosed, and the amount of net periodic benefit cost recognized. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company has adopted the provisions of this Statement (see Note 8 - Employee Benefits).
     In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1). The FSP permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act"). Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information. The Company's financial statements do not reflect the impact of the Act as the Company has elected to defer the recognition of its effect until the issuance of final accounting rules by the FASB.

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
     The Company and its subsidiaries have been involved in several patent proceedings relating to silicone hydrogel contact lens technology, including its PureVision contact lens product line. Five of these proceedings were commenced by CIBA Vision Corporation (CIBA) and CIBA's parent company, Novartis AG (Novartis), in each case alleging that the PureVision lens product infringes CIBA's and Novartis' intellectual property. The first of these lawsuits was filed on March 8, 1999 in the U.S. District Court for the Northern District of Georgia, followed by other lawsuits commenced in the Federal Court of Melbourne, Australia (filed on February 29, 2000), the U.S. District Court for the District of Delaware (filed on May 3, 2001), the Administrative Court of Duesseldorf, Germany (filed on September 7, 2001) and the High Court in Dublin, Ireland (filed on March 11, 2003). A ruling in the Delaware matter has resulted in the Company discontinuing sale of its PureVision lenses in the U.S. until April 27, 2005. The Georgia matter involves additional CIBA U.S. patents, which expire in 2014. The trial in this matter ended on April 28, 2004. The trial in the Australia matter occurred in 2003 and a decision is expected during the first half of 2004. On September 17, 2003, the European Patent Office ruled that the Novartis patent at issue in the German and Irish suits is invalid. As a result, the parties have agreed to stay action on an earlier patent infringement ruling by the German court and the Company has resumed the sale of PureVision contact lenses in Germany. The parties have also agreed to stay the Irish proceeding as a result of the European Patent Office ruling. Novartis has appealed the European Patent Office decision. Additionally, the Company has requested that the German Patent Office cancel Novartis' German Utility Model Registration. The Company cannot at this time estimate with any certainty the impact on its financial position of the pending lawsuits described above. The Company intends to defend itself vigorously against all claims asserted by CIBA and Novartis.
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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements and the Company's Form 10-K for the year ended December 27, 2003, contains management's discussion and analysis of the Company's results of operations and liquidity, and an updated 2004 outlook. References within this financial review to earnings per share refer to diluted earnings per share.
     The Company reported income from continuing operations before cumulative effect of change in accounting principle of $24 or $0.43 per share and $17 or $0.31 per share for the quarters ended March 27, 2004 and March 29, 2003, respectively. Net income for the quarter ended March 29, 2003 includes a charge of $1 or $0.02 per share as a cumulative change in accounting principle, related to the adoption of SFAS No. 143, in the fiscal year beginning December 29, 2002 as described in Note 5 — Property, Plant and Equipment, Net. A reconciliation of net income and earnings per share to income from continuing operations and earnings per share from continuing operations is presented below:

	First Quarter Ended
	March 27, 2004		March 29, 2003
	Amount	Per Share	Amount	Per Share
Net income	$23.5	$0.43	$15.6	$0.29
Cumulative effective of change in accounting principle, net of taxes, due to adoption of SFAS No. 143	-	-	0.9	0.02

Income from continuing operations before cumulative effect of change in accounting principle	$23.5	$0.43	$16.5	$0.31
Average Shares Outstanding - Diluted (000's)		54,499		53,830

Continuing Operations

Discussion in the Continuing Operations Section of Management's Discussion and Analysis of Financial Condition and Results of Operations includes a non-GAAP constant-currency measure employed by the Company. Management views constant-currency results as a key performance measure of organic growth trends. The Company monitors its constant-currency performance for non-U.S. operations and the Company as a whole. Constant-currency results are calculated by translating actual current-year and prior-year local currency revenues and expenses at the same predetermined exchange rates. The translated results are then used to determine year-over-year percentage increases or decreases, excluding the impact of currency. In addition, constant-currency results are used by management to assess non-U.S. operations' performance against yearly targets for the purpose of calculating a portion of the bonus amounts for certain regional bonus-eligible employees.

Net Sales By Business Segment and Geographic Region

Total Company net sales for the first quarter ended March 27, 2004 were $510. This represents a $62 or a 14% increase compared to the prior year first quarter. On a constant-currency basis net sales increased 6% for the quarter.

Geographic Region For the first quarter ended March 27, 2004, net sales in markets outside the U.S. totaled $316, an increase of $49 or 18% (5% excluding the impact of currency) over the same quarter in 2003. Net sales outside the U.S. represented approximately 62% and 60% of consolidated net sales for the quarters ended March 27, 2004 and March 29, 2003, respectively.
     First quarter 2004 net U.S. sales totaled $194, an increase of $13 or 7% over the same 2003 quarter. Net U.S. sales represented approximately 38% and 40% of consolidated net sales for the quarters ended March 27, 2004 and March 29, 2003, respectively, with U.S. revenues representing approximately 90% and 91% of the Americas segment revenue in the first quarter of 2004 and 2003, respectively.

Business Segment The Company's segments are the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research, Development and Engineering organization and the Global Supply Chain organization. In each geographic segment the Company markets products in five product categories: contact lens, lens care, pharmaceuticals, cataract and vitreoretinal, and refractive. The contact lens category includes traditional, planned replacement disposable, daily disposable, multifocal, continuous wear and toric soft lenses and rigid gas permeable lenses and materials. The lens care category includes multi-purpose solutions, enzyme cleaners and saline solutions. The pharmaceuticals category includes generic and proprietary prescription ophthalmic drugs, ocular vitamins, over-the-counter medications and vision accessories. The cataract and vitreoretinal category includes intraocular lenses (IOLs), phacoemulsification equipment and related disposable products, and viscoelastics and other products used in cataract and vitreoretinal surgery. The refractive category includes lasers, microkeratomes, diagnostic equipment and other products and equipment used in refractive surgery. There are no transfers of products between product categories.
     The following table summarizes net sales by geographic segment:

	March 27, 2004	March 29, 2003

	As Reported	% of Total Net Sales	As Reported	% of Total Net Sales
Net Sales
Americas	$ 215.0	42%	$ 199.5	44%
Europe	201.1	39%	169.8	38%
Asia	94.2	19%	78.7	18%
	$510.3		$448.0

     On a constant-currency basis, the Company experienced growth in the contact lens, pharmaceutical, refractive and lens care product categories with a slight decline in the cataract and vitreoretinal category during the first quarter of 2004. Growth in contact lens net sales is attributed to the continued success of the Company's core contact lens offerings which grew close to 25% as well as mid-single-digit gains within the SofLens 38 line of planned replacement and disposable contact lenses. These increases more than offset declines in the remainder of the contact lens portfolio. Overall growth within the pharmaceutical product category was mainly due to growth in excess of 30% for the Company's lines of nutritional supplements led by PreserVision ocular vitamins. Higher refractive surgery sales reflected higher revenues from equipment placements, Zyoptix system upgrades and per procedure cards. In the lens care category, constant-currency revenue growth was primarily attributable to higher sales of multi-purpose lens care solutions in the Americas, which offset essentially flat overall performance in Europe and Asia. Constant-currency cataract and vitreoretinal surgery revenue increases in Europe were more than offset by declines in the Americas and Asia. Sales gains were noted for the SofPort and Akreos lines of foldable IOLs and for disposable products used in cataract surgery. These increases were more than offset by lower sales of the Company's other lines of IOLs, including PMMA lines that continue to be rationalized, and equipment. The following three sections entitled Americas, Europe and Asia describe net sales results by product category in each geographic region for the quarters ended March 27, 2004 and March 29, 2003.

Americas
The Americas segment's net sales for the first quarter of 2004 were $215 reflecting an 8% increase (7% in constant currency) over 2003. The segment experienced gains in each product category with the exception of a slight decline in the cataract and vitreoretinal product category.
     Contact Lens - In the Americas segment, contact lens net sales increased 10% and 8% in actual dollars and in constant currency during the quarter, respectively, compared to the same 2003 quarter. This growth came primarily from the SofLens Multi-Focal and SofLens66 Toric lines of contact lenses. SofLens Multi-Focal lens sales more than doubled over the first quarter of 2003. The most recent third-party market data indicate that in its first full year on the U.S. market, this lens achieved the number-one position for multifocal prescriptions, with a share of more than 40%. SofLens66 Toric contact lens revenues climbed more than 15% on a constant-currency basis in the quarter, continuing a pattern of consistent sales growth. According to the same independent market research, this lens achieved an all-time high share of the U.S. toric category in the fourth quarter of last year, at about 25%, and remained the number-one prescribed toric contact lens in the U.S.
     Lens Care - For the quarter, lens care net sales in the Americas increased 5% in actual dollars and 3% in constant currency mainly driven by higher sales of multi-purpose solutions. To capitalize on the Company's leading market position, the next-generation of multi-purpose lens care solutions will be introduced later this year in the Americas, followed by Europe and Asia. This product has been specifically designed to respond to consumers' desires for increased comfort and an enhanced contact lens wearing experience.
     Pharmaceuticals - The Americas segment experienced 14% growth in pharmaceutical net sales during the first quarter of 2004 over the same 2003 quarter in actual dollars and 13% growth in constant currency. Ocular vitamins grew nearly 25% in constant currency in the quarter, led by PreserVision. These results reflect in part the fact that private label manufacturers are beginning to withdraw their offerings with AREDS claims that infringe the Company's patent. This has led to continued share increases for the PreserVision brand. Elsewhere in the Americas pharmaceuticals business, gains were registered by Alrex and by the multisource franchise, which benefited from incremental revenues of generic brimonidine and higher sales of non-ophthalmic generic products.
     Cataract and Vitreoretinal - Net sales of cataract and vitreoretinal products declined 5% in actual dollars (6% in constant currency) during the first quarter of 2004 versus the same quarter in 2003. The IOL business increased 2% excluding currency, with silicone IOLs up 15% on the strength of the SofPort line. These gains were more than offset by lower revenues for instruments, disposables and equipment.
     Refractive - The Americas segment posted strong growth in this category as refractive net sales increased 30% in the first quarter of 2004 (28% in constant currency). Particularly strong gains were noted in the U.S. business, where revenues grew close to 40%, reflecting increased equipment placements, Zyoptix system upgrades and per-procedure card fees following the late-2003 approval of the Zyoptix system for customized surgery. Taken together, and considering the Company's success in securing the business of a major corporate laser center late in fiscal 2003, the Company believes these factors indicate that it continues to gain U.S. market share.

Europe
Net sales during the first quarter of 2004 in the Europe segment increased to $201, an 18% increase over the same quarter in 2003. Excluding the impact of currency, net sales increased 2%. The segment experienced gains in contact lens, pharmaceuticals, cataract and vitreoretinal, and refractive net sales on a constant-currency basis. These gains were partially offset by a decline in the lens care product category.
     Contact Lens -Contact lens net sales in the Europe region rose 17% in actual dollars or 1% in constant currency compared to the prior-year first quarter, on the strength of the Company's core products. As in the Americas, growth was mainly due to the Company's SofLens66 Toric and SofLens Multi-Focal contact lenses. SofLens66 Toric lenses command a share of more than 40% of the toric market in the region. SofLens Multi-Focal lenses continue to receive very positive support from doctors and patients in Europe, with a share of close to 40% in less than a year on the market.
     Lens Care - In Europe, lens care product net sales increased 13% in the first quarter of 2004 over the same quarter in 2003, but declined 1% in constant currency, largely reflecting market trends. The Company has maintained its market leadership position in multi-purpose solutions in the region with a share of close to 40%.
     Pharmaceuticals - Pharmaceutical net sales for the Europe segment increased 18% for the quarter in actual dollars but were essentially flat with the prior-year quarter on a constant-currency basis. Sales of nutritional supplements increased significantly during the quarter, reflecting geographic expansion of the Company's lines of ocular vitamins as well as incremental sales from Retinat, a product targeting age-related macular degeneration (AMD) that contains Omega-3 fatty acids. These positive factors were essentially offset by the impact of recent pharmaceuticals pricing legislation in Germany, which has led to a dramatic decline in prescription activity and patient reimbursement levels resulting in downward pressure on sales.
     Cataract and Vitreoretinal - European cataract and vitreoretinal net sales posted increases of 20% and 5% in the quarter in actual dollars and on a constant-currency basis, respectively. Higher sales of phaco disposables and SofPort and Akreos IOLs were somewhat offset by declines for PMMA and other foldable IOLs.
     Refractive - Refractive sales in the Europe region grew 37% in the first quarter of 2004, 22% in constant currency, compared to the same 2003 quarter. Growth was due to higher laser revenues driven by continued demand for the Company's Technolas z100 laser, as well as Zyoptix system upgrades and per-procedure cards and diagnostic equipment. These increases more than offset lower revenues from service and microkeratome blades.

Asia
The Asia segment's first quarter net sales for 2004 were $94, an increase of 20% (10% in constant currency), compared to the prior-year quarter. The segment experienced growth in contact lens, lens care, pharmaceuticals, and refractive net sales on a constant-currency basis. These gains were partially offset by a decline in the cataract and vitreoretinal product category.
     Contact Lens - The Asia segment's contact lens net sales increased 28% (17% in constant currency) during the first quarter. Strong growth was noted in Japan where both Medalist and Medalist Toric contact lenses turned in strong double-digit gains in the quarter. The Company officially launched Medalist One Day lenses in Japan at the end of March 2004 and this product will begin to generate revenues in the second quarter of this fiscal year. Outside of Japan, the Company's Asian contact lens business also performed well this quarter growing approximately 15% in constant currency with much of that due to growth of close to 25% in China.
     Lens Care - In Asia, lens care net sales increased 8% in actual dollars and were essentially flat in constant currency. Higher constant-currency net sales of rigid gas permeable and multi-purpose solutions were essentially offset by declines for other soft contact lens care products.
     Pharmaceuticals - The Company continued to expand and introduce its pharmaceutical products in this region, particularly its vitamin franchise. Net sales of pharmaceuticals in Asia were immaterial to its overall results of operations for the first quarter of 2004 and 2003.
     Cataract and Vitreoretinal - First-quarter revenue from the cataract and vitreoretinal product category in Asia increased 6% compared to the same quarter in 2003, but declined 3% in constant currency, mainly attributable to Japan. Outside of Japan, revenues from IOLs were up approximately 10%, which more than offset declines in the rest of the portfolio, resulting in constant-currency gains of 5% in total for this product category. The Company's Akreos product was introduced into new Asian markets this quarter and further expansion is planned over the remainder of the year.
     Refractive - Refractive net sales in Asia increased 14% and excluding the impact of currency, increased 8%, mainly driven by Zyoptix system upgrades and higher sales of lasers and microkeratomes.

     The following table presents total Company net sales, including percent changes from the comparable prior-year quarter, by product categories for the quarters ended March 27, 2004 and March 29, 2003:

	First Quarter Ended
	March 27, 2004			March 29, 2003
	Net Sales	% Increase Actual Dollars	% Increase (Decrease) Constant Currency	Net Sales	% Increase (Decrease) Actual Dollars	% Increase (Decrease) Constant Currency
Product Category
Contact Lens	$ 157.1	18%	8%	$ 133.4	11%	3%
Lens Care	114.2	7%	2%	106.5	1%	(3%)
Pharmaceuticals	115.7	17%	8%	99.0	16%	6%
Cataract and Vitreoretinal	84.4	7%	(1%)	79.1	9%	2%
Refractive	38.9	29%	22%	30.0	(3%)	(8%)
	$510.3	14%	6%	$448.0	8%	1%

Costs & Expenses and Operating Earnings

The ratio of cost of products sold to sales was 43% and 44% for the first quarter of 2004 and 2003, respectively. The gross margin improvement in 2004 reflected the continued favorable mix shift in the Company's portfolio toward higher-margin products such as core technology contact lenses and pharmaceuticals, in addition to cost savings that continue to be realized through profitability improvement initiatives. These positive factors were partially offset by the impact of foreign currency exchange rates.
     Selling, administrative and general expenses, including corporate administration, increased $32 compared to the first quarter of 2003. The increase in 2004 was mainly driven by the effect of foreign currency exchange rates. Other factors included higher marketing and advertising expenses in the Americas region, reflecting the timing of television campaigns and higher expenses associated with the Company's performance-based compensation plans and other employee benefit program expenses. The increase in performance-based compensation expense included a mark-to-market adjustment for the performance-based compensation plan liability payable in the Company's stock, due to the increase in the Company's share price during the quarter. The ratio of selling, administrative and general expenses to sales was 42% during the first quarter of 2004 compared to 40% for the same period in 2003.
     Research & development (R&D) expenses increased $5 to $35, 16% more than the first quarter of 2003, and represented 7% of sales for the first quarters of both 2004 and 2003. Although there was an increase in R&D expense, the overall percentage of sales remained flat due to the positive impact of currency on the sales line. The Company will continue its commitment to R&D spending in support of its goal of consistently bringing new products to market.
     As a result of the above factors, operating earnings for the first quarter of 2004 increased $4 to $44 representing 9% of net sales for the first quarters of both 2004 and 2003.

Other Income and Expenses

Interest and investment income totaled $4 for the quarter ended March 27, 2004, an increase of $2 compared to the same period in 2003. The 2004 period reflected an increase in mark-to-market gains on assets held by the Company for its nonqualified deferred compensation plan. These gains partially offset higher performance-based compensation expense included in the Company's 2004 first-quarter selling, administrative and general expenses.
     Interest expense of $12 for the quarter ended March 27, 2004 decreased $3 compared to the first quarter of 2003. During the third quarter of 2003, the Company repaid $201 of notes and replaced them with new debt. The 2004 first quarter savings was primarily associated with lower interest on this new debt issuance.
     Foreign currency net income of $1 was recognized during the first quarter ended March 27, 2004, compared to a foreign currency net loss of $2 in the same prior-year period. Higher foreign currency transaction gains contributed to the 2004 results.

Liquidity and Financial Resources

Cash Flows from Operating Activities

Cash provided by operating activities was $19 and $30 through the first quarters of 2004 and 2003, respectively. The decrease in operating cash flow reflected the timing of vendor payments and an increase in cash payments for income taxes. Days sales outstanding (DSO) at the end of the 2004 first quarter was 81 days, the same as at the end of the comparable period in 2003. DSO was representative of the quality of the Company's accounts receivable and continued focus on asset management.

Cash Flows from Investing Activities

Cash used in investing activities of $19 for the first three months of 2004 primarily represented capital expenditures. During the same 2003 period, cash used in investing activities of $24 was largely attributable to capital spending of $15 and the acquisition of additional interests in the Company's Korean commercial and manufacturing joint ventures for $6 (as described in Note 6 - Accounting for Goodwill and Intangibles).

Cash Flows from Financing Activities

Through the first three months of 2004, there was a net cash flow use of $1 from financing activities. The 2004 period outflows consisted of $18 to repurchase 300,000 shares of the Company's Common stock at an average price of $59.46 per share (see Part II - Other Information, Item 2. Changes in Securities), $1 in net repayments of debt and $7 for dividends paid. The recent appreciation in the Company's stock price resulted in cash inflows of $25 from the exercise of stock options. During the first three months of 2003, cash used in financing activities of $43 consisted of a $31 payment in settlement of forward equity contracts as described in Note 12 - Forward Equity Contracts, $5 in repayments of debt and net repayments of notes payable and $7 for dividends paid.

Financial Position

The Company's total debt, consisting of short- and long-term borrowings, was $845 at the end of the first quarter of 2004, down $2 from year-end 2003 and higher than the March 2003 amount by $7. The ratio of total debt to capital was 40.7% at the end of the first quarter of 2004, 41.3% at the end of 2003, and 45.5% at the end of March 2003.
     Cash and cash equivalents totaled $561 and $431 at the end of the first quarters of 2004 and 2003, respectively, and $563 at the end of 2003.

Access to Financial Markets

As of March 27, 2004, the Company's long-term debt was rated BBB- by Standard & Poor's and Ba1 by Moody's Investors Service.
     In November 2002, the Company issued $150 of five-year 6.95% fixed-rate senior notes under a $500 Shelf Registration filed with the Securities and Exchange Commission. In August 2003, the Company issued $210 in concurrent offerings of notes and convertible notes. The first offering was a $50 public offering of five-year fixed-rate senior notes with a coupon rate of 5.90%, also issued under the $500 Shelf Registration, $300 of which remained available for issuance as of December 27, 2003. The Company simultaneously executed an interest rate swap agreement converting the $50 of fixed-rate notes to a variable rate. The initial effective cost of the notes, which included both the impact of the interest rate swap and the settlement of a $50 cash flow hedge designated to hedge the benchmark interest rate in connection with the offering, was 5.75%. The second offering was a $160 placement of variable-rate convertible senior notes due in 2023. The notes accrue interest at six-month LIBOR plus 0.5% with the rate reset on a semi-annual basis in advance. The initial interest rate was 1.64%. The notes will be convertible into shares of the Company's Common stock under certain conditions, such as when the closing sale price of the Company's Common stock is greater than 120% of the initial conversion price of $61.44 for at least 20 trading days in a period of 30 consecutive trading days. The conversion price represented a 50% premium over the closing price of the Company's Common stock on the date the notes were offered. On October 30, 2003, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission in satisfaction of certain registration rights granted to the holders of the $160 convertible notes. The registration became effective on January 8, 2004. In connection with the sale of the convertible notes, the Company repurchased one million shares of its Common stock on August 4, 2003 at an average price per share of $40.96. The Company used the remaining proceeds of the offerings primarily to refinance existing debt obligations.
     In January 2003, the Company entered into a $400 syndicated revolving credit agreement. Under the terms of this agreement, the facility was reduced to $250 effective August 4, 2003 when the Company completed the issuance of $210 of notes and convertible notes. The new facility included covenants similar to covenants contained in the former facility, and require the Company to maintain certain EBITDA to interest and debt ratios. In the event of violation of the covenants, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. There were no covenant violations during the quarter ended March 27, 2004, or year ended December 27, 2003, and the Company does not anticipate such a violation is likely to occur. The interest rate under the agreement is based on the Company's credit rating and, at the Company's option, LIBOR or the base rate of one of the lending banks. There were no outstanding borrowings under the syndicated revolving credit agreements as of March 27, 2004 or December 27, 2003. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements. There were no outstanding borrowings under these non-U.S. credit facilities as of March 27, 2004 or December 27, 2003.
     The Company believes its existing credit facilities, in conjunction with the financing activities mentioned above, provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital

Working capital was $557 and $426 at the end of the first quarter of 2004 and 2003, respectively. At year end 2003, working capital was $545. The current ratio was 1.7 and 1.5 at the end of March 2004 and March 2003, respectively, and 1.6 at year end 2003.

Other Financial Data

Dividends declared on common stock were $0.13 per share in the first quarters of both 2004 and 2003.
     The return on average shareholders' equity was 12.0% and 8.0% for the twelve-month periods ended March 27, 2004 and March 29, 2003, respectively. The higher return on equity for the twelve-month period ended March 27, 2004 primarily reflects higher income from operations.

Off-balance Sheet Arrangements

Prior to 2003, the Company had entered into two arrangements with Variable Interest Entities (VIEs) to engage in research, development and commercialization of certain technologies. VIEs are described in Note 14 - New Accounting Guidance (FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51). The Company has an equity interest of approximately 23%, valued at $0 on its balance sheet, in a VIE that results from a strategic partnering arrangement entered into during 1999 that involves implant technology for treating retinal and other back-of-the-eye diseases. Under the original agreement, the Company remitted payments to the strategic partner for R&D activities and the achievement of certain milestones such as completion of clinical testing, NDA filings and FDA approvals. As described in Note 9 - Related Party Transaction, an anticipated delay of up to three years in U.S. regulatory filings for the Retisert drug delivery product for the diabetic macular edema indication was announced in May 2003. The Company indicated that this delay resulted in a reevaluation of its role in the ongoing development and approval process, and it had decided to conduct and supervise directly the day-to-day development and clinical activities. During the fourth quarter of 2003, the Company renegotiated its arrangement to formalize this change.
     The other arrangement consists of an equity investment of $0.2 as of March 27, 2004 and December 27, 2003 recorded as an other long-term asset, in connection with a licensing agreement signed during 2002 to develop treatments for ocular infections. During the quarter ended June 28, 2003, the Company recorded an other-than-temporary impairment charge of $1.8 based on negative earnings and cash flow trends of the licensor, and inconclusive efforts by the licensor to secure interim financing. The licensing agreement and $4 of preferred stock was cancelled in December 2003 in conjunction with the Company's decision to invest in and internally develop this ocular infection technology, which is in its early stages. As such, the Company is no longer required to remit payments to the licensor originally due upon the achievement of certain milestones.
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

Outlook

Overall, the Company continues to expect mid-single-digit revenue growth in 2004, but is now projecting a sales mix weighted more heavily toward its newer or to-be-launched products, which tend to carry higher margins, as well as a stronger refractive business. On an actual dollar basis at current exchange rates, projected sales growth would be in the low double digits.
     Gross margins should improve by at least 100 basis points from 2003, reflecting leverage from favorable mix shifts and continuing benefits from the Company's profitability improvement programs. Selling, administrative and general expenses should improve slightly as a percent of sales, and R&D actual spending is targeted to be approximately $175 or an increase of about 20% for the year.
     Net financing expense is projected to total between $11 and $12 per quarter for the remainder of 2004, and total approximately $40 for the year, slightly lower than the previous guidance of $45, reflecting the first quarter favorable results which included the foreign exchange gains that are not expected to recur and the marking-to-market of certain investments held in the Company's performance-based compensation plans. The Company continues to expect the effective tax rate to be 33.5% for the year.
     As a result, the Company projects earnings per share in the range of $2.70 to $2.75 for the year, assuming currency rates remain relatively constant with current levels, and assuming a projected full-year average shares outstanding of 55.3 million shares to account for the recent appreciation in the Company's share price. These expectations result in operating margins in excess of 12%.
     Lastly, the Company continues to expect full-year cash flow from operating activities of approximately $200 and capital expenditures of approximately $90.

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words "anticipate", "appears", "foresee", "should", "expect", "estimate", "project", "will", "are likely" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the heading Outlook and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future Company performance, and are thus dependent on a number of factors, which may affect the Company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, general global and local economic, political and sociological conditions including, without limitation, periods of localized disease outbreak such as the SARS epidemic, and changes in such conditions, the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the Company's businesses compete, effects of war or terrorism, changing currency exchange rates, the general political climate existing between and within countries throughout the world, events affecting the ability of the Company to timely deliver its products to customers, including those which affect the Company's carriers' ability to perform delivery services, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the Company's products, legal proceedings initiated by or against the Company, including those related to patents and other intellectual property in the U.S. and throughout the world, the impact of Company performance on its financing costs, changes in government regulation of the Company's products and operations, changes in governmental laws and regulations relating to the import and export of products, government pricing changes and initiatives with respect to healthcare products in the U.S. and throughout the world, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, changes in the Company's credit ratings, or the cost of access to sources of liquidity, the Company's ability to maintain positive relationships with third party financing resources, the financial well-being and commercial success of key customers, development partners, and suppliers, changes in the availability of and other aspects surrounding the supply of raw materials used in the manufacture of the Company's products, changes in tax rates or policies or in rates of inflation, changes in accounting principles and the application of such principles to the Company, the performance by third parties upon whom the Company relies for the provision of goods or services, the ability of the Company to successfully execute marketing strategies, the ability of the Company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies in the U.S. and throughout the world, the ability of the Company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations in the U.S. and throughout the world, difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products, the successful completion and integration of acquisitions by the Company, the successful relocation of certain manufacturing processes, the continued successful implementation of efforts in managing and reducing costs and expenses, the successful introduction and implementation of the Company's enterprise-wide information technology initiatives, including the corresponding impact on internal controls and reporting, the continued successful execution of the Company's profitability improvement plans, the effect of changes within the Company's organization, including the selection and development of the Company's management team and such other factors as are described in greater detail in the Company's filings with the Securities and Exchange Commission, including, without limitation, its 2003 Report on Form 10-K and the Current Report on Form 8-K dated June 14, 2002.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

At March 27, 2004 the Company's floating rate assets exceeded its floating rate liabilities. A sensitivity analysis to measure the potential impact that a change in interest rates would have on the Company's net income indicates that a one percentage point decrease in interest rates, which represents a greater than 10% change, would increase the Company's net financing expense by approximately $4 on an annualized basis.
     A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the Company's net income indicates that, if the U.S. dollar strengthened against all foreign currencies by 10% the Company would realize net losses of approximately $3 on foreign currency forward contracts outstanding at March 27, 2004. Such net losses would be substantially offset by net gains from the revaluation or settlement of the underlying positions hedged.

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

In its Annual Report on Form 10-K for 2003, the Company reported on several pending patent proceedings relating to silicone hydrogel contact lens technology, including its PureVision contact lens product line. Five of the proceedings were filed by CIBA Vision Corporation (CIBA) and CIBA's parent company, Novartis AG (Novartis). The first of these proceedings is a lawsuit in the U.S. District Court for the Northern District of Georgia. This matter involves CIBA U.S. patents which expire in 2014. The trial in this matter ended on April 28, 2004.
     Two of these proceedings, as reported in the Company's Annual Report on Form 10-K for 2003, are lawsuits filed in the Administrative Court of Duesseldorf, Germany and an additional patent infringement suit filed in the High Court in Dublin, Ireland. On September 17, 2003, the European Patent Office ruled that the Novartis patent at issue in the German and Irish suits is invalid. Novartis has appealed the European Patent Office decision.

Item 2.	Changes in Securities
	Period	Total Number of Shares Repurchased as Part of Stock Repurchase Program 1	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Repurchased Under the Program
	January 27, 2004 - February 21, 2004	-	$ -	2,000,000
	February 22, 2004 - March 27, 2004	300,000	$59.46	1,700,000
	Total	300,000	$59.46	1,700,000

1     On January 27, 2004, the Board of Directors authorized a program to repurchase up to two million shares of the Company's outstanding Common stock. No other repurchase programs expired or existed during the first quarter ended March 27, 2004.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Item 601 Exhibits.

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

(b)	Reports on Form 8-K.

On January 29, 2004, the Company filed with the SEC a current report on Form 8-K announcing its issuance of a press release relative to its financial results for the annual period ended December 27, 2003. The press release was furnished under Item 12 of Form 8-K, "Results of Operations and Financial Condition". No financial statements were filed with the Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAUSCH & LOMB INCORPORATED

Date: May 4, 2004	By: /s/ Ronald L. Zarrella
Ronald L. Zarrella Chairman and Chief Executive Officer

Date: May 4, 2004	By: /s/ Stephen C. McCluski
Stephen C. McCluski Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
S-K Item 601 No.	Document
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

(10)-a

Bausch & Lomb Incorporated Annual Incentive Compensation Plan, as amended and restated on January 27, 2004 (filed as Exhibit (10)-v to the Company's Form 10-K, for the fiscal year ended December 27, 2003, File No. 1-4105, and incorporated herein by reference).

(10)-b

Director Deferred Compensation Plan, as amended and restated on December 1, 2003 (filed as Exhibit (10)-w to the Company's Form 10-K, for the fiscal year ended December 27, 2003, File No. 1-4105, and incorporated herein by reference).

(10)-c

Restricted Stock Deferred Compensation Plan, as amended and restated on December 1, 2003 (filed as Exhibit (10)-x to the Company's Form 10-K, for the fiscal year ended December 27, 2003, File No. 1-4105, and incorporated herein by reference).

(10)-d

Executive Deferred Compensation Plan, as amended and restated on December 1, 2003 (filed as Exhibit (10)-y to the Company's Form 10-K, for the fiscal year ended December 27, 2003, File No. 1-4105, and incorporated herein by reference).

(10)-e

Stock Option Agreement Pursuant to the 2003 Long-Term Incentive Plan (filed as Exhibit (10)-z to the Company's Form 10-K, for the fiscal year ended December 27, 2003, File No. 1-4105, and incorporated herein by reference).

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