Form 10-Q
period 2004-06-26
BAUSCH & LOMB INC
filed 2004-08-03
CIK 10427

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File
June 26, 2004	Number: 1-4105

BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)

New York	16-0345235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Bausch & Lomb Place Rochester, NY	14604-2701
(Address of principal executive offices)	(Zip code)

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

The number of shares of Common stock of the registrant outstanding as of June 26, 2004 was 53,188,844, consisting of 52,851,656 shares of Common stock and 337,188 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

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

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
	(Unaudited) Second Quarter Ended		(Unaudited) Six Months Ended
	---------------------------------		--------------------------------
Dollar Amounts in Millions - Except Per Share Data	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
------------------------------------------------------------------	---------------	---------------	-------------	---------------
Net Sales	$566.5	$512.5	$1,076.8	$960.5

Costs and Expenses
Cost of products sold	227.6	213.7	448.0	411.9
Selling, administrative and general	222.0	204.3	433.9	384.5
Research and development	41.7	38.3	76.3	68.1
	---------------	---------------	-------------	---------------
	491.3	456.3	958.2	864.5
	---------------	---------------	-------------	---------------
Operating Income	75.2	56.2	118.6	96.0

Other (Income) Expense
Interest and investment income	(2.1)	(3.7)	(6.2)	(5.4)
Interest expense	11.8	13.6	23.6	28.2
Foreign currency, net	1.9	1.6	0.6	3.3
	---------------	---------------	-------------	---------------
	11.6	11.5	18.0	26.1
	---------------	---------------	-------------	---------------

Income before Income Taxes and Minority Interest	63.6	44.7	100.6	69.9
Provision for income taxes	21.3	15.2	33.7	23.8
Minority interest in subsidiaries	0.9	1.2	2.0	1.3
	---------------	---------------	-------------	---------------

Income before Cumulative Effect of Change in Accounting Principle	41.4	28.3	64.9	44.8

Cumulative Effect of Change in Accounting Principle, Net of Taxes	-	-	-	(0.9)
	---------------	---------------	-------------	---------------

Net Income	$ 41.4	$ 28.3	$ 64.9	$ 43.9
	=========	=========	=======	========

Basic Earnings (Loss) Per Share:
Before Cumulative Effect of Change in Accounting Principle	$ 0.78	$ 0.53	$ 1.23	$ 0.84
Cumulative Effect of Change in Accounting Principle	-	-	-	(0.02)
	---------------	---------------	-------------	---------------
Basic Earnings (Loss) Per Share	$ 0.78	$ 0.53	$ 1.23	$ 0.82
	=========	=========	=======	========
Average Shares Outstanding - Basic (000s)	53,011	53,145	52,880	53,456

Diluted Earnings (Loss) Per Share:
Before Cumulative Effect of Change in Accounting Principle	$ 0.76	$ 0.53	$ 1.19	$ 0.84
Cumulative Effect of Change in Accounting Principle	-	-	-	(0.02)
	---------------	---------------	-------------	---------------
Diluted Earnings (Loss) Per Share	$ 0.76	$ 0.53	$ 1.19	$ 0.82
	=========	=========	=======	========
Average Shares Outstanding - Diluted (000s)	54,431	53,431	54,463	53,616

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES BALANCE SHEETS
Dollar Amounts in Millions - Except Per Share Data	(Unaudited) June 26, 2004	December 27, 2003
-----------------------------------------------------------------------------------------	---------------------	------------------
Assets
Cash and cash equivalents	$ 603.9	$ 562.6
Trade receivables, less allowances of $23.7 and $21.3, respectively	483.3	476.3
Inventories, net	207.5	207.3
Deferred income taxes	64.1	64.5
Other current assets	94.4	110.7
	---------------------	------------------
Total Current Assets	1,453.2	1,421.4

Property, Plant and Equipment, Net	546.9	548.1
Goodwill	699.7	709.1
Other Intangibles, Net	205.6	220.5
Other Long-Term Assets	109.9	100.3
Deferred Income Taxes	2.3	7.0
	---------------------	------------------
Total Assets	$3,017.6	$3,006.4
	============	==========

Liabilities and Shareholders' Equity
Current portion of long-term debt	$ 196.1	$ 195.0
Accounts payable	86.7	102.7
Accrued compensation	113.0	115.7
Accrued liabilities	370.5	353.0
Federal, state and foreign income taxes payable	87.7	106.9
Deferred income taxes	4.8	3.1
	---------------------	------------------
Total Current Liabilities	858.8	876.4

Long-Term Debt, less current portion	644.8	652.0
Deferred Income Taxes	99.4	111.4
Other Long-Term Liabilities	147.6	147.7
Minority Interest	13.1	15.5
	---------------------	------------------
Total Liabilities	1,763.7	1,803.0
	---------------------	------------------

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,327,922 shares issued (60,296,222 shares in 2003)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 473,195 shares issued (580,656 shares in 2003)	-	-
Capital in Excess of Par Value	107.5	103.9
Common and Class B Stock in Treasury, at cost, 7,612,273 shares (8,257,530 shares in 2003)	(402.4)	(416.2)
Retained Earnings	1,447.9	1,396.9
Accumulated Other Comprehensive Income	84.4	102.8
Other Shareholders' Equity	(7.6)	(8.1)
	---------------------	------------------
Total Shareholders' Equity	1,253.9	1,203.4
	---------------------	------------------
Total Liabilities and Shareholders' Equity	$ 3,017.6	$3,006.4
	============	==========

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF CASH FLOWS
	(Unaudited) Six Months Ended
	------------------------------------------------
Dollar Amounts in Millions	June 26, 2004	June 28, 2003
--------------------------------------------------------------------------------------------------	---------------------	------------------
Cash Flows from Operating Activities
Net Income	$ 64.9	$ 43.9
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation	49.9	50.9
Amortization	12.5	13.1
Deferred income taxes	(4.7)	0.2
Tax benefits associated with exercise of stock options	7.3	-
Gain on sale of investments available-for-sale	(0.3)	-
Loss on retirement of fixed assets	4.8	0.9
Changes in Assets and Liabilities
Trade receivables	(11.9)	(5.1)
Inventories	(3.2)	2.0
Other current assets	17.3	(25.3)
Other long-term assets	(18.9)	(8.3)
Accounts payable and accrued liabilities	5.0	(23.1)
Income taxes payable	(18.3)	(10.5)
Other long-term liabilities	(6.9)	0.8
	--------------------	------------------
Net Cash Provided by Operating Activities	97.5	39.5
	--------------------	------------------
Cash Flows from Investing Activities
Capital expenditures	(45.9)	(35.0)
Net cash paid for acquisition of businesses and other intangibles	(0.2)	(6.3)
Cash received from sale of investments available-for-sale	0.6	-
Other	(0.5)	0.1
	--------------------	------------------
Net Cash Used in Investing Activities	(46.0)	(41.2)
	--------------------	------------------
Cash Flows from Financing Activities
Repurchase of Common and Class B shares	(44.9)	(30.8)
Exercise of stock options	52.5	0.6
Net repayments of notes payable	-	(1.4)
Repayment of long-term debt	(1.0)	(4.8)
Payment of dividends	(13.7)	(14.0)
	--------------------	------------------
Net Cash Used in Financing Activities	(7.1)	(50.4)
	--------------------	------------------

Effect of exchange rate changes on cash and cash equivalents	(3.1)	13.0
	--------------------	------------------
Net Change in Cash and Cash Equivalents	41.3	(39.1)

Cash and Cash Equivalents - Beginning of Period	562.6	465.1
	--------------------	------------------
Cash and Cash Equivalents - End of Period	$603.9	$426.0
	============	==========
Supplemental Cash Flow Disclosures
Cash paid for interest	$ 23.6	$ 26.1
Net cash payments for income taxes	$ 43.3	$ 27.8

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

1.     Comprehensive Income

The following tables summarize components of comprehensive income for the quarters and six months ended June 26, 2004 and June 28, 2003:
	Second Quarter Ended

	June 26, 2004			June 28, 2003

	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount	Pre-tax Amount	Tax Benefit (Expense)	Net-of-tax Amount

Foreign currency translation adjustments	$(20.7)	$ -	$(20.7)	$49.9	$ -	$49.9
Net loss on cash flow hedges	-	-	-	(1.8)	0.6	(1.2)
Reclassification adjustment into net income for net loss realized on cash flow hedges	0.8	(0.3)	0.5	0.5	(0.2)	0.3
Reclassification adjustment into net income for net gain realized on available-for-sale securities	(0.2)	0.1	(0.1)	-	-	-

Other comprehensive (loss) income	$(20.1)	$(0.2)	(20.3)	$48.6	$0.4	49.0
	=======	========		======	=======
Net income			41.4			28.3

Total comprehensive income			$21.1			$77.3
			========			=======
	Six Months Ended

	June 26, 2004			June 28, 2003

	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount	Pre-tax Amount	Tax Benefit (Expense)	Net-of-tax Amount

Foreign currency translation adjustments	$(19.4)	$ -	$(19.4)	$55.9	$ -	$55.9
Net loss on cash flow hedges	-	-	-	(2.0)	0.7	(1.3)
Reclassification adjustment into net income for net loss realized on cash flow hedges	1.6	(0.6)	1.0	1.1	(0.4)	0.7
Unrealized holding gain on available-for-sale securities	0.2	(0.1)	0.1	-	-	-
Reclassification adjustment into net income for net gain realized on available-for-sale securities	(0.2)	0.1	(0.1)	-	-	-

Other comprehensive (loss) income	$(17.8)	$(0.6)	(18.4)	$55.0	$0.3	55.3
	=======	========		======	=======
Net income			64.9			43.9

Total comprehensive income			$46.5			$99.2
			========			=======

2.     Earnings Per Share

Basic earnings per share is computed based on the weighted average number of Common and Class B shares outstanding during a period. Diluted earnings per share reflects the assumed conversion of dilutive stock. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options were considered to have been used to repurchase common shares at average market prices for the period, and the resulting net additional common shares are included in the calculation of average common shares outstanding.
     For the quarter and six months ended June 26, 2004, stock options outstanding to purchase 0.6 million shares of Common stock at exercise prices ranging from $63.53 to $72.97 and stock options outstanding to purchase 1.3 million shares of Common stock at exercise prices ranging from $59.76 to $72.97, respectively, were anti-dilutive as the options' exercise prices were greater than the average market price of Common shares during those periods and, therefore, excluded from the calculation of diluted earnings per share. For the quarter and six months ended June 28, 2003, stock options outstanding to purchase 5.7 and 6.0 million shares of Common stock at exercise prices ranging from $36.56 to $72.97 and $34.85 to $72.97, respectively, were anti-dilutive and excluded from the calculation of diluted earnings per share.
     In August 2003, the Company issued $160.0 floating-rate convertible senior notes due in 2023. The notes will be convertible into shares of the Company's Common stock under certain conditions, such as when the closing sale price of the Company's Common stock is greater than 120% of the initial conversion price of $61.44 for at least 20 trading days in a period of 30 consecutive trading days. The effect of approximately 2.6 million Common shares related to the assumed conversion has been excluded from the calculation of diluted earnings per share for the quarter and six months ended June 26, 2004 as none of the conditions that would permit conversion had been satisfied during those periods.
     The following table summarizes the amounts used to calculate basic and diluted earnings per share:
(Dollar Amounts in Millions, Share Data in Thousands)	Second Quarter Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Income Before Cumulative Effect of Change in Accounting Principle	$41.4	$28.3	$64.9	$44.8
Cumulative Effect of Change in Accounting Principle, Net of Taxes	-	-	-	(0.9)
Net Income	$41.4	$28.3	$64.9	$43.9
	=========	=========	=========	========

Weighted Average Basic Shares Outstanding	53,011	53,145	52,880	53,456

Effect of Dilutive Shares	1,420	286	1,583	160
Weighted Average Diluted Shares Outstanding	54,431	53,431	54,463	53,616
	=========	=========	=========	========

Basic Earnings Per Share	$ 0.78	$ 0.53	$ 1.23	$ 0.82
	=========	=========	=========	========

Diluted Earnings Per Share	$ 0.76	$ 0.53	$ 1.19	$ 0.82
	=========	=========	=========	========

3.     Restructuring Charges and Asset Write-offs

Profitability Improvement Program and Transfer of PureVision Contact Lens Manufacturing

In July 2002, the Company announced plans to improve operating profitability through a comprehensive plan which included plant closures and consolidations; manufacturing efficiencies and yield enhancements; procurement process enhancements; the rationalization of certain contact lens and surgical product lines; distribution initiatives; and the development of a global information technology (IT) platform. These plans included the elimination of approximately 465 jobs worldwide associated with those actions. Restructuring charges and asset write-offs of $22.8 before taxes associated with these initiatives were recorded in the third quarter of 2002. The Company also recorded a pre-tax amount of $3.7 during the third quarter of 2002 for severance associated with the elimination of approximately 145 jobs due to the transfer of PureVision extended wear contact lens manufacturing from the U.S. to Waterford, Ireland following a ruling against the Company in a U.S. patent lawsuit. (See Note 16 - Other Matters for discussion of the litigation and final settlement agreement relating to the PureVision contact lens product line.) In addition to job eliminations, the above actions resulted in $3.4 of asset write-offs for machinery and equipment. The disposition and/or decommissioning of these assets occurred in the third quarter of 2002.
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
     The following table summarizes the activity for the Profitability Improvement Program and the transfer of PureVision contact lens manufacturing:
	Severance and Other Related Expenses	Asset Write- offs	Total

Net charge during 2002	$23.1	$ 3.4	$26.5
Asset write-offs during 2002	-	(3.4)	(3.4)
Cash payments during 2002	(6.0)	-	(6.0)

Remaining reserve at December 28, 2002	$17.1	$ -	$17.1
Cash payments during 2003	(10.8)	-	(10.8)
Reversal of reserve not required	(6.3)	-	(6.3)

Remaining reserve at December 27, 2003	$ -	$ -	$ -
	=========	=========	=========

4.     Business Segment Information

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
     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Charges, if any, related to certain significant events, although related to specific segments, are also excluded from management basis results. There were no such charges related to certain significant events during the quarters and six months ended June 26, 2004 and June 28, 2003. The accounting policies used to generate segment results are the same as the Company's overall accounting policies. Inter-segment sales were $164.7 and $321.0 for the quarter and six months ended June 26, 2004, respectively, and $119.9 and $221.7 for the same periods in 2003. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the tables below.
     The following tables present net sales and operating income by business segment and present total company operating income for the quarters and six months ended June 26, 2004 and June 28, 2003.
	Second Quarter Ended
	------------------------------------------------------------------------------------
	June 26, 2004		June 28, 2003
	----------------------------------------		--------------------------------------
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	--------------	------------------	--------------	------------------

Americas	$ 247.5	$ 79.5	$227.3	$ 67.7
Europe	202.0	63.4	185.9	55.8
Asia	117.0	36.0	99.3	27.8
Research, Development & Engineering	-	(47.3)	-	(50.2)
Global Supply Chain	-	(34.5)	-	(28.9)
	--------------	------------------	--------------	------------------
	566.5	97.1	512.5	72.2
Corporate administration	-	(21.9)	-	(16.0)
	--------------	------------------	--------------	------------------
	$ 566.5	$ 75.2	$512.5	$ 56.2
	========	==========	========	==========

	Six Months Ended
	------------------------------------------------------------------------------------
	June 26, 2004		June 28, 2003
	----------------------------------------		--------------------------------------
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	--------------	------------------	--------------	------------------

Americas	$ 462.5	$142.2	$426.8	$121.4
Europe	403.1	129.3	355.7	102.5
Asia	211.2	54.9	178.0	41.4
Research, Development & Engineering	-	(88.7)	-	(85.1)
Global Supply Chain	-	(71.5)	-	(54.4)
	--------------	------------------	--------------	------------------
	1,076.8	166.2	960.5	125.8
Corporate administration	-	(47.6)	-	(29.8)
	--------------	------------------	--------------	------------------
	$1,076.8	$118.6	$960.5	$ 96.0
	========	==========	========	==========

     Net sales in markets outside the U.S. totaled $340.9 and $656.8 in the second quarter and six months ended June 26, 2004, respectively, compared with $306.8 and $573.4 for the same 2003 periods. Net U.S. sales totaled $225.6 and $420.0 in the second quarter and six months ended June 26, 2004, respectively, compared with $205.7 and $387.1 for the same prior-year periods. The Company's operations in Japan generated over 10% of product net sales in the quarter ended June 26, 2004 totaling $60.8. No other country, or single customer, generated over 10% of total product sales during the quarters or during the six months ended June 26, 2004 and June 28, 2003.

5.     Inventories, Net

	June 26, 2004	December 27, 2003
	-----------------------	---------------------
Raw materials and supplies	$ 53.7	$ 42.6
Work in process	21.3	19.3
Finished products	132.5	145.4
	-----------------------	---------------------
	$207.5	$207.3
	=============	============

6.     Property, Plant and Equipment, Net

The following table reflects the major classes of property, plant and equipment:

	June 26, 2004	December 27, 2003
	-----------------------	---------------------
Land	$ 18.0	$ 18.3
Buildings	329.8	328.2
Machinery and equipment	988.1	967.1
Leasehold improvements [1]	31.3	30.1
	-----------------------	---------------------
	1,367.2	1,343.7

Less accumulated depreciation	(820.3)	(795.6)
	-----------------------	---------------------
	$ 546.9	$ 548.1
	=============	============

1     Upon initial application of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, the Company recorded an initial liability and an increase to leasehold improvements of $1.8. Cumulative accretion and accumulated depreciation were measured from the commencement date of the leases to the date of adoption. A cumulative charge of initially applying this statement of $0.9, net of tax, was reported in the first quarter of 2003 as a change in accounting principle in the Statements of Income.

7.     Accounting for Goodwill and Intangibles

The Company completed its annual impairment test of goodwill on each of its reporting units during the fourth quarters of 2003 and 2002. As the carrying value of goodwill for each of the Company's reporting units was less than their respective fair values, goodwill was not considered to be impaired. Fair value was determined using the same methodology employed during the initial application of SFAS No. 142.
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
     The changes in the carrying amount of goodwill for the year ended December 27, 2003 and the six months ended June 26, 2004, are as follows:
	Americas	Europe	Asia	Global Supply Chain	RD&E	Total
	--------------	----------	--------	----------	---------	-----------
Balance as of December 28, 2002	$1.3	$20.8	$ 7.9	$606.0	$ -	$636.0
Acquisition of additional interest in joint ventures	-	-	3.5	-	-	3.5
Other (primarily currency effect)	0.2	5.2	0.9	63.3	-	69.6
	--------------	----------	--------	----------	---------	-----------
Balance as of December 27, 2003	$1.5	$26.0	$12.3	$669.3	-	$709.1
Currency effect	-	(0.2)	-	(9.2)	-	(9.4)
	--------------	----------	--------	----------	---------	-----------
Balance as of June 26, 2004	$1.5	$25.8	$12.3	$660.1	$ -	$699.7
	========	======	=====	======	=====	======

8.     Acquired Intangible Assets

The components of intangible assets as of June 26, 2004 and December 27, 2003 are as follows:

	June 26, 2004		December 27, 2003
	---------------------------------------		---------------------------------------
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	--------------------	------------------	------------------	-------------------
Trade names	$ 94.3	$ 31.7	$ 95.2	$ 27.7
Technology and patents	85.1	65.5	84.8	62.4
Developed technology	78.4	15.0	80.0	13.3
License agreements	36.3	15.7	36.4	13.7
Intellectual property	25.9	5.9	25.9	4.9
Physician information & customer database	22.3	2.9	22.7	2.5
Customer contracts	0.8	0.8	0.8	0.8
	--------------------	------------------	------------------	-------------------
	$343.1	$137.5	$345.8	$125.3
	===========	==========	==========	===========

     Amortization expense of intangibles was $6.2 and $12.5 for the quarter and six months ended June 26, 2004, respectively, and $6.6 and $13.1 for the same periods in 2003. Estimated amortization expense of intangibles presently owned by the Company for each of the next five succeeding fiscal years is as follows:
Fiscal year ending December 25, 2004 December 31, 2005 December 30, 2006 December 29, 2007 December 27, 2008	Amount $24.7 22.9 21.7 19.8 16.9

9.     Employee Benefits

The Company's benefit plans, which in the aggregate cover substantially all U.S. employees and employees in certain other countries, consist of defined benefit pension plans, defined contribution plans and a participatory defined benefit postretirement plan. The following table provides the components of net periodic benefit cost for the Company's defined benefit pension plans and postretirement benefit plan for the quarters and six months ended June 26, 2004 and June 28, 2003:
	Pension Benefit Plans		Postretirement Benefit Plan

	Second Quarter Ended		Second Quarter Ended

	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Service cost	$3.4	$ 3.2	$0.4	$0.3
Interest cost	4.6	4.6	1.4	1.5
Expected return on plan assets	(4.9)	(4.0)	(0.7)	(0.7)
Amortization of prior-service cost	0.1	0.6	-	-
Amortization of net loss	1.6	1.8	0.1	0.1

Net periodic benefit cost	4.8	6.2	1.2	1.2
Curtailment loss	-	0.1	-	-
Settlement loss	-	0.1	-	-

Net periodic cost after curtailment	$4.8	$ 6.4	$1.2	$1.2
	========	========	========	========

	Pension Benefit Plans		Postretirement Benefit Plan

	Six Months Ended		Six Months Ended

	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Service cost	$6.7	$ 6.4	$0.8	$0.7
Interest cost	9.1	9.0	2.8	3.0
Expected return on plan assets	(9.8)	(8.0)	(1.5)	(1.3)
Amortization of transition obligation	0.1	0.1	-	-
Amortization of prior-service cost	0.3	1.2	-	-
Amortization of net loss	3.2	3.6	0.3	0.1

Net periodic benefit cost	9.6	12.3	2.4	2.5
Curtailment loss	-	0.2	-	-
Settlement loss	-	0.2	-	-

Net periodic cost after curtailment	$9.6	$12.7	$2.4	$2.5
	========	========	========	========

     The 2003 curtailment and settlement losses in Pension Benefit Plans related to making lump-sum payments to the participants of one of the Company's non-U.S. plans which is expected to have a final settlement in 2006.

Defined Contribution Plans
The costs associated with the Company's defined contribution plans totaled $3.5 and $7.3 for the quarter and six months ended June 26, 2004, respectively, and $3.2 and $6.4 for the same periods in 2003.

10.     Related Party Transaction

In April 2003, the Company advanced $9.3 to Control Delivery Systems (CDS), a partner in the development of implant technology for treating retinal and other back-of-the-eye diseases in which the Company has an equity interest. Such advances have been recoverable through the Company's ability to apply such amounts to future obligations due under an arrangement with CDS to provide research and development (R&D) activities as to certain technologies; the achievement of certain milestones such as the completion of clinical testing, NDA filings, and FDA approvals; royalty payments; or through cash repayment by CDS. In May 2003, the Company and CDS announced a delay of up to three years in the regulatory filing for the diabetic macular edema indication for its proposed Retisert implant. The primary reason for the delay was the FDA's indication that it would require additional safety data before considering an application for approval for this indication. As a result, the Company reevaluated its role in the on-going development and approval process and decided to conduct and supervise directly the day-to-day development and clinical activities, after a brief transition period.
     The Company now primarily bases the recoverability of the funds advanced on the future milestones and royalties or repayment by CDS, as CDS is no longer performing R&D activity on the Company's behalf. The achievement of the milestones giving rise to the Company's payment obligations and the eventual commercialization of the product are not completely controllable by the Company and are subject to the ordinary risks associated with the development and approval of any FDA controlled product. Therefore, the Company recorded a $4.1 reserve in the second quarter of 2003 to reflect this uncertainty. During the fourth quarter of 2003, the Company renegotiated its arrangement with CDS to formalize the change in the on-going development and approval process described above and as a result received $4.0 from CDS.
     In June 2004, the Company determined that it had incurred an obligation for an additional $3.0 milestone payment under the original agreement. As such, the $3.0 was applied against funds advanced resulting in a charge to R&D expenses. This charge was partially offset by a decrease in selling, administrative and general expenses to adjust the reserve established in the second quarter of 2003. There were no other changes in the Company's relationship or arrangement with CDS in 2004.

11.     Commitments and Contingencies

Lines of Credit The Company guarantees indebtedness of its subsidiaries under lines of credit used for working capital. Availability under such lines of credit totaled approximately $44.2 and $51.3 at June 26, 2004 and December 27, 2003, respectively. There were no outstanding balances at June 26, 2004 and December 27, 2003.

Letters of Credit The Company had outstanding standby letters of credit totaling approximately $20.8 and $20.4 at June 26, 2004 and December 27, 2003, respectively, to ensure payment of possible workers' compensation, product liability and other insurance claims. At June 26, 2004 and December 27, 2003, the Company had recorded liabilities of approximately $12.9 and $11.1, respectively, as it relates to workers' compensation, product liability and property insurance claims.

Guarantees The Company guarantees a real property mortgage loan of a research and development partner. The mortgage is secured by the property with an appraised value of $5.3. The Company's guarantee has a five-year term expiring July 2007. At June 26, 2004 and December 27, 2003, the guarantee totaled approximately $3.6 and $4.0, respectively. This guarantee would require payment from the Company in the event of default by the research partner and failure of the security to fully satisfy the then outstanding debt.
     The Company also guarantees a lease obligation of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amount guaranteed at June 26, 2004 and December 27, 2003 was approximately $10.0. In the event of default, the guarantee would require payment from the Company. Sublease rights as specified under the lease agreement would reduce the Company's exposure.
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

Environmental Indemnifications The Company has certain obligations for environmental remediation and Superfund matters related to current and former company sites. There have been no material changes to estimated future remediation costs. The Company does not believe that its financial position, results of operations, and cash flows are likely to be materially affected by environmental liabilities.

Other Commitments and Contingencies The Company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business as described in Note 16 Other Matters.

Product Warranties The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability for the year ended December 27, 2003 and the six months ended June 26, 2004 were as follows:
Balance at December 28, 2002	$5.9
Accruals for warranties issued	7.5
Changes in accruals related to pre-existing warranties	0.5
Settlements made	(5.8)
----------------
Balance at December 27, 2003	$8.1
Accruals for warranties issued	2.5
Changes in accruals related to pre-existing warranties	0.1
Settlements made	(2.1)
----------------
Balance at June 26, 2004	$8.6
==========

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. Changes in the Company's deferred service revenue for the year ended December 27, 2003 and the six months ended June 26, 2004 were as follows:
Balance at December 28, 2002	$ 4.9
Accruals for service contracts	12.5
Changes in accruals related to pre-existing service contracts	1.3
Revenue recognized	(12.2)
----------------
Balance at December 27, 2003	$ 6.5
Accruals for service contracts	7.0
Changes in accruals related to pre-existing service contracts	(0.3)
Revenue recognized	(5.9)
----------------
Balance at June 26, 2004	$ 7.3
==========

12.     Accounting for Derivatives and Hedging Activities

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company records all derivative instruments on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current income or other comprehensive income, depending on their designation as a hedge of a particular exposure.
     For instruments designated as either fair value or cash flow hedges, net interest expense of $0.2 was recognized for hedge ineffectiveness for the quarter ended March 29, 2003. Hedge ineffectiveness had no impact on income for the quarter ended June 28, 2003. Hedge ineffectiveness had no impact on income for the quarter or six months ended June 26, 2004.

Fair Value Hedges In August 2003, the Company issued $210.0 in concurrent offerings of notes and convertible notes. The first was a $50.0 public offering of five-year fixed-rate senior notes with a coupon rate of 5.90%. The Company simultaneously executed an interest rate swap with a notional amount of $50.0 converting the notes to a variable rate. This swap is designated as a fair value hedge and was outstanding at June 26, 2004 and at December 27, 2003. The second offering was a $160.0 placement of variable-rate convertible senior notes due in 2023, containing two embedded derivatives, a bond parity clause and a contingent interest provision. The embedded derivatives had a $0.0 fair value at June 26, 2004 and at December 27, 2003.

Cash Flow Hedges For cash flow hedge transactions, reclassifications from other comprehensive income into income were a $0.5 and $0.3 net loss for the quarters ended June 26, 2004 and June 28, 2003, respectively. Year-to-date, net losses of $1.0 and $0.7 for the periods ended June 26, 2004 and June 28, 2003, respectively, were reclassified from other comprehensive income into income. As of June 26, 2004 an estimated $3.1 pre-tax net loss was expected to be reclassified into income over the next twelve months.
     In May 2002, the Company entered into a $200.0 notional amount cash flow hedge which was designated as a hedge of ten semi-annual interest payments based on the benchmark interest rate related to changes in the five-year U.S. Treasury rate in connection with the Company's forecasted debt offering of $200.0. During the fourth quarter of 2002, the hedging instrument was extended and re-designated to hedge the benchmark interest rate associated with ten semi-annual interest payments on the forecasted borrowing. On November 18, 2002, the Company issued $150.0 of fixed-rate debt and the proportionate amount associated with the cash flow hedge was recorded to other comprehensive income and is being amortized to interest expense in the period in which interest expense related to the hedged debt is recognized. The remaining $50.0 of the cash flow hedge was re-designated to hedge the benchmark interest rate associated with ten semi-annual interest payments on future forecasted borrowings and was settled during the first quarter of 2003. Simultaneous with the hedge settlement, the Company entered into a new $50.0 cash flow hedge, which was designated to hedge the benchmark interest rate associated with ten semi-annual interest payments on future forecasted borrowings. This $50.0 cash flow hedge was settled in July 2003 in conjunction with the Company's $50.0 public offering of five-year fixed-rate senior notes. The amount associated with the 2003 settlements was recorded to other comprehensive income and is being amortized to interest expense in the period in which interest expense related to the hedged debt is recognized.
     At June 26, 2004 and at June 28, 2003, the Company had designated foreign currency cash flow hedges with a total notional amount of $41.2 and $402.0, respectively. The decline in the contracts occurred in the third quarter of 2003 primarily due to the Company's decision to permanently invest an intercompany loan in its Europe region. This permanent investment eliminated the ongoing exposure of principal and interest payments to fluctuations in foreign currency exchange rates and therefore the need to hedge such exposure.

Net Investment Hedges For derivatives designated as hedging instruments to hedge foreign currency exposures of net investments in non-U.S. subsidiaries, a net after-tax loss of $0.8 and $5.9 were included in the cumulative translation adjustment in the quarters ended June 26, 2004 and June 28, 2003, respectively. Year-to-date, a net after-tax gain of $0.1 and a net after-tax loss of $7.7 were included in the cumulative translation adjustment for the periods ended June 26, 2004 and June 28, 2003, respectively. At June 26, 2004 and at December 27, 2003, the Company had designated foreign denominated intercompany loans with notional amounts of $180.6 and $180.8, respectively, as hedges of net investments in non-U.S. subsidiaries.

13.     Forward Equity Contracts

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

14.     Stock Compensation Plans

The Company has granted stock options to its key employees and non-employee directors under several stock-based compensation plans, with employee options typically vesting ratably over three years and expiring ten years from the date of grant. Vesting is contingent upon a continued employment relationship with the Company. The Company also issues restricted stock awards to officers and other key personnel. These awards have vesting periods up to seven years with vesting criteria based on the attainment of specific performance goals such as average sales and cumulative earnings per share targets and based on continued employment until applicable vesting dates. Director option grants are made pursuant to a formula, and are vested immediately. The Company measures stock-based compensation for option grants under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, given the fixed nature of the equity instruments granted under such plans, no compensation cost has been recognized other than for restricted stock awards. Compensation expense for restricted stock awards is recorded based on applicable vesting criteria, and for those awards with performance goals as such goals are met. The Company's net income and earnings per share would have been reduced to the pro forma amounts shown in the periods below if compensation cost had been determined based on the fair value at the grant dates using the Black-Scholes option-pricing model in accordance with SFAS No. 123, Accounting for Stock-Based Compensation:
	Second Quarter Ended		Six Months Ended
	-----------------------------------		------------------------------------
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	---------------	---------------	---------------	---------------
Net income, as reported	$41.4	$28.3	$64.9	$43.9
Stock-based compensation cost included in reported net income, net of tax	0.9	1.0	3.1	2.0
Stock-based compensation cost determined under the fair value method for all awards, net of tax	(4.1)	(3.9)	(9.6)	(7.5)
	---------------	---------------	---------------	---------------
Pro forma net income	$38.2	$25.4	$58.4	$38.4
	---------------	---------------	---------------	---------------
Basic earnings per share:
As reported	$0.78	$0.53	$1.23	$0.82
Pro forma	0.72	0.48	1.10	0.72
	---------------	---------------	---------------	---------------
Diluted earnings per share:
As reported	$0.76	$0.53	$1.19	$0.82
Pro forma	0.70	0.48	1.08	0.72
	---------------	---------------	---------------	---------------

15.     New Accounting Guidance

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51. This interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, addresses consolidation by companies of variable interest entities which have specific characteristics and also addresses exceptions to the scope of this Interpretation. The consolidation requirements of this Interpretation are effective for the first reporting period ending after March 15, 2004 for all non-special purpose entities created prior to February 1, 2003. For all entities that were created subsequent to January 31, 2003, consolidation requirements of this Interpretation were effective upon creation. The Company determined that it had engaged in research, development and commercialization arrangements with two variable interest entities as described in the Off-Balance Sheet Arrangements section of Management's Discussion and Analysis of Financial Condition and Results of Operations. However, the Company's interests in these entities qualified for the scope exception from the consolidation requirement of this Interpretation and consolidation is therefore not applicable.
     In December 2003, the FASB issued SFAS No. 132 (revised 2003) Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106. SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, 88 and 106. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original FASB Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also requires interim-period disclosures of the total amount of the employer's contributions paid, and expected to be paid, during the fiscal year, if significantly different from amounts previously disclosed, and the amount of net periodic benefit cost recognized. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company has adopted the provisions of this Statement (see Note 9 - Employee Benefits).
     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Regulatory guidance in determining whether a plan is actuarially equivalent has not been issued. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Final Statement of Position (FSP) FAS 106-2). This FSP supersedes FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP FAS 106-2 provides final accounting guidance related to the Act for employers that sponsor retiree health care plans, which provide prescription drug benefits, and also requires certain disclosures. Any expected amount of subsidy under the Act requires companies to record that amount as an actuarial gain and amortize into income over the average working life of the Company's employees. The Company has evaluated the provisions of the Act and believes (absent regulatory guidance) that parts of its postretirement health care plan are actuarially equivalent to Medicare Part D. Parts of the Company's plan provide coverage under HMOs and, due to the complexity of these plans and lack of regulatory guidance, the Company has not made a determination whether these benefits are actuarially equivalent.

16.     Other Matters

A shareholder lawsuit, filed in the U.S. District Court for the Western District of New York on April 13, 2001, is pending against the Company, and its Chief Financial Officer, Stephen C. McCluski, and former Chairman and Chief Executive Officer, William M. Carpenter, and former President, Carl E. Sassano. All direct claims against Mr. McCluski have been dismissed by the Court. Additionally, certain claims against the Company and certain direct claims against Messrs. Carpenter and Sassano have been dismissed. In the plaintiffs' remaining direct and secondary claims it is alleged that the value of the Company's stock was inflated artificially by alleged false and misleading statements about expected financial results. The plaintiffs seek to represent a class of shareholders who purchased company Common stock between January 27, 2000 and August 24, 2000. On October 15, 2001, the April 13, 2001 matter was consolidated with other matters raising similar claims. On August 2, 2004, the parties executed a settlement agreement, which is subject to the Court's approval, to settle this matter for $12.5 million in cash, all of which will be paid by the Company's insurance carrier. The settlement agreement is subject to preliminary review by the Court later this month. The settlement agreement is subject to final review at a fairness hearing, which is likely to be scheduled for later this year.
     From 1999 through the second quarter of 2004, the Company and its subsidiaries had been involved in several patent proceedings against CIBA Vision Corporation (CIBA) and CIBA's parent company, Novartis AG (Novartis), relating to silicone hydrogel contact lens technology, including the Company's PureVision contact lens product line. Five of these proceedings were commenced by CIBA and Novartis, in each case alleging that the PureVision lens product infringed CIBA's and Novartis' intellectual property. The first of these lawsuits was filed on March 8, 1999 in the U.S. District Court for the Northern District of Georgia, followed by other lawsuits commenced in the Federal Court of Melbourne, Australia (filed on February 29, 2000), the U.S. District Court for the District of Delaware (filed on May 3, 2001), the Administrative Court of Duesseldorf, Germany (filed on September 7, 2001) and the High Court in Dublin, Ireland (filed on March 11, 2003). In addition, the Company had filed three related proceedings against CIBA pertaining to CIBA's Night & Day product line. Specifically, on November 6, 2001, the Company filed a patent infringement lawsuit in the U.S. District Court for the Western District of New York under a patent the Company holds for hydrogel materials. The Company had commenced two additional patent infringement lawsuits in the U.S. District Court for the Western District of New York. The first, commenced on July 22, 2003, related to an additional patent the Company holds for hydrogel materials. The second, commenced on November 6, 2003, was under a manufacturing process patent held by the Company.
     On July 1, 2004, the Company, CIBA and Novartis reached a final settlement agreement resolving disputes between them in the various patent infringement lawsuits and associated patent proceedings related to silicone hydrogel contact lens materials. Under the terms of the agreement, the parties have also agreed to discontinue each of the above mentioned legal proceedings. The parties have further agreed to cross-license rights to their silicone hydrogel contact lens technologies. The Company will pay CIBA a royalty on net U.S. sales of its PureVision brand contact lenses until 2014 and on net sales outside the U.S. until 2016. The settlement permits the Company to resume sale and manufacture of its PureVision brand contact lenses in the United States after April 27, 2005. PureVision brand lenses will continue to be available outside the United States under prior legal decisions and other arrangements agreed to by the parties.
     In addition to the matters described above, from time-to-time, the Company is also involved in routine legal proceedings incident to its business.

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
     The Company reported net income of $41 or $0.76 per share for the quarter ended June 26, 2004 compared to $28 or $0.53 per share for the same quarter in 2003. For the six months ended June 26, 2004, the Company reported net income of $65 or $1.19 per share compared to $44 or $0.82 per share for the same six-month period in 2003. Net income for the six months ended June 28, 2003 includes a charge of $1 or $0.02 per share as a cumulative change in accounting principle related to the adoption of SFAS No. 143 on December 29, 2002 as described in Note 6 Property, Plant and Equipment, Net. A reconciliation of net income and earnings per share to income and earnings per share before cumulative effect of change in accounting principle for the six months ended June 26, 2004 and June 28, 2003 is presented below:

	Six Months Ended
	-------------------------------------------------------
	June 26, 2004		June 28, 2003
	-------------------------		------------------------
	Amount	Per Share	Amount	Per Share
	-----------	-------------	----------	-------------
Net income	$64.9	$1.19	$43.9	$0.82
Cumulative effect of change in accounting principle, net of taxes, due to adoption of SFAS No. 143	-	-	0.9	0.02
	-----------	-------------	----------	-------------

Income before cumulative effect of change in accounting principle	$64.9	$1.19	$44.8	$0.84
	-----------	-------------	----------	-------------
Average Shares Outstanding - Diluted (000's)		54,463		53,616
		=======		=======

Discussion in the Financial Review Section of Management's Discussion and Analysis of Financial Condition and Results of Operations includes a non-GAAP constant-currency measure employed by the Company. Management views constant-currency results as a key performance measure of organic growth trends. The Company monitors its constant-currency performance for non-U.S. operations and the Company as a whole. Constant-currency results are calculated by translating actual current-year and prior-year local currency revenues and expenses at the same predetermined exchange rates. The translated results are then used to determine year-over-year percentage increases or decreases, excluding the impact of currency. In addition, constant-currency results are used by management to assess non-U.S. operations' performance against yearly targets for the purpose of calculating a portion of the bonus amounts for certain regional bonus-eligible employees.

Net Sales By Business Segment and Geographic Region

Total company net sales for the second quarter and six months ended June 26, 2004 were $567 and $1,077, respectively. This represents a $54 or an 11% increase compared to the prior-year second quarter and a $116 or a 12% increase for the first six months. On a constant-currency basis, net sales increased 8% for the quarter and 7% year-to-date.

Geographic Region Net sales in markets outside the U.S. totaled $341 in the second quarter of 2004, an increase of $34 or 11% over the same quarter in 2003. Year-to-date, net sales were $657, an increase of $83 or 15% from the prior-year period. Net sales outside the U.S. for the quarter represented approximately 60% of consolidated net sales in 2004 and for the comparable period in 2003. Year-to-date, net sales outside the U.S. represented approximately 61% of consolidated net sales in 2004 and 60% in 2003.
     Net U.S. sales totaled $226 in the second quarter of 2004, an increase of $20 or 10% over the same period in 2003. Year-to-date, net U.S. sales totaled $420, representing an increase of $33 or 9% compared to the prior-year period. Net U.S. sales for the quarter- and year-to-date represented approximately 40% and 39% of consolidated net sales in 2004, respectively, and 40% for the same 2003 periods. For the second quarter and first six months of 2004 and 2003, U.S. revenues represented approximately 91% of the Americas segment revenue.

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
     The following table summarizes net sales by geographic segment:
	Second Quarter Ended				Six Months Ended
	June 26, 2004		June 28, 2003		June 26, 2004		June 28, 2003

	As Reported	% of Total Net Sales	As Reported	% of Total Net Sales	As Reported	% of Total Net Sales	As Reported	% of Total Net Sales
Net Sales
Americas	$247.5	44%	$227.3	44%	$ 462.5	43%	$426.8	44%
Europe	202.0	36%	185.9	36%	403.1	37%	355.7	37%
Asia	117.0	20%	99.3	20%	211.2	20%	178.0	19%

	$566.5		$512.5		$1,076.8		$960.5
	======		======		=======		======

 The Company experienced overall constant-currency growth in each of its product categories during the second quarter and six months ended June 26, 2004. Growth within the contact lens product category was reported in each geographic region for the quarter and year-to-date periods. Sales of soft contact lenses increased 12% in the second quarter compared to the prior year, led by growth in the Company's core technology products. Those products grew in excess of 30% during the quarter as compared to the same period in 2003, benefiting from continued market expansion and share gains. Year-to-date, those products grew more than 25% over the same period in 2003. In July 2004, the Company, CIBA Vision Corporation (CIBA) and CIBA's parent company, Novartis AG (Novartis) reached a final settlement agreement resolving disputes between them in the various patent infringement lawsuits and associated patent proceedings related to silicone hydrogel contact lens materials (see Note 16 - Other Matters for discussion of this litigation and final settlement agreement pertaining to the PureVision contact lens product line). In the lens care category, growth in the Americas and Asia offset modest declines in Europe. On a worldwide basis, sales of multi-purpose solutions grew approximately 10% and 5% during the quarter and year-to-date periods, respectively, on the strength of the Company's ReNu brand. These gains more than offset lower sales of products associated with older-technology contact lens cleaning regimens. Overall increases within the pharmaceutical product category continued to be driven by strong growth in sales of ophthalmic nutritional products including the PreserVision brand of ocular vitamins, which grew close to 40% in constant currency. Constant-currency cataract and vitreoretinal surgery revenues increased in each geographic segment during the quarter and year-to-date periods, reflecting higher sales of disposables, viscoelastics and intraocular lenses. Quarter and year-to-date growth in revenues from products used in refractive surgery primarily reflect higher sales of per-procedure cards, microkeratome blades and Zyoptix system upgrades.

     The following three sections entitled Americas, Europe and Asia describe net sales results by product category in each geographic region for the quarter and six months ended June 26, 2004 compared to the same periods in 2003.

Americas
The Americas segment's net sales for the second quarter of 2004 were $248 reflecting a 9% increase in both actual dollars and constant currency over 2003. Year-to-date, net sales of $463 increased 8% from 2003 in actual dollars and constant currency. The segment experienced gains in each product category during the quarter and year-to-date periods.
     Contact Lens - In the Americas segment, contact lens net sales increased 6% in actual dollars and in constant currency during the quarter compared to the same 2003 quarter. Year-to-date, net sales increased 8% and 7% in actual dollars and in constant currency, respectively. This growth continued to be driven by the Company's core technology products which registered approximately 35% growth in the quarter and year-to-date periods, led by the SofLens Multi-Focal and SofLens66 Toric lines of contact lenses, which are the market leaders in their respective categories. As was the case in the first quarter, SofLens Multi-Focal lens sales more than doubled over the second quarter of 2003, and the lens continued to have excellent market acceptance. The most recent third-party market data indicate the Company's multifocal lens maintained a strong number-one U.S. share position of more than 40% of the multifocal lens market. SofLens66 Toric contact lens revenues climbed more than 15% on a constant-currency basis during the quarter and the first six months of 2004, continuing a pattern of consistent sales growth. The SofLens66 Toric lens remained the number one prescribed toric contact lens in the U.S., and achieved another all-time patient high of more than 25%, according to the most recent data.
     Lens Care - For the quarter, lens care net sales in the Americas increased 7% in actual dollars and 8% in constant currency and increased 6% in actual dollars and in constant currency year-to-date. These increases were mainly driven by higher sales of multi-purpose and rigid gas permeable solutions. Second quarter growth reflected increased retailer promotions tied to the July 4th holiday and increased orders in advance of the Company's annual July plant shutdown as the trade ensured an adequate supply of inventory during that period. As a result, the Company expects to see a moderation in its reported Americas lens care revenue growth in the third quarter of 2004.
     The Company's ReNu line of multi-purpose solutions continued to lead the chemical category in the U.S. lens care market and its position should be strengthened even further as it introduces its next-generation product, ReNu with MoistureLoc, in September 2004. The Company received FDA clearance and European CE Mark approval for this new-patented solution which retains moisture, reduces irritating deposits and provides excellent disinfection. This is the first multi-purpose product with a labeling claim approved by the FDA that it provides sustained comfort and may help improve comfort for patients experiencing contact lens dryness, which is one of the leading causes of discontinued lens wear. The Company plans to introduce this product in the U.S. in the third quarter of 2004 and in Europe and Asia over the remainder of the year.
     Pharmaceuticals - In actual dollars and on a constant-currency basis, the Americas segment experienced 10% growth in pharmaceutical net sales during the second quarter of 2004 and an 11% growth year-to-date over the same 2003 periods. In the Company's prescription pharmaceuticals business, strong sales of Lotemax anti-inflammatory steroid drops reflected improved prescription share and a June price increase. The Company's share of prescriptions increased for both brimonidine, a generic glaucoma product, and Alrex allergy drops, but overall dollar revenues from these products declined. In the case of brimonidine, the revenue comparisons are against the launch period last year which reflected initial stocking orders as well as higher pricing associated with the Company's market exclusivity. For Alrex, the second quarter decline in reported revenues was a function of the timing of the Company's spring price increases. During 2004, those increases were announced in the first quarter, which was a factor in the higher Alrex sales recorded in that period. In 2003, price increases occurred in the second quarter. In July 2004, the Company received a letter from the FDA indicating that its NDA filing for ZyLET is approvable. ZyLET combines the Company's proprietary soft steroid, loteprednol etabonate, with tobramycin, an antibiotic. The Company continues to target approval in the second half of 2004. The Company's over-the-counter general eye care business also posted strong growth in the quarter and year-to-date periods, reflecting strong seasonal allergy sales. These factors led to strong revenue gains for the Moisture Eyes line. Ocular vitamins grew nearly 15% in constant currency in the quarter and almost 20% year-to-date, with PreserVision up more than 25% and 45%, respectively. The Company continued to lead the U.S. ocular vitamins market, with a share of more than 70%. In the third quarter, the Company plans to launch a PreserVision line extension containing lutein as well as a soft gel version which will be easier to swallow than the current tablet formulation and will provide the same amount of active ingredients in a reduced dosage of two pills a day instead of four.
     Cataract and Vitreoretinal - Net sales of cataract and vitreoretinal products grew 8% in actual and constant-currency dollars during the second quarter of 2004 versus the same quarter in 2003. Year-to-date, net sales increased 1% over the same 2003 period (in actual dollars and on a constant-currency basis). For the quarter, increases can be attributed to strong double-digit gains for viscoelastic products and the IOL business increasing in the low teens on the continued strength of the SofPort line which grew close to 30% and offset declines in PMMA lenses, which are the subject of ongoing rationalization efforts. These gains were partially offset by lower revenues for equipment. Year-to-date gains were also attributed to viscoelastic products and the IOL business, increasing near 15% and 10%, respectively. These gains were partially offset by declines in instruments and equipment sales.
     Refractive - The Americas segment posted strong growth in this category as refractive net sales increased 28% in the second quarter of 2004 and 29% in the first six months of 2004 (the same in constant currency). These gains continued to be driven by the Company's U.S. business, where revenues grew close to 40% in the quarter and year-to-date periods, reflecting incremental business generated as a result of the Company's 2003 U.S. approval for its Zyoptix system for customized LASIK surgery as well as higher sales of microkeratome blades. Procedure-card shipments grew slightly over 50% in the quarter, reflecting incremental sales of Zyoptix cards as well as growth of more than 30% for planoscan procedures. The Company remains optimistic about the refractive business and its ability to secure a 20% share of procedures in the U.S. market.

Europe
Net sales during the second quarter of 2004 in the Europe segment increased to $202, a 9% increase over the same quarter in 2003. Excluding the impact of currency, net sales increased 3%. Net sales of $403 for the first six months increased 13% over the same 2003 period and 3% on a constant-currency basis. Excluding the impact of currency, the segment experienced gains in contact lens, pharmaceuticals, cataract and vitreoretinal, and refractive net sales, partially offset by declines in the lens care product category.
     Contact Lens - Contact lens net sales in the Europe region rose 10% in actual dollars or 4% in constant currency compared to the prior-year second quarter, and 13% in actual dollars (2% in constant currency) compared to the first six months of 2003, on the continued strength of the Company's core technology products. Those products posted low-teens revenue growth in both periods, led by the market-leading SofLens66 Toric and SofLens Multi-Focal contact lenses. The Company launched PureVision Toric lenses in several European markets in May and plans to expand distribution of this lens into additional European markets over the remainder of the year, and launch it in Asia and Canada as well.
     Lens Care - In Europe, lens care product net sales increased 1% in the second quarter of 2004 over the same quarter in 2003, but declined 4% in constant currency. Year-to-date net sales increased 7% but declined 2% in constant currency compared to the same period in 2003. Declines in older-technology cleaning regimens (such as saline) more than offset gains for multi-purpose solutions. The strength of the ReNu franchise has allowed the Company to remain the market leader in multi-purpose solutions in the region.
     Pharmaceuticals - Pharmaceuticals net sales for the Europe segment increased 11% for the quarter in actual dollars (5% on a constant-currency basis) compared to the same quarter in 2003. Year-to-date, pharmaceutical net sales increased 14% (3% in constant currency) over the same 2003 period. Ocular nutritional products, including PreserVision and Ocuvite as well as Retinat, the omega-3 product targeting age-related macular degeneration, which was launched in the first quarter, were the main drivers for this performance. This growth was somewhat offset by the continued market disruption in Germany following recent prescription drug legislation. Constant-currency gains were also registered in the Company's lines of dry eye, anti-inflammatory and anti-infective products.
     Cataract and Vitreoretinal - European cataract and vitreoretinal net sales posted increases of 10% and 5% in the quarter in actual dollars and on a constant-currency basis, respectively. Year-to-date net sales increased 15% and 5% in actual dollars and on a constant-currency basis, respectively, over the same 2003 period. These increases reflect higher sales of disposable products used in phacoemulsification surgery. Constant-currency IOL sales in Europe were essentially flat with the same 2003 quarter and down slightly year-to-date, as strong sales gains registered by the Akreos and SofPort lines were essentially offset by declines for older and lower margin PMMA and other foldable IOLs.
     Refractive - Refractive sales in the Europe region grew 2% in the second quarter of 2004 and remained essentially flat in constant currency, compared to the same quarter in 2003. During the quarter, the number of upgrades to the Zyoptix platform exceeded the decline in the number of lasers placed. Therefore, the Company expects a more profitable annuity stream going forward. Year-to-date refractive sales grew 19%, 11% in constant currency compared to the same period in 2003. Higher year-to-date revenues were driven by continued demand for Zyoptix system upgrades, per-procedure cards and diagnostic equipment.

Asia
The Asia segment's second quarter net sales for 2004 were $117, an increase of 18% (13% in constant currency), compared to the prior-year quarter. Year-to-date net sales for Asia of $211 increased 19% over the same 2003 period (11% in constant currency). The segment experienced growth in each product category led by strong growth in the contact lens business.
     Contact Lens - The Asia segment's contact lens net sales increased 20% (14% in constant currency) during the second quarter of 2004 compared to the same quarter in 2003. Net sales for the first six months of 2004 increased 24% (16% in constant currency) over the same 2003 period. Strong growth was noted in Japan and China, the largest markets in this region. In Japan, contact lens revenues were up approximately 25% (approximately 15% in constant currency) for the quarter and six months ended June 26, 2004, on the continuing strength of the Medalist and Medalist Toric franchises and incremental sales from the launch of Medalist One Day. The Company is rolling out the one-day lens in a controlled fashion on a city-by-city basis in Japan, so sales are expected to ramp up gradually over the next several quarters. So far, in every city where this lens has been launched, the Company has exceeded its distribution targets and believes this to be an indication of solid support and acceptance from the trade. Growth in Asian markets outside of Japan was largely led by continued strong growth in China, where the Company has a commanding share of the contact lens market. Sales were also fueled in this year's quarter by national advertising and targeted consumer programs, along with enhanced distribution in several lower-tier cities. In addition, comparisons were somewhat aided by the depressed results in 2003 caused by the SARS outbreak.
     Lens Care - In Asia, lens care net sales in the quarter increased 12% in actual dollars and 7% in constant currency while year-to-date sales were 10% higher in actual dollars (4% in constant currency) over the comparable period in 2003. This growth reflected continued share gains by the original formula ReNu solution in Japan as well as the success of direct-to-consumer advertising campaigns in China and Korea which emphasized the superiority of multi-purpose solutions in general and the ReNu brand in particular. In addition, the Company's 2003 results had been somewhat depressed due to the SARS epidemic.
     Pharmaceuticals - The Company's pharmaceutical business is primarily focused in the Americas and Europe regions. Net sales of pharmaceuticals in Asia were immaterial to its overall results of operations for the second quarter and first six months of 2004 and 2003. The Company continues to expand and introduce its pharmaceutical products in this region, particularly its vitamin franchise.
     Cataract and Vitreoretinal - Second-quarter revenue from the cataract and vitreoretinal product category in Asia increased 10% compared to the same quarter in 2003 (6% in constant currency). Year-to-date sales increased 8% over the same 2003 period (2% in constant currency). Quarter- and year-to-date increases reflect growth in markets outside of Japan, which more than offset declines in that market. In Asia, excluding Japan, sales of IOLs increased close to 40% and 25% in the second quarter and first six months of 2004, respectively, led by the SofPort and Akreos lines.
     Refractive - For the quarter, refractive net sales in Asia increased 24% and, excluding the impact of currency, increased 22%. Year-to-date net sales increased 19% in actual dollars and 15% in constant currency. These increases were mainly driven by higher sales of microkeratome blades and a near doubling of second quarter revenues from Zyoptix cards over the same quarter in 2003. Year-to-date, Zyoptix cards were up more than 40%. Growth in the first six months was also driven by Zyoptix system upgrades.

The following tables present total company net sales, including percent changes from the comparable prior-year quarter, by product categories for the quarters and six months ended June 26, 2004 and June 28, 2003:
	Second Quarter Ended

	June 26, 2004			June 28, 2003

	Net Sales	% Increase Actual Dollars	% Increase Constant Currency	Net Sales	% Increase (Decrease) Actual Dollars	% Increase (Decrease) Constant Currency

Product Category
Contact Lens	$167.1	12%	8%	$148.7	12%	4%
Lens Care	134.9	7%	5%	125.8	8%	3%
Pharmaceuticals	139.4	11%	8%	125.3	24%	14%
Cataract and Vitreoretinal	89.5	9%	6%	82.2	10%	2%
Refractive	35.6	17%	16%	30.5	(9%)	(16%)

	$566.5	11%	8%	$512.5	12%	4%
	=======	======	=========	=======	========	========

	Six Months Ended

	June 26, 2004			June 28, 2003

	Net Sales	% Increase Actual Dollars	% Increase Constant Currency	Net Sales	% Increase (Decrease) Actual Dollars	% Increase (Decrease) Constant Currency

Product Category
Contact Lens	$ 324.2	15%	8%	$282.0	12%	3%
Lens Care	249.1	7%	4%	232.3	4%	0%
Pharmaceuticals	255.0	14%	8%	224.4	20%	10%
Cataract and Vitreoretinal	174.0	8%	3%	161.3	9%	2%
Refractive	74.5	23%	19%	60.5	(6%)	(12%)

	$1,076.8	12%	7%	$960.5	10%	3%
	=======	======	=========	=======	========	========

Costs & Expenses and Operating Earnings

The ratio of cost of products sold to sales was 40.2% and 41.6% for the quarter and six months ended June 26, 2004, respectively, versus 41.7% and 42.9%, for each of the same 2003 periods. The improvement continued to be driven by the favorable mix shift in the Company's portfolio toward higher-margin products such as core technology contact lenses and cost savings realized through profitability improvement initiatives. Currency had a nominal impact on gross margins for the second quarter and a small negative impact for the six-month period.
     Selling, administrative and general expenses, including corporate administration, were 39.2% of sales for the 2004-second quarter, compared to 39.9% for the second quarter of 2003. Year-to-date, selling, administrative and general expenses were 40.3% of sales for the first six months of 2004, compared to 40.0% for the same period in 2003. Spending increased $18 and $49 during the quarter and six months ended June 26, 2004, respectively, when compared to the same periods in 2003. The 2004 periods reflected the impact of foreign currency exchanges rates, higher investments in marketing and advertising, increased spending in support of the global IT project and Sarbanes-Oxley implementation and, during the first quarter of 2004, higher expenses associated with the Company's performance-based compensation plans and other employee benefit program expenses. Comparisons above also reflect a charge to selling, administrative and general expenses resulting from a valuation reserve recorded in the second quarter of 2003 against amounts advanced to Control Delivery Systems (CDS) under a strategic partnership arrangement, which was partially reduced in the second quarter of 2004 (see Note 10 - Related Party Transactions).
     Research and development (R&D) expenses totaled $42 for the second quarter 2004, an increase of $3 and 8.9% over the second quarter of 2003, and represented 7.4% of sales compared to 7.5% of sales for the second quarter of 2003. R&D expenses for the six months ended June 26, 2004 increased $8 to $76, an increase of 12.0% over the same period in 2003 and represented 7.1% of sales for the first six months of both 2004 and 2003. The Company will continue its commitment to research and development spending in support of its goal of consistently bringing new products to market, including in its continued investments to develop additional treatments for sight-threatening diseases.
     As a result of the above factors, operating earnings for the second quarter of 2004 increased $19 to $75, representing 13.3% of net sales for the second quarter of 2004 compared to 11.0% of net sales in the second quarter of 2003. Operating earnings year-to-date increased $23 to $119, representing 11.0% of net sales compared to 10.0% for the same 2003 period.

Other Income and Expenses

Interest and investment income totaled $2 for the quarter ended June 26, 2004, a decrease of $2 compared to the same period in 2003. Year-to-date 2004 interest and investment income of $6 increased $1 from the prior year. Year-over-year variances primarily reflect mark-to-market adjustments on assets held by the Company for its nonqualified deferred compensation plan.
     Interest expense of $12 and $24 for the quarter and six months ended June 26, 2004 decreased $2 and $4, respectively, compared to the comparable periods in 2003. During the third quarter of 2003, the Company repaid $196 of notes and replaced them with new debt. The 2004 savings were primarily associated with lower interest on this new debt issuance.
     Foreign currency net losses of $2 and $1 were recognized during the quarter and six months ended June 26, 2004, respectively, compared to foreign currency net losses of $2 and $3 in the same prior-year periods. The 2004 results include lower costs associated with the Company's ongoing foreign currency hedging program as well as net foreign currency transaction losses.

Liquidity and Financial Resources

Cash Flows from Operating Activities

Cash provided by operating activities was $98 and $40 through the second quarter of 2004 and 2003, respectively. The increase in operating cash flows reflected higher earnings and lower payments under foreign currency contracts, partially offset by an increase in net cash payments for income taxes. Days sales outstanding (DSO) were 80 days at the end of the 2004 second quarter, a decrease from 83 days at the end of the comparable period in 2003 mainly due to the timing of cash collections.

Cash Flows from Investing Activities

Cash used in investing activities of $46 for the first six months of 2004 primarily represented capital expenditures. During the same 2003 period, cash used in investing activities of $41 was mainly attributable to capital spending of $35 and the acquisition of additional interests in the Company's Korean commercial and manufacturing joint ventures for $6 (as described in Note 7 - Accounting for Goodwill and Intangibles).

Cash Flows from Financing Activities

Through the first six months of 2004, there was a net cash flow use of $7 from financing activities. The 2004 period outflows consisted primarily of $43 to repurchase 700,000 shares of the Company's Common stock at an average price of $61.60 per share, $1 in net repayments of debt and $14 for dividends paid. The recent appreciation in the Company's stock price resulted in cash inflows of $53 from the exercise of stock options. During the first half of 2003, cash used in financing activities of $50 consisted primarily of a $31 payment in settlement of forward equity contracts as described in Note 13 - Forward Equity Contracts, $6 in repayments of debt and net repayments of notes payable and $14 for dividends paid.

Financial Position

The Company's total debt, consisting of short- and long-term borrowings, was $841 at the end of the second quarter of 2004, down $6 from year-end 2003 and greater than the June 2003 amount by $6. The ratio of total debt to capital was 40.1% at the end of the second quarter of 2004 and 41.3% at the end of 2003, and 43.7% at June 2003.
     Cash and cash equivalents totaled $604 and $426 at the end of the second quarter of 2004 and 2003, respectively, and $563 at the end of 2003.

Access to Financial Markets

In May 2004, Standard & Poor's affirmed its BBB- corporate credit and senior unsecured debt ratings and raised its outlook on the Company to stable from negative, citing operating efficiency improvements and more stability in the Company's core product lines. As of June 26, 2004, the Company's long-term debt was rated Ba1 with a stable outlook by Moody's Investors Service.
     In August 2003, the Company issued $210 in concurrent offerings of notes and convertible notes. The first offering was a $50 public offering of five-year fixed-rate senior notes with a coupon rate of 5.90% issued under a $500 Shelf Registration filed with the Securities and Exchange Commission, $300 of which remained available for issuance as of December 27, 2003. The Company simultaneously executed an interest rate swap agreement converting the $50 of fixed-rate notes to a variable rate. The effective cost of the notes, which includes both the impact of the interest rate swap and the settlement of a $50 cash flow hedge designated to hedge the benchmark interest rate in connection with the offering is 5.75%. The second offering was a $160 placement of variable-rate convertible senior notes due in 2023. The notes accrue interest at six-month LIBOR plus 0.5% with the rate reset on a semi-annual basis in advance. The initial coupon interest rate was 1.64%; the coupon rate as of June 26, 2004 is 1.71%. The notes will be convertible into shares of the Company's Common stock under certain conditions, such as when the closing sale price of the Company's Common stock is greater than 120% of the initial conversion price of $61.44 for at least 20 trading days in a period of 30 consecutive trading days. The conversion price represented a 50% premium over the closing price of the Company's Common stock on the date the notes were offered. On October 30, 2003, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission in satisfaction of certain registration rights granted to the holders of the $160 convertible notes. The registration became effective on January 8, 2004. In connection with the sale of the convertible notes, the Company repurchased one million shares of its Common stock on August 4, 2003 at an average price per share of $40.96. The Company used the remaining proceeds of the offerings primarily to refinance existing debt obligations.
     In January 2003, the Company entered into a $400 syndicated revolving credit agreement. Under the terms of this agreement, the facility was reduced to $250 effective August 4, 2003 when the Company completed the issuance of $210 of notes and convertible notes. The new facility included covenants similar to covenants contained in the former facility, and require the Company to maintain certain EBITDA to interest and debt ratios. In the event of violation of the covenants, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. There were no covenant violations during the quarter and six months ended June 26, 2004, or year ended December 27, 2003, and the Company does not anticipate that such a violation is likely to occur. The interest rate under the agreement is based on the Company's credit rating and, at the Company's option, LIBOR or the base rate of one of the lending banks. There were no outstanding borrowings under the syndicated revolving credit agreements as of June 26, 2004 or December 27, 2003. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements. There were no outstanding borrowings under these non-U.S. credit facilities as of June 26, 2004 or December 27, 2003.
     The Company believes its existing credit facilities, in conjunction with the financing activities mentioned above, provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital

Working capital was $594 and $435 at the end of the second quarter of 2004 and 2003, respectively. At year-end 2003, working capital was $545. The current ratio was 1.7 and 1.5 at the end of June 2004 and June 2003, respectively, and 1.6 at year-end 2003.

Other Financial Data

Dividends declared on Common stock were $0.13 per share in the first and second quarters of both 2004 and 2003.
     The return on average shareholders' equity was 12.7% and 8.5% for the twelve-month periods ended June 26, 2004 and June 28, 2003, respectively. The higher return on equity for the twelve-month period ended June 26, 2004 primarily reflects higher income from operations.

Off-balance Sheet Arrangements

Prior to 2003, the Company had entered into two arrangements with Variable Interest Entities (VIEs) to engage in research, development and commercialization of certain technologies. VIEs are described in Note 15 - New Accounting Guidance (FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51). The Company has an equity interest of approximately 23%, valued at $0 on its balance sheet, in a VIE that results from a strategic partnering arrangement entered into during 1999 that involves implant technology for treating retinal and other back-of-the-eye diseases. Under the original agreement, the Company remitted payments to the strategic partner for R&D activities and the achievement of certain milestones such as completion of clinical testing, NDA filings and FDA approvals. As described in Note 10 - Related Party Transaction, an anticipated delay of up to three years in U.S. regulatory filings for the Retisert drug delivery product for the diabetic macular edema indication was announced in May 2003. The Company indicated that this delay resulted in a reevaluation of its role in the ongoing development and approval process, and it had decided to conduct and supervise directly the day-to-day development and clinical activities. During the fourth quarter of 2003, the Company renegotiated its arrangement to formalize this change.
     The other arrangement consists of an equity investment of $0.2 as of June 26, 2004 and December 27, 2003 recorded as an other long-term asset, in connection with a licensing agreement signed during 2002 to develop treatments for ocular infections. During the quarter ended June 28, 2003, the Company recorded an other-than-temporary impairment charge of $1.8 based on negative earnings and cash flow trends of the licensor, and inconclusive efforts by the licensor to secure interim financing. The licensing agreement and $4 of preferred stock was cancelled in December 2003 in conjunction with the Company's decision to invest in and internally develop this ocular infection technology, which is in its early stages. As such, the Company is no longer required to remit payments to the licensor originally due upon the achievement of certain milestones.
     As a result of the renegotiation and license cancellation described above, future payments to the VIEs for R&D activities and milestone achievements over the next five years are estimated to be immaterial.
     The Company has obligations under certain guarantees, letters of credit, indemnifications and other contracts that contingently require the Company to make payments to guaranteed parties upon the occurrence of specified events. The Company believes the likelihood is remote that material payments will be required under theses contingencies, and that they do not pose potential risk to the Company's future liquidity, capital resources and results of operations. See Note 11 - Commitments and Contingencies for further descriptions and discussions regarding the Company's obligations.

Outlook

The Company has increased its projected full-year constant-currency revenue growth to between six and seven percent due to contributions from recent product introductions, expected expanded product distribution and new product introductions anticipated for the remainder of 2004. On an actual dollar basis at current exchange rates, projected sales growth would range from 10% to 12%.
     Full-year 2004 gross margins are expected to improve by at least 100 basis points from 2003, reflecting leverage from favorable mix shifts and continuing benefits from the Company's profitability improvement programs. Selling, administrative and general expenses as a percent of sales are anticipated to improve slightly over 2003 despite increased marketing expenses in the second half of the year in support of product launches for ReNu with MoistureLoc, Medalist One Day in Japan and the Company's new Zyoptix XP keratome. The positive margin contribution from the higher sales projections is expected to be somewhat offset by increased R&D spending over the next six months, with full year spending anticipated to be approximately $170. These expectations would yield operating margins between 12% and 13%.
     Net financing expense is expected to total approximately $40 for the year, consistent with previous guidance. The Company continues to expect the effective tax rate to be 33.5% for the year.
     As a result, the Company increased its earnings per share projections to be in the range of $2.80 to $2.85 for the year. Previous guidance had been in the range of $2.70 to $2.75. The increased guidance assumes currency rates remain constant with current levels.
     Lastly, the Company projects full-year cash flow from operating activities to be about $220 and capital expenditures to be approximately $110.

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words "anticipate", "appears", "foresee", "should", "expect", "estimate", "project", "will", "are likely" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the heading Outlook and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors, which may affect the Company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, general global and local economic, political and sociological conditions including, without limitation, periods of localized disease outbreak such as the SARS epidemic, and changes in such conditions, the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the Company's businesses compete, effects of war or terrorism, changing currency exchange rates, the general political climate existing between and within countries throughout the world, events affecting the ability of the Company to timely deliver its products to customers, including those which affect the Company's carriers' ability to perform delivery services, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the Company's products, legal proceedings initiated by or against the Company, including those related to patents and other intellectual property in the U.S. and throughout the world, the impact of company performance on its financing costs, changes in government regulation of the Company's products and operations, changes in governmental laws and regulations relating to the import and export of products, government pricing changes and initiatives with respect to healthcare products in the U.S. and throughout the world, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, changes in the Company's credit ratings, or the cost of access to sources of liquidity, the Company's ability to maintain positive relationships with third party financing resources, the financial well-being and commercial success of key customers, development partners, and suppliers, changes in the availability of, costs of and other aspects surrounding the supply of raw materials used in the manufacture of the Company's products, changes in tax rates or policies or in rates of inflation, changes in accounting principles and the application of such principles to the Company, the performance by third parties upon whom the Company relies for the provision of goods or services, the ability of the Company to successfully execute marketing strategies, the ability of the Company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies in the U.S. and throughout the world, the ability of the Company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations in the U.S. and throughout the world, difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products, the successful completion and integration of acquisitions by the Company, the successful relocation of certain manufacturing processes, the continued successful implementation of efforts in managing and reducing costs and expenses, the Company's success in introducing and implementing its enterprise-wide information technology initiatives, including the corresponding impact on internal controls and reporting, the Company's success in the process of management testing and auditor attestation of internal controls (as required under the Sarbanes-Oxley Act of 2002), the continued successful execution of the Company's profitability improvement plans, the effect of changes within the Company's organization, including the selection and development of the Company's management team and such other factors as are described in greater detail in the Company's filings with the Securities and Exchange Commission, including, without limitation, its 2003 Report on Form 10-K, Form 10-Q for the quarter ended March 27, 2004 and the Current Report on Form 8-K dated June 14, 2002.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

At June 26, 2004, the Company's floating rate assets exceeded its floating rate liabilities. A sensitivity analysis to measure the potential impact that a change in interest rates would have on the Company's net income indicates that a one percentage point decrease in interest rates, which represents a greater than 10% change, would increase the Company's net financing expense by approximately $4 on an annualized basis.
     A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the Company's net income indicates that, if the U.S. dollar strengthened against all foreign currencies by 10% the Company would realize net losses of approximately $10 on forward foreign exchange contracts outstanding at June 26, 2004. Such net losses would be substantially offset by net gains from the revaluation or settlement of the underlying positions hedged.

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

Changes in Internal Controls - There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, the Company is in the process of implementing a global enterprise reporting system, and in that process, expects that there will be future material changes in internal controls as a result of this implementation.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

In its Quarterly Report on Form 10-Q for the quarter ended March 27, 2004, the Company reported on a shareholder lawsuit, filed in the U.S. District Court for the Western District of New York on April 13, 2001, pending against the Company, and its Chief Financial Officer, Stephen C. McCluski, and former Chairman and Chief Executive Officer, William M. Carpenter, and former President, Carl E. Sassano. All direct claims against Mr. McCluski have been dismissed by the Court. Additionally, certain claims against the Company and certain direct claims against Messrs. Carpenter and Sassano have been dismissed. In the plaintiffs' remaining direct and secondary claims it is alleged that the value of the Company's stock was inflated artificially by alleged false and misleading statements about expected financial results. The plaintiffs seek to represent a class of shareholders who purchased company Common stock between January 27, 2000 and August 24, 2000. On October 15, 2001, the April 13, 2001 matter was consolidated with other matters raising similar claims. On August 2, 2004, the parties executed a settlement agreement, which is subject to the Court's approval, to settle this matter for $12.5 million in cash, all of which will be paid by the Company's insurance carrier. The settlement agreement is subject to preliminary review by the Court later this month. The settlement agreement is subject to final review at a fairness hearing, which is likely to be scheduled for later this year.

 In its Quarterly Report on Form 10-Q for the quarter ended March 27, 2004, the Company also reported on several pending patent proceedings relating to silicone hydrogel contact lens technology, including its PureVision contact lens product line. On July 1, 2004, the Company, CIBA Vision Corporation (CIBA) and CIBA's parent company, Novartis AG reached a final settlement agreement that resolves disputes between them in various patent infringement lawsuits and associated patent proceedings and discontinues those legal and patent proceedings. The parties have further agreed to cross-license rights to their silicone hydrogel contact lens technologies. The Company will pay CIBA a royalty on net U.S. sales of its PureVision brand contact lenses until 2014 and on net sales outside the U.S. until 2016. The settlement permits the Company to resume sale and manufacture of its PureVision brand contact lenses in the United States after April 27, 2005. PureVision brand lenses will continue to be available outside the United States under prior court decisions and other arrangements agreed to by the parties.

Item 2.	Changes in Securities
	Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program [2]	Maximum Number of Shares that May Yet Be Purchased Under the Program [2]
	March 28, 2004 - April 24, 2004	1,146	$59.93	-	1,700,000
	April 25, 2004 - May 22, 2004	404,951	$63.21	400,000	1,300,000
	May 23, 2004 - June 26, 2004	5,831	$62.82	-	1,300,000
	Total	411,928	$63.19	400,000	1,300,000

1     Shares purchased during the quarter include purchases pursuant to a publicly announced repurchase program (see footnote 2 below), stock compensation plans and deferred compensation plans.
2     On January 27, 2004, the Board of Directors authorized a program to repurchase up to two million shares of the Company's outstanding Common stock. During the second quarter ended June 26, 2004, 400,000 shares were repurchased at an average price of $63.19. There is no expiration date for this program. No other repurchase programs expired or existed during the second quarter ended June 26, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders
	The 2004 annual meeting of shareholders was held on April 27, 2004. The following matters were voted upon and received the votes set forth below:
	1.	The individuals named below were elected to three-year terms as directors.
	VOTES CAST
	DIRECTOR	FOR		WITHHELD
	Alan M. Bennett	47,363,465		1,000,346
	Domenico DeSole	42,599,369		5,764,442
	Kenneth L. Wolfe	45,962,547		2,401,264
	Ronald L. Zarrella	46,115,338		2,248,473
	Directors continuing in office are Jonathan S. Linen, John R. Purcell, William H. Waltrip, Ruth R. McMullin, Linda Johnson Rice and Barry W. Wilson.
	2.	The election of PricewaterhouseCoopers, LLP as independent accountants for 2004 was ratified, with 45,816,458 shares voting for, 2,276,718 shares voting against, and 270,635 shares abstaining.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Item 601 Exhibits.

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

(b)	Reports on Form 8-K.

On April 21, 2004, the Company furnished the SEC with a current report on Form 8-K, announcing its issuance of a press release relative to its financial results for the first quarter ended March 27, 2004. The press release was furnished under Item 12 of Form 8-K, "Results of Operations and Financial Condition". No financial statements were filed with the Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAUSCH & LOMB INCORPORATED

Date: August 3, 2004	By: /s/ Ronald L. Zarrella
Ronald L. Zarrella Chairman and Chief Executive Officer

Date: August 3, 2004	By: /s/ Stephen C. McCluski
Stephen C. McCluski Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
S-K Item 601 No.	Document
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

(4)-g

Supplemental Indenture No. 3, dated November 21, 2002, between the Company and Citibank, N.A. (filed as Exhibit 4.7 to the Company's current report on Form 8-K, dated November 18, 2002, File No. 1-4105, and incorporated herein by reference).

(4)-h

Supplemental Indenture No. 4, dated August 1, 2003, between the Company and Citibank, N.A. (filed as Exhibit 4.1 to the Company's current report on Form 8-K, filed August 6, 2003, File No. 1-4105, and incorporated herein by reference).

(4)-i

Fifth Supplemental Indenture, dated August 4, 2003, between the Company and Citibank, N.A. (filed as Exhibit 4.2 to the Company's current report on Form 8-K, filed August 6, 2003, File No. 1-4105, and incorporated herein by reference).

(10)-a

Bausch & Lomb Incorporated Annual Incentive Compensation Plan, as amended on January 27, 2004 (filed as Exhibit (10)-v to the Company's Form 10-K, for the fiscal year ended December 27, 2003, File No. 1-4105, and incorporated herein by reference).

(10)-b

Director Deferred Compensation Plan, as amended on December 1, 2003 (filed as Exhibit (10)-w to the Company's Form 10-K, for the fiscal year ended December 27, 2003, File No. 1-4105, and incorporated herein by reference).

(10)-c

Restricted Stock Deferred Compensation Plan, as amended on December 1, 2003 (filed as Exhibit (10)-x to the Company's Form 10-K, for the fiscal year ended December 27, 2003, File No. 1-4105, and incorporated herein by reference).

(10)-d

Executive Deferred Compensation Plan, as amended on December 1, 2003 (filed as Exhibit (10)-y to the Company's Form 10-K, for the fiscal year ended December 27, 2003, File No. 1-4105, and incorporated herein by reference).

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