Form 10-Q
period 2004-09-25
BAUSCH & LOMB INC
filed 2004-11-01
CIK 10427

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended	Commission File
September 25, 2004	Number: 1-4105

BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)

New York	16-0345235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Bausch & Lomb Place Rochester, NY	14604-2701
(Address of principal executive offices)	(Zip code)

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

The number of shares of Common stock of the registrant outstanding as of September 25, 2004 was 53,470,214, consisting of 53,150,574 shares of Common stock and 319,640 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

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

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
	(Unaudited) Third Quarter Ended		(Unaudited) Nine Months Ended
	---------------------------------		--------------------------------
Dollar Amounts in Millions - Except Per Share Data	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
------------------------------------------------------------------	---------------	---------------	-------------	---------------
Net Sales	$548.9	$508.8	$1,625.7	$1,469.4

Costs and Expenses
Cost of products sold	231.4	209.5	679.4	621.5
Selling, administrative and general	203.3	199.7	637.1	584.2
Research and development	37.4	38.3	113.7	106.4
	---------------	---------------	-------------	---------------
	472.1	447.5	1,430.2	1,312.1
	---------------	---------------	-------------	---------------
Operating Income	76.8	61.3	195.5	157.3

Other (Income) Expense
Interest and investment income	(2.3)	(5.2)	(8.5)	(10.6)
Interest expense	12.5	13.8	36.1	41.9
Foreign currency, net	(0.4)	1.8	0.2	5.1
	---------------	---------------	-------------	---------------
	9.8	10.4	27.8	36.4
	---------------	---------------	-------------	---------------

Income before Income Taxes and Minority Interest	67.0	50.9	167.7	120.9
Provision for income taxes	22.4	17.3	56.2	41.1
Minority interest in subsidiaries	1.3	1.3	3.4	2.7
	---------------	---------------	-------------	---------------

Income before Cumulative Effect of Change in Accounting Principle	43.3	32.3	108.1	77.1

Cumulative Effect of Change in Accounting Principle, Net of Taxes	-	-	-	(0.9)
	---------------	---------------	-------------	---------------

Net Income	$ 43.3	$ 32.3	$ 108.1	$ 76.2
	=========	=========	=======	========

Basic Earnings (Loss) Per Share:
Before Cumulative Effect of Change in Accounting Principle	$ 0.81	$ 0.61	$ 2.04	$ 1.45
Cumulative Effect of Change in Accounting Principle	-	-	-	(0.02)
	---------------	---------------	-------------	---------------
Basic Earnings Per Share	$ 0.81	$ 0.61	$ 2.04	$ 1.43
	=========	=========	=======	========
Average Shares Outstanding - Basic (000s)	53,104	52,728	52,955	53,213

Diluted Earnings (Loss) Per Share:
Before Cumulative Effect of Change in Accounting Principle	$ 0.79	$ 0.60	$ 2.00	$ 1.44
Cumulative Effect of Change in Accounting Principle	-	-	-	(0.02)
	---------------	---------------	-------------	---------------
Diluted Earnings Per Share	$ 0.79	$ 0.60	$ 2.00	$ 1.42
	=========	=========	=======	========
Average Shares Outstanding - Diluted (000s)	54,460	53,379	54,167	53,486

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES BALANCE SHEETS
Dollar Amounts in Millions - Except Per Share Data	(Unaudited) September 25, 2004	December 27, 2003
-----------------------------------------------------------------------------------------	---------------------	------------------
Assets
Cash and cash equivalents	$ 662.9	$ 562.6
Trade receivables, less allowances of $24.1 and $21.3, respectively	484.0	476.3
Inventories, net	204.2	207.3
Deferred income taxes	64.2	64.5
Other current assets	86.3	110.7
	---------------------	------------------
Total Current Assets	1,501.6	1,421.4

Property, Plant and Equipment, Net	549.9	548.1
Goodwill	702.7	709.1
Other Intangibles, Net	200.5	220.5
Other Long-Term Assets	111.1	100.3
Deferred Income Taxes	3.3	7.0
	---------------------	------------------
Total Assets	$3,069.1	$3,006.4
	============	==========

Liabilities and Shareholders' Equity
Current portion of long-term debt	$ 296.9	$ 195.0
Accounts payable	76.3	102.7
Accrued compensation	128.0	115.7
Accrued liabilities	375.2	353.0
Federal, state and foreign income taxes payable	93.2	106.9
Deferred income taxes	4.1	3.1
	---------------------	------------------
Total Current Liabilities	973.7	876.4

Long-Term Debt, less current portion	543.7	652.0
Deferred Income Taxes	97.5	111.4
Other Long-Term Liabilities	131.2	147.7
Minority Interest	14.3	15.5
	---------------------	------------------
Total Liabilities	1,760.4	1,803.0
	---------------------	------------------

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,337,522 shares issued (60,296,222 shares in 2003)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 457,811 shares issued (580,656 shares in 2003)	-	-
Capital in Excess of Par Value	101.4	103.9
Common and Class B Stock in Treasury, at cost, 7,325,119 shares (8,257,530 shares in 2003)	(384.3)	(416.2)
Retained Earnings	1,484.4	1,396.9
Accumulated Other Comprehensive Income	90.1	102.8
Other Shareholders' Equity	(7.0)	(8.1)
	---------------------	------------------
Total Shareholders' Equity	1,308.7	1,203.4
	---------------------	------------------
Total Liabilities and Shareholders' Equity	$3,069.1	$3,006.4
	============	==========

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF CASH FLOWS
	(Unaudited) Nine Months Ended
	------------------------------------------------
Dollar Amounts in Millions	September 25, 2004	September 27, 2003
--------------------------------------------------------------------------------------------------	---------------------	------------------
Cash Flows from Operating Activities
Net Income	$108.1	$ 76.2
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation	74.4	75.9
Amortization	18.7	19.4
Deferred income taxes	(8.7)	4.9
Tax benefits associated with exercise of stock options	10.5	-
Gain on sale of investments available-for-sale	(0.3)	-
Loss on retirement of fixed assets	7.5	1.7
Changes in Assets and Liabilities
Trade receivables	(10.4)	(6.9)
Inventories	3.1	(0.7)
Other current assets	23.9	-
Other long-term assets	(24.0)	(12.6)
Accounts payable and accrued liabilities	13.7	(32.6)
Income taxes payable	(13.0)	(0.7)
Other long-term liabilities	(20.1)	4.1
	--------------------	------------------
Net Cash Provided by Operating Activities	183.4	128.7
	--------------------	------------------
Cash Flows from Investing Activities
Capital expenditures	(73.5)	(57.6)
Net cash paid for acquisition of businesses and other intangibles	(0.7)	(6.4)
Cash received from sale of investments available-for-sale	0.6	-
Other	(0.8)	(0.4)
	--------------------	------------------
Net Cash Used in Investing Activities	(74.4)	(64.4)
	--------------------	------------------
Cash Flows from Financing Activities
Repurchase of Common and Class B shares	(57.3)	(72.0)
Exercise of stock options	73.1	4.3
Net repayments of notes payable	-	(1.4)
Repayment of long-term debt	(1.2)	(200.6)
Proceeds from issuance of debt	-	210.1
Payment of dividends	(20.7)	(20.7)
	--------------------	------------------
Net Cash Used in Financing Activities	(6.1)	(80.3)
	--------------------	------------------

Effect of exchange rate changes on cash and cash equivalents	(2.6)	9.1
	--------------------	------------------
Net Change in Cash and Cash Equivalents	100.3	(6.9)

Cash and Cash Equivalents - Beginning of Period	562.6	465.1
	--------------------	------------------
Cash and Cash Equivalents - End of Period	$662.9	$458.2
	============	==========
Supplemental Cash Flow Disclosures
Cash paid for interest	$ 36.0	$ 45.2
Net cash payments for income taxes	$ 61.8	$ 37.7

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

1.     Comprehensive Income

The following tables summarize components of comprehensive income for the quarters and nine months ended September 25, 2004 and September 27, 2003:
	Third Quarter Ended

	September 25, 2004			September 27, 2003

	Pre-tax Amount	Tax Expense	Net-of-tax Amount	Pre-tax Amount	Tax Expense	Net-of-tax Amount

Foreign currency translation adjustments	$5.2	$ -	$5.2	$(15.2)	$ -	$(15.2)
Net gain on cash flow hedges	-	-	-	1.7	(0.6)	1.1
Reclassification adjustment into net income for net loss realized on cash flow hedges	0.8	(0.3)	0.5	0.6	(0.2)	0.4

Other comprehensive income (loss)	$6.0	$(0.3)	5.7	$(12.9)	$(0.8)	(13.7)
	=======	========		======	=======
Net income			43.3			32.3

Total comprehensive income			$49.0			$ 18.6
			========			=======
	Nine Months Ended

	September 25, 2004			September 27, 2003

	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount	Pre-tax Amount	Tax Benefit (Expense)	Net-of-tax Amount

Foreign currency translation adjustments	$(14.2)	$ -	$(14.2)	$40.7	$ -	$ 40.7
Net loss on cash flow hedges	-	-	-	(0.3)	0.1	(0.2)
Reclassification adjustment into net income for net loss realized on cash flow hedges	2.3	(0.8)	1.5	1.6	(0.5)	1.1
Unrealized holding gain on available-for-sale securities	0.2	(0.1)	0.1	-	-	-
Reclassification adjustment into net income for net gain realized on available-for-sale securities	(0.2)	0.1	(0.1)	-	-	-

Other comprehensive (loss) income	$(11.9)	$(0.8)	(12.7)	$42.0	$(0.4)	41.6
	=======	========		======	=======
Net income			108.1			76.2

Total comprehensive income			$ 95.4			$117.8
			========			=======

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
     For the quarter ended September 25, 2004, stock options outstanding to purchase 0.6 million shares of Common stock at an exercise price of $72.97 were anti-dilutive as the options' exercise price was greater than the average market price of Common shares during that period and, therefore, excluded from the calculation of diluted earnings per share. For the nine months ended September 25, 2004, stock options outstanding to purchase 1.3 million shares of Common stock at exercise prices ranging from $61.31 to $72.97 were anti-dilutive. For the quarter and nine months ended September 27, 2003, stock options outstanding to purchase 3.7 and 5.5 million shares of Common stock at exercise prices ranging from $41.48 to $72.97 and $36.56 to $72.97, respectively, were anti-dilutive and excluded from the calculation of diluted earnings per share.
     In August 2003, the Company issued $160.0 variable-rate convertible senior notes due in 2023. The notes are convertible into shares of the Company's Common stock under certain conditions, such as when the closing sale price of the Company's Common stock is greater than 120% of the initial conversion price of $61.44 for at least 20 trading days in a period of 30 consecutive trading days. The effect of approximately 2.6 million Common shares related to the assumed conversion has been excluded from the calculation of diluted earnings per share for the quarter and nine months ended September 25, 2004 as none of the conditions that would permit conversion had been satisfied during those periods. In September 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, addressing when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). According to the final consensus, these securities should be treated as convertible securities and included in dilutive EPS calculations (if dilutive) regardless of whether the market price trigger has been met. The provisions of Issue 04-8 will be effective for the Company's fiscal year ending December 25, 2004 and applied retroactively. The Company estimates the impact of Issue 04-8 to be a reduction to its full-year 2004 diluted earnings per share between $0.08 and $0.10. (See Note 15 — New Accounting Guidance.)
     The following table summarizes the amounts used to calculate basic and diluted earnings per share:
(Dollar Amounts in Millions, Share Data in Thousands)	Third Quarter Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Income Before Cumulative Effect of Change in Accounting Principle	$43.3	$32.3	$108.1	$77.1
Cumulative Effect of Change in Accounting Principle, Net of Taxes	-	-	-	(0.9)
Net Income	$43.3	$32.3	$108.1	$76.2
	=========	=========	=========	========

Weighted Average Basic Shares Outstanding	53,104	52,728	52,955	53,213

Effect of Dilutive Shares	1,356	651	1,212	273
Weighted Average Diluted Shares Outstanding	54,460	53,379	54,167	53,486
	=========	=========	=========	========

Basic Earnings Per Share	$ 0.81	$ 0.61	$ 2.04	$ 1.43
	=========	=========	=========	========

Diluted Earnings Per Share	$ 0.79	$ 0.60	$ 2.00	$ 1.42
	=========	=========	=========	========

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
     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Charges, if any, related to certain significant events, although related to specific segments, are also excluded from management basis results. There were no such charges related to certain significant events during the quarters and nine months ended September 25, 2004 and September 27, 2003. The accounting policies used to generate segment results are the same as the Company's overall accounting policies. Inter-segment sales were $161.6 and $482.6 for the quarter and nine months ended September 25, 2004, respectively, and $125.4 and $347.1 for the same periods in 2003. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the tables below.
     The following tables present net sales and operating income by business segment and present total company operating income for the quarters and nine months ended September 25, 2004 and September 27, 2003.
	Third Quarter Ended
	------------------------------------------------------------------------------------
	September 25, 2004		September 27, 2003
	----------------------------------------		--------------------------------------
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	--------------	------------------	--------------	------------------

Americas	$240.2	$ 84.5	$234.7	$ 78.5
Europe	191.9	56.9	171.2	46.3
Asia	116.8	32.0	102.9	29.3
Research, Development & Engineering	-	(43.2)	-	(44.2)
Global Supply Chain	-	(37.7)	-	(28.8)
	--------------	------------------	--------------	------------------
	548.9	92.5	508.8	81.1
Corporate administration	-	(15.7)	-	(19.8)
	--------------	------------------	--------------	------------------
	$548.9	$ 76.8	$508.8	$ 61.3
	========	==========	========	==========

	Nine Months Ended
	------------------------------------------------------------------------------------
	September 25, 2004		September 27, 2003
	----------------------------------------		--------------------------------------
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	--------------	------------------	--------------	------------------

Americas	$ 702.7	$226.7	$ 661.6	$199.8
Europe	594.9	186.3	526.9	148.8
Asia	328.1	86.9	280.9	70.7
Research, Development & Engineering	-	(131.9)	-	(129.3)
Global Supply Chain	-	(109.2)	-	(83.1)
	--------------	------------------	--------------	------------------
	1,625.7	258.8	1,469.4	206.9
Corporate administration	-	(63.3)	-	(49.6)
	--------------	------------------	--------------	------------------
	$1,625.7	$195.5	$1,469.4	$157.3
	========	==========	========	==========

     Net sales in markets outside the U.S. totaled $331.9 and $988.7 in the third quarter and nine months ended September 25, 2004, respectively, compared with $296.5 and $869.9 for the same 2003 periods. Net U.S. sales totaled $216.9 and $637.0 in the third quarter and nine months ended September 25, 2004, respectively, compared with $212.3 and $599.5 for the same prior-year periods. The Company's operations in Japan generated over 10% of total product net sales in the third quarters of 2004 and 2003 totaling $57.7 and $51.0, respectively. No other country, or single customer, generated over 10% of total product net sales during the quarters or during the nine months ended September 25, 2004 and September 27, 2003.

5.     Inventories, Net

	September 25, 2004	December 27, 2003
	-----------------------	---------------------
Raw materials and supplies	$ 54.7	$ 42.6
Work in process	18.9	19.3
Finished products	130.6	145.4
	-----------------------	---------------------
	$204.2	$207.3
	============	============

6.     Property, Plant and Equipment, Net

The following table reflects the major classes of property, plant and equipment:

	September 25, 2004	December 27, 2003
	-----------------------	---------------------
Land	$ 18.1	$ 18.3
Buildings	334.7	328.2
Machinery and equipment	979.7	967.1
Leasehold improvements [1]	28.5	30.1
	-----------------------	---------------------
	1,361.0	1,343.7

Less accumulated depreciation	(811.1)	(795.6)
	-----------------------	---------------------
	$ 549.9	$ 548.1
	============	============

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

7.     Accounting for Goodwill and Intangibles

The Company completed its annual impairment test of goodwill on each of its reporting units during the fourth quarter of 2003. As the carrying value of goodwill for each of the Company's reporting units was less than their respective fair values, goodwill was not considered to be impaired. Fair value was determined using the same methodology employed during the initial application of SFAS No. 142.
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
     The changes in the carrying amount of goodwill for the year ended December 27, 2003 and the nine months ended September 25, 2004, are as follows:
	Americas	Europe	Asia	Global Supply Chain	RD&E	Total
	--------------	----------	--------	----------	---------	-----------
Balance as of December 28, 2002	$1.3	$20.8	$ 7.9	$606.0	$ -	$636.0
Acquisition of additional interest in joint ventures	-	-	3.5	-	-	3.5
Other (primarily currency effect)	0.2	5.2	0.9	63.3	-	69.6
	--------------	----------	--------	----------	---------	-----------
Balance as of December 27, 2003	$1.5	$26.0	$12.3	$669.3	-	$709.1
Currency effect	-	-	-	(6.4)	-	(6.4)
	--------------	----------	--------	----------	---------	-----------
Balance as of September 25, 2004	$1.5	$26.0	$12.3	$662.9	$ -	$702.7
	========	======	=====	======	=====	======

8.     Acquired Intangible Assets

The components of intangible assets as of September 25, 2004 and December 27, 2003 are as follows:

	September 25, 2004		December 27, 2003
	---------------------------------------		---------------------------------------
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	--------------------	------------------	------------------	-------------------
Trade names	$ 94.6	$ 33.9	$ 95.2	$ 27.7
Technology and patents	85.5	66.9	84.8	62.4
Developed technology	78.9	16.1	80.0	13.3
License agreements	36.2	16.5	36.4	13.7
Intellectual property	25.9	6.5	25.9	4.9
Physician information & customer database	22.4	3.1	22.7	2.5
Customer contracts	0.8	0.8	0.8	0.8
	--------------------	------------------	------------------	-------------------
	$344.3	$143.8	$345.8	$125.3
	===========	==========	==========	===========

     Amortization expense of intangibles was $6.2 and $18.7 for the quarter and nine months ended September 25, 2004, respectively, and $6.3 and $19.4 for the same periods in 2003. Estimated amortization expense of intangibles presently owned by the Company for each of the next five succeeding fiscal years is as follows:

Fiscal year ending December 25, 2004 December 31, 2005 December 30, 2006 December 29, 2007 December 27, 2008	Amount $24.7 22.9 21.7 19.8 16.9

9.     Employee Benefits

The Company's benefit plans, which in the aggregate cover substantially all U.S. employees and employees in certain other countries, consist of defined benefit pension plans, defined contribution plans and a participatory defined benefit postretirement plan. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company adopted the provisions of FASB Staff Position (FSP) FAS 106-2 as of July 1, 2004 which provides final accounting guidance related to the Act (see Note 15 - New Accounting Guidance). The Act requires companies to record any expected amount of subsidy as an actuarial gain and amortize that amount into income over the average working life of the Company's employees. The reduction in the accumulated postretirement benefit obligation related to benefits attributed to past service was $12.6 as of the date of adoption. The reduction in current period service cost due to the subsidy was $0.3 for the three months ended September 25, 2004, which includes a $0.1 reduction in service cost and a $0.2 reduction in interest cost. The following tables provide the components of net periodic benefit cost for the Company's defined benefit pension plans and postretirement benefit plan for the quarters and nine months ended September 25, 2004 and September 27, 2003:

	Pension Benefit Plans		Postretirement Benefit Plan

	Third Quarter Ended		Third Quarter Ended

	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Service cost	$3.4	$3.3	$0.4	$0.3
Interest cost	4.6	4.7	1.0	1.5
Expected return on plan assets	(4.9)	(4.3)	(0.8)	(0.7)
Amortization of prior-service cost	0.1	0.5	-	-
Amortization of net loss (gain)	1.6	2.0	(0.1)	0.1

Net periodic benefit cost	4.8	6.2	0.5	1.2
Curtailment loss	-	0.1	-	-

Net periodic cost after curtailment	$4.8	$6.3	$0.5	$1.2
	========	========	========	========

	Pension Benefit Plans		Postretirement Benefit Plan

	Nine Months Ended		Nine Months Ended

	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Service cost	$10.1	$ 9.7	$1.2	$1.0
Interest cost	13.7	13.7	3.8	4.4
Expected return on plan assets	(14.7)	(12.3)	(2.3)	(1.9)
Amortization of transition obligation	0.1	0.1	-	-
Amortization of prior-service cost	0.4	1.7	-	-
Amortization of net loss	4.8	5.6	0.2	0.2

Net periodic benefit cost	14.4	18.5	2.9	3.7
Curtailment loss	-	0.3	-	-
Settlement loss	-	0.2	-	-

Net periodic cost after curtailment	$14.4	$19.0	$2.9	$3.7
	========	========	========	========

     The 2003 curtailment and settlement losses in Pension Benefit Plans related to making lump-sum payments to the participants of one of the Company's non-U.S. plans which is expected to have a final settlement in 2006.

Defined Contribution Plans
The costs associated with the Company's defined contribution plans totaled $3.2 and $10.5 for the quarter and nine months ended September 25, 2004, respectively, and $2.8 and $9.2 for the same periods in 2003.

10.     Related Party Transaction

In April 2003, the Company advanced $9.3 to Control Delivery Systems (CDS), a partner in the development of implant technology for treating retinal and other back-of-the-eye diseases in which the Company has an equity interest. Such advances have been recoverable through the Company's ability to apply such amounts to future obligations due under an arrangement with CDS to provide research and development (R&D) activities as to certain technologies; the achievement of certain milestones such as the completion of clinical testing, NDA filings, and FDA approvals; royalty payments; or through cash repayment by CDS. In May 2003, the Company and CDS announced a delay of up to three years in the regulatory filing for the diabetic macular edema indication for its proposed Retisert implant. The primary reason for the delay was the FDA's indication that it would require additional safety data before considering an application for approval for this indication. As a result, the Company reevaluated its role in the on-going development and approval process and decided to conduct and supervise directly the day-to-day development and clinical activities, after a brief transition period. Subsequently, the Company announced that it would not at this time pursue approval of the diabetic macular edema indicator for the proposed Retisert implant.
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

11.     Commitments and Contingencies

Lines of Credit The Company guarantees indebtedness of its subsidiaries under lines of credit used for working capital. Availability under such lines of credit totaled approximately $73.8 and $51.3 at September 25, 2004 and December 27, 2003, respectively. There were no outstanding balances at September 25, 2004 and December 27, 2003.

Letters of Credit The Company had outstanding standby letters of credit totaling approximately $20.8 and $20.4 at September 25, 2004 and December 27, 2003, respectively, to ensure payment of possible workers' compensation, product liability and other insurance claims. At September 25, 2004 and December 27, 2003, the Company had recorded liabilities of approximately $11.3 and $11.1, respectively, as it relates to workers' compensation, product liability and property insurance claims.

Guarantees The Company guarantees a real property mortgage loan of a research and development partner. The mortgage is secured by the property with a current appraised value of $4.0. The Company's guarantee has a five-year term expiring July 2007. At September 25, 2004 and December 27, 2003, the principal balance of the guaranteed loan totaled approximately $3.6 and $3.7, respectively. This guarantee would require payment from the Company in the event of default by the research partner and failure of the security to fully satisfy the then outstanding debt.
     The Company also guarantees a lease obligation of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amount guaranteed at September 25, 2004 and December 27, 2003 was approximately $10.0. In the event of default, the guarantee would require payment from the Company. Sublease rights as specified under the lease agreement would reduce the Company's exposure.
     The Company believes the likelihood is remote that material payments will be required. The Company has not recorded any liabilities under these guarantees.

Tax Indemnifications In connection with divestitures, the Company has agreed to indemnify certain tax obligations arising out of tax audits or administrative or court proceedings relating to tax returns for any periods ending on or prior to the closing date of the respective divestiture. The Company believes that any claim would not have a material impact on the Company's financial position. The Company has not recorded any liabilities associated with these claims.

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

Other Commitments and Contingencies The Company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business as described in Note 16 — Other Matters.

Product Warranties The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability for the year ended December 27, 2003 and the nine months ended September 25, 2004 were as follows:
Balance at December 28, 2002	$5.9
Accruals for warranties issued	7.5
Changes in accruals related to pre-existing warranties	0.5
Settlements made	(5.8)
----------------
Balance at December 27, 2003	$8.1
Accruals for warranties issued	3.3
Changes in accruals related to pre-existing warranties	-
Settlements made	(3.2)
----------------
Balance at September 25, 2004	$8.2
==========

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. Changes in the Company's deferred service revenue for the year ended December 27, 2003 and the nine months ended September 25, 2004 were as follows:
Balance at December 28, 2002	$ 4.9
Accruals for service contracts	12.5
Changes in accruals related to pre-existing service contracts	1.3
Revenue recognized	(12.2)
----------------
Balance at December 27, 2003	$ 6.5
Accruals for service contracts	9.6
Changes in accruals related to pre-existing service contracts	(0.9)
Revenue recognized	(8.1)
----------------
Balance at September 25, 2004	$ 7.1
==========

12.     Accounting for Derivatives and Hedging Activities

In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company records all derivative instruments on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current income unless the instruments have been designated as cash flow or net investment hedges, in which case such changes are recorded in other comprehensive income.
     Derivative gains and losses attributable to hedge ineffectiveness are also recorded in current earnings. For instruments designated as either fair value or cash flow hedges, net interest expense of $0.2 was recognized for hedge ineffectiveness for the quarter ended March 29, 2003. Hedge ineffectiveness had no impact on income for the quarters ended June 28, 2003 or September 27, 2003. Hedge ineffectiveness had no impact on income for each of the first three quarters of 2004 or nine months ended September 25, 2004.

Fair Value Hedges In August 2003, the Company issued $210.0 in concurrent offerings of notes and convertible notes. The first was a $50.0 public offering of five-year fixed-rate senior notes with a coupon rate of 5.90%. The Company simultaneously executed a $50.0 interest rate swap agreement under which the Company receives interest at a fixed rate and pays interest at a variable rate. This swap is designated as a fair value hedge effectively converting the fixed rate notes to a variable rate of interest, and was outstanding at September 25, 2004 and at December 27, 2003. The second offering was a $160.0 placement of variable-rate convertible senior notes due in 2023, containing two embedded derivatives, a bond parity clause and a contingent interest provision. The fair value of the embedded derivatives was $0.0 at September 25, 2004 and at December 27, 2003.

Cash Flow Hedges During 2002, to hedge interest payments on forecasted borrowings, the Company entered into, extended and re-designated an interest rate lock agreement in the notional amount of $200.0 which was designated as a cash flow hedge of ten semi-annual interest payments based on the benchmark interest rate related to changes in the five-year U.S. Treasury rate. On November 18, 2002, the Company issued $150.0 of fixed-rate debt and the proportionate amount associated with the cash flow hedge was recorded to other comprehensive income and is being amortized to interest expense in the period in which interest expense related to the hedged debt is recognized. The remaining $50.0 of the cash flow hedge was re-designated to hedge the benchmark interest rate associated with ten semi-annual interest payments on future forecasted borrowings and was settled during the first quarter of 2003. Simultaneous with the hedge settlement, the Company entered into a new $50.0 cash flow hedge, which was designated to hedge the benchmark interest rate associated with ten semi-annual interest payments on future forecasted borrowings. This $50.0 cash flow hedge was settled in July 2003 in conjunction with the Company's $50.0 public offering of five-year fixed-rate senior notes. The amount associated with the 2003 settlements was recorded to other comprehensive income and is being amortized to interest expense in the period in which interest expense related to the hedged debt is recognized.
     The Company utilizes forward contracts to hedge foreign currency exposure associated with intercompany loans. To hedge foreign currency exposure associated with an intercompany loan denominated in Japanese yen, the Company designated as a cash flow hedge forward contracts in the notional amounts of $40.2 and $43.3 at September 25, 2004 and September 27, 2003, respectively. During the third quarter of 2003, the Company permanently invested an intercompany loan in its Europe region. This permanent investment eliminated the ongoing exposure of principal and interest payments to fluctuations in foreign currency exchange rates and therefore the need to hedge such exposure.
     Reclassifications from other comprehensive income into income for cash flow hedge transactions were a $0.5 and $0.4 net loss for the quarters ended September 25, 2004 and September 27, 2003, respectively. Year-to-date, net losses of $1.5 and $1.1 for the periods ended September 25, 2004 and September 27, 2003, respectively, were reclassified from other comprehensive income into income. As of September 25, 2004 an estimated $3.1 pre-tax net loss was expected to be reclassified into income over the next twelve months.

Net Investment Hedges At September 25, 2004 and at December 27, 2003, the Company had designated foreign denominated intercompany loans with notional amounts of $178.3 and $180.8, respectively, as hedges of foreign currency exposure associated with net investments in non-U.S. subsidiaries. For derivatives designated as hedging instruments to hedge foreign currency exposures of net investments in non-U.S. subsidiaries, net after-tax hedging gains of $1.6 and $5.7 were included in the cumulative translation adjustment in the quarters ended September 25, 2004 and September 27, 2003, respectively. Year-to-date, a net after-tax gain of $1.7 and a net after-tax loss of $2.0 were included in the cumulative translation adjustment for the periods ended September 25, 2004 and September 27, 2003, respectively.

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

14.     Stock Compensation Plans

The Company has granted stock options to its key employees and non-employee directors under several stock-based compensation plans, with employee options typically vesting ratably over three years and expiring ten years from the date of grant. Vesting is contingent upon a continued employment relationship with the Company. The Company also issues restricted stock awards to officers and other key personnel. These awards have vesting periods up to seven years with vesting criteria based on the attainment of specific performance goals such as average sales and cumulative earnings per share targets and based on continued employment until applicable vesting dates. Director option grants are made pursuant to a formula, and are vested immediately. The Company measures stock-based compensation for option grants under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, given the fixed nature of the equity instruments granted under such plans, no compensation cost has been recognized other than for restricted stock awards. Compensation expense for restricted stock awards is recorded based on applicable vesting criteria, and for those awards with performance goals as such goals are met. The Company's net income and earnings per share would have been reduced to the pro forma amounts shown in the periods below if compensation cost had been determined based on the fair value at the grant dates using the Black-Scholes option-pricing model in accordance with SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure:
	Third Quarter Ended		Nine Months Ended
	-----------------------------------		------------------------------------
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
	------------------	------------------	------------------	------------------
Net income, as reported	$43.3	$32.3	$108.1	$76.2
Stock-based compensation cost included in reported net income, net of tax	0.8	0.3	3.9	2.3
Stock-based compensation cost determined under the fair value method for all awards, net of tax	(4.0)	(3.2)	(13.5)	(10.6)
	---------------	---------------	---------------	---------------
Pro forma net income	$40.1	$29.4	$ 98.5	$67.9
	---------------	---------------	---------------	---------------
Basic earnings per share:
As reported	$0.81	$0.61	$ 2.04	$1.43
Pro forma	0.75	0.56	1.86	1.28
	---------------	---------------	---------------	---------------
Diluted earnings per share:
As reported	$0.79	$0.60	$ 2.00	$1.42
Pro forma	0.74	0.55	1.83	1.27
	---------------	---------------	---------------	---------------

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
     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Regulatory guidance in determining whether a plan is actuarially equivalent has not been issued. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Final Statement of Position (FSP) FAS 106-2). This FSP supersedes FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP FAS 106-2 provides final accounting guidance related to the Act for employers that sponsor retiree health care plans, which provide prescription drug benefits, and also requires certain disclosures. Any expected amount of subsidy under the Act requires companies to record that amount as an actuarial gain and amortize into income over the average working life of the Company's employees. The Company believes (absent regulatory guidance) that parts of its postretirement health care plan are actuarially equivalent to Medicare Part D. The Company adopted the provisions of FSP FAS 106-2 as of July 1, 2004. The reduction in the accumulated postretirement benefit obligation as of the date of adoption was $12.6. The effect of the subsidy on the measurement of net periodic benefit cost was a reduction of $0.3 for the three months ended September 25, 2004, which includes a $0.1 reduction in service cost and a $0.2 reduction in interest cost.
     In September 2004, the EITF reached a final consensus on Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, addressing when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). According to the final consensus, these securities should be treated as convertible securities and included in dilutive EPS calculations (if dilutive) regardless of whether the market price trigger has been met. The EITF agreed that the final consensus would be effective for all periods ending after December 15, 2004 and would be applied by retroactively restating previously reported EPS. In August 2003, the Company issued $160.0 variable-rate convertible senior notes due in 2023 which are convertible into shares of the Company's Common stock under certain conditions. The effect of approximately 2.6 million Common shares related to the assumed conversion has been excluded from the Company's calculation of diluted earnings per share for the quarter and nine months ended September 25, 2004 as none of the conditions that would permit conversion had been satisfied during those periods. The provisions of Issue 04-8 will impact the Company's EPS calculation for its fiscal year ending December 25, 2004 and its comparative periods. The Company estimates this impact to be a reduction to its full-year 2004 diluted earnings per share between $0.08 and $0.10 (see Note 2 - Earnings Per Share).

16.     Other Matters

A shareholder lawsuit, filed in the U.S. District Court for the Western District of New York on April 13, 2001, is pending against the Company, and its Chief Financial Officer, Stephen C. McCluski, and former Chairman and Chief Executive Officer, William M. Carpenter, and former President, Carl E. Sassano. All direct claims against Mr. McCluski have been dismissed by the Court. Additionally, certain claims against the Company and certain direct claims against Messrs. Carpenter and Sassano have been dismissed. In the plaintiffs' remaining direct and secondary claims it is alleged that the value of the Company's stock was inflated artificially by alleged false and misleading statements about expected financial results. The plaintiffs seek to represent a class of shareholders who purchased company Common stock between January 27, 2000 and August 24, 2000. On October 15, 2001, the April 13, 2001 matter was consolidated with other matters raising similar claims. On August 2, 2004, the parties executed a settlement agreement, which is subject to the Court's approval, to settle this matter for $12.5 million in cash, all of which will be paid by the Company's insurance carrier. The settlement agreement is subject to final review at a fairness hearing, which will be held on or about November 5, 2004. In addition to the matter described above, from time-to-time, the Company is also involved in routine legal proceedings incident to its business.
     On October 22, 2004, the U.S. President signed new tax legislation known as the American Jobs Creations Act of 2004 which provides new tax relief to U.S. corporations. The bill includes a provision whereby U.S. corporations are given an opportunity to repatriate offshore profits at an effective tax rate of 5.25%, for a one year period, with some limitations. The Company is currently evaluating the effect of this new tax legislation on its financial position.

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
     The Company reported net income of $43 or $0.79 per share for the quarter ended September 25, 2004 compared to $32 or $0.60 per share for the same quarter in 2003. For the nine months ended September 25, 2004, the Company reported net income of $108 or $2.00 per share compared to $76 or $1.42 per share for the same nine-month period in 2003. Net income for the nine months ended September 27, 2003 includes a charge of $1 or $0.02 per share as a cumulative change in accounting principle related to the adoption of SFAS No. 143 on December 29, 2002 as described in Note 6 — Property, Plant and Equipment, Net. A reconciliation of net income and earnings per share to income and earnings per share before cumulative effect of change in accounting principle for the nine months ended September 25, 2004 and September 27, 2003 is presented below:
	Nine Months Ended
	-------------------------------------------------------
	September 25, 2004		September 27, 2003
	-------------------------		------------------------
	Amount	Per Share	Amount	Per Share
	-----------	-------------	----------	-------------
Net income	$108.1	$2.00	$76.2	$1.42
Cumulative effect of change in accounting principle, net of taxes, due to adoption of SFAS No. 143	-	-	0.9	0.02
	-----------	-------------	----------	-------------

Income before cumulative effect of change in accounting principle	$108.1	$2.00	$77.1	$1.44
	-----------	-------------	----------	-------------
Average Shares Outstanding - Diluted (000's)		54,167		53,486
		=======		=======

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

Net Sales By Business Segment and Geographic Region

Total company net sales for the third quarter and nine months ended September 25, 2004 were $549 and $1,626, respectively. This represents a $40 or an 8% increase compared to the prior-year third quarter and a $156 or an 11% increase for the first nine months. On a constant-currency basis, net sales increased 4% for the quarter and 6% year-to-date.

Geographic Region Net sales in markets outside the U.S. totaled $332 in the third quarter of 2004, an increase of $35 or 12% over the same quarter in 2003. Year-to-date, net sales outside the U.S. were $989, an increase of $119 or 14% from the prior-year period. Net sales outside the U.S. for the quarter represented approximately 60% of consolidated net sales in 2004 and 58% for the comparable period in 2003. Year-to-date, net sales outside the U.S. represented approximately 61% of consolidated net sales in 2004 and 59% in 2003.
     Net U.S. sales totaled $217 in the third quarter of 2004, an increase of $5 or 2% over the same period in 2003. Year-to-date, net U.S. sales totaled $637, representing an increase of $38 or 6% compared to the prior-year period. Net U.S. sales for the quarter- and year-to-date represented approximately 40% and 39% of consolidated net sales in 2004, and 42% and 41% for the same 2003 periods. For the third quarter and first nine months of 2004 and 2003, U.S. revenues represented approximately 90% of the Americas segment revenue.

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
     The following table summarizes net sales by geographic segment:
	Third Quarter Ended				Nine Months Ended
	September 25, 2004		September 27, 2003		September 25, 2004		September 27, 2003

	As Reported	% of Total Net Sales	As Reported	% of Total Net Sales	As Reported	% of Total Net Sales	As Reported	% of Total Net Sales
Net Sales
Americas	$240.2	44%	$234.7	46%	$ 702.7	43%	$ 661.6	45%
Europe	191.9	35%	171.2	34%	594.9	37%	526.9	36%
Asia	116.8	21%	102.9	20%	328.1	20%	280.9	19%

	$548.9		$508.8		$1,625.7		$1,469.4
	======		======		=======		======

     During the quarter ended September 25, 2004, the Company experienced overall constant-currency growth in its lens, pharmaceuticals, cataract and vitreoretinal, and refractive product categories, partially offset by declines in its lens care product category. Constant-currency growth was reported in each of the Company's product categories during the nine months ended September 25, 2004. Growth within the contact lens product category was reported in each geographic region for the quarter and year-to-date periods led by growth in the Company's soft lens franchise. For the quarter and nine months ended September 25, 2004, sales of soft contact lenses increased in the high single-digits excluding currency effects, with strong revenue increases reported for the SofLens66 Toric, SofLens One Day, SofLens Multi-Focal, SofLens59 and PureVision brands. Combined, these brands grew almost 30% during the quarter and year-to-date, benefiting from continued market expansion and share gains. Overall, quarter and year-to-date increases within the pharmaceuticals product category continued to be driven by strong growth in sales of ophthalmic nutritional products including the PreserVision brand of ocular vitamins, which registered strong sales growth in each geographic segment. Strong gains were also noted in the Americas region by Lotemax and Alrex, the Company's lines of proprietary ophthalmic drops. Constant-currency cataract and vitreoretinal surgery revenues increased in each geographic segment during the quarter and year-to-date periods, reflecting higher sales of intraocular lenses and disposables. Also contributing to the Company's growth during the quarter were higher sales of Millennium microsurgical systems. Overall, quarter and year-to-date growth in revenues from products used in refractive surgery primarily reflects higher sales of per-procedure cards and Zyoptix system upgrades. Higher sales of microkeratome blades also contributed to year-to-date growth. During the quarter, constant-currency revenue growth of more than 30% in the Americas region, combined with strong double-digit gains in Europe, more than offset moderate third-quarter declines in Asia. In the lens care category, growth in Asia was more than offset by third-quarter constant-currency declines in both the Americas and Europe regions. Declines in the Americas region in part reflected the timing of customer orders around the Company's annual plant shutdown which shifted revenues from the third quarter into the second quarter. In addition, several large customers systematically reduced orders for earlier generation multi-purpose solution products in anticipation of the Company's launch of ReNu with MoistureLoc, which began late in September of 2004 and continued into October.

     The following three sections entitled Americas, Europe and Asia describe net sales results by product category in each geographic region for the quarter and nine months ended September 25, 2004 compared to the same periods in 2003.

Americas
The Americas segment's net sales for the third quarter of 2004 were $240 reflecting a 2% increase in both actual dollars and constant currency over 2003. Year-to-date, net sales of $703 increased 6% from 2003 in actual dollars and in constant currency. The segment experienced gains in the lens, pharmaceuticals, cataract and vitreoretinal, and refractive product categories during the quarter and year-to-date periods. These gains were partially offset by declines in the lens care product category during the third quarter and flat performance for the nine months ended September 25, 2004.
     Contact Lens - In the Americas segment, contact lens net sales increased 3% in actual dollars and in constant currency during the quarter, compared to the same 2003 quarter, led by the Company's soft lens franchise, up about 5% on the strength of the SofLens Multi-Focal and SofLens66 Toric brands. The Company's multifocal line grew close to 80% in the quarter, and remains the number one dispensed multifocal lens in the U.S., with a share of approximately 40%. The SofLens66 Toric brand grew slightly more than 20% and, according to the most recent market data, achieved another all-time high share of patient fits. The solid performance of these two products was somewhat tempered by weakness in the U.S. two-week disposable SVS business, where more doctors are fitting patients with competitive silicone hydrogel offerings. The Company believes that the re-introduction of its PureVision lenses in the U.S. in 2005 resulting from a final settlement of patent litigation regarding the PureVision lenses (as previously reported in the Company's Form 10-Q for the period ended June 26, 2004) will help the Company regain share in the disposable SVS category. The Company will be making additional capital investments in 2004 and 2005 to increase manufacturing capacity for this re-introduction. In addition, the timing of the Company's cooperative advertising programs, which are reported as deductions to gross revenues, lowered reported sales growth rate in the Americas in the third quarter, because similar programs occurred in the fourth quarter of 2003. As a result, the Company expects to report a higher growth rate for the Americas contact lens business in the fourth quarter. Year-to-date, net sales increased 6% in actual dollars and in constant currency and continued to be driven by the Company's core technology products which registered more than 30% growth year to date, also led by the SofLens Multi-Focal and SofLens66 Toric brands.
     Lens Care - For the quarter, lens care net sales in the Americas declined 9% in actual dollars and in constant currency. The Company anticipated some moderation during the third quarter in the Americas lens care business as sales expected to occur in the third quarter actually happened in the second quarter. This moderation related to the timing of customer orders around the Company's annual plant shutdown and the July fourth holiday. In addition to the impact from the timing of those sales, several large customers reduced their inventories by cutting orders for older-generation lens care products in anticipation of the Company's introduction of its new technology ReNu with MoistureLoc. The launch of ReNu with MoistureLoc began late in the third quarter and continued into October. The Company is holding its leading market position in the U.S. lens care business in both multi-purpose and rigid gas permeable solutions, and ReNu MultiPlus remains the fastest growing branded chemical product in the multi-purpose category, according to independent market data. Additionally, according to third-party syndicated data, the Company's share of new fit care kits increased five points in the first half of this year, which was before the Company began shipping kits containing ReNu with MoistureLoc. These factors lead the Company to believe its Americas lens care revenues should improve in the fourth quarter, reflecting a return to more normalized ordering patterns by customers, and benefiting from professional marketing programs designed to drive recommendations for ReNu with MoistureLoc. Growth in the lens care business during the first half of the year, offset by the third quarter declines described above, led to flat performance year-to-date in both actual dollars and constant currency.
     Pharmaceuticals - In actual dollars and on a constant-currency basis, the Americas segment experienced 10% growth in pharmaceutical net sales during the third quarter of 2004 and an 11% growth year-to-date over the same 2003 periods. These trends were led by strong gains in proprietary pharmaceuticals, ocular nutritionals, and generic otic products. In the proprietary pharmaceuticals business, both Alrex and Lotemax, the Company's prescription eye drops containing loteprednol, posted strong growth in the quarter. These results reflected an increase in written prescriptions as well as the timing of wholesaler orders in advance of price increases in both 2004 and 2003. The Company's ocular vitamin franchise in the Americas posted growth of nearly 15% in the third quarter, with the PreserVision brand up more than 20%. Late in the third quarter the Company began shipping its easy-to-swallow soft gel version of the original AREDS formula, as well as a line extension containing lutein instead of beta carotene. The Company believes the soft gel versions of its ocular vitamins will help to increase patient compliance with recommended dosage, and grow the user base. With the new products, patients only take two easy-to-swallow gel caps per day, compared to four large pills with the original product. Customers began stocking both soft gel products during the third quarter and the Company will initiate consumer promotions in the fourth quarter.
     Cataract and Vitreoretinal - Net sales of cataract and vitreoretinal products grew 2% during the third quarter and first nine months of 2004 versus the same periods in 2003 (2% and 1% in constant currency, respectively) led by an almost 10% growth in IOL revenues in both periods. The Company's silicone products, like the SofPort brand, were even stronger, posting growth in the upper teens during the quarter. Millennium equipment placements were up strongly in the third quarter, and at the American Academy of Ophthalmology meeting in October, the Company introduced two new Millennium products: Custom Control software and the Advanced Flow System. The Company believes innovations like these will help to increase equipment sales in the region. Also at the Academy meeting, the Company launched its newest IOL innovation, SofPort with Advanced Optics. This is the first and only IOL in the U.S. with an aberration-free design. The Company expects this lens to provide exceptional optical performance and the potential for improved contrast sensitivity post surgery.
     Refractive - The Americas segment posted strong growth in this category as refractive net sales increased 32% in the third quarter of 2004 and 30% in the first nine months of 2004. In constant currency, this product category increased 31% during the quarter and 29% year to date. Total region results benefited mainly from incremental U.S. revenues associated with the Company's Zyoptix system for customized LASIK surgery which was approved in the fourth quarter of 2003. Procedure card revenues in the Americas doubled in the quarter, reflecting incremental sales of Zyoptix cards as well as growth of close to 50% for planoscan procedures. In addition, the Company's microkeratome blade unit volume was up close to 10% over the prior year.

Europe
Net sales during the third quarter of 2004 in the Europe segment increased to $192, a 12% increase over the same quarter in 2003. Excluding the impact of currency, net sales increased 2%. Net sales of $595 for the first nine months increased 13% over the same 2003 period and 3% on a constant-currency basis. Excluding the impact of currency, the segment experienced gains in contact lens, pharmaceuticals, cataract and vitreoretinal, and refractive net sales, partially offset by slight declines in the lens care product category during the quarter and year-to-date.
     Contact Lens - Contact lens net sales in the Europe region rose 13% in actual dollars or 4% in constant currency compared to the prior-year third quarter, and 13% in actual dollars (3% in constant currency) compared to the first nine months of 2003. This growth was primarily driven by the continued strength of SofLens66 Toric and SofLens Multi-Focal as well as PureVision lenses. As in the Americas, the SofLens66 Toric brand remains the segment leader, with a share of more than 40%. The Company's leadership position in the European multifocal segment continued to strengthen during the quarter as well. The Company now has nearly 40% of the multifocal segment in just over a year on the market. The Company continues to expand the European availability of this product, and is developing additional programs to place trial sets and train contact lens fitters. The PureVision franchise grew approximately 35% in Europe during the quarter, compared to high single-digit growth during the first half of 2004, with part of that growth attributed to incremental sales of PureVision Toric lenses which were introduced in May 2004. Feedback from eye care practitioners about this lens is extremely positive and the Company expects it to continue to grow. PureVision SVS grew close to 20% during the quarter as compared to the same period in 2003. With patent litigation issues resolved, as reported in the Company's Form 10-Q for the period ended June 26, 2004, management believes practitioners are no longer concerned about the future availability of these lenses and are prescribing them at increasing rates, not just for continuous wear, but for flexible wear as well. Management also believes that silicone hydrogel contact lens materials are gaining significant market acceptance, and the success of the Company's PureVision products appear to demonstrate this trend.
     Lens Care - In Europe, lens care product net sales increased 6% in actual dollars but declined 2% excluding the impact of currency during the third quarter and first nine months of 2004 over the same periods in 2003. These declines are fairly consistent with market trends in Europe. ReNu with MoistureLoc was launched in limited markets in the Europe region during the quarter and initial feedback from the trade, as in the U.S., has been very positive.
     Pharmaceuticals - Pharmaceuticals net sales for the Europe segment increased 9% for the quarter in actual dollars and were flat on a constant-currency basis compared to the same quarter in 2003. Year-to-date, pharmaceutical net sales increased 12% (2% in constant currency) over the same 2003 period. Ocular nutritional products continued to post strong year-on-year growth and were up close to 20% in the quarter, approximately 30% year-to-date, excluding currency. Sales increases were also noted for the Company's lines of anti-inflammatory and dry eye products across the Europe region. This growth was somewhat offset by general sales declines for most other product categories in its German business, where market disruption continues following recent government pharmaceuticals pricing legislation.
     Cataract and Vitreoretinal - European cataract and vitreoretinal net sales posted increases of 16% and 3% in the quarter in actual dollars and on a constant-currency basis, respectively. These increases mainly reflect higher sales of disposable products used in phacoemulsification surgery and IOLs, especially the Company's foldable offerings. During the third quarter, the Company continued to expand the geographic availability of Akreos, the Company's highly competitive acrylic IOL. The Akreos line grew in excess of 30% in the third quarter. Year-to-date net sales increased 15% and 4% in actual dollars and on a constant-currency basis, respectively, over the same 2003 period primarily on the strength of disposable products used in phacoemulsification surgery.
     Refractive - Refractive sales in the Europe region grew 30% in the third quarter of 2004, 14% in constant currency, and 22% year to date (12% in constant currency) compared to the same periods in 2003. These trends reflected higher revenues from Zyoptix system upgrades and per-procedure cards.

Asia
The Asia segment's third quarter net sales for 2004 were $117, an increase of 14% (9% in constant currency), compared to the prior-year quarter. Year-to-date net sales for Asia of $328 increased 17% over the same 2003 period (11% in constant currency). The segment continued to experience growth in the contact lens business, lens care, pharmaceuticals, and cataract and vitreoretinal product categories, partially offset by declines the refractive product category.
     Contact Lens - The Asia segment's contact lens net sales increased 14% (9% in constant currency) during the third quarter of 2004 compared to the same quarter in 2003 due to strong performance in most markets in the region, especially China, Taiwan and India. In Japan, constant-currency sales were up approximately 7% in the third quarter. This slower-than-expected growth is attributable to disruptions associated with the Company's move to a new third-party distribution and warehouse provider during the quarter. These disruptions are not expected to recur and, therefore, the Company believes a more robust growth rate, similar to what the Company experienced in the first half of 2004, will resume in the fourth quarter of 2004. Medalist Toric posed double-digit growth in the quarter, and remained the number one Japanese planned replacement toric lens, with a share of close to 60%. The Company continued rolling out the Medalist One Day lens on a city-by-city basis in Japan, and management believes that national coverage was achieved by the end of the third quarter. Despite the warehouse move disruptions, Medalist One Day has attained about 5% share of the Japanese one-day contact lens market. The Company's Chinese contact lens business continued to post strong growth, close to 20% during the third quarter, reflecting enhanced distribution in lower-tier cities and the benefits from targeted advertising campaigns. The Company is also expanding its unique eye health program with several universities whereby the Company partners with the school by establishing a student eye health center on campus. These centers offer professional optometry services, provide eye health information, and allow students access to more frequent replacement modalities at an affordable price. In the Asia region, year-to-date net sales increased 20% (13% in constant currency) over the same 2003 period on the continued strength of the Company's soft lens franchise and incremental sales from the launch of Medalist One Day in Japan.
     Lens Care - In Asia, where the Company leads the lens care market, revenues in the quarter increased 10% in actual dollars and 6% in constant currency, while year-to-date sales were 10% higher in actual dollars (5% in constant currency) over the comparable period in 2003, led by higher sales of multi-purpose solutions. In China, the ReNu brand continued to be strong despite heightened competition from products by local competitors.
     Pharmaceuticals - The Company's pharmaceutical business is primarily focused in the Americas and Europe regions. Net sales of pharmaceuticals in Asia were immaterial to its overall results of operations for the third quarter and first nine months of 2004 and 2003. The Company continues to expand and introduce its pharmaceutical products in this region, particularly its vitamin franchise.
     Cataract and Vitreoretinal - Third-quarter revenue from the cataract and vitreoretinal product category in Asia increased 33% (30% in constant currency) compared to the prior-year period. Year-to-date sales increased 16% over the same 2003 period (10% in constant currency). Most of those gains reflect growth in markets outside of Japan. In those markets, IOL sales increased approximately 40% during the quarter, and about 30% year-to-date, on the continued strength of the SofPort and Akreos lines. The Company also continued to expand the installed base of Millennium systems in the third quarter, particularly in developing markets of China and India. This resulted in higher sales of equipment, disposables and viscoelastics in the region.
     Refractive - For the quarter, refractive net sales in Asia decreased 4% (6% excluding the impact of currency). Year-to-date net sales increased 10% in actual dollars and 7% in constant currency. The decline in sales during the quarter was mainly driven by a decrease in new laser placements as compared to the prior year, which more than offset increased revenues from Zyoptix system upgrades, procedure cards and microkeratome blades. Increases on a year-to-date basis were primarily due to strong growth in Zyoptix cards and Zyoptix system upgrades.

The following tables present total company net sales, including percent changes from the comparable prior-year quarter, by product categories for the quarters and nine months ended September 25, 2004 and September 27, 2003:
	Third Quarter Ended

	September 25, 2004			September 27, 2003

	Net Sales	% Increase (Decrease) Actual Dollars	% Increase (Decrease) Constant Dollars	Net Sales	% Increase (Decrease) Actual Dollars	% Increase (Decrease) Constant Currency

Product Category
Contact Lens	$171.1	10%	5%	$154.9	13%	8%
Lens Care	128.9	(2%)	(4%)	131.2	7%	5%
Pharmaceuticals	128.6	10%	6%	116.7	13%	7%
Cataract and Vitreoretinal	85.6	10%	5%	77.5	6%	2%
Refractive	34.7	22%	16%	28.5	(5%)	(9%)

	$548.9	8%	4%	$508.8	9%	5%
	======	========	========	=======	========	========

	Nine Months Ended

	September 25, 2004			September 27, 2003

	Net Sales	% Increase Actual Dollars	% Increase Constant Currency	Net Sales	% Increase (Decrease) Actual Dollars	% Increase (Decrease) Constant Currency

Product Category
Contact Lens	$ 495.3	13%	7%	$ 436.9	12%	5%
Lens Care	378.0	4%	1%	363.5	6%	2%
Pharmaceuticals	383.7	12%	7%	341.1	18%	9%
Cataract and Vitreoretinal	259.5	9%	3%	238.9	8%	2%
Refractive	109.2	23%	18%	89.0	(6%)	(11%)

	$1,625.7	11%	6%	$1,469.4	10%	3%
	=======	======	=========	=======	========	========

Costs & Expenses and Operating Earnings

The ratio of cost of products sold to sales was 42.2% and 41.8% for the quarter and nine months ended September 25, 2004, respectively, versus 41.2% and 42.3% for each of the same 2003 periods. The gross margin decline experienced during the 2004 third quarter was due to both an unfavorable sales mix and charges to write down certain manufacturing assets and obsolete inventories. These two factors more than offset positive benefits from ongoing cost improvement initiatives. The year-to-date margin improvement reflects cost savings realized through profitability improvement initiatives and a favorable sales mix shift toward higher-margin products during the first six months of 2004, partially offset by the 2004 third-quarter decline. Also, currency had a positive impact on gross margin during the 2004 quarter and year-to-date periods.
     Selling, administrative and general expenses, including corporate administration, decreased as a percent of sales by 2.2% to 37.0% in the third quarter 2004 as compared to the third quarter of 2003, but increased $4 to $203. The increase was largely due to the impact of currency and increased advertising expenses for the launch of Medalist One Day in Japan. Year-to-date, selling, administrative and general expenses were 39.2% of sales for the first nine months of 2004, compared to 39.8% for the same period in 2003 and increased $53 to $637. The 2004 year-to-date period reflected the impact of foreign currency exchanges rates, higher investments in marketing and advertising and higher expenses associated with the Company's performance-based compensation plans and other employee benefit program expenses.
     Research and development (R&D) expenses totaled $37 for the third quarter 2004, a decrease of $1 over the third quarter of 2003 and represented 6.8% of sales compared to 7.5% of sales for the third quarter of 2003. R&D expenses for the nine months ended September 25, 2004 increased $7 to $114 and represented 7.0% of sales compared to 7.2% for the same period in 2003. The Company will continue its commitment to R&D spending in support of its goal of consistently bringing new products to market to fuel long-term growth, including its continued investments to develop additional treatments for sight-threatening diseases.
     As a result of the above factors, operating earnings for the third quarter of 2004 increased $16 to $77, representing 14.0% of net sales for the third quarter of 2004 compared to 12.0% of net sales in the third quarter of 2003. Operating earnings year-to-date increased $38 to $196, representing 12.0% of net sales compared to 10.7% for the same 2003 period.

Other Income and Expenses

Interest and investment income totaled $2 for the quarter ended September 25, 2004, a decrease of $3 compared to the same period in 2003. Year-to-date 2004 interest and investment income of $9 decreased $2 from the prior year. Year-over-year variances primarily reflect mark-to-market adjustments on assets held by the Company for its nonqualified deferred compensation plan.
     Interest expense of $13 and $36 for the quarter and nine months ended September 25, 2004 decreased $1 and $6, respectively, compared to the same periods in 2003. As explained in Note 12 - Accounting for Derivatives and Hedging Activities, the Company decided to permanently invest an intercompany loan in its Europe region during the quarter ended September 27, 2003. The intercompany loan was previously hedged by forward foreign exchange contracts classified as cash flow hedges. The 2004 decline resulted primarily from the termination of these cash flow hedges. Contributing to the decrease in interest expense was the repayment of $196 of fixed rate notes with new, lower-interest variable rate debt during the third quarter of 2003.
     Foreign currency represented a net gain of less than $1 and a net loss of less than $1 during the quarter and nine months ended September 25, 2004, respectively, compared to foreign currency net losses of $2 and $5 in the same prior-year periods. The 2004 results include lower costs associated with the Company's ongoing foreign currency hedging program.

Liquidity and Financial Resources

Cash Flows from Operating Activities

Cash provided by operating activities was $183 and $129 through the third quarter of 2004 and 2003, respectively. The increase in operating cash flows reflected higher earnings and lower payments under foreign currency contracts, partially offset by an increase in net cash payments for income taxes and an increase in funding of the Company's U.S. pension plan. Days sales outstanding (DSO) were 81 days at the end of the 2004 third quarter, a decrease from 84 days at the end of the comparable period in 2003.

Cash Flows from Investing Activities

Cash used in investing activities of $74 for the first nine months of 2004 primarily represented capital expenditures. During the same 2003 period, cash used in investing activities of $64 was mainly attributable to capital spending of $58 and the acquisition of additional interests in the Company's Korean commercial and manufacturing joint ventures for $6 (as described in Note 7 - Accounting for Goodwill and Intangibles).

Cash Flows from Financing Activities

Through the first nine months of 2004, there was a net cash flow use of $6 from financing activities. The 2004 period outflows consisted primarily of $55 to repurchase 891,000 shares of the Company's Common stock at an average price of $61.92 per share, $1 in net repayments of debt and $21 for dividends paid. The recent appreciation in the Company's stock price resulted in cash inflows of $73 from the exercise of stock options. During the same 2003 period, cash used in financing activities of $80 consisted primarily of $202 repayments of debt and notes payable, $41 to repurchase one million shares of the Company's Common stock during the third quarter of 2003, $31 payment in the first quarter of 2003 to settle forward equity contracts as described in Note 13 -- Forward Equity Contracts and $21 of dividend payments. The cash outflow from these activities was partially offset by an inflow of $210 of proceeds from concurrent offerings of notes and convertible notes in August 2003 as described below in Access to Financial Markets.

Financial Position

The Company's total debt, consisting of short- and long-term borrowings, was $841 at the end of the third quarter of 2004, down $6 and $7 from year-end 2003 and September 2003, respectively. The ratio of total debt to capital was 39.1% at the end of the third quarter of 2004 and 41.3% at the end of 2003, and 44.7% at September 2003.
     Cash and cash equivalents totaled $663 and $458 at the end of the third quarters of 2004 and 2003, respectively, and $563 at the end of 2003.

Access to Financial Markets

In May 2004, Standard & Poor's affirmed its BBB- corporate credit and senior unsecured debt ratings and raised its outlook on the Company to stable from negative, citing operating efficiency improvements and more stability in the Company's core product lines. As of September 25, 2004, the Company's long-term debt was also rated Ba1 with a stable outlook by Moody's Investors Service.
     In August 2003, the Company issued $210 in concurrent offerings of notes and convertible notes. The first offering was a $50 public offering of five-year fixed-rate senior notes with a coupon rate of 5.90% issued under a $500 Shelf Registration filed with the Securities and Exchange Commission, $300 of which remains available for issuance. The Company simultaneously executed an interest rate swap agreement effectively converting the $50 of fixed-rate notes to a variable rate. The effective cost of the notes, which includes both the impact of the interest rate swap and the settlement of a $50 cash flow hedge designated to hedge the benchmark interest rate in connection with the offering was 6.49% at September 25, 2004. The second offering was a $160 placement of variable-rate convertible senior notes due in 2023. The notes accrue interest at six-month LIBOR plus 0.5% with the rate reset on a semi-annual basis in advance. The initial coupon interest rate was 1.64%; the coupon rate as of September 25, 2004 is 2.49%. The notes will be convertible into shares of the Company's Common stock under certain conditions, such as when the closing sale price of the Company's Common stock is greater than 120% of the initial conversion price of $61.44 for at least 20 trading days in a period of 30 consecutive trading days. The conversion price represented a 50% premium over the closing price of the Company's Common stock on the date the notes were offered. On October 30, 2003, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission in satisfaction of certain registration rights granted to the holders of the $160 convertible notes. The registration became effective on January 8, 2004. In connection with the sale of the convertible notes, the Company repurchased one million shares of its Common stock on August 4, 2003 at an average price per share of $40.96. The Company used the remaining proceeds of the offerings primarily to refinance existing debt obligations.
     In January 2003, the Company entered into a $400 syndicated revolving credit agreement. Under the terms of this agreement, the facility was reduced to $250 effective August 4, 2003 when the Company completed the issuance of $210 of notes and convertible notes. The new facility included covenants similar to those contained in the former facility that require the Company to maintain certain EBITDA to interest and debt ratios. In the event of violation of the covenants, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. There were no covenant violations during the quarter and nine months ended September 25, 2004, or year ended December 27, 2003, and the Company does not anticipate that such a violation is likely to occur. The interest rate under the agreement is based on the Company's credit rating and, at the Company's option, LIBOR or the base lending rate of one of the participating banks. There were no outstanding borrowings under the syndicated revolving credit agreements as of September 25, 2004 or December 27, 2003. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements. There were no outstanding borrowings under these non-U.S. credit facilities as of September 25, 2004 or December 27, 2003.
     The Company believes its existing credit facilities, in conjunction with the financing activities mentioned above, provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital

Working capital was $528 and $657 at the end of the third quarters of 2004 and 2003, respectively. At year-end 2003, working capital was $545. The current ratio was 1.5 and 2.0 at the end of September 2004 and September 2003, respectively, and 1.6 at year-end 2003.

Other Financial Data

Dividends declared on Common stock were $0.13 per share for each of the first three quarters of both 2004 and 2003.
     The return on average shareholders' equity was 12.9% and 10.6% for the twelve-month periods ended September 25, 2004 and September 27, 2003, respectively. The higher return on equity for the twelve-month period ended September 25, 2004 primarily reflects higher income from operations.

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
     The other arrangement consists of an equity investment of $0.2 as of September 25, 2004 and December 27, 2003 recorded as an other long-term asset, in connection with a licensing agreement signed during 2002 to develop treatments for ocular infections. During the quarter ended June 28, 2003, the Company recorded an other-than-temporary impairment charge of $1.8 based on negative earnings and cash flow trends of the licensor, and inconclusive efforts by the licensor to secure interim financing. The licensing agreement and $4 of preferred stock were cancelled in December 2003 in conjunction with the Company's decision to invest in and internally develop this ocular infection technology, which is in its early stages. As such, the Company is no longer required to remit payments to the licensor originally due upon the achievement of certain milestones.
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

Outlook

The Company expects stronger sales growth in the fourth quarter compared to the third quarter due to new product launches and third quarter timing issues, resulting in full-year constant-currency sales growth of approximately six percent, or between 9% and 10% on an actual dollar basis at current exchange rates.
     Full-year 2004 gross margins are expected to improve by close to 100 basis points from 2003, reflecting favorable sales mix shifts and continuing benefits from the Company's profitability improvement programs. Selling, administrative and general expenses as a percent of sales are anticipated to improve slightly over 2003. The positive margin contribution from the higher sales projections is expected to be somewhat offset by higher R&D spending, with full year spending anticipated to be slightly greater than $160. These expectations would yield operating margins between 12% and 13%.
     The Company anticipates full-year earnings per share between $2.85 and $2.90 for the year. Previous guidance had been in the range of $2.80 to $2.85. The increased guidance assumes currency rates remain constant with current levels and does not consider the impact of new accounting guidance contained in EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (see Note 2 - Earnings Per Share and Note 15 - New Accounting Guidance). Based on the Company's estimate of the impact of EITF Issue 04-8, quarterly earnings per share (starting with the third quarter 2003) would decrease between $0.00 and $0.02 per quarter, with the full-year 2004 results decreasing between $0.08 and $0.10 provided the Company does not change the terms or restructure the debt by fiscal year end.
     Lastly, the Company projects full-year cash flow from operating activities to be about $230 and capital expenditures to be approximately $110.
     For 2005, the Company is projecting constant-currency revenue growth of between six and seven percent driven by the introduction of new vision care products in Japan, the reintroduction of PureVision contact lenses in the U.S., continued expansion of ReNu with MoistureLoc and ophthalmic nutritionals, the introduction of new IOLs incorporating aspheric optics, and launches of Zylet and Retisert. The Company anticipates further gross margin improvement, higher R&D spending to support its objective of strengthening its product pipeline, and operating margins approaching the mid-teens for the year. Considering the above factors, the Company is projecting earnings per share between $3.30 and $3.40 in 2005, before the impact of new accounting guidance discussed above. The Company estimates that EITF Issue 04-8 will decrease full-year 2005 earnings per share between $0.08 and $0.10 in the event the terms of the Company's convertible notes are not modified or the debt is not restructured.

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words "anticipate", "appears", "foresee", "should", "expect", "estimate", "project", "will", "are likely" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the heading Outlook and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future company performance, and are thus dependent on a number of factors, which may affect the Company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, general global and local economic, political and sociological conditions including, without limitation, periods of localized disease outbreak such as the SARS epidemic, and changes in such conditions, the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the Company's businesses compete, effects of war or terrorism, changing currency exchange rates, the general political climate existing between and within countries throughout the world, events affecting the ability of the Company to timely deliver its products to customers, including those which affect the Company's carriers' ability to perform delivery services, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the Company's products, legal proceedings initiated by or against the Company, including those related to patents and other intellectual property in the U.S. and throughout the world, the impact of company performance on its financing costs, changes in government regulation of the Company's products and operations, changes in governmental laws and regulations relating to the import and export of products, government pricing changes and initiatives with respect to healthcare products in the U.S. and throughout the world, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, changes in the Company's credit ratings, or the cost of access to sources of liquidity, the Company's ability to maintain positive relationships with third party financing resources, the financial well-being and commercial success of key customers, development partners, and suppliers, changes in the availability of, costs of and other aspects surrounding the supply of raw materials used in the manufacture of the Company's products, changes in tax rates or policies or in rates of inflation, changes in accounting principles and the application of such principles to the Company, the performance by third parties upon whom the Company relies for the provision of goods or services, the ability of the Company to successfully execute marketing strategies, the ability of the Company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies in the U.S. and throughout the world, the ability of the Company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations in the U.S. and throughout the world, difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products, the successful completion and integration of acquisitions by the Company, the successful relocation of certain manufacturing processes, the continued successful implementation of efforts in managing and reducing costs and expenses, the Company's success in introducing and implementing its enterprise-wide information technology initiatives, including the corresponding impact on internal controls and reporting, the Company's success in the process of management testing, including the evaluation of results, and auditor attestation of internal controls (as required under the Sarbanes-Oxley Act of 2002), the continued successful execution of the Company's profitability improvement plans, the effect of changes within the Company's organization, including the selection and development of the Company's management team and such other factors as are described in greater detail in the Company's filings with the Securities and Exchange Commission, including, without limitation, its 2003 Report on Form 10-K, Form 10-Q for the quarter ended June 26, 2004 and the Current Report on Form 8-K dated June 14, 2002.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

At September 25, 2004, the Company's floating rate assets exceeded its floating rate liabilities. A sensitivity analysis to measure the potential impact that a change in interest rates would have on the Company's net income indicates that a one percentage point decrease in interest rates, which represents a greater than 10% change, would increase the Company's net financing expense by approximately $5 on an annualized basis.
     A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the Company's net income indicates that, if the U.S. dollar strengthened against all foreign currencies by 10% the Company would realize net losses of approximately $15 on forward foreign exchange contracts outstanding at September 25, 2004. Such net losses would be substantially offset by net gains from the revaluation or settlement of the underlying positions hedged.

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

Changes in Internal Controls - During the most recently completed fiscal quarter, the Company implemented its global enterprise reporting system at its commercial operations and shared financial services center in the United Kingdom and at certain manufacturing facilities in the U.S. and Europe. Other than the foregoing, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is continuing to implement the global enterprise reporting system, and in that process, expects that there will be future material changes in internal controls as a result of this implementation.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

In its Quarterly Report on Form 10-Q for the quarter ended June 26, 2004, the Company reported on a shareholder lawsuit, filed in the U.S. District Court for the Western District of New York on April 13, 2001, pending against the Company, and its Chief Financial Officer, Stephen C. McCluski, and former Chairman and Chief Executive Officer, William M. Carpenter, and former President, Carl E. Sassano. All direct claims against Mr. McCluski have been dismissed by the Court. Additionally, certain claims against the Company and certain direct claims against Messrs. Carpenter and Sassano have been dismissed. In the plaintiffs' remaining direct and secondary claims it is alleged that the value of the Company's stock was inflated artificially by alleged false and misleading statements about expected financial results. The plaintiffs seek to represent a class of shareholders who purchased company Common stock between January 27, 2000 and August 24, 2000. On October 15, 2001, the April 13, 2001 matter was consolidated with other matters raising similar claims. On August 2, 2004, the parties executed a settlement agreement, which is subject to the Court's approval, to settle this matter for $12.5 million in cash, all of which will be paid by the Company's insurance carrier. The settlement agreement is subject to final review at a fairness hearing, which will be held on or about November 5, 2004.

Item 2.	Changes in Securities
	Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program [2]	Maximum Number of Shares that May Yet Be Purchased Under the Program [2]
	June 27, 2004 - July 24, 2004	2,714	$59.68	-	1,300,000
	July 25, 2004 - August 21, 2004	150,681	$61.98	150,000	1,150,000
	August 22, 2004 - September 25, 2004	43,255	$67.03	41,000	1,109,000
	Total	196,650	$63.06	191,000	1,109,000

1     Shares purchased during the quarter include purchases pursuant to a publicly announced repurchase program (see footnote 2 below), stock compensation plans and deferred compensation plans.
2     On January 27, 2004, the Board of Directors authorized a program to repurchase up to two million shares of the Company's outstanding Common stock. During the third quarter ended September 25, 2004, 191,000 shares were repurchased at an average price of $63.10. There is no expiration date for this program. No other repurchase programs expired or existed during the third quarter ended September 25, 2004.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Item 601 Exhibits.

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

(b)	Reports on Form 8-K.

On July 29, 2004, the Company furnished the SEC with a current report on Form 8-K, announcing its issuance of a press release relative to its financial results for the second quarter ended June 26, 2004. The press release was furnished under Item 12 of Form 8-K, "Results of Operations and Financial Condition". No financial statements were filed with the Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAUSCH & LOMB INCORPORATED

Date: November 1, 2004	By: /s/ Ronald L. Zarrella
Ronald L. Zarrella Chairman and Chief Executive Officer

Date: November 1, 2004	By: /s/ Stephen C. McCluski
Stephen C. McCluski Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
S-K Item 601 No.	Document
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