Form 10-K
period 2004-12-25
BAUSCH & LOMB INC
filed 2005-03-09
CIK 10427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2004
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4105
BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)
NEW YORK	16-0345235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
ONE BAUSCH & LOMB PLACE, ROCHESTER, NEW YORK	14604-2701
(Address of principal executives offices)	(Zip Code)
Registrant's telephone number, including area code 585.338.6000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.40 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    [X] Yes    [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes    [  ] No
     The aggregate market value of the voting stock, computed using the average bid and asked price of such stock, held by non-affiliates of the registrant as of June 26, 2004 was $3,360,600,391. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and officers. Such interpretation is not intended to be and should not be construed to be, an admission by Bausch & Lomb Incorporated or such directors or officers that such directors and officers are "affiliates" of Bausch & Lomb Incorporated, as that term is defined under the Securities Act of 1933.

     The number of shares of Voting Stock of the registrant, outstanding as of March 1, 2005, was 53,645,625, consisting of 53,469,519 shares of Common stock and 176,106 shares of Class B stock, which are identical with respect to dividend and liquidation rights and vote together as a single class for all purposes

DOCUMENTS INCORPORATED BY REFERENCE

Part III

Portions of the registrant's definitive proxy statement for its 2005 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 25, 2004 (Proxy Statement), are hereby incorporated by reference in Part III of this Report on Form 10-K. With the exception of the pages of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K.

ii

iii

Part I

Item 1.     Business

Unless the context indicates otherwise, the terms "we", "our" and "ours" are used herein to refer to Bausch & Lomb Incorporated and its consolidated subsidiaries. Dollar amounts are stated in millions, except per share data. Per share amounts in this section reflect diluted average shares outstanding for the applicable period.

(a) General Development of Business

We are a world leader in the development, manufacture and marketing of eye health products. Our product lines include soft and rigid gas permeable (RGP) contact lenses and lens care solutions and ophthalmic surgical and pharmaceutical products. Our business was founded in 1853 and incorporated in the State of New York in 1908. Our principal executive offices are located at One Bausch & Lomb Place, Rochester, New York 14604-2701. Our telephone number is 585.338.6000.
     Our strategy is to target those portions of the eye health market with strong growth potential or good profit margins or both. We believe our fundamental strengths - sound strategy, excellent technology, global infrastructure and strong brand - will permit us to take advantage of the opportunities in both mature and developing markets.
     There were no significant acquisitions or divestures in the three-year period covered by this report.
     Revenues for the year ended December 25, 2004 were $2,232, an increase of 11% from 2003. Net earnings of $160 or $2.93 per share increased 27% and 25% from the respective year-ago amounts. Prior-year amounts reflected an after-tax charge of $0.9 or $0.02 per share as a cumulative effect of change in accounting principle.

(b) Financial Information about Operating Segments

Information concerning sales, operating earnings and assets attributable to each of the Company's operating segments is set forth on pages 10 to 16 in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report on Form 10-K under the section entitled Net Sales and Income by Business Segment and Geographic Region and pages 38 to 40 in Item 8. Financial Statements and Supplementary Data of this Report on Form 10-K under Note 3 — Business Segment and Geographic Information. This information is incorporated herein by reference.

(c) Narrative Description of Business

Operating Segments For commercial operations, we are organized into three geographic segments: the Americas; Europe, Middle East and Africa (EMEA); and Asia. Our additional operating segments, which are managed on a global basis, are the Research, Development and Engineering organization and the Global Supply Chain Organization.

Products In each geographic region, we market products in five product categories: contact lenses, lens care products, ophthalmic pharmaceuticals, cataract and vitreoretinal surgery, and refractive surgery. Below is a description of each product category to the extent that it is material to an understanding of our operations.

     Contact Lenses - Revenues from contact lenses constituted 30% of our total revenues in fiscal year 2004 and grew 14% from the prior year (and up 8% excluding the positive benefits from foreign currency changes). This growth rate compares to overall projected contact lens market growth in the mid-to-upper single digits. We pioneered the development of soft contact lens technology and in 2003 we were the third largest manufacturer of contact lenses in the world. Recently, two smaller competitors completed a business combination and the revenues of the combined entity are expected to surpass our revenues in 2004, placing us in fourth position. Our product portfolio is one of the broadest in the industry and includes traditional, planned replacement disposable, daily disposable, multifocal, continuous wear and toric soft contact lenses and rigid gas permeable (RGP) materials. These products are marketed by our own sales force and through distributors to licensed eye care professionals and health product retailers. We believe our contact lenses marketed under the Bausch & Lomb, Boston, Medalist, PureVision and SofLens trademarks receive broad recognition from consumers and eye care professionals.
     Our strategy is to focus our development efforts in what we believe are the faster-growing sustainable market segments, while capitalizing on the breadth of our entire portfolio. Our SofLens66 Toric lens, a planned replacement lens for people with astigmatism, is the leading toric lens worldwide. The SofLens Multi-Focal lens, a cast-molded multifocal lens for people with presbyopia, is the number one prescribed multifocal lens in the U.S. and Europe. The PureVision spherical (or non-toric) contact lens, our breakthrough silicone hydrogel lens for up to thirty days of wear, is gaining share outside the U.S. and in 2004 we introduced a toric version of the lens in non-U.S. markets. While we have presently been prohibited from selling or marketing the PureVision product line in the U.S. due to an adverse patent lawsuit ruling, as a result of a settlement reached with CIBA Vision

Corporation (CIBA), we will relaunch both the spherical and toric versions of the product after the expiration of the patent in question in April 2005. In the second quarter of 2004, we launched the SofLens One Day lens in Japan under the Medalist brand name. Japan is the world's second-largest contact lens market. We have received regulatory approval and expect to launch Medalist II, a two-week disposable spherical (or non-specialty) lens, during the first quarter of 2005. We are awaiting regulatory approvals and expect to launch our Medalist Multi-Focal and PureVision contact lenses into the important Japanese market over the next two years. Longer-term, we believe our contact lens product category will grow as a result of these and other new products - especially silicone hydrogel offerings - and further global market expansion.

Lens Care - Revenues from lens care products constituted 23% of our total revenues in fiscal year 2004, growing 5% from 2003 (or 2% excluding the effect of currency). The global market exhibited no growth to low-single digit declines. Our lens care portfolio includes multi-purpose solutions, enzyme cleaners and saline solutions. These products are marketed by our sales force and through distributors to licensed eye care professionals, health product retailers, independent pharmacies, drug stores, food stores and mass merchandisers. We believe we have developed significant consumer and eye care professional recognition of our key lens care brands: the Bausch & Lomb, Boston, ReNu and Sensitive Eyes.
     We are the global leader in market share for lens care products. Our strategy is to outpace market trends and increase our share through continued leadership in the multi-purpose segment, the only growing category in the overall lens care market. Our flagship brand, ReNu, has the leading market position in this segment in the U.S. and our Boston brand of products for RGP lens care holds a commanding market share worldwide. In the third quarter of 2004, we introduced ReNu with MoistureLoc, an all-new multi-purpose solution in the U.S. and Europe. This is the first multi-purpose product with a labeling claim approved by the U.S. Food and Drug Administration (FDA) indicating that it provides sustained comfort and may help improve comfort for patients experiencing contact lens dryness - one of the leading causes of contact lens dropouts. We will expand the availability of ReNu with MoistureLoc into Asian markets in 2005, as well as launch ReNu MultiPlus in Japan.

Pharmaceuticals - Revenues from pharmaceuticals products comprised 24% of consolidated revenues in fiscal year 2004, and grew 12% (or 7% excluding the benefit of currency). We estimate the global ophthalmic pharmaceuticals market to be growing in the mid-to-upper single digits range. Our pharmaceuticals product category includes generic and branded prescription ophthalmic pharmaceuticals, ocular vitamins, over-the-counter medications, nutraceuticals and vision accessories. Pharmaceutical products are marketed by our sales force and distributed through wholesalers, independent pharmacies, drug stores, food stores, mass merchandisers and hospitals. Our key pharmaceutical trademarks are Bausch & Lomb, Alrex, Indocollyre, Liposic, Lotemax, Ocuvite, PreserVision, and Zylet.
     Our strategic focus for the pharmaceuticals category is on proprietary ophthalmic products, continued expansion of the vitamin product portfolio and drug delivery technologies for vitreoretinal diseases. Our recent growth in this product category has been largely driven by our lines of ocular vitamins, especially Ocuvite PreserVision, a patented vitamin supplement sold over the counter, often on the recommendation of eye care professionals. The exact formulation of vitamins and minerals in Ocuvite PreserVision was shown in a 10-year study by the National Eye Institute to reduce the risk of blindness for patients with high risk of developing age-related macular degeneration. This formulation was introduced in several additional European and Asian markets throughout 2004, and in the third quarter of 2004, a soft gel version of the original formula as well as a line extension replacing beta carotene with lutein were launched in the U.S., with global launches to follow. In addition to these lines of ocular vitamins, we launched ophthalmic nutritional products in select European markets in 2004. These products, containing Omega-3 and Omega-6 fatty acids, were designed to target the symptoms of dry eye. We expect to expand the geographic reach of these products in 2005.
     We expect to introduce Lotemax and Alrex, our prescription eye drops incorporating our proprietary corticosteroid loteprednol etabonate, in markets outside the U.S. in 2005. In addition, we launched Zylet, a new product combining loteprednol etabonate with tobramycin, an antibiotic, in the U.S. in the first quarter of 2005. We also anticipate an FDA approval for and U.S. launch of our Retisert implant to treat posterior segment uveitis in the first half of 2005 with a commercial launch thereafter.

Cataract and Vitreoretinal Surgery - Cataract and vitreoretinal revenues comprised 16% of our fiscal 2004 revenues, increasing 9% (or 4% excluding the impact of currency). The overall cataract and vitreoretinal market is estimated to be growing in the mid-single digits. Cataract surgery is the most commonly performed surgical procedure in the U.S. today. Our cataract and vitreoretinal offerings include a broad line of intraocular lenses (IOLs) as well as the Millennium line of phacoemulsification equipment. Phacoemulsification is the procedure by which the patient's natural lens is extracted during cataract surgery. We also sell disposable surgical packs and instruments that are used during the procedure. Our cataract and vitreoretinal surgery products and equipment are marketed by our sales force and through distributors to ophthalmic surgeons, hospitals and ambulatory surgery centers. We believe we have developed substantial professional recognition for our products marketed under the Bausch & Lomb, Akreos, AMVISC, Millennium, SofPort and Storz trademarks.
     Following the combination of two smaller competitors in 2004, we are now the fourth largest competitor in this market, which is dominated by one competitor, Alcon, with a share of more than 50%. Our goal in the cataract and vitreoretinal category is to improve our market share position. We believe we can do this through continued technological advances and geographic expansion for our SofPort and Akreos lines of IOLs, and increased Millennium phacoemulsification equipment placements, which should in turn lead to increased annuity sales of disposables and surgical packs. In the fourth quarter of 2004, we introduced our SofPort AO intraocular lens, an advance in technology incorporating aspheric optics to improve patients' visual acuity after surgery. In 2005, we expect to introduce an advanced optics version of our successful Akreos acrylic IOL in markets outside the U.S. and introduce an advanced inserter system for both product lines. Longer term we expect to introduce our acrylic lens into additional geographic markets, including the U.S. and Japan. We also introduced new modules to our Millennium line of microsurgical equipment in 2004, with additional enhancements expected in 2005.

Refractive Surgery - Revenues from products used in refractive surgery accounted for 7% of our 2004 revenues and grew 14% over 2003 (or 10% excluding the benefit of currency). That compares to a global market that is estimated to be growing in the low-double digits. Our products in this category include lasers, microkeratomes, diagnostic equipment and other products used in the LASIK (Laser in-situ Keratomileusis) surgical procedure. Our refractive surgery products are marketed by our sales force and through distributors to ophthalmic surgeons, hospitals and ambulatory surgery centers. We believe we have developed substantial professional recognition of our refractive surgery products and equipment marketed under the Hansatome, Technolas and Zyoptix trademarks.
     Our strategy is to improve our market share of LASIK procedures in the U.S. and to increase the number of custom LASIK procedures in markets outside the U.S., which will increase our annuity stream of revenues from procedural fees and microkeratome blades. This would have the added benefit of increasing profitability, as annuity products generally carry higher operating margins than capital equipment. Our Hansatome microkeratome, the precision cutting tool to create the corneal flap, is the most widely used microkeratome today. We also manufacture and market the disposable blades that are replaced after each LASIK procedure. We expect to launch the Zyoptix XP, our next generation microkeratome with extra precision blades, in the first half of 2005. In markets outside the U.S., our Technolas 217z laser is the most widely used laser due to its superb outcomes and low retreatment rates. In the U.S., our laser was the sixth major laser introduced to the market and our share of laser placements is considerably lower than our share in markets outside the U.S. In 2003, we received FDA approval for the Zyoptix system, a product commercially available outside the U.S. since 2000 that provides personalized refractive surgery using advanced and proprietary diagnostic instruments and proprietary algorithms to create customized firing patterns for an upgraded laser. The Zyoptix system offers patients the potential for better outcomes as compared to non-customized LASIK. Our U.S. refractive product line has posted significant growth since the commercial introduction of the Zyoptix system.

Suppliers and Customers We purchase the materials and components for each of our product categories from a wide variety of suppliers. We believe that the loss of any one supplier would not adversely affect our business to a significant extent.
     Our five product categories have different customer bases, from local drug stores to hospital chains to independent practitioners and combined purchase organizations for managed care organizations. No material part of our business, taken as a whole, is dependent upon a single or a few customers.

Patents and Licenses We actively pursue technology development and acquisition as a means to enhance our competitive position. While in the aggregate our patents are of material importance to our business taken as a whole, no single patent or patent license or group of patent licenses relating to any particular product or process is material to any product category. On July 1, 2004, the Company, CIBA and CIBA's parent company, Novartis AG, reached a final settlement agreement that resolved disputes between us in various patent infringement lawsuits and associated patent proceedings and discontinued those legal and patent proceedings. The parties further agreed to cross-license rights to their silicone hydrogel contact lens technologies. We will pay CIBA a royalty on net U.S. sales of PureVision brand contact lenses until 2014 and on net sales outside the U.S. until 2016. The settlement permits us to resume sale and manufacture of PureVision brand contact lenses in the U.S. after April 27, 2005. PureVision brand lenses will continue to be available outside the U.S. under prior court decisions and other arrangements agreed to by the parties.

Seasonality and Working Capital Because of the nature of the products sold, we are not significantly impacted by seasonality issues. In general, the working capital requirements in each of our segments are typical of those businesses.

Competition and Markets We market each of our product categories throughout the world. Each category is highly competitive in both U.S. and non-U.S. markets. For all products, we compete on the basis of product performance, quality, technology, price, service, warranty and reliability.

Research and Development Research and development constitutes an important part of our activities. Research and development expenditures included in continuing operations totaled $163 in 2004, as compared to $150 in 2003 and $128 in 2002.

Government Regulation Our products are subject to regulation by governmental authorities in the U.S. and other markets. These authorities, including the FDA in the U.S., generally require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacturing of products, as well as product labeling and marketing. In most cases, significant resources must be spent to bring a new product to market in compliance with these regulations. The regulation of pharmaceutical products and medical devices, both in the U.S. and in other markets, has historically been subject to change. Delays in the regulatory approval process may result in delays in coming to market with new products and extra costs to satisfy regulatory requirements.

Environment Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries, including those relating to discharges of substances into the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. While we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on our capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 2004 and are not anticipated to be material in 2005.

Employee Relations As of December 25, 2004 we employed approximately 12,400 employees throughout the world, including approximately 3,500 in the U.S. In general we believe our employee relations to be very good. Less than 5% of our U.S. employees (mainly in our surgical products manufacturing facilities) are represented by unions.

(d) Financial Information about Foreign and Domestic Operations

Information as to sales and long-lived assets attributable to U.S. and non-U.S. geographic regions is set forth under the section entitled Geographic Region on page 40 in Item 8. Financial Statements and Supplementary Data of this Report on Form 10-K under Note 3 — Business Segment and Geographic Information and is incorporated herein by reference.

(e) Available Information

Our internet address is http:/www.bausch.com. Our filings with the Securities and Exchange Commission (SEC), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge on our Web site as soon as reasonably practicable after we electronically file or furnish the material to the SEC. Additionally, our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charters of the Executive, Audit, Compensation and Nominating and Governance Committees of our Board of Directors are available at http:/www.bausch.com/us/vision/about/investor/governance.jsp. Such information is available in print to any shareholder requesting it.

Item 2.     Properties

The Company owns and leases a number of important principal physical properties. The Company's headquarters and one of its manufacturing facilities are located in Rochester, New York. The Company also has U.S.-based manufacturing facilities in Clearwater, Florida, Greenville, South Carolina, St. Louis, Missouri and Tampa, Florida. Outside of the U.S., the Company has manufacturing facilities in Brazil, China, France, Germany, India, Ireland and Scotland.
     Administrative, marketing, research/laboratory, distribution and warehousing facilities are located in various parts of the world.
     The Company considers its facilities suitable and adequate for the operations involved. All facilities are being productively utilized. The majority of the Company's facilities are being utilized to perform more than one operating function and, as such, may house the functions of multiple segments.

Item 3.     Legal Proceedings

A shareholder lawsuit was filed in the U.S. District Court for the Western District of New York on April 13, 2001 against the Company, and its Chief Financial Officer, Stephen C. McCluski, and former Chairman and Chief Executive Officer, William M. Carpenter, and former President, Carl E. Sassano. On August 2, 2004, the parties executed a settlement agreement to settle this matter for $12.5 million in cash, all of which will be paid by the Company's insurance carrier. Following a fairness hearing on

November 5, 2004, the court entered final judgment approving the settlement and dismissing the action on December 20, 2004.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant Set forth below is the names, ages (as of March 1, 2005), positions and offices held by and a brief account of the business experience during the past five years of each executive officer.
Name and Age	Position
Ronald L. Zarrella (55)

Chairman and Chief Executive Officer since 2001; Executive Vice President and President, General Motors North America, General Motors Corporation (1998-2001). Vice President and Group Executive, North American Vehicle Sales, Service and Marketing Group, General Motor Corporation (1994-1998).

Alan H. Farnsworth (52)

Senior Vice President and President, Europe, Middle East and Africa Region since June 2001; Corporate Vice President, Pharmaceuticals/Europe (2000-June 2001); Vice President, Corporate Development (1997-2000).

Dwain L. Hahs (52)

Senior Vice President, Global Operations and Engineering since 2000; Senior Vice President and President, Global Vision Care (November 1999-October 2000); Special Assistant to the President (October 1999-November 1999); President, Ray Ban Sun Optics, Luxottica Group SpA (June 1999-September 1999); Executive Vice President and President - Eyewear (April 1997-June 1999).

Paul G. Howes (50)

Senior Vice President and President, Americas Region since June 2003; Vice President, Mid-Atlantic Business Group, Merck & Co., Inc. (2001-June 2003); Vice President Sales and Marketing, Specialty Products, Merck & Co., Inc. (1998-2001).

John M. Loughlin (54)	Senior Vice President and President Asia Region since 2000; Corporate Vice President and President, Asia Region (1999-2000); President, North Asia Division (1996-1999).
Stephen C. McCluski (52)	Senior Vice President and Chief Financial Officer since 1995.
David R. Nachbar (42)

Senior Vice President, Human Resources since October 2002; Senior Vice President, Human Resources, The St. Paul Companies, Inc. (1998-October 2002); Vice President, Human Resources and Chief of Staff-Asia, Citibank NA (1996-1998).

Robert B. Stiles (55)	Senior Vice President and General Counsel since 1997.
Praveen Tyle (44)

Senior Vice President, Research & Development, and Chief Scientific Officer since July 2004; Group Vice President, Pharmaceutical Sciences and Manufacturing, Biovail Corporation (2003-July 2004); Vice President, Global Head, Global Pharmaceutical Sciences, Pharmacia Corporation (2001-2003); Vice President, Pharmaceutical Sciences - U.S., Pharmacia Corporation (1999-2001); Senior Vice President, Development and Operations and Chief Technical Officer, Aronex Pharmaceuticals Inc. (1998-1999).

Geoffrey F. Ide (51)	Corporate Vice President and President, Japan since November 1999; President, Japan (March 1999-October 1999); Vice President Marketing, Vision Care, Europe, Middle East and Africa (1995-March 1999).

Evon L. Jones (40)

Corporate Vice President and Chief Information Officer since January 2005; Senior Vice President and Chief Information Officer, The Dial Corporation (2001-2004); Senior Vice President and Chief Information Officer, America West Holdings Corporation (1998-2001).

Barbara M. Kelley (58)	Corporate Vice President, Communications and Investor Relations since 2001; Corporate Vice President, Communications (1997-2001).
Jurij Z. Kushner (54)	Corporate Vice President, Controller since 1995.
Brian Levy (52)	Corporate Vice President and Chief Medical Officer since March 2004; Vice President, Clinical & Medical Affairs (2000-March 2004); Vice President, Research & Development (1997-2000).
Angela J. Panzarella (47)	Corporate Vice President, Global Vision Care since October 2001; Corporate Vice President, Investor Relations (1997-2001).
Gary M. Phillips (38)

Corporate Vice President, Global Pharmaceutical since September 2002; Executive Director, Strategic Planning, Novartis Pharmaceuticals (2000-2002); Director, Portfolio Management and Strategic Planning, Wyeth-Ayerst Pharmaceuticals (1999-2000); Managing Consultant, Pharmaceutical Strategy Practice, Towers Perrin (1997-1999).

Efrain Rivera (48)

Corporate Vice President and Treasurer since November 2004; Corporate Vice President and Assistant Treasurer (2003-November 2004); Leave of Absence (January 2003-December 2003); Corporate Vice President and President, Latin America and Canada (2002-Janaury 2003); President, Bausch & Lomb Latin America and General Manager, Bausch & Lomb Mexico (2001-2002); Vice President and Controller, Vision Care (1998-2001).

Kamal K. Sarbadhikari (62)

Corporate Vice President since February 2005; Corporate Vice President, Global Surgical (2002-February 2005); Vice President, Product Commercialization Research, Development & Engineering (2000-2002); Vice President, Engineering, Vision Care (1998-2000).

Henry C. Tung (46)

Corporate Vice President, Global Surgical since February 7, 2005; Vice President, New Business Development, Boston Scientific Corporation (2000-February 2005); Consultant, McKinsey & Company (1998-2000).

     All officers serve on a year-to-year basis through the day of the annual meeting of shareholders of the Company and there is no arrangement or understanding among any of the officers of the Company and any other persons pursuant to which such officer was selected as an officer.

Part II

Item 5.     Market for Bausch & Lomb Incorporated's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

The section entitled Dividends as set forth on page 20 in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report on Form 10-K is incorporated herein by reference.
     The table entitled Quarterly Stock Prices (unaudited) as set forth on page 58 in Item 8. Financial Statements and Supplementary Data of this Report on Form 10-K under Note 23 — Quarterly Results, Stock Prices and Selected Financial Data is incorporated herein by reference.

Equity Compensation Plan Information - The following table represents options and restricted shares outstanding under the 1990 and 2001 Stock Incentive Plans, the 2003 Long-Term Incentive Plans and the Annual Retainer Stock Plan for Non-Employee Directors as of December 25, 2004:
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Options:
Equity compensation plans approved by security holders	5,769,936[1]	$46.01	6,711,968 [1]
Equity compensation plans not approved by security holders	750,893	$39.96	- [2]
Total Options	6,520,829	$45.31	6,711,968
Restricted Stock Awards:
Equity compensation plans approved by security holders	544,370 [3]
Equity compensation plans not approved by security holders	38,950		-
Total Restricted Stock Awards	583,320		-

1     Represents awards issued under the 1990 Stock Plan and 2003 Long-Term Incentive Plan. Shares remaining available for issuance consist of 6,639,132 shares from the 2003 Plan of which no more than 1,679,502 shares may be issued as grants other than options and SARs and 72,836 shares from the Annual Retainer Stock Plan for Non-Employee Directors. There are no shares available for issuance under the 1990 Plan.
2     The 2001 Stock Incentive Plan was approved by the Board of Directors on January 22, 2001. The Plan provides for an annual pool of shares for grant of options and restricted shares equal to 2% of outstanding shares. Eligible participants include all employees but not officers or directors. Options granted under the Plan have an option price equal to 100% of the fair market value of the stock on the date of grant and a term of ten years. The options typically vest ratably over three years and restricted shares vest 50% after two years and 50% after three years with vesting contingent upon a continued employment relationship with the Company. Effective January 1, 2003, the Board amended this Plan to allow for no further awards under this Plan.
3     Included in this number are performance share awards that were granted under the 1990 Stock Incentive Plan which upon achievement of performance goals may be distributed immediately or deferred under the Restricted Stock Deferred Compensation Plan as elected by the participant. At December 25, 2004, 234,555 shares had been deferred and will be paid out in shares based on the election made by the participant.

Issuer purchases of equity securities
Period	Total Number of Shares Purchased 1	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program 2	Maximum Number of Shares that May Yet Be Purchased Under the Program 2
September 26, 2004 - October 23, 2004	1,040	$65.89	-	1,109,000
October 24, 2004 - November 20, 2004	301,632	$59.28	300,000	809,000
November 21, 2004 - December 25, 2004	66,032	$61.73	59,162	749,838
Total	368,704	$59.74	359,162	749,838

1     Shares purchased during the quarter include purchases pursuant to a publicly announced repurchase program (see footnote 2 below), stock compensation plans and deferred compensation plans.
2     On January 27, 2004, the Board of Directors authorized a program to repurchase up to two million shares of the Company's outstanding Common stock. During the fourth quarter ended December 25, 2004, 359,162 shares were repurchased at an average price of $59.68. There is no expiration date for this program. No other repurchase programs expired or existed during the fourth quarter ended December 25, 2004.

Item 6.     Selected Financial Data

The table entitled Selected Financial Data (unaudited) as set forth on page 59 in Item 8. Financial Statements and Supplementary Data of this Report on Form 10-K under Note 23 — Quarterly Results, Stock Prices and Selected Financial Data is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review
Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements, contains management's discussion and analysis of results of operations, liquidity and 2005 outlook for Bausch & Lomb Incorporated (the Company). Management's discussion and analysis of results of operations includes a non-GAAP constant-currency measure employed by the Company. Management views constant-currency results as a key performance measure of organic business growth trends. The Company monitors its constant-currency performance for non-U.S. operations and the Company as a whole. Constant-currency results are calculated by translating actual current-year and prior-year local currency revenues and expenses at the same predetermined exchange rates. The translated results are then used to determine year-over-year percentage increases or decreases that exclude the impact of currency. In addition, constant-currency results are used by management to assess non-U.S. operations' performance against yearly targets for the purpose of calculating a portion of the bonus amounts for certain regional bonus-eligible employees.
     References within this financial review to earnings per share refer to diluted earnings per share.

Executive Overview

Bausch & Lomb is a global eye health company, dedicated to perfecting vision and enhancing life for consumers around the world. The Company develops, manufactures and sells soft and rigid gas permeable (RGP) contact lenses and lens care products, ophthalmic pharmaceuticals and products used in ophthalmic surgery. The Company's products are available in more than 100 countries. The Bausch & Lomb name is one of the best known and most respected healthcare brands in the world.
     Because the Company's products are sold worldwide (with approximately 60% of revenues derived in geographies outside the United States), the Company's reported financial results are impacted by fluctuations in foreign currency exchange rates. In the three-year period covered by this report, those impacts have generally provided a positive benefit to reported results as compared to constant-currency results. The Company's translation risk exposures at the revenue line are principally to the euro and the Japanese yen. At the earnings line, the exposures are principally to the yen. In general, the Company does not use financial instruments to hedge translation risk.
     The Company conducts its global business through five business segments. The Company's commercial business segments, responsible for interacting with customers in their respective geographies are the Americas region; the Europe, Middle East and Africa region (Europe) and the Asia region. The Global Supply Chain segment is responsible for manufacturing, distribution and logistics activities for all product categories in all geographies. The Research, Development & Engineering segment has global responsibility across all product categories for product research and development, clinical and medical affairs, as well as regulatory affairs and quality.
     The Company's corporate strategy is to enhance its already strong presence in the estimated $20 billion global eye health market by focusing on:

-	Increasing investment in research and development to yield a robust pipeline of technologically differentiated new products.
-	Continuing to enhance the Company's organizational capabilities through the ongoing implementation of disciplined business processes in all areas, particularly sales.
-	Further geographic expansion of the Company's key products, especially in under-penetrated markets in Asia.
-	Capitalizing on the strength of the Bausch & Lomb brand.

     Management believes the Company's strengths and drivers of future growth include:

-	Strong global market positions in contact lens and lens care products, ophthalmic pharmaceuticals and ophthalmic surgery.
-	Favorable demographic trends impacting the markets in which the Company's products compete, such as the aging of the population and an increase in the incidence of myopia.
-	An organizational infrastructure that provides a significant opportunity to leverage anticipated constant-currency sales growth into higher operating earnings growth for the next several years.
-	Continuing focus on faster growing business segments and geographies.
-	A strong balance sheet, increased cash flow from operations and available access to capital.

     Despite these strengths, the eye health market is intensely competitive, and is characterized by continuous product development, frequent new product introduction and price competition. The Company is focused on bringing new innovations to the market to sustain its leading positions while improving overall profitability. The Company's success and future growth depend, in part, on its ability to develop products which are more effective in treating conditions of the eye or that incorporate the latest technologies, to efficiently manufacture and effectively market those products and to convince a sufficient number of consumers and eye care practitioners to use them.
     The Company devotes substantial resources to research and development (R&D), and currently holds more than 2,100 patents and has more than 1,500 pending patent applications. The R&D process is expensive, prolonged and entails considerable uncertainty. Because of the complexities and uncertainties associated with ophthalmic R&D, products the Company is currently developing may not complete the development process or obtain the regulatory approvals required to market such products.
     The Company's ability to maintain operating margins may be affected by regulatory activities, particularly for pharmaceutical and surgical products. Further, managed care organizations and governments continue to place increased emphasis on the delivery of more cost-effective medical therapies. Many third-party payers for hospital services have substantially revised their payment methodologies in recent years, resulting in stricter standards for reimbursement of hospital and outpatient charges.
     To offset the potentially negative impact of these items, the Company is intensely focused on improving its manufacturing efficiency and controlling costs. Management believes the profitability improvement initiatives in place since mid-2002 have been successful, and that its infrastructure is capable of supporting a much higher revenue base. The Company has implemented a number of manufacturing initiatives incorporating Lean principles and automation, which have yielded gross margin improvements. The Company's goal also is to manage selling, administrative and general expenses to help support increased levels of R&D spending. Together, these activities are designed to further increase operating margins in the future.

Financial Overview

The Company reported net income of $160 or $2.93 per share for the year ended December 25, 2004, compared to 2003 net income of $126 or $2.34 per share and 2002 net income of $73 or $1.34 per share. Net income for the year ended December 27, 2003 includes a charge of $1 or $0.02 per share as a cumulative change in accounting principle related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143 on December 29, 2002, as described in Note 19 — Supplemental Balance Sheet Information. A reconciliation of net income and earnings per share to income and earnings per share before cumulative effect of change in accounting principle is presented below:

	2004		2003		2002
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income	$159.6	$2.93	$125.5	$2.34	$72.5	$1.34
Cumulative effect of change in accounting principle, net of taxes, due to adoption of SFAS No. 143	-	-	0.9	0.02	-	-
Income before cumulative effect of change in accounting principle	$159.6	$2.93	$126.4	$2.36	$72.5	$1.34

Average Shares Outstanding - Diluted (000s)		54,504		53,519		53,997

     The Company's results for 2003 and 2002 were impacted by several significant events, summarized below. There were no significant events impacting 2004 results.
     During the fourth quarter of 2003, foreign currency income of $7 before taxes was realized upon the liquidation of certain non-U.S. subsidiaries as part of the Company's ongoing effort to simplify its legal entity structure and reduce overhead costs. The Company also recorded a $6 pre-tax reversal in severance-related restructuring charges as certain anticipated termination actions and plant closures did not occur due to an increased demand for certain product lines. All actions related to this restructuring plan were completed by the end of 2003. Also during the fourth quarter of 2003, R&D expense of $6 before taxes was recorded associated with the acquisition of an early-stage pharmaceutical technology the Company had previously been developing with a third-party partner. The 2003 significant items, excluding a $1 loss on the adoption of SFAS No. 143, already reflected in net income, aggregated to contribute a net after-tax increase of $5 or $0.09 per share.
     Restructuring charges and asset write-offs recorded during 2002 include $26 before taxes related to the profitability improvement plan announced and recorded during the third quarter of 2002, as well as severance associated with the transfer of PureVision contact lens manufacturing from the U.S. to Ireland as a result of a ruling against the Company in a U.S. patent lawsuit. Restructuring charges and asset write-offs also included $24 before taxes recorded during the first quarter of 2002 related to the second phase of a 2001 restructuring program designed to reduce ongoing operating costs. Additionally, a $1 pre-tax reversal of previously recorded restructuring charges related to the 2001 program was recorded during the third quarter of 2002. Pre-tax gains on the sale of the Company's remaining equity interest in Charles River Laboratories, Inc. of $28 were realized in the first quarter of 2002. Finally, during 2002, an outside partner exercised its put right for all of its partnership interest and the Company recorded a one-time early liquidation premium, which was recorded as an after-tax minority interest charge of $7. The 2002 significant items reduced net income by $21 or $0.39 per share.

Net Sales and Income by Business Segment and Geographic Region

Total Company net sales in 2004 increased 11% from 2003 and increased 6% in constant currency. Total Company net sales in 2003 increased 11% from 2002 or 4% in constant currency.

Geographic Region Net sales in markets outside the U.S. totaled $1,373 in 2004, an increase of $164 or 14% (6% excluding the impact of currency) over the prior year. In 2003, non-U.S. sales were $1,208 compared to $1,055 in 2002, an increase of $153 or 15%. Excluding the impact of currency, 2003 net sales outside the U.S. increased 3%. Net sales outside the U.S. represented approximately 61%, 60% and 58% of consolidated net sales in 2004, 2003 and 2002, respectively.
     Net U.S. sales totaled $860 in 2004, an increase of $49 or 6% over 2003. Net U.S. sales totaled $811 in 2003 compared to $762 in the prior year, an increase of $49 or 6%. Net U.S. sales represented approximately 39%, 40% and 42% of consolidated net sales for 2004, 2003 and 2002, respectively, with U.S. revenues representing approximately 90% of the Americas segment revenue in each year.

Business Segment The Company's segments are the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research, Development & Engineering organization and the Global Supply Chain organization. In each geographic segment, the Company markets products in five product categories: contact lens, lens care, pharmaceuticals, cataract and vitreoretinal, and refractive. The contact lens category includes traditional, planned replacement disposable, daily disposable, multifocal, continuous wear and toric soft lenses and rigid gas permeable lenses and materials. The lens care category includes multi-purpose solutions, enzyme cleaners and saline solutions. The pharmaceuticals category includes generic and proprietary prescription ophthalmic drugs, ocular vitamins, over-the-counter medications and vision accessories. The cataract and vitreoretinal category includes intraocular lenses, phacoemulsification equipment and related disposable products, and viscoelastics and other products used in cataract and vitreoretinal surgery. The refractive category includes lasers, microkeratomes, diagnostic equipment and other products and equipment used in refractive surgery. There are no transfers of products between product categories.

     Operating income is the primary measure of segment income. Segment income excludes the significant items noted in the Financial Overview. The following table summarizes net sales and operating income by segment and presents total company operating income:
	2004		2003		2002

	As Reported	Percent of Total Net Sales	As Reported	Percent of Total Net Sales	As Reported	Percent of Total Net Sales
Net Sales
Americas	$ 955.5	43%	$ 901.3	45%	$ 844.1	46%
Europe	819.9	37%	723.2	36%	613.1	34%
Asia	456.9	20%	395.0	19%	359.5	20%
	$2,232.3		$2,019.5		$1,816.7

Operating Income (Costs)
Americas	$ 322.1		$ 284.2		$ 247.9
Europe	251.0		202.1		154.9
Asia	129.8		108.3		106.4
Research, Development & Engineering	(190.6)		(174.8)		(145.2)
Global Supply Chain	(149.3)		(116.7)		(107.2)
Segment Income	$ 363.0		$ 303.1		$ 256.8
Corporate administration 1	(83.4)		(68.2)		(58.1)
Restructuring reversals (charges) and asset write-offs 2	-		6.3		(49.0)
Other significant charges 3	-		(5.6)		-
Operating Income	$ 279.6		$ 235.6		$ 149.7

1     Corporate administration expenses are discussed in Operating Costs and Expenses.
2     Income (expenses) associated with certain restructuring plans as described in Restructuring Charges and Asset Write-offs.
3     Other significant charges in 2003 pertain to R&D expense associated with the acquisition of an early-stage pharmaceutical technology.

2004 Versus 2003 Each of the Company's geographic regions experienced growth on a constant-currency basis during 2004 in the lens, pharmaceuticals, cataract and vitreoretinal, and refractive product categories. Sales of contact lenses increased 8% excluding currency effects, with strong revenue increases reported for the SofLens66 Toric, SofLens One Day, SofLens Multi-Focal and SofLens59 contact lens products, as well as the PureVision line of contact lenses. Combined, these products represented more than 50% of contact lens revenues and grew almost 30% during 2004, benefiting from continued market expansion and share gains. Lens care sales were up 2% on a constant-currency basis. The Americas and Asia regions experienced lens care constant-currency growth during 2004 while lens care performance was flat in Europe. Those were encouraging results given overall lens care market dynamics. The pharmaceuticals category growth was mainly attributable to the continued market success and geographic expansion of the Ocuvite PreserVision and other Ocuvite lines of ocular vitamins. Strong gains were also noted in the Americas region for Lotemax and Alrex, the Company's lines of prescription steroid eye drops. In Europe, pharmaceuticals category growth was tempered by the continued impact of government pharmaceuticals pricing legislation in Germany. Higher sales of cataract and vitreoretinal surgery products reflected high single digit constant-currency gains for intraocular lenses (IOLs). Growth in the SofPort and Akreos lines of IOLs more than offset declines for older technology products. Constant-currency growth was also recorded for phacoemulsification products. Constant-currency growth in refractive surgery revenue was primarily attributable to higher sales of per-procedure cards and microkeratome blades.

2003 Versus 2002 On a constant-currency basis, each geographic segment experienced growth in the contact lens and pharmaceutical product categories during 2003. Growth in contact lens net sales was attributed to gains in the Company's planned replacement and disposable and rigid gas permeable lenses which more than offset declines in traditional modalities. Growth within the pharmaceuticals product category reflected continued success of the Company's lines of ocular vitamins. In the lens care category, constant-currency net sales gains in the Americas and Asia offset modest declines in Europe, with overall growth resulting from gains in the ReNu brand of multi-purpose solutions. Constant-currency cataract and vitreoretinal surgery revenue increases in Europe offset declines in the Americas and Asia. Double-digit growth in constant-currency refractive surgery revenue in the Americas was more than offset by declines in Europe and Asia. Higher sales of per-procedure cards were noted in each geographic segment with more-than-offsetting declines in other refractive product offerings in the Europe and Asia regions.
     The following three sections entitled Americas, Europe and Asia describe year-over-year net sales results by product category for 2004 and 2003 in each geographic segment.

Americas
2004 Versus 2003 The Americas segment's net sales were $956 for 2004, a 6% increase in both actual dollars and in constant currency over 2003. The segment experienced gains in all product categories in 2004.
     Contact Lens - In the Americas segment, contact lens revenues increased 8% and 7% in actual dollars and in constant currency, respectively, compared to 2003. This growth was led by both SofLens Multi-Focal and SofLens66 Toric contact lenses, which continue to maintain their strong leadership positions in the Americas. SofLens Multi-Focal lens sales almost doubled. The product remains the number one dispensed multifocal contact lens in the U.S., with a market share of approximately 40%. SofLens66 Toric contact lens revenues grew slightly less than 20% and, according to the most recent market data, the lens achieved an all-time high share of patient fits in 2004. The solid performance of SofLens Multi-Focal and SofLens66 Toric contact lenses was somewhat tempered by weakness in U.S. two-week disposable SVS products, where more doctors are fitting patients with competitive silicone hydrogel offerings. The Company believes that the 2005 re-introduction of its PureVision lenses in the U.S., resulting from a final settlement of patent litigation regarding the PureVision lenses in July 2004, will help the Company regain share in the SVS category. The Company will continue to make additional capital investments in 2005 to increase manufacturing capacity for this re-introduction.
     Lens Care - Lens care net sales in the Americas increased 1% in both actual dollars and in constant currency. The Company continues to maintain its leading market position in the U.S. lens care market in both multi-purpose and rigid gas permeable solutions. Additionally, the Company introduced its next-generation product, ReNu with MoistureLoc solution in the third quarter of 2004. This newly patented solution provides sustained comfort. It is the first multi-purpose product with a labeling claim approved by the FDA that it may improve comfort for patients experiencing contact lens dryness, which is a leading cause of discontinued lens wear.
     Pharmaceuticals - Pharmaceutical net sales for the Americas segment experienced 11% growth in 2004 in both actual dollars and in constant currency. Strong sales growth in ocular nutritionals, proprietary pharmaceuticals and multisource products contributed to the overall increase. The Company's ocular vitamin franchise posted growth of more than 20% in 2004, with the Ocuvite PreserVision brand up more than 40%. Late in the third quarter, the Company introduced an easy-to-swallow soft gel version of the original AREDS formula, as well as a line extension containing lutein instead of beta carotene. The Company believes the soft gel versions will help increase patient compliance with the recommended dosage, and grow the user base. In proprietary pharmaceuticals, both Alrex and Lotemax, the Company's prescription eye drops containing loteprednol etabonate, posted sales growth in excess of 25% in 2004, reflecting an increase in prescriptions written for both products. The Company believes these results are attributable to an increased emphasis on the loteprednol etabonate portfolio by the Company's dedicated pharmaceuticals sales force in advance of the January 2005 launch of Zylet ophthalmic suspension (a combination of loteprednol etabonate and tobramycin), and to the increased visibility of the products in podium presentations and professional publications.
     Cataract and Vitreoretinal - In the Americas segment, cataract and vitreoretinal sales increased 2% and 1% in actual dollars and in constant currency, respectively. The increases were led by higher IOL sales in 2004 of about 10%. Growth in sales of the Company's silicone IOL products, most notably the SofPort brand, were even stronger, at more than 20%. In October 2004, the Company launched its newest IOL innovation, SofPort AO. This is the first IOL in the U.S. with an aberration-free design. The Company believes that doctors have recognized that this lens can provide their patients with exceptional optical performance and the potential for improved contrast sensitivity post surgery. The gains in IOL revenues were partially offset by lower revenues for phacoemulsification products.
     Refractive - Americas region refractive net sales increased 15% in 2004 in actual dollars and 14% in constant currency, despite a decline in net sales in the 2004 fourth quarter as compared to the same 2003 period. The growth in 2004 reflected incremental sales of U.S. equipment and higher margin per-procedure cards associated with the Company's Zyoptix system for customized LASIK surgery. Other factors were sales increases of more than 50% for standard LASIK procedure cards, as well as a greater than 10% increase in microkeratome blade volume. The 2003 fourth quarter included revenues associated with the significant number of lasers placed immediately following the fourth-quarter launch of the Zyoptix system in the United States.

2003 Versus 2002 The Americas segment's net sales were $901 for 2003 or a 7% increase (6% in constant currency) over 2002. The segment experienced gains in each product category with the exception of a slight decline in the cataract and vitreoretinal product category.
     Contact Lens - In the Americas segment, contact lens revenues increased 3% and 2% in actual dollars and in constant currency, respectively, compared to 2002. This growth was mainly attributable to sales of the SofLens66 Toric contact lens, which continued

to hold its market-leading position, and incremental sales of the SofLens Multi-Focal contact lens, which was introduced in the fourth quarter of 2002 and quickly became the number one prescribed multifocal lens in the U.S. These gains more than offset the absence of U.S. PureVision contact lens sales in 2003 after a court ordered discontinuance of PureVision contact lens sales in the U.S. in June 2002. Excluding revenues from PureVision contact lenses in 2002, contact lens sales increased 10% in constant currency during 2003.
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
     Pharmaceuticals - The Americas segment experienced 16% growth in pharmaceutical net sales during 2003 over 2002 in both actual dollars and in constant currency. This growth was fueled by strong sales of multisource pharmaceutical products and ocular vitamins. In the multisource product line, higher sales under government contracts and incremental sales from the Company's launch of brimonidine, a generic version of Alphagan, were partially offset by reduced sales of generic otic products. In the Company's lines of ocular vitamins, Ocuvite PreserVision continued to post strong results. The Company's U.S. market share held at more than 70%, a position that was strengthened during the fourth quarter of 2003 when the Company was granted patent protection around the formula and method of manufacture for Ocuvite PreserVision ocular vitamins. These growth trends were slightly offset by lower sales within the proprietary portfolio, particularly for the Lotemax brand, where third- and fourth-quarter 2002 revenues benefited from wholesalers' buying in advance of an anticipated price increase.
     Cataract and Vitreoretinal - Net sales of cataract and vitreoretinal products were essentially flat in actual dollars and down 1% excluding currency versus the prior year. Gains in instruments and vitreoretinal products were offset by declines in revenues from phacoemulsification products and viscoelastics. Full-year declines were also noted in IOL revenues, but these trends reversed during the fourth quarter of 2003, when IOL revenues increased for the first time in more than two years. The fourth-quarter increase was driven by the steady growth of the Company's silicone franchise, predominately the SofPort system launched earlier in 2003, which more than offset the effect of the Company's PMMA IOL rationalization efforts.
     Refractive - The Americas segment posted strong growth in this category as refractive net sales increased 12% in 2003 in actual dollars and 10% in constant currency. Year-to-date increases were led by fourth-quarter gains in excess of 50% that were attributable to the demand for the Company's Zyoptix system, which received FDA approval in the U.S. during the fourth quarter. Laser card revenues were also up significantly for both Zyoptix system and standard LASIK procedures. The region also experienced growth in net sales of other laser parts and service.

Europe
2004 Versus 2003 Net sales in the Europe segment increased 13%. Excluding the impact of currency, net sales increased 4% compared to the prior year. The segment experienced gains in all product categories except lens care where performance was flat.
     Contact Lens - Contact lens net sales in the Europe region increased 15% in 2004 compared to 2003 (5% in constant currency). This growth was primarily driven by the continued strength and market leading positions for SofLens66 Toric and SofLens Multi-Focal lenses as well as continued growth for the PureVision family of contact lenses. The PureVision lens franchise grew over 20% in 2004, benefiting from the introduction of PureVision Toric lenses in May and strong growth in the PureVision SVS line. Feedback from eye care practitioners about PureVision Toric lenses has been extremely positive.
     Lens Care - In Europe, lens care product net sales increased 9% in actual dollars and were flat on a constant-currency basis compared to 2003. The overall European lens care market had experienced declines through the third quarter, primarily related to older technology regimens. ReNu with MoistureLoc solution was launched in limited markets during the third quarter and by the end of the fourth quarter, the product was available in all major markets in the region. Sales of the ReNu line of multi-purpose solutions grew approximately 20% in the fourth quarter over the prior year fourth quarter. The Company believes the fourth-quarter lens care improvement was a result of strong market acceptance of ReNu with MoistureLoc solution as evidenced by positive feedback from practitioners and their patients.
     Pharmaceuticals - Pharmaceuticals net sales for the Europe segment increased 12% in actual dollars and 2% in constant currency, with increases in most markets in the region. Overall, sales of ocular vitamins, anti-infective and anti-inflammatory products throughout Europe reported constant-currency gains for the year. Growth was led by ocular nutritional products, including Ocuvite and Ocuvite PreserVision, plus two other products containing Omega-3 and Omega-6 fatty acids which target age-related macular degeneration and dry eye, respectively. This growth was somewhat offset by general sales declines for most other product categories in Germany, where government pharmaceuticals pricing and reimbursement legislation negatively impacted revenues.
     Cataract and Vitreoretinal - European cataract and vitreoretinal net sales grew 16% and 6% for the year in actual dollars and on a constant-currency basis, respectively. These increases mainly reflect higher sales of phacoemulsification products and IOLs. The Akreos acrylic IOL was the Company's leading IOL product in Europe, with year-over-year sales gains in excess of 30%. IOL sales in total were up 2% reflecting the continuing trend among European surgeons to use more advanced designs and foldable materials rather than PMMA IOLs. Sales of phacoemulsification products increased approximately 10% for the year.
     Refractive - Refractive sales in the Europe region grew 18% in 2004 (9% in constant currency) compared to 2003. This growth reflected higher revenues from Zyoptix system upgrades, per-procedure cards, diagnostic equipment and microkeratome blades.

2003 Versus 2002 Net sales in the Europe segment increased 18%. Excluding the impact of currency, net sales increased 2% compared to the prior year. The segment experienced gains in contact lens, pharmaceutical, and cataract and vitreoretinal net sales on a constant-currency basis. These gains were partially offset by declines in the lens care and refractive product categories.
     Contact Lens - Contact lens net sales in the Europe segment increased 22% in 2003 compared to 2002 (6% in constant currency). These increases reflected strong gains for planned replacement and disposable offerings, particularly SofLens66 Toric, and incremental revenues from SofLens Multi-Focal contact lenses. The SofLens66 Toric brand maintained its number one position in the region. The SofLens Multi-Focal lens received an enthusiastic response from doctors and patients, and captured over 20% of the European multifocal market in its introductory year. Full-year gains were also noted for PureVision contact lenses.
     Lens Care - In Europe, lens care product net sales increased 8% over 2002, but declined 6% in constant currency. The decline reflected the Company's 2002 decision to exit certain non-strategic and low margin lines of lens care products acquired as part of the Woehlk acquisition in October 2000.
    Pharmaceuticals - Pharmaceuticals net sales for the Europe segment increased 20% in actual dollars but only 1% in constant currency. The overall growth reflected increased distribution for ocular vitamins, including Ocuvite PreserVision and other Ocuvite products, which were launched in additional European markets throughout the year. In Germany, constant-currency revenue gains were experienced for both prescription and OTC products. This was partially attributable to wholesalers stocking up on products during the fourth quarter in anticipation of government-mandated pricing programs which took effect in 2004 and resulted in more expensive generic drugs. Sales in France posted growth from increased sales of glaucoma products, including a long-acting version of Carteol launched early in 2003. These full-year increases were in large part offset by the impact from the Company's decision in the second half of 2002 to exit certain non-strategic product lines acquired with the Groupe Chauvin acquisition in 2000.
     Cataract and Vitreoretinal - European cataract and vitreoretinal sales posted increases of 25% and 9% in 2003 in actual dollars and on a constant-currency basis, respectively. Across the region, this growth was driven by higher sales of IOLs, most notably the Akreos acrylic lens. Higher sales of phacoemulsification products also contributed to this growth. Spain continued to make a contribution to growth in this product category as the Company is now selling direct in that market as a result of its acquisition of a cataract distributor in September 2002.
     Refractive - Refractive sales in the Europe region were down 2% in 2003 or 15% in constant currency, compared to 2002. Higher sales of Zyoptix cards, service revenue and an increase in laser sales in the fourth quarter, spurred by the launch of the Company's Technolas z100 laser, were more than offset by declines in most other refractive product lines. Market conditions remained subdued across much of the region throughout 2003, with most countries reporting flat to declining procedure volumes. In spite of this, the Company continued to experience an increase in the number of Zyoptix cards sold.

Asia
2004 Versus 2003 Net sales in the Asia segment increased 16%. Excluding the impact of currency, net sales increased 11% compared to the prior year. The segment experienced gains in all product categories in 2004.
     Contact Lens - The Asia segment's contact lens net sales increased 19% (13% in constant currency) in 2004 due to strong performance in most markets in the region, especially Japan. In Japan, constant-currency sales were up approximately 13%, reflecting the launch of Medalist One Day contact lenses in the first half of 2004 as well as continued strong sales growth for the Company's disposable toric contact lens product. Distribution of Medalist One Day lenses continued to expand in the fourth quarter. The Company also continued to maintain a share of more than 50% of the Japanese disposable toric contact lens market in 2004. The rest of Asia experienced constant-currency gains approximating 14% during 2004, primarily led by China.
     Lens Care - In Asia, revenues for the year increased 9% in actual dollars and 5% in constant currency mainly on the strength of multi-purpose solutions, which grew 8% for the year. The Company launched ReNu with MoistureLoc solution in Hong Kong, Singapore and Malaysia during the fourth quarter and the Company believes the response from the trade was very encouraging. The Company plans to launch ReNu with MoistureLoc solution in other key markets in Asia as regulatory approvals are received. Older generation multi-purpose solutions continued to perform well in 2004, particularly in China, where the Company continues to be the market leader, and Japan.
     Pharmaceuticals - The Company's pharmaceutical product category is primarily focused in the Americas and Europe regions. Net sales of pharmaceuticals in Asia were immaterial to its overall results of operations for 2004 and 2003. The Company continues to expand and introduce its pharmaceutical products in this region, particularly its vitamin franchise.
     Cataract and Vitreoretinal - Revenue from the cataract and vitreoretinal product category in Asia increased 16% (11% in constant currency) in 2004, reflecting growth in markets outside of Japan. Those markets experienced strong sales in the SofPort and Akreos lines of IOLs. The Company also expanded its installed base of Millennium systems, particularly in the developing markets of China and India, which resulted in higher sales of phacoemulsification products and viscoelastics in the region.

     Refractive - Refractive net sales in Asia increased 7% (5% excluding the impact of currency) in 2004. Increased revenues from Zyoptix system upgrades, per-procedure cards and microkeratome blades reflected an increase in Zyoptix system penetration and increased laser utilization in the region. These gains were somewhat offset by a decrease in new laser placements as compared to the prior year, reflecting the launch of the Technolas z100 laser in 2003.

2003 Versus 2002 The Asia segment's net sales for 2003 increased 10% (4% in constant currency) compared to the prior year. The segment experienced growth in contact lenses and lens care in both actual dollars and in constant currency. These gains were partially offset by declines in the surgical category.
     Contact Lens - The Asia segment's contact lens net sales increased 13% (7% in constant currency). This performance largely reflected sales increases in Japan and China. In Japan, Medalist Toric lenses continued to gain share and registered significant year-on-year revenue increases, while in China, the Company's lens franchise posted healthy growth in 2003 despite the impact of SARS early in the year.
     Lens Care - In Asia, lens care revenue increased 11% and 6% in actual dollars and in constant currency, respectively, led by the strength of the Company's ReNu brand which continued to lead the lens care market in the region. This position was bolstered through direct-to-consumer messaging about the benefits of chemical disinfectants in several key geographies during 2003.
     Pharmaceuticals - The Company continued to expand and introduce its pharmaceutical products in this region, particularly its vitamin franchise. Net sales of pharmaceuticals in Asia were immaterial to its overall results of operations in 2003 and 2002.
     Cataract and Vitreoretinal - Sales of the cataract and vitreoretinal product category in Asia was down 2% compared to 2002. Excluding the impact of currency, sales decreased 8%. Declines were mainly attributable to Japan, which more than offset constant-currency growth in other markets in the region. The Company's Japanese cataract category continued to be impacted by a loss of share in IOLs, caused by a lack of a competitive foldable offering in the fastest growing market segment. The Company does not expect Japanese approval of its Akreos IOL in the short term, and continues to focus on the remainder of the IOL portfolio as well as its lines of phacoemulsification equipment and supplies, while working to reduce cost and exploring opportunities to accelerate new regulatory applications currently on file.
     Refractive - Refractive net sales in Asia declined 4% and excluding the impact of currency, declined 7%. Higher sales of lasers, largely due to the launch of the premium-priced Technolas z100 laser, per-procedure cards and other laser parts and services were more than offset by declines in microkeratomes and related refractive products.

     The following table presents total Company net sales by product categories for the years 2004, 2003 and 2002:
	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency
2004
Contact Lens	$ 675.2	14%	8%
Lens Care	521.9	5%	2%
Pharmaceuticals	524.7	12%	7%
Cataract and Vitreoretinal	358.3	9%	4%
Refractive	152.2	14%	10%
	$2,232.3	11%	6%

2003
Contact Lens	$ 591.8	13%	5%
Lens Care	498.9	7%	3%
Pharmaceuticals	467.9	18%	9%
Cataract and Vitreoretinal	327.9	9%	2%
Refractive	133.0	3%	(3%)
	$2,019.5	11%	4%

2002
Contact Lens	$ 523.9	13%	12%
Lens Care	465.5	12%	11%
Pharmaceuticals	396.1	15%	14%
Cataract and Vitreoretinal	301.8	(1%)	(2%)
Refractive	129.4	(6%)	(7%)
	$1,816.7	9%	8%

Segment Income Segment income excludes certain significant items such as restructuring charges and reversals, asset write-offs and other significant charges, as well as corporate administration expenses.

2004 Versus 2003 In 2004, segment income increased $60 or 20% as compared to the prior year. Increases in sales of higher margin products (including cataract and vitreoretinal, contact lenses and proprietary pharmaceuticals and ocular nutritionals in the Americas) were experienced by all commercial segments. Continued manufacturing cost savings initiatives, ongoing administrative savings realized through the Company's profitability improvement programs and changes in foreign currency exchange rates also contributed to improved profitability. The 2004 growth was somewhat offset by increased marketing and advertising costs primarily associated with new product launches and increased information technology (IT) expense associated with the Company's global systems integration project.
     Research, Development & Engineering segment operating costs increased $16 or 9% in 2004 in support of the Company's R&D spending commitment toward new products and the development of additional treatments for sight-threatening diseases. Global Supply Chain segment operating costs increased $33 or 28% from 2003 primarily due to changes in foreign currency, partially offset by cost savings realized through restructuring actions and manufacturing initiatives incorporating Lean principles and automation.

2003 Versus 2002 In 2003, segment income increased $46 or 18% as compared to the prior year. Increases experienced by all commercial segments in sales of higher margin contact lenses and growth in the lens care category, as well as sales growth achieved by the Company's multisource pharmaceutical products and ocular vitamins in the Americas region, were the main factors driving this growth. Changes in foreign currency exchange rates, manufacturing cost savings initiatives, and administrative savings realized through restructuring actions, also contributed to the gain in segment income.
     Research, Development & Engineering segment operating costs increased $30 or 20% in 2003 in support of the Company's R&D spending commitment toward new products. Global Supply Chain segment operating costs increased $10 or 9% from 2002 primarily due to changes in foreign currency, partially offset by cost savings realized through restructuring actions and the absence of certain costs previously absorbed by the Global Supply Chain segment which were determined to be costs more appropriately associated with the operations of the commercial segments. In addition, certain expenses were recorded in 2002 associated with the transfer of PureVision contact lens manufacturing from the U.S. to Ireland and obsolescence charges related to certain lines of IOLs.

Operating Costs and Expenses

The ratio of cost of products sold to sales was 41.9%, 42.5% and 43.9% in 2004, 2003 and 2002, respectively. The gross margin improvement in 2004 was driven by a favorable sales mix shift toward higher margin products, particularly in the Company's cataract and vitreoretinal, contact lens and proprietary pharmaceuticals and ocular nutritionals product lines in the Americas, and ongoing cost savings generated by profitability improvement programs. The 2003 improvement in gross margin reflected cost savings from the Company's profitability improvement programs as well as a favorable mix shift toward contact lens and lens care product lines. In addition, currency had a positive impact on gross margin during 2004 compared to a negative impact during 2003.
     Selling, administrative and general expenses, including corporate administration, as a percent of sales were 38.3%, 38.7% and 38.1% in 2004, 2003 and 2002, respectively. Spending increased $73 during 2004 when compared to 2003 and $89 during 2003 when compared to 2002. The 2004 expenses reflected the impact of foreign currency exchange rates, higher investments in marketing and advertising, primarily associated with new product launches, increased IT expense in connection with the Company's global systems integration project, Sarbanes-Oxley compliance costs and higher expenses associated with performance-based compensation plans and other employee benefit program expenses. The increase in 2003 was largely due to higher marketing and selling expenses, higher expense associated with performance-based compensation plans and other employee benefit program expenses, and a valuation reserve recorded against amounts advanced to Control Delivery Systems (CDS) under a strategic partnership arrangement (see Note 7 — Related Party Transaction).
     R&D expenses totaled $163, $150 and $128 in 2004, 2003 and 2002, respectively and represented 7.3%, 7.4% and 7.1% of sales in 2004, 2003 and 2002, respectively. A charge of $6 associated with the acquisition of an early-stage pharmaceutical technology contributed to the 2003 increase. The Company will continue its commitment to R&D spending in support of its goal of consistently bringing new products to market to fuel long-term growth, including its continued investments to develop additional treatments for sight-threatening diseases.

Non-Operating Income and Expense

Other Income and Expense Interest and investment income was $14 in 2004, $16 in 2003 and $45 in 2002. Mark-to-market adjustments on assets held by the Company for its nonqualified deferred compensation plan represent the majority of the $2 decrease in 2004 when compared to 2003. The $29 decrease in 2003 was primarily attributable to a gain of $28 from the sale of Charles River Laboratories stock and interest income of approximately $9 associated with income tax refunds recorded in 2002, partially offset by mark-to-market gains on assets held for the Company's nonqualified deferred compensation plan.
     Interest expense was $48 in 2004 and $54 in both 2003 and 2002. As explained in Note 11 — Accounting for Derivatives and Hedging Activities, the Company decided to permanently invest an intercompany loan in its Europe region during the quarter ended September 27, 2003. The intercompany loan was previously hedged by forward foreign exchange contracts classified as cash flow hedges. The 2004 decline resulted primarily from the termination of these cash flow hedges, although lower average debt levels and interest rates were also factors. Interest expense remained flat in 2003 when compared to 2002 despite lower average debt levels and interest rates due to the Company's November 2002 debt issuance. The 2002 debt was used in part to refinance existing debt obligations, including the Company's $200 minority interest obligation as described in Note 15 — Minority Interest. Expense associated with the minority interest obligation was recorded as minority interest expense through May 2002.
     Foreign currency represented a net gain of $2 in 2004, a net loss of less than $1 in 2003 and a net loss of $4 in 2002. The 2004 net gain reflects higher foreign currency translation gains. During 2003, the Company liquidated three non-U.S. subsidiaries resulting in a $7 net gain. The liquidations were part of the Company's ongoing effort to simplify its legal entity structure and reduce overhead cost. The gain was offset by hedging expenses from the Company's foreign exchange hedging program. The 2002 loss was primarily due to hedging expenses.

Income Taxes The Company's reported tax rate for continuing operations was 33.5% in 2004 and excluded the impact of any cash repatriation under the American Jobs Creation Act (see the discussion on the American Jobs Creation Act in Note 9 — Provision for Income Taxes). The tax rate for continuing operations was 34.0% in 2003 and 34.5% in 2002.
     When calculating income tax expense, the Company recognizes valuation allowances for tax loss and credit carryforwards, which may not be realized utilizing a "more likely than not" approach which is more fully described in Note 9 — Provision for Income Taxes.

Minority Interest The impact to results of operations from minority interest was $5, $4 and $17 for 2004, 2003 and 2002, respectively. See also Note 15 — Minority Interest.

Discontinued Operations During 1999, the Company completed the sale of its eyewear segment to Luxottica Group S.p.A. (Luxottica). During 2000, Luxottica proposed certain purchase price adjustments related to the sale. On January 22, 2002, the Company reached an agreement with Luxottica relative to the proposed adjustments. See also Note 21 — Discontinued Operations.

Restructuring Charges and Asset Write-offs

In 2002 and 2001, the Company's Board of Directors approved plans to restructure certain of the Company's business segments and corporate administrative functions. The Company completed all actions under the Profitability Improvement Program and Transfer of PureVision Contact Lens Manufacturing and the 2001 Program as of December 27, 2003 and December 28, 2002, respectively. These plans are described more fully in Note 20 — Restructuring Charges and Asset Write-offs, and include the Company's programs to enhance its competitive position.

Profitability Improvement Program and Transfer of PureVision Contact Lens Manufacturing In July 2002, the Company announced plans to improve operating profitability through a comprehensive plan, approved by the Company's Board of Directors, which included: plant closures and consolidations; manufacturing efficiencies and yield enhancements; procurement process enhancements; the rationalization of certain contact lens and surgical product lines; distribution initiatives and the development of a global IT platform. These plans included the elimination of approximately 465 jobs worldwide associated with those actions. Restructuring charges and asset write-offs of $23 before taxes associated with these initiatives were recorded in the third quarter of 2002. The Company also recorded a pre-tax amount of $4 during the third quarter of 2002 for severance associated with the elimination of approximately 145 jobs due to the transfer of PureVision extended wear contact lens manufacturing from the U.S. to Waterford, Ireland as a result of a ruling against the Company in a U.S. patent lawsuit. The after-tax impact of these third-quarter charges was $17 or $0.31 per share. During the fourth quarter of 2003, the Company reversed $6 pre-tax or $0.12 per share, representing remaining reserves that were no longer needed.
     These actions are expected to yield pre-tax cost savings of approximately $90 annually beginning in 2005. These savings are expected to be realized primarily through reduced cost of products sold and selling, administrative and general expenses, and are expected to be partially reinvested into R&D.

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

Liquidity and Financial Resources

The Company strengthened its capital structure during 2004 and maintained a strong liquidity position. Cash and cash equivalents were $502 and $563 at December 25, 2004 and December 27, 2003, respectively. The decline was primarily attributable to $197 repayment of debt.

Cash Flows from Operating Activities Cash provided by operating activities totaled $281 in 2004, an increase of $33 from 2003. The increase primarily reflected higher earnings and net cash inflows under foreign currency contracts (versus net cash outflows in 2003), partially offset by an increase of $57 in net cash payments for income taxes and an increase in funding of the Company's U.S. pension plan (funding was $18 and $4 in 2004 and 2003, respectively). Days sales outstanding (DSO) were 76 days at the end of 2004, a decrease from 81 days at the end of 2003. The positive trend in DSO demonstrates the Company's continued focus on asset management, particularly in the area of cash collections.
     Cash provided by operating activities totaled $248 in 2003, an increase of $12 from 2002. The increase reflected higher earnings and increased payments received from customers as a result of increased sales in 2003 combined with a reduction in DSO. DSO was 81 days at the end of 2003, a decrease from 85 days at the end of 2002. The overall increase was also impacted by a $22 decrease in cash payments made for severance and other related costs in connection with the Company's restructuring programs (see Note 20 — Restructuring Charges and Asset Write-offs) and a decrease in funding of its U.S. pension plan in 2003. U.S. pension plan funding was $4 and $15 in 2003 and 2002, respectively. The increase in cash provided by operating activities was partially offset by a $36 increase in cash payments for income taxes and higher outflows associated with foreign currency contracts.

Cash Flows from Investing Activities Net cash used in investing activities of $122 in 2004 primarily represented capital expenditures.
     Net cash used in investing activities of $94 in 2003 resulted primarily from capital expenditures of $92 and the acquisition of additional interests in the Company's Korean commercial and manufacturing joint ventures for $6 (as described in Note 5 — Accounting for Goodwill and Intangibles).
     Net cash used in investing activities of $87 in 2002 resulted primarily from capital expenditures of $92, a $23 sale price adjustment payment related to the disposal of a discontinued operation and $6 for the acquisition of a distributorship in Spain (see Note 5 — Accounting for Goodwill and Intangibles), which were partially offset by a cash inflow of $37 from the sale of the Company's remaining equity interest in Charles River Laboratories.

Cash Flows from Financing Activities In 2004 there was a net cash flow use of $225 from financing activities. The 2004 period outflows consisted primarily of $197 repayment of debt, $77 to repurchase 1,250,162 shares of the Company's Common stock at an average price of $61.27 per share and $28 for dividends paid, partially offset by $78 from the exercise of stock options. The repurchase of Company Common stock was part of the Company's publicly announced program, authorized by the Board of Directors on January 27, 2004, to repurchase up to two million Common shares to partially offset the dilutive impact of the anticipated increase in stock option exercise activity due to the appreciation in the Company's stock price during the fourth quarter of 2003.
     Net cash used in financing activities of $80 in 2003 consisted primarily of $202 repayment of debt and notes payable, $41 to repurchase one million shares of the Company's Common stock as described in Access to Financial Markets below, $31 paid in the first quarter of 2003 to settle forward equity contracts as described in Note 18 — Forward Equity Contracts and $28 of dividend payments. The cash outflows from these activities were partially offset by $210 of proceeds from concurrent offerings of notes and convertible notes in August 2003 as described in Note 10 — Debt.
     Cash used in financing activities was $230 in 2002. During the second quarter of 2002, a payment of $200 was made related to the early termination of a minority interest obligation, as described in Note 15 — Minority Interest. Repayments of debt and net repayments of notes payable were $215. Proceeds from issuance of debt were $225. As described in Note 10 — Debt, the Company issued $150 of five-year 6.95% fixed-rate senior notes, the proceeds of which were used for general corporate purposes, including the refinancing of existing debt obligations. The Company also borrowed $75 against its revolving credit agreement during the second quarter of 2002, and repaid that borrowing during the third quarter of 2002, as discussed in Access to Financial Markets below. Dividend payments totaled $42.

Financial Position The Company's total debt, consisting of short- and long-term borrowings, was $644 and $847 at the end of 2004 and 2003, respectively. The ratio of total debt to capital was 31.1% and 41.3% at year-end 2004 and 2003, respectively. Cash and cash equivalents totaled $502 and $563 in 2004 and 2003, respectively.
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
     The Company believes it has adequate cash, credit facilities and access to financial markets to meet all of its debt maturity requirements.

Contractual Cash Obligations At December 25, 2004, the Company had the following contractual cash obligations due by the following periods:
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations1
Long-term debt obligations	$644	$101	$201	$ -	$342
Purchase obligations2	95	50	27	7	11
Minimum operating lease commitments	79	26	30	14	9
Total	$818	$177	$258	$21	$362

1     The Company had no capital lease obligations at December 25, 2004. The Company's other long-term liabilities consisted primarily of employee benefit plans. (See Critical Accounting Policies for a discussion of the Company's estimated future statutory minimum funding requirements.)
2     Purchase obligations include the Company's minimum obligation to purchase goods and services, or to make royalty payments, under agreements that are enforceable and legally binding. The amounts above include payments due under a utility contract that can be terminated in the tenth year with the payment of $1. If the Company chooses to terminate the utility contract, the total payments due would decrease by $9.

Access to Financial Markets As of December 25, 2004 and December 27, 2003, the Company's long-term debt was rated BBB- by Standard & Poor's and Ba1 by Moody's Investors Service. As of year-end 2004, Standard & Poor's and Moody's Investors Service have described the outlook for the Company as stable. On February 7, 2005, Moody's Investors Service changed the ratings outlook for the Company to positive from stable. On February 17, 2005, Fitch Ratings assigned a rating of BBB to the Company's long-term debt and described the outlook for the Company as stable.
     On March 11, 2002, the Company was downgraded by Moody's Investors Service as a result of its 2001 performance. Due to this downgrade, certain financial transactions became terminable at the option of the holders. These included: an outside investor's limited partnership interest which was recorded as minority interest totaling $200, financing for the Company's World Headquarters facility of $63, and securitized trade receivables of $25. During March 2002, the outside partner exercised its put right for its $200 partnership interest as described in Note 15 — Minority Interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred in May 2002. The payment was funded through existing cash reserves as well as the Company's borrowing $75 against its then current syndicated revolving credit agreement, which was repaid in July 2002. In addition, under their original payment terms, outstanding debt related to the securitized trade receivables was paid in March 2002, and the World Headquarters facility was paid by the Company at maturity in December 2002.
     In November 2002, the Company issued $150 of five-year 6.95% fixed-rate senior notes under a $500 Shelf Registration filed with the Securities and Exchange Commission in June 2002. Proceeds from the offering were used for general corporate purposes, including the refinancing of existing debt obligations. In August 2003, the Company issued $210 in concurrent offerings of notes and convertible notes. The first offering was a $50 public offering of five-year fixed-rate senior notes with a coupon rate of 5.90%, also issued under the $500 Shelf Registration ($300 of which remained available for issuance). The Company simultaneously executed an interest rate swap agreement effectively converting the $50 of fixed-rate notes to a variable rate. The effective cost of the notes, including both the impact of the interest rate swap and the settlement of a $50 cash flow hedge designated to hedge the benchmark interest rate in connection with the offering, was 6.09% and 5.75% at December 25, 2004 and December 27, 2003,

respectively. The second offering was a $160 placement of variable-rate convertible senior notes due in 2023. The notes accrue interest at six-month LIBOR plus 0.5% with the rate reset on a semiannual basis in advance. The initial interest rate was 1.64%; the coupon rate as of December 25, 2004 was 2.49%. The notes will be convertible into shares of the Company's Common stock under certain conditions, such as when the closing sale price of the Company's Common stock is greater than 120% of the initial conversion price of $61.44 per share for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of a calendar quarter. The conversion price represented a 50% premium over the closing price of the Company's Common stock on the date the notes were offered. On October 30, 2003, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission in satisfaction of certain registration rights granted to the holders of the $160 convertible notes. The registration became effective on January 8, 2004. In connection with the sale of the convertible notes, the Company repurchased one million shares of its Common stock during August 2003 at an average price per share of $40.96. The Company used the remaining proceeds of the offerings primarily to refinance existing debt obligations.
     In December 2004, the Company completed its offer to exchange up to $160 of the variable-rate convertible senior notes due in 2023 (Old Notes) for an equal amount of its 2004 Senior Convertible Securities due 2023 (New Securities). The terms of the New Securities are largely consistent with those of the Old Notes except that settlement upon conversion of the New Securities will be paid in cash up to the principal amount of the converted New Securities with any excess of the conversion value settled in shares of the Company's stock. An amount equal to $156 of the Old Notes, or 97% of the outstanding issue, was tendered in exchange for an equal amount of the New Securities.
     In January 2003, the Company entered into a $400 syndicated revolving credit agreement. Under the terms of this agreement, the facility was reduced to $250 effective August 4, 2003 when the Company completed the issuance of $210 of notes and convertible notes. The facility included covenants that require the Company to maintain certain EBITDA to interest and debt ratios. In the event of violation of the covenants, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. There were no covenant violations during 2004 or 2003 and the Company does not anticipate that a violation of these covenants is likely to occur. The interest rate under the agreement is based on the Company's credit rating and, at the Company's option, LIBOR or the base rate of one of the lending banks. There were no outstanding borrowings under syndicated revolving credit agreements as of December 25, 2004 or December 27, 2003. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements. There were no outstanding borrowings under these non-U.S. credit facilities as of December 25, 2004 or December 27, 2003.
     The Company believes its existing credit facilities, in conjunction with the financing activities mentioned above, provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital Working capital and the current ratio were $548 and 1.7, and $545 and 1.6, respectively, at year-end 2004 and 2003.

Dividends Dividends on Common stock, declared and payable quarterly, totaled $0.52 per share for the years ended 2004 and 2003 and $0.65 per share for the year ended 2002. Total cash dividends of $28, $28 and $42 were paid in 2004, 2003 and 2002, respectively. During April 2002, the Board of Directors approved a reduction in the quarterly dividend paid on shares of the Company's Common stock from $0.26 per share to $0.13 per share effective for the quarterly dividend payable July 1, 2002.

Return on Equity and Capital Return on average shareholders' equity was 12.5% in 2004, compared with 11.9% in 2003 and 7.4% in 2002. Return on invested capital was 9.1% in 2004, 8.5% in 2003 and 6.0% in 2002.

Off-Balance Sheet Arrangements

Prior to 2003, the Company had entered into two arrangements with Variable Interest Entities (VIEs) to engage in research, development and commercialization of certain technologies. The Company's interests in these entities qualified for the scope exception from the consolidation requirement of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51.
     The Company has a minority equity interest valued at $0 on its balance sheet, in a VIE that results from a strategic partnering arrangement entered into during 1999 that involves implant technology for treating retinal and other back-of-the-eye diseases. Under the original agreement, the Company remitted payments to the strategic partner for R&D activities and the achievement of certain milestones such as completion of clinical testing, NDA filings and FDA approvals. As described in Note 7 — Related Party Transaction, an anticipated delay of up to three years in U.S. regulatory filings for the Retisert drug delivery product for the diabetic macular edema indication was announced in May 2003. The Company indicated that this delay resulted in a reevaluation of its role in the ongoing development and approval process, and it had decided to conduct and supervise directly the day-to-day development and clinical activities. During the fourth quarter of 2003, the Company renegotiated its arrangement to formalize this change.
     The other arrangement consists of an equity investment of $0.2 as of December 25, 2004 and December 27, 2003 recorded as an other long-term asset, in connection with a licensing agreement signed during 2002 to develop treatments for ocular infections. During the quarter ended June 28, 2003, the Company recorded an other-than-temporary impairment charge of $1.8 based on negative earnings and cash flow trends of the licensor, and inconclusive efforts by the licensor to secure interim financing. The licensing agreement and $4.0 of preferred stock were canceled in December 2003 in conjunction with the Company's decision to invest in and internally develop this ocular infection technology, which is in its early stages. As such, the Company is no longer required to remit payments to the licensor originally due upon the achievement of certain milestones.
     As a result of the renegotiation and license cancellation described above, future payments to the VIEs for R&D activities and milestone achievements over the next five years are estimated to be immaterial.
     The Company has obligations under certain guarantees, letters of credit, indemnifications and other contracts that contingently require the Company to make payments to guaranteed parties upon the occurrence of specified events. The Company believes the likelihood is remote that material payments will be required under theses contingencies, and that they do not pose potential risk to the Company's future liquidity, capital resources and results of operations. See Note 17 — Commitments and Contingencies for further descriptions and discussions regarding the Company's obligations.

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
     The Company primarily uses forward foreign exchange contracts to hedge foreign currency transactions and equity investments in non-U.S. subsidiaries. For contracts outstanding at the end of 2004, foreign currencies purchased were primarily euros, British pounds, Hong Kong dollars and Swiss francs. Foreign currencies sold were primarily euros, British pounds, Japanese yen, Hong Kong dollars, Korean won and Swiss francs. With respect to 2003, foreign currencies purchased were primarily euros, British pounds, Swiss francs and Hong Kong dollars. Foreign currencies sold were primarily euros, Japanese yen, British pounds and Korean won. The magnitude and nature of the Company's hedging activities are explained further in Note 12 — Financial Instruments. A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the Company's net income indicates that, if the U.S. dollar strengthened against all foreign currencies by 10%, the Company would realize a loss of approximately $6 on forward foreign exchange contracts outstanding at year-end 2004. Similar analysis conducted at the end of 2003 indicated that, had the U.S. dollar then strengthened against all foreign currencies by 10%, the Company would have realized a loss of approximately $5 on forward foreign exchange contracts outstanding at year-end 2003. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.
     The Company may enter into interest rate swap, interest rate lock and cap agreements to effectively limit exposure to interest rate movements within the parameters of its interest rate hedging policy. For foreign currency-denominated borrowing and investing transactions, cross-currency interest rate swap contracts may be used, which, in addition to exchanging cash flows derived from interest rates, exchange currencies at both inception and termination of the contract. There were no cross-currency interest rate swap contracts outstanding at December 25, 2004 or December 27, 2003. A sensitivity analysis to measure the potential impact that a change in interest rates would have on the Company's net income indicates that a one-percentage point decrease in interest rates, which represents a greater than 10% change, would increase the Company's net financial expense by approximately $3 and $4 based on 2004 and 2003 year-end positions, respectively.
     Counterparties to the financial instruments discussed above expose the Company to credit risks to the extent of non-performance. The credit ratings of the counterparties, which consist of a diversified group of major financial institutions, are regularly monitored and thus credit loss arising from counterparty non-performance is not anticipated.

Outlook

The Company projects revenue growth of six to seven percent in 2005. The Company's outlook uses a constant-currency measure that translates both revenue and expense plans for 2005 and actual results for 2004 at the same predetermined exchange rates. The actual exchange rates for 2005 may differ from these rates. If the actual exchange rates as of the end of 2004 were to remain in effect for 2005, the Company projects its reported 2005 sales growth would be about two percentage points higher than this projected constant-currency growth. The remainder of the Outlook is presented on a constant-currency basis.

     Global contact lens revenues are expected to grow between 10 and 12 percent, benefiting from several product launches throughout the world, including the re-launch of PureVision SVS lens in the U.S. in the second quarter, the continued expansion of the PureVision Toric lens franchise and the introduction of two new lens products in Japan. Japanese regulatory approval was received for Medalist II lenses, the product known as SofLens59 in other markets. The commercial launch of Medalist II lenses is expected in the second quarter. Japanese regulatory approval is also anticipated for a multifocal contact lens in 2005, with a launch later in the year. In the lens care category, the Company is projecting growth of between two and four percent, reflecting the continued roll-out of ReNu with MoistureLoc solution into additional markets and the launch of ReNu MultiPlus solution in Japan anticipated in the second quarter. ReNu MultiPlus will be the only multi-purpose solution in Japan that eliminates the need for a separate weekly enzyme treatment to remove protein deposits. The Company expects the launch of ReNu MultiPlus solution to help increase its overall share position in the multi-purpose segment of the Japanese lens care market. In pharmaceuticals, the Company projects revenues to grow between seven and nine percent. The projections include estimates for Zylet ophthalmic suspension and for expansion of Lotemax ophthalmic eye drop in Europe. They also assume further expansion for nutritional products, including launches for Ocuvite with lutein and Ocuvite PreserVision in Japan, the world's second largest ophthalmic pharmaceuticals market. The Company anticipates receiving the FDA's response to the NDA application made for the Retisert implant for posterior segment uveitis in the spring of 2005 and is targeting a commercial launch of the product in the second half of the year. An estimate for Retisert implant revenues has also been included in the Company's 2005 guidance. Revenues from the cataract and vitreoretinal category are expected to grow between five and seven percent. Potential growth drivers include the introduction of an advanced optics version of the Akreos IOL outside the U.S., a new easy load inserter for SofPort IOLs and upgrades to the twenty-five-gauge vitrectomy system. Benefits should also come from the continued rollout of SofPort AO IOLs and enhancements to the Millennium microsurgical platform, including the Advanced Flow System module and Custom Control software introduced in the fall of 2004. Lastly, the Company anticipates revenues in the refractive category to grow between three and five percent with the worldwide launch of its new microkeratome with extra precision blades planned for 2005, as well as the introduction of the Technolas z100 laser in the U.S.
     Gross margins for 2005 are expected to improve as a percent of sales, as higher margin new products are introduced and benefits from ongoing cost savings initiatives continue to be realized. Selling, administrative and general expenses are expected to decline as a percentage of sales. R&D spending is expected to again exceed the rate of sales growth in 2005. The above factors should lead to continued improvement in operating margins.
     Net financing expense of between $30 and $32 is projected for 2005. The effective tax rate is expected to decrease from 33.5% to 33.0%, excluding the impact of any cash repatriation under the American Jobs Creation Act (see the discussion on the American Jobs Creation Act in Note 9 — Provision for Income Taxes).
     As a result, the Company expects to generate earnings per share of approximately $3.40. This guidance does not include the impact of repatriating any offshore cash or from the implementation of new FASB rules about stock option expensing (see discussion on SFAS No. 123 (revised 2004), Share-Based Payment in Other Matters; New Accounting Guidance). First-quarter and first-half sales growth rates are expected to be lower than the full-year average, since several product introductions are expected to occur in the second and third quarters of 2005. Earnings per share growth is expected to be at or above the full-year average in the first, third and fourth quarters. Second-quarter earnings per share growth is projected at approximately 10%, reflecting the timing of expenses associated with new product launches.
     Lastly, the Company expects to generate cash flow from operating activities of approximately $270 (excluding the impact of reporting excess tax benefits as financing cash flows as required by SFAS No. 123(R)) as compared to $281 in 2004. Capital expenditures are projected to be approximately $120, essentially flat with 2004.

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
     The Company believes that the critical accounting policies discussed below involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts. The impact and any risks related to these policies on its business operations are discussed below. Senior management has discussed the development and selection of the critical accounting estimates and the related disclosure included herein with the Audit Committee of the Company's Board of Directors.

Revenue Recognition The Company recognizes revenue when it is realized or realizable and earned, based on terms of sale with the customer, generally upon product shipment, product delivery or customer acceptance. During the normal course of business, the Company may offer terms, including extended credit terms, and arrangements that vary by product category, owing to the differing nature of the customers, channels and products across the categories and commercial business segments. The Company believes its revenue recognition policies are appropriate in all circumstances, and that its policies are reflective of complexities arising from customer arrangements. For the sale of multiple-element arrangements whereby equipment is combined with services, including maintenance and training, and other elements, such as supplies, the Company allocates to and recognizes revenue from the various elements based on verifiable objective evidence of fair value. Revisions to these determinants of fair value would affect the timing of revenue allocated to the various elements in the arrangement and would impact the results of operations of the Company. The Company records estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. If market conditions were to change, the Company may take actions to expand these customer offerings, which may result in incremental reductions to revenue. See Note 1 — Accounting Policies for a further discussion of the Company's revenue recognition policy. Reductions to revenues represented approximately 10%, 9% and 11% of gross customer sales in 2004, 2003 and 2002, respectively.

Provisions for Uncollectible Trade Receivables The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. If the financial condition of customers were to deteriorate, thereby resulting in an inability to make payments, additional allowances could be required. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon customer payment history and current creditworthiness, as determined by the Company's review of its customers' current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. The Company recorded $4, $3 and $6 in provisions to the Statements of Income for doubtful accounts in 2004, 2003 and 2002, respectively. The Company considers all available information in its quarterly assessments of the adequacy of the reserves for uncollectible accounts. If the provision for uncollectible trade receivables were to change by one percentage point of the Company's gross trade receivables, operating income is estimated to increase or decrease by less than $6.

Inventory Allowances The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. The Company values its inventory at the lower of cost or net realizable market values. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the next twelve months. Several factors may influence the realizability of its inventories, including decisions to exit a product line, technological change and new product development. These factors could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. If in the future, the Company determined that its inventory was overvalued, it would be required to recognize such costs in cost of sales at the time of such determination. Likewise, if the Company determined that its inventory was undervalued, cost of sales in previous periods could have been overstated and the Company would be required to recognize such additional operating income at the time of sale. While such inventory losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same loss rates that it has in the past. Therefore, although the Company makes every effort to ensure the accuracy of forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and its reported operating results. The Company recorded $18, $11 and $17 in provisions to the Statements of Income for excess, slow moving and obsolete inventory in 2004, 2003 and 2002, respectively. At this time, management does not believe that anticipated product launches would have a material effect on the recovery of the Company's existing net inventory balances. If the inventory allowance were to change by one percentage point of the Company's gross inventory, operating income is estimated to increase or decrease by less than $3.

Fair Value of Assets The Company assesses the carrying value of its identifiable intangible assets, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable, or at least annually in the case of goodwill. Certain factors which may occur and indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of the underlying assets; and significant adverse industry or market economic trends. In the event that the carrying value of assets is determined to be unrecoverable, the Company would estimate the fair value of the assets or reporting unit and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios. The Company's policy is consistent with current accounting guidance as prescribed by SFAS No. 142, Goodwill and Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 1 — Accounting Policies for a further discussion of SFAS No. 142 and SFAS No. 144. The Company also assesses the fair value of identifiable intangible assets, long-lived assets, goodwill and purchased in-process research and development at the inception of an acquisition.

Restructuring Actions The Company had no open restructuring programs as of December 25, 2004. Prior to 2003, the Company had engaged in several significant restructuring actions, which required the development of formalized plans as they relate to exit activities based on guidance provided by Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). These plans required the Company to utilize estimates related to severance and other employee separation costs, lease cancellations and other exit costs. Given the significance and the timing of the execution of such actions, this process was complex and involved periodic reassessments of estimates calculated at the time the original decisions were made. The Company's policies for future restructuring actions, based on guidance provided by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which replaced EITF Issue No. 94-3, require recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Therefore, if employees are not required to render service until they are terminated in order to receive the termination benefits, a liability for the termination benefits would be recognized and measured at its fair value at the communication date. Conversely, if employees are required to render service until they are terminated in order to receive the termination benefits, a liability for the termination benefits would be measured initially at the communication date based on the fair value of the liability as of the termination date. The Company would recognize the liability ratably over the future service period.

Deferred Tax Assets and Reserves The Company evaluates the recoverability of its deferred tax assets on an ongoing basis. This evaluation includes assessing the available positive and negative evidence surrounding this recoverability and estimating a valuation allowance. In determining the valuation allowance, the Company has considered future taxable income and the feasibility of tax planning initiatives. Should the Company determine that it is more likely than not it will realize certain of its deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. Alternatively, if the Company determined that it would not be able to realize its recorded net deferred tax asset, an adjustment to increase the valuation allowance would be charged to the results of operations in the period such conclusion was made. Net increases to the valuation allowance were $6, $1 and $2 in 2004, 2003 and 2002, respectively.
     In the normal course of business, the Company is regularly audited by federal, state and foreign tax authorities, and is periodically challenged regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Management believes the Company's tax positions comply with applicable tax law and intends to defend its positions. In evaluating the exposure associated with various tax filing positions, the Company records reserves for uncertain tax positions, and management believes these reserves are adequate. The Company's effective tax rate in a given financial statement period could be impacted if the Company prevailed in matters for which reserves have been established, or was required to pay amounts in excess of established reserves.

Employee Benefits The Company's benefit plans consist of defined benefit pension plans, defined contribution plans and a participatory defined benefit postretirement plan. The fair value of plan assets in the Company's U.S. defined benefit pension plan comprises 72% of the fair value of all Company defined benefit pension plan assets. The assets, liabilities and related expense of these plans are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates, rates of increase of health care costs, rates of future compensation increases and other assumptions inherent in these valuations. The Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. The Company annually reviews the assumptions underlying the actuarial calculations and makes changes to these assumptions as necessary. The following is a discussion of the most significant estimates and assumptions used in connection with the Company's U.S. employee benefit plans.
     The expected return on plan assets for the Company's U.S. defined benefit pension plan for 2004 was 9%. This rate reflects the average rate of earnings expected on the funds invested to provide for the benefits included in the projected benefit obligation. This rate considers the actual performance of plan assets over the last 10 years and the investment policy of the Company to invest plan assets in both equity and fixed income (debt) securities to certain targeted levels. A one-percentage point change in the expected return on plan assets would result in an increase or decrease in employee benefit costs of approximately $2.
     The discount rate used for the Company's U.S. defined benefit pension plan for 2004 was 6%. The discount rate reflects the rate at which employee benefits could be effectively settled and is developed in coordination with the Company's actuaries. If the discount rate were to decrease by 1% for the U.S. pension plans, the plan liabilities would increase by approximately $26 and the expense would increase by approximately $2.
     Assuming a constant employee base, the most important estimate associated with the Company's postretirement plan is the assumed health care cost trend rate. A one-percentage point change in this estimate would increase or decrease the benefit obligation by approximately $8 and the expense would increase or decrease by approximately $1.
     Based on the Company's U.S. defined benefit pension plan's current assets and liabilities and using the current statutory minimum funding requirements and interest rates, no contributions would be required until 2009, when the minimum required contribution would be $4. Any changes to the assumptions described above or statutory changes including the current IRS methodology would have a significant impact on this estimate.

Derivative Financial Instruments and Hedging Activity The Company, as a result of its global operating and financing activities, is exposed to changes in interest rates and foreign currency exchange rates that may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rates and foreign currency exchange rates primarily through its use of derivatives. The Company enters into financial derivative instruments only for the purpose of minimizing those risks and thereby reducing volatility in income. Derivative instruments utilized as part of the Company's risk management strategy may include interest rate swaps, locks and caps, and forward foreign exchange contracts and options. All derivatives are recognized on the balance sheet at fair value. The Company establishes the fair value of its derivatives using quoted market prices, which is the preferred method of establishing fair value as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company uses the quoted market price of an instrument with similar characteristics if none exists for its derivative. Additionally, the Company may also use prescribed valuation techniques such as discounted future cash flows, option pricing models or matrix pricing models to establish fair value in the event quoted market prices of the derivative or of an instrument with similar characteristics are not available. The fair value (also the carrying value) of foreign exchange instruments and interest rate instruments were a net receivable of $2 and a net payable of less than $1, respectively, as of December 25, 2004 and net receivables of $1 and $1, respectively, at December 27, 2003. The Company does not employ leveraged derivative instruments, nor does it enter into derivative instruments for trading or speculative purposes. In using derivative instruments, the Company is exposed to credit risk. The Company's derivative instrument counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty risk by requiring specific minimum credit standards, diversification of counterparties, and by regularly monitoring credit ratings of its counterparties.

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

New Accounting Guidance In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2). This FSP supersedes FSP FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-2 provides final accounting guidance related to the Act for employers that sponsor retiree health care plans which provide prescription drug benefits, and also requires certain disclosures. The FSP requires companies to record any expected amount of subsidy under the Act as an actuarial gain to be amortized into income over the average working life of the Company's employees. The Company believes (based upon currently available regulatory guidance) that parts of its postretirement health care plan are actuarially equivalent to Medicare Part D. The Company adopted the provisions of FSP FAS 106-2 as of July 1, 2004. The reduction in the accumulated postretirement benefit obligation as of the date of adoption was $12.6. The effect of the subsidy on the measurement of net periodic benefit cost was a reduction of $0.8 which includes a $0.2 reduction in service cost, a $0.4 reduction in interest cost and a $0.2 reduction in amortization of net loss.
     In September 2004, the EITF reached a final consensus on Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, addressing when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). According to the final consensus, these securities should be treated as convertible securities and included in dilutive EPS calculations (if dilutive) regardless of whether the market price trigger has been met. The EITF agreed that the final consensus is effective for all periods ending after December 15, 2004 and is applied by retroactively restating previously reported EPS. See Note 2 — Earnings Per Share for a discussion of the Company's application of Issue 04-8.
     In December 2004, the FASB issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment requiring companies to recognize compensation cost relating to share-based payment transactions in the financial statements. SFAS No. 123(R) requires the measurement of compensation cost to be based on the fair value of the equity or liability instruments issued. Public companies will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently assessing the impact of SFAS No. 123(R) and considering the valuation models available. The Company expects to adopt SFAS No. 123(R) in its interim period ending September 24, 2005.
     On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. The bill creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a dividends received deduction of 85% for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous of the bill's provisions. The Company is currently evaluating the effect of this new tax legislation on its financial position. See Note 9 — Provision for Income Taxes, for further discussion.
     The FASB also recently issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities— -an Interpretation of ARB No. 51, that became effective in fiscal year 2004 and which replaced FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The adoption of this Interpretation did not have an impact on the Company's financial position.

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words "anticipate", "appears", "foresee", "should", "expect", "estimate", "project", "will", "are likely" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the headings Executive Overview and Outlook and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future Company performance, and are thus dependent on a number of factors, which may affect the Company's performance. In many cases, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, general global and local economic, political and sociological conditions including, without limitation, periods of localized disease outbreak and the effect on economic, commercial, social and political systems caused by natural disasters (such as, without limitation, earthquakes, hurricanes/typhoons, tornadoes and tsunamis), changes in such conditions, the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the Company's businesses compete, effects of war or terrorism, changing currency exchange rates, the general political climate existing between and within countries throughout the world, events affecting the ability of the Company to timely deliver its products to customers, including those which affect the Company's carriers' ability to perform delivery services, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the Company's products, legal proceedings initiated by or against the Company, including those related to patents and other intellectual property in the U.S. and throughout the world, the impact of Company performance on its financing costs, enactment of new legislation or regulations or changes in application or interpretation of existing legislation or regulations that affect the Company, changes in government regulation of the Company's products and operations, changes in governmental laws and regulations relating to the import and export of products, government pricing changes and initiatives with respect to healthcare products in the U.S. and throughout the world, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, changes in the Company's credit ratings, or the cost of access to sources of liquidity, the Company's ability to maintain positive relationships with third-party financing resources, the financial well-being and commercial success of key customers, development partners and suppliers, changes in the availability of and other aspects surrounding the supply of raw materials used in the manufacture of the Company's products, changes in tax rates or policies or in rates of inflation, changes in accounting principles and the application of such principles to the Company, the performance by third parties upon whom the Company relies for the provision of goods or services, the ability of the Company to successfully execute marketing strategies, the ability of the Company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies in the U.S. and throughout the world, the ability of the Company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations in the U.S. and throughout the world, difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products, the successful completion and integration of acquisitions by the Company, the successful relocation of certain manufacturing processes, the continued successful implementation of efforts in managing and reducing costs and expenses, the continued successful execution of the Company's profitability improvement plans, the Company's success in the process of management testing, including the evaluation of results, and auditor attestation of internal controls, as required under the Sarbanes-Oxley Act of 2002, the Company's success in introducing and implementing its enterprise-wide information technology initiatives, including the corresponding impact on internal controls and reporting, the effect of changes within the Company's organization, including the selection and development of the Company's management team and such other factors as are described in greater detail in the Company's filings with the Securities and Exchange Commission, including, without limitation, Exhibit 99-a to this 2004 Annual Report on Form 10-K and the Current Report on Form 8-K dated June 14, 2002.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The section entitled Market Risk as set forth on page 21 in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report on Form 10-K is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

Statements of Income
For the Years Ended December 25, 2004, December 27, 2003 and December 28, 2002 Dollar Amounts in Millions Except Per Share Data	2004	2003	2002
Net Sales	$2,232.3	$2,019.5	$1,816.7

Costs and Expenses
Cost of products sold	934.9	858.0	797.1
Selling, administrative and general	855.3	782.3	692.5
Research and development	162.5	149.9	128.4
Restructuring (reversal) charges and asset write-offs	-	(6.3)	49.0
	1,952.7	1,783.9	1,667.0
Operating Income	279.6	235.6	149.7

Other (Income) Expense
Interest and investment income	(13.8)	(15.7)	(44.9)
Interest expense	48.4	54.2	53.9
Foreign currency, net	(1.8)	0.1	3.7
	32.8	38.6	12.7
Income before Income Taxes and Minority Interest	246.8	197.0	137.0
Provision for income taxes	82.7	67.0	47.2
Minority interest in subsidiaries	4.5	3.6	17.3
Income before Cumulative Effect of Change in Accounting Principle	159.6	126.4	72.5

Cumulative Effect of Change in Accounting Principle, Net of Taxes	-	(0.9)	-
Net Income	$ 159.6	$ 125.5	$ 72.5

Basic Earnings (Loss) Per Share:
Before Cumulative Effect of Change in Accounting Principle	$ 3.03	$ 2.39	$ 1.35
Cumulative Effect of Change in Accounting Principle	-	(0.02)	-
	$ 3.03	$ 2.37	$ 1.35
Average Shares Outstanding - Basic (000s)	52,670	53,019	53,832

Diluted Earnings (Loss) Per Share:
Before Cumulative Effect of Change in Accounting Principle	$ 2.93	$ 2.36	$ 1.34
Cumulative Effect of Change in Accounting Principle	-	(0.02)	-
	$ 2.93	$ 2.34	$ 1.34
Average Shares Outstanding - Diluted (000s)	54,504	53,519	53,997

See Notes to Financial Statements

Balance Sheets
December 25, 2004 and December 27, 2003 Dollar Amounts in Millions - Except Per Share Data	2004	2003
Assets
Cash and cash equivalents	$ 501.8	$ 562.6
Trade receivables, less allowances of $22.9 and $21.3, respectively	511.4	476.3
Inventories, net	204.4	207.3
Other current assets	95.7	110.7
Deferred income taxes	67.2	64.5
Total Current Assets	1,380.5	1,421.4

Property, Plant and Equipment, net	580.9	548.1
Goodwill	736.3	709.1
Other Intangibles, net	204.3	220.5
Other Long-Term Assets	108.7	100.3
Deferred Income Taxes	11.4	7.0
Total Assets	$3,022.1	$3,006.4

Liabilities and Shareholders' Equity
Current portion of long-term debt	$ 100.8	$ 195.0
Accounts payable	93.6	102.7
Accrued compensation	149.1	115.7
Accrued liabilities	390.8	353.0
Federal, state and foreign income taxes payable	97.8	106.9
Deferred income taxes	0.4	3.1
Total Current Liabilities	832.5	876.4

Long-Term Debt, less current portion	543.3	652.0
Other Long-Term Liabilities	130.3	147.7
Deferred Income Taxes	73.6	111.4
Minority Interest	15.5	15.5
Total Liabilities	1,595.2	1,803.0

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,340,522 shares issued (60,296,222 shares in 2003)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 443,584 shares issued (580,656 shares in 2003)	-	-
Capital in Excess of Par Value	103.8	103.9
Common and Class B Stock in Treasury, at cost, 7,544,976 shares (8,257,530 shares in 2003)	(397.8)	(416.2)
Retained Earnings	1,528.9	1,396.9
Accumulated Other Comprehensive Income	173.8	102.8
Other Shareholders' Equity	(5.9)	(8.1)
Total Shareholders' Equity	1,426.9	1,203.4
Total Liabilities and Shareholders' Equity	$3,022.1	$3,006.4

See Notes to Financial Statements

Statements of Cash Flows
For the Years Ended December 25, 2004, December 27, 2003 and December 28, 2002 Dollar Amounts in Millions	2004	2003	2002

Cash Flows from Operating Activities
Net Income	$159.6	$125.5	$ 72.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	100.3	99.3	105.2
Amortization	24.9	25.6	24.9
Restructuring (reversal) charges and asset write-offs	-	(6.3)	49.0
Deferred income taxes	(51.4)	(26.4)	(59.5)
Stock compensation expense	7.1	7.1	7.3
Tax benefits associated with exercise of stock options	16.1	-	-
Gain from sale of investments available-for-sale	(0.3)	-	(18.1)
Loss on retirement of fixed assets	11.0	2.3	3.0
Changes in Assets and Liabilities
Trade receivables	(17.9)	(14.3)	(27.1)
Inventories	12.8	18.0	57.1
Other current assets	16.6	10.6	12.0
Other long-term assets, including equipment on operating lease	(20.1)	(11.9)	23.4
Accounts payable and accrued liabilities	58.7	(12.0)	(31.9)
Income taxes payable	(9.0)	22.1	14.2
Other long-term liabilities	(27.9)	8.6	4.6
Net Cash Provided by Operating Activities	280.5	248.2	236.6

Cash Flows from Investing Activities
Capital expenditures	(118.9)	(91.5)	(91.9)
Net cash paid for acquisition of businesses and other intangibles	(2.1)	(6.4)	(7.1)
Sale price adjustment related to disposal of discontinued operations	-	-	(23.0)
Cash received from sale of investments available-for-sale	0.6	-	37.4
Other	(1.2)	3.8	(2.3)
Net Cash Used in Investing Activities	(121.6)	(94.1)	(86.9)

Cash Flows from Financing Activities
Termination of investor's interest in partnership	-	-	(200.0)
Repurchases of Common and Class B shares	(79.0)	(72.0)	(0.8)
Exercise of stock options	77.8	12.1	2.4
Net repayments of notes payable	-	(1.4)	(32.1)
Repayment of long-term debt	(196.6)	(200.7)	(183.1)
Proceeds from issuance of debt	0.1	210.1	225.0
Payment of dividends	(27.6)	(27.7)	(41.8)
Net Cash Used in Financing Activities	(225.3)	(79.6)	(230.4)

Effect of exchange rate changes on cash and cash equivalents	5.6	23.0	11.4
Net Change in Cash and Cash Equivalents	(60.8)	97.5	(69.3)

Cash and Cash Equivalents, Beginning of Year	562.6	465.1	534.4
Cash and Cash Equivalents, End of Year	$501.8	$562.6	$465.1

Supplemental Cash Flow Disclosures
Cash paid for interest	$ 48.3	$ 57.4	$ 52.7
Net cash payments for income taxes	115.2	58.2	21.9

See Notes to Financial Statements

Statements of Changes in Shareholders' Equity
For the Years Ended December 25, 2004, December 27, 2003 and December 28, 2002 Dollar Amounts in Millions
	Total	Common and Class B Stock 1,2	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Other Shareholders' Equity

Balance at December 29, 2001	$ 975.0	$24.1	$ 95.6	$(364.0)	$1,261.4	$ (36.0)	$(6.1)

Components of Comprehensive Income:
Net income	72.5	-	-	-	72.5	-	-
Currency translation adjustments	56.9	-	-	-	-	56.9	-
Net loss on cash flow hedges	(11.5)	-	-	-	-	(11.5)	-
Reclassification adjustment into net income for net loss on cash flow hedges	3.6	-	-	-	-	3.6	-
Unrealized holding loss 3	(2.8)	-	-	-	-	(2.8)	-
Reclassification adjustment for net gains realized in net income 4	(18.1)	-	-	-	-	(18.1)	-
Minimum additional pension liability	(30.6)	-	-	-	-	(30.6)	-
Total comprehensive income	70.0
Net change in shares under employee plans (232,932 shares)	0.6	-	6.6	-	-	-	(6.0)
Treasury shares issued under employee plans (127,284 shares)	4.3	-	-	4.3	-	-	-
Treasury shares repurchased (4,662 shares)	(0.1)	-	-	(0.1)	-	-	-
Amortization of unearned compensation	3.0	-	-	-	-	-	3.0
Dividends 5	(35.0)	-	-	-	(35.0)	-	-

Balance at December 28, 2002	$1,017.8	$24.1	$102.2	$(359.8)	$1,298.9	$ (38.5)	$(9.1)

Components of Comprehensive Income:
Net income	125.5	-	-	-	125.5	-	-
Currency translation adjustments	141.9	-	-	-	-	141.9	-
Reclassification adjustment from currency translation adjustments into net income for liquidations of non- U.S. subsidiaries	(6.8)	-	-	-	-	(6.8)	-
Net loss on cash flow hedges	(0.2)	-	-	-	-	(0.2)	-
Reclassification adjustment into net income for net loss on cash flow hedges	1.7	-	-	-	-	1.7	-
Minimum additional pension liability	4.7	-	-	-	-	4.7	-
Total comprehensive income	266.8
Net change in shares under employee plans (149,108 shares)	(2.1)	-	1.7	-	-	-	(3.8)
Treasury shares issued under employee plans (460,056 shares)	15.6	-	-	15.6	-	-	-
Treasury shares repurchased (1,758,796 shares)	(72.0)	-	-	(72.0)	-	-	-
Amortization of unearned compensation	4.8	-	-	-	-	-	4.8
Dividends 5	(27.5)	-	-	-	(27.5)	-	-

Balance at December 27, 2003	$1,203.4	$24.1	$103.9	$(416.2)	$1,396.9	$102.8	$(8.1)

Components of Comprehensive Income:
Net income	159.6	-	-	-	159.6	-	-
Currency translation adjustments	70.7	-	-	-	-	70.7	-
Reclassification adjustment into net income for net loss on cash flow hedges	1.9	-	-	-	-	1.9	-
Minimum additional pension liability	(1.6)	-	-	-	-	(1.6)	-
Total comprehensive income 6	230.6
Net change in shares under employee plans (137,072 shares)	(2.3)	-	(0.1)	-	-	-	(2.2)
Treasury shares issued under employee plans (1,986,353 shares)	97.6	-	-	97.6	-	-	-
Treasury shares repurchased (1,293,625 shares)	(79.2)	-	-	(79.2)	-	-	-
Amortization of unearned compensation	4.4	-	-	-	-	-	4.4
Dividends 5	(27.6)	-	-	-	(27.6)	-	-
Balance at December 25, 2004	$1,426.9	$24.1	$103.8	$(397.8)	$1,528.9	$173.8 7	$(5.9)

1     There are also 10 thousand shares of $100 par value 4% cumulative preferred stock authorized, none of which has been issued.
2     There are also 25 million shares of $1 par value Class A preferred stock authorized, none of which has been issued.
3     Unrealized holding loss/gain relates to an available-for-sale equity security recorded at market value.
4     Shares of Charles River Laboratories sold during the first quarter of 2002 resulted in realized gains as discussed in Note 8 — Other Short- and Long-Term Investments.
5     Cash dividends of $0.65 per share were declared on Common and Class B stock in 2002 and $0.52 in 2003 and 2004.
6     Total comprehensive income for the year ended December 25, 2004 is reported net of related tax effects. Amounts of income tax benefit (expense) for the components of other comprehensive income are as follows: reclassification adjustment for net loss on cash flow hedges, $(1.1) and minimum additional pension liability, $0.8.
7     Accumulated other comprehensive income is $173.8 at December 25, 2004 and includes the following accumulated income (loss) amounts: currency translation adjustment, $222.6; net loss on cash flow hedges, $(6.4); and minimum additional pension liability, $(42.4).

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
     The Company's management structure is organized on a regional basis for commercial operations. The research and development and product supply functions of the Company are managed on a global basis. The Company's business segments are comprised of the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research, Development & Engineering organization and the Global Supply Chain organization.

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

Cash Equivalents Cash equivalents include time deposits and highly liquid investments which mature in three months or less.

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

Goodwill and Other Intangibles The Company's policy is consistent with current accounting guidance as prescribed by SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets. As described in Note 5 — Accounting for Goodwill and Intangibles, the Company completed its annual impairment test on each of its reporting units during the fourth quarters of 2004 and 2003 and determined that goodwill was not impaired. Fair value was determined using the same methodology employed during the initial application of SFAS No. 142. The Company will perform interim impairment tests of goodwill if an event occurs or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying amount.

Revenue Recognition and Related Provisions and Allowances The Company markets products in five product categories: contact lens, lens care, pharmaceuticals, cataract and vitreoretinal, and refractive. The Company recognizes revenue for each of these product categories in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy (SAB 104) when: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to its customers is fixed or determinable, and collectibility is reasonably assured. Within each product category the Company has established programs that, under specified conditions, allow customers to return products and, in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, records liabilities for estimated returns and allowances at the time revenue is recognized. The Company's liability for estimated returns considers the various terms and arrangements offered, including sales with extended credit terms. Also within each product category the Company has established certain customer incentive programs such as: cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, and rebates and coupons. The Company records an estimated reduction to revenue for these programs in accordance with Emerging Issues Task Force 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9).

The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. Amounts billed to customers in sale transactions related to shipping and handling are classified as revenue in accordance with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. The Company does offer some sales programs that are unique to a product category. These are discussed below.

Lens and Lens Care - The contact lens category includes traditional, planned replacement, daily disposable, multifocal, continuous wear and toric soft lenses and rigid gas permeable lenses and materials. These products are marketed to licensed eye care professionals, health product retailers and distributors. The lens care category includes multi-purpose solutions, enzyme cleaners and saline solutions. These products are marketed to licensed eye care professionals, health product retailers, independent pharmacies, drug stores, food stores, mass merchandisers and distributors. The Company offers co-operative advertising programs within the contact lens and lens care categories. These programs are made available to large retailers and mass merchandisers that provide frequent advertising to their customers. The Company also offers manufacturer's coupons and mail-in rebates predominately within the lens care category to end consumers. These programs are recorded as a reduction in revenue at the time the program is offered in accordance with EITF 01-9 as the fair value of the benefit cannot be reasonably estimated or, in the case of coupons and rebates, the Company does not receive a separable identifiable benefit.

Pharmaceuticals - The pharmaceuticals category includes generic and proprietary prescription ophthalmic drugs, ocular vitamins, over-the-counter medications, and vision accessories. These products are marketed through the Company's sales force and distributed primarily through wholesalers, with additional sales to independent pharmacies, drug stores, food stores, mass merchandisers, hospitals and distributors. The Company enters into contractual pricing agreements with indirect customers that result in rebates to wholesalers and price protection allowances to certain customers. These rebates and allowances are recorded as a reduction in revenue in accordance with EITF 01-9 as the Company does not receive a separable identifiable benefit.

Cataract and Vitreoretinal, and Refractive - The cataract and vitreoretinal category includes intraocular lenses (IOLs), phacoemulsification equipment and related disposable products, and viscoelastics and other products used in cataract and vitreoretinal surgery. The refractive category includes lasers, microkeratomes, diagnostic equipment and other products used in refractive surgery. These products are marketed to ophthalmic surgeons, hospitals, ambulatory surgery centers or vision centers, and distributors. In these product categories the Company will market disposable and consumable products either individually or in combination with equipment. If sold in combination with equipment, the Company allocates revenue to the separate revenue elements in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenues from equipment sales are recorded either at the time risk of loss passes to the customer or, in the case of lasers, upon installation for outright sales and sales-type leasing arrangements, or over the lease term for operating leases in accordance with SAB 104 and SFAS No. 13, Accounting for Leases. The Company offers 12 month warranties on equipment and records a reserve at the time of sale for the cost associated with the warranty in accordance with SFAS No. 5, Accounting for Contingencies. Also in the cataract and vitreoretinal product category the Company offers IOLs to surgeons on a consignment basis. In accordance with SAB 104 the Company recognizes revenue for consignment inventory when the IOL is implanted during surgery and not upon shipment to the surgeon.

Advertising Expense External costs incurred in producing media advertising are expensed the first time the advertising takes place. At December 25, 2004 and December 27, 2003, $2.2 and $3.0 of deferred advertising costs, respectively, were reported as other current assets representing primarily production and design costs for advertising to be run in the subsequent fiscal year. Advertising expenses of $205.7, $186.3 and $165.6 were included in selling, administrative and general expenses for 2004, 2003 and 2002, respectively.

Research and Development Costs Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed as the contracted work is performed. Where certain milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved, up to the point of certain regulatory approvals. In the event payments are made to third parties subsequent to certain regulatory approvals, they are either expensed or capitalized depending upon the nature of the payment. For example, royalty payments are expensed, whereas payments to purchase an associated intangible asset are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in other intangibles, net of accumulated amortization. (See Note 6 — Acquired Intangible Assets.)

Stock Based Compensation The Company has granted stock options to its key employees and non-employee directors under several stock-based compensation plans, with employee grants typically vesting ratably over three years and expiring ten years from the date of grant (as discussed in Note 14 — Stock Compensation Plans). Vesting is contingent upon a continued employment relationship with the Company. The Company also issues restricted stock awards to officers and other key personnel. These awards have vesting periods up to seven years with vesting criteria based on the attainment of specific performance goals such as average sales and cumulative earnings per share targets and based on continued employment until applicable vesting dates. Director option grants are made pursuant to a formula and are vested 100% after one year. The Company measures stock-based compensation for option grants under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, given the fixed nature of the equity instruments granted under such plans, no compensation cost has been recognized other than for restricted stock awards. Compensation expense for restricted stock awards is recorded based on applicable vesting criteria, and for those awards with performance goals as such goals are met. The Company's net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates using the Black-Scholes option-pricing model in accordance with SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure:
	2004	2003	2002
Net income, as reported Stock-based compensation cost included in reported net income, net of tax	$159.6 4.7	$125.5 4.6	$72.5 4.7
Stock-based compensation cost determined under the fair value method for all awards, net of tax	(17.5)	(15.7)	(19.1)
Pro forma net income	$146.8	$114.4	$58.1
Basic earnings per share:
As reported	$3.03	$2.37	$1.35
Pro forma	2.79	2.16	1.08
Diluted earnings per share:
As reported	$2.93	$2.34	$1.34
Pro forma	2.70	2.14	1.07

Comprehensive Income The Company defines comprehensive income as net income plus the sum of currency translation adjustments, unrealized gains/losses on derivative instruments, unrealized holding gains/losses on securities and minimum pension liability adjustments (collectively "other comprehensive income") and presents comprehensive income in the Statements of Changes in Shareholders' Equity.

Investments in Debt and Equity Securities In 2001, the Company held an investment classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, any unrealized holding gains, net of taxes, were excluded from income and included as a component of other comprehensive income until realized. Fair value of the investment was determined based on market prices. During the first quarter of 2002, the Company liquidated the remaining 49% of the investment and recorded a reclassification adjustment into earnings for net gains realized as described in Note 8 — Other Short- and Long-Term Investments.

Foreign Currency For most subsidiaries outside the U.S., the local currency is the functional currency, and translation adjustments are accumulated as a component of other comprehensive income. The accumulated income balances of currency translation adjustments were $222.6, $151.9 and $16.8 at the end of 2004, 2003 and 2002, respectively.
     For subsidiaries that operate in U.S. dollars, the U.S. dollar is the functional currency, and gains and losses that result from remeasurement are included in income. Foreign currency translation resulted in gains of $16.6, $4.3 and $4.6 in 2004, 2003 and 2002, respectively.
     The Company hedges certain foreign currency transactions, firm commitments and net assets of certain non-U.S. subsidiaries by entering into forward foreign exchange contracts. Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded in income. The effects of foreign currency transactions, including related hedging activities, were losses of $14.8, $4.4 and $8.3 in 2004, 2003 and 2002, respectively.

Derivative Financial Instruments and Hedging Activity In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company records all derivative instruments on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current income unless the instruments have been designated as cash flow or net investment hedges, in which case such changes are recorded in other comprehensive income. The Company does not apply hedge accounting to contracts utilized to offset foreign exchange exposures related to foreign currency denominated assets and liabilities because they are marked to market through income at the same time that the exposed asset/liability is remeasured through income; both are recorded in foreign exchange loss (gain).
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
     Fair value hedges may be employed by the Company to hedge changes in the fair value of recognized financial assets or liabilities or unrecognized firm commitments. Changes in the fair value of the derivative instrument and the hedged item attributable to the hedged risk are recognized in income, and will generally be offsetting. The Company attempts to structure fair value hedges so as to qualify for the shortcut method of hedge effectiveness analysis, thereby assuming no ineffectiveness in the hedge relationship. In the event it is determined that the hedging relationship no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recorded in income. Upon termination of a derivative in an effective fair value hedge, any associated gain or loss will be an adjustment to income over the remaining life of the hedged item, if any.
     The Company may implement cash flow hedges to protect itself from fluctuation in cash flows associated with recognized variable-rate assets or liabilities or forecasted transactions. Changes in the fair value of the hedging derivative are initially recorded in other comprehensive income, then recognized in income in the same period(s) in which the hedged transaction affects income. The Company attempts to structure cash flow hedges such that all the critical terms of the derivative match the hedged item, thereby assuming no ineffectiveness in the hedge relationship at inception. The Company performs and documents an assessment of hedge effectiveness on a quarterly basis throughout the hedge period. In the event it is determined that the hedging relationship no longer qualifies as an effective cash flow hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recorded in income. If hedge accounting is discontinued because it becomes probable a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recorded in income, and any amounts previously recorded in other comprehensive income will immediately be recorded in income.
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
     The Company has numerous investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange rate volatility. To hedge this exposure the Company may utilize forward foreign exchange contracts. Net investment hedges are implemented for material subsidiaries on a selective basis. The effective portion of the change in fair value of the hedging instrument is reported in the same manner as the translation adjustment for the hedged subsidiary; namely, reported in the cumulative translation adjustment section of other comprehensive income. The fair value of the derivative attributable to changes between the forward rate and spot rate is excluded from the measure of hedge effectiveness and that difference is reported in income over the life of the contract. The Company evaluates its hedges of net investments in foreign subsidiaries quarterly for effectiveness and adjusts the value of hedge instruments or redesignates the hedging relationship as necessary.
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

New Accounting Guidance In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2). This FSP supersedes FSP FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,

Improvement and Modernization Act of 2003. FSP FAS 106-2 provides final accounting guidance related to the Act for employers that sponsor retiree health care plans which provide prescription drug benefits, and also requires certain disclosures. The FSP requires companies to record any expected amount of subsidy under the Act as an actuarial gain to be amortized into income over the average working life of the Company's employees. The Company believes (based upon currently available regulatory guidance) that parts of its postretirement health care plan are actuarially equivalent to Medicare Part D. The Company adopted the provisions of FSP FAS 106-2 as of July 1, 2004. The reduction in the accumulated postretirement benefit obligation as of the date of adoption was $12.6. The effect of the subsidy on the measurement of net periodic benefit cost was a reduction of $0.8 which includes a $0.2 reduction in service cost, a $0.4 reduction in interest cost and a $0.2 reduction in amortization of net loss.
     In September 2004, the EITF reached a final consensus on Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, addressing when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). According to the final consensus, these securities should be treated as convertible securities and included in dilutive EPS calculations (if dilutive) regardless of whether the market price trigger has been met. The EITF agreed that the final consensus is effective for all periods ending after December 15, 2004 and is applied by retroactively restating previously reported EPS. See Note 2 — Earnings Per Share for a discussion of the Company's application of Issue 04-8.
     In December 2004, the FASB issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment requiring companies to recognize compensation cost relating to share-based payment transactions in the financial statements. SFAS No. 123(R) requires the measurement of compensation cost to be based on the fair value of the equity or liability instruments issued. Public companies will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently assessing the impact of SFAS No. 123(R) and considering the valuation models available. The Company expects to adopt SFAS No. 123(R) in its interim period ending September 24, 2005.
     On October 22, 2004, the American Jobs Creations Act of 2004 was signed into law. The bill creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a dividends received deduction of 85% for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous of the bill's provisions. The Company is currently evaluating the effect of this new tax legislation on its financial position. See Note 9 — Provision for Income Taxes, for further discussion.
     The FASB also recently issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51, that became effective in fiscal year 2004 and which replaced FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The adoption of this Interpretation did not have an impact on the Company's financial position.

Reclassifications Certain amounts have been reclassified to maintain comparability among the periods presented.

2.     Earnings Per Share

Basic earnings per share is computed based on the weighted average number of Common and Class B shares outstanding during a period. Diluted earnings per share reflect the assumed conversion of dilutive stock. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options were considered to have been used to repurchase Common shares at average market prices for the period, and the resulting net additional Common shares are included in the calculation of average Common shares outstanding.
     In a given period there may be outstanding stock options considered anti-dilutive as the options' exercise price was greater than the average market price of Common shares during that period and, therefore, excluded from the calculation of diluted earnings per share. Anti-dilutive stock options to purchase 1.1 million shares of Common stock at exercise prices ranging from $61.97 to $72.97 were outstanding at December 25, 2004. At December 27, 2003, anti-dilutive stock options to purchase 3.5 million shares of Common stock with exercise prices ranging from $40.31 to $72.97 were outstanding. At December 28, 2002, anti-dilutive stock options to purchase 6.3 million shares of Common stock were outstanding with exercise prices ranging from $35.38 to $72.97.
     In August 2003, the Company issued $160.0 variable-rate convertible senior notes (Old Notes) due in 2023. The outstanding Old Notes were convertible into shares of the Company's Common stock under certain conditions, including when the closing sale price of the Company's Common stock is greater than 120% of the initial conversion price of $61.44 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of a calendar quarter. None of the conditions that would have permitted conversion were satisfied during 2004 or 2003.
     In September 2004, the EITF reached a final consensus on Issue 04-8, The Effect of Contingently Convertible Debt on Diluted

Earnings per Share, addressing when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted EPS. According to the final consensus, these securities should be treated as convertible securities and included in dilutive EPS calculations (if dilutive) regardless of whether the market price trigger has been met. The provisions of Issue 04-8 were effective for the Company's fiscal year ending December 25, 2004 (see Note 1 — Accounting Policies).
     In December 2004, the Company completed its offer to exchange up to $160.0 of the Old Notes for an equal amount of its 2004 Senior Convertible Securities due 2023 (New Securities). The terms of the New Securities are primarily consistent with those of the Old Notes except that settlement upon conversion of the New Securities will be paid in cash up to the principal amount of the converted New Securities with any excess of the conversion value settled in shares of the Company's stock. An amount equal to $155.9 of the Old Notes, or 97.4% of the outstanding issue, was tendered in exchange for an equal amount of the New Securities. The exchange of the majority of the outstanding Old Notes has essentially eliminated the potential dilution under the provisions of Issue 04-8. The impact of the Old Notes on the diluted EPS calculation was an adjustment of less than $0.1 to net income for both 2004 and 2003 representing the interest and amortization expense attributed to the remaining Old Notes and an increase in the effect of dilutive shares of approximately 67 thousand and 28 thousand for 2004 and 2003, respectively.

     The following table summarizes the amounts used to calculate basic and diluted EPS:
Dollar Amounts in Millions Except Per Share Data	2004	2003	2002
Income Before Cumulative Effect of Change in Accounting Principle	$159.6	$126.4	$72.5
Cumulative Effect of Change in Accounting Principle, Net of Taxes	-	(0.9)	-
Net Income	$159.6	$125.5	$72.5

Weighted Average Basic Shares Outstanding (000s)	52,670	53,019	53,832
Effect of Dilutive Shares (000s)	1,834	500	165
Weighted Average Diluted Shares Outstanding (000s)	54,504	53,519	53,997

Basic Earnings Per Share	$ 3.03	$ 2.37	$ 1.35

Diluted Earnings Per Share	$ 2.93	$ 2.34	$ 1.34

3.     Business Segment and Geographic Information

The Company is organized on a regionally based management structure for commercial operations. The research and development and product supply functions of the Company are managed on a global basis. The Company's segments are the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research, Development & Engineering organization and the Global Supply Chain organization.
     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Restructuring charges and charges related to certain significant events, although related to specific segments, are also excluded from management basis results. The accounting policies used to generate segment results are the same as the Company's overall accounting policies. Inter-segment sales were $666.9, $498.6 and $445.2 for the years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the tables on the following pages.
     Segment assets for the three geographic regions represent net trade receivables; net inventories; net property, plant and equipment; goodwill; net intangibles and other current and long-term assets. In the Research, Development & Engineering segment, assets are comprised of net property, plant and equipment and other current and long-term assets. Assets in the Global Supply Chain segment include net inventories; net property, plant and equipment; goodwill; net intangibles; other investments and other current and long-term assets. Corporate administration assets are mainly cash and cash equivalents; deferred income taxes; net property, plant and equipment and other current and long-term assets not allocated to other segments.

Business Segment The following table presents sales and other financial information by business segment for the years 2004, 2003 and 2002:
	Net Sales	Operating Income	Depreciation and Amortization	Capital Expenditures	Assets 1
2004
Americas	$ 955.5	$322.1	$ 9.9	$ 3.5	$ 323.0
Europe	819.9	251.0	16.2	2.8	393.7
Asia	456.9	129.8	5.9	3.7	217.6
Research, Development & Engineering	-	(190.6)	5.4	12.5	50.9
Global Supply Chain	-	(149.3)	69.3	69.4	1,221.5
	2,232.3	363.0	106.7	91.9	2,206.7
Corporate administration	-	(83.4)	18.5	27.0	815.4
	$2,232.3	$279.6	$125.2	$118.9	$3,022.1

2003
Americas	$ 901.3	$284.2	$ 14.2	$ 5.0	$ 339.3
Europe	723.2	202.1	16.6	4.2	375.1
Asia	395.0	108.3	6.9	3.3	196.7
Research, Development & Engineering	-	(174.8)	6.0	8.1	50.8
Global Supply Chain	-	(116.7)	72.3	42.5	1,183.7
	2,019.5	303.1	116.0	63.1	2,145.6
Corporate administration	-	(68.2)	8.9	28.4	860.8
Restructuring reversal	-	6.3	-	-	-
Other significant charges 2	-	(5.6)	-	-	-
	$2,019.5	$235.6	$124.9	$ 91.5	$3,006.4
2002
Americas	$ 844.1	$247.9	$ 18.3	$ 9.9	$ 310.2
Europe	613.1	154.9	14.0	14.2	338.3
Asia	359.5	106.4	6.6	5.3	174.0
Research, Development & Engineering	-	(145.2)	6.6	13.1	48.7
Global Supply Chain	-	(107.2)	76.1	43.7	1,135.4
	1,816.7	256.8	121.6	86.2	2,006.6
Corporate administration	-	(58.1)	8.5	5.7	766.8
Net restructuring charges and asset write-offs	-	(49.0)	-	-	-
	$1,816.7	$149.7	$130.1	$91.9	$2,773.4

1     Assets by business segment for 2004, 2003 and 2002 reflect the reallocation of goodwill as described in Note 5 — Accounting for Goodwill and Intangibles.
2     Other significant charges in 2003 pertain to R&D expense associated with the acquisition of an early-stage pharmaceutical technology.

     In each geographic segment, the Company markets products in five product categories: contact lens, lens care, pharmaceuticals, cataract and vitreoretinal, and refractive (see Note 1 — Accounting Policies; Revenue Recognition for a discussion of specific products under each product category). There are no transfers of products between product categories. The following table presents sales by product category for the years 2004, 2003 and 2002:
	Net Sales
	2004	2003	2002
Contact Lens	$ 675.2	$ 591.8	$ 523.9
Lens Care	521.9	498.9	465.5
Pharmaceuticals	524.7	467.9	396.1
Cataract and Vitreoretinal	358.3	327.9	301.8
Refractive	152.2	133.0	129.4
	$2,232.3	$2,019.5	$1,816.7

Geographic Region The following table presents sales and long-lived assets by geography for the years 2004, 2003 and 2002. Sales to unaffiliated customers represent net sales originating in entities physically located in the identified geographic area.
	U.S.	Non-U.S.	Consolidated
2004
Sales to unaffiliated customers	$859.8	$1,372.5	$2,232.3
Long-lived assets 1	795.8	834.4	1,630.2
2003
Sales to unaffiliated customers	$811.3	$1,208.2	$2,019.5
Long-lived assets 1	800.8	777.2	1,578.0
2002
Sales to unaffiliated customers	$761.8	$1,054.9	$1,816.7
Long-lived assets 1	813.5	673.3	1,486.8

1     Long-lived assets by geographic region for 2004, 2003 and 2002 reflect the reallocation of goodwill as described in Note 5 — Accounting for Goodwill and Intangibles.

     The Company's operations in Japan generated more than 10% of total product net sales in 2004, totaling $226.5. No other non-U.S. country, or single customer, generated more than 10% of total product net sales during 2004, 2003 or 2002. Long-lived assets include net property, plant and equipment; goodwill and net intangibles; other investments and other assets. Of the total non-U.S. long-lived assets for 2004, 2003 and 2002, $286.1, $273.4 and $207.2, respectively, were located in France and $273.0, $258.1 and $215.3, respectively, were located in Germany. The long-lived assets located in France and Germany were comprised primarily of goodwill and other intangibles. In addition, $76.9, $68.9 and $69.8 of the total non-U.S. long-lived assets for 2004, 2003 and 2002, respectively, comprised primarily of net property, plant and equipment, were located in Ireland.

4.     Net Investment in Sales-Type and Operating Leases

Transactions that involve surgical equipment manufactured by the Company, whereby the Company grants temporary possession and use of that equipment to a customer, usually for a specified period of time that approximates the equipment's economic life at a periodic charge, are accounted for in accordance with SFAS No. 13, Accounting for Leases. The components of the Company's net investment in sales-type and operating leases as of December 25, 2004 and December 27, 2003 are as follows:

Net Investment in Sales-Type Leases
	December 25, 2004	December 27, 2003
Total minimum lease payments to be received 1	$37.5	$19.4
Less amounts due from service agreements included in total minimum lease payments	(2.8)	(0.7)
Less allowance for doubtful accounts 1	(0.6)	(0.5)
Net minimum lease payments receivable	34.1	18.2
Less unearned income 2	(2.5)	(0.9)
Net investment in sales-type leases	$31.6	$17.3

1     The current portion of minimum lease payments receivable and the related allowance for doubtful accounts are included in Trade receivables on the Balance Sheets. Minimum lease payments receivable and the related allowance for doubtful accounts due after one year are included with Other Long-Term Assets.
2     The current portion of unearned income is included in Accrued liabilities on the Balance Sheets. Unearned income due after one year is included with Other Long-Term Liabilities.

     Minimum future lease payments on sales-type leases are contractually due as follows: 2005, $15.2; 2006, $14.0; 2007, $6.9; 2008, $1.3; and 2009, $0.1.
     Net minimum lease payments receivable do not include contingent rentals which may be received under certain sales-type leases. Contingent rentals for 2004 amounted to $0.2. There were no contingent rentals on sales-type leases in 2003.

Net Investment in Operating Leases
	December 25, 2004	December 27, 2003
Equipment on operating lease	$16.5	$12.4
Less accumulated depreciation	(6.9)	(5.6)
Equipment on operating lease, net 1	$ 9.6	$ 6.8

1     Equipment on operating lease, net has been included in Property, Plant and Equipment, net on the Balance Sheets.

     Equipment on operating lease is depreciated for financial reporting purposes using the straight-line method based on its estimated useful life, as described in Note 1 — Accounting Policies; Property, Plant and Equipment.
     Minimum future rentals on operating leases are contractually due as follows: 2005, $2.3; 2006, $1.4; 2007, $1.3; 2008, $0.8; 2009, $0.4 and none thereafter.
     Contingent rentals are received under certain operating leases. Contingent rentals for 2004 and 2003 amounted to $6.5 and $1.3, respectively.

5.     Accounting for Goodwill and Intangibles

The Company performs an impairment test of goodwill at least annually as required by SFAS No. 142, Goodwill and Intangible Assets. The impairment test compares the carrying value of the Company's reporting units to their respective fair values. The Company's business segments have been identified as the reporting units. Fair value is based on the average of the indications of value derived from the income and market approaches, weighted equally. The income approach measures the fair value by discounting expected cash flows by reporting unit to their present value at a rate of return that is commensurate with their inherent risk. The market approach measures the fair value by analyzing and comparing the operating performance and financial condition of public companies within the ophthalmic pharmaceutical industry and companies subject to similar market conditions adjusted for differences in profitability, financial position, products and markets.
     The Company completed its annual impairment test on each of its reporting units during the fourth quarters of 2004 and 2003. As the carrying value of goodwill for each of the Company's reporting units was less than their respective fair values, goodwill was not considered to be impaired. Fair value was determined using the same methodology employed during the initial application of SFAS No. 142.
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

     The changes in the carrying amount of goodwill for the years ended December 27, 2003 and December 25, 2004 are as follows:
	Americas	Europe	Asia	Global Supply Chain	RD&E	Total
Balance as of December 28, 2002	$ 47.0	$ 45.6	$ 8.8	$534.6	$ -	$636.0
Acquisition of additional interest in joint ventures	-	-	3.5	-	-	3.5
Other (primarily currency effect)	0.2	5.2	0.9	63.3	-	69.6
Balance as of December 27, 2003	$ 47.2	$ 50.8	$13.2	$597.9	$ -	$709.1
Currency effect	-	3.7	0.7	22.8	-	27.2
Balance as of December 25, 2004	$ 47.2	$ 54.5	$13.9	$620.7	$ -	$736.3

     During the fourth quarter of 2004, the Company reevaluated its allocation of goodwill arising from vertically integrated acquisitions. The Company determined that a portion of the goodwill previously assigned to Global Supply Chain related to synergies realized by its commercial operations from vertically integrated acquisitions occurring prior to the beginning of its 2002 fiscal year. As such, the Company reallocated goodwill among Global Supply Chain, Americas, Europe and Asia using a relative fair value allocation approach. The revised carrying value of goodwill for each of the Company's reporting units was less than their respective fair values determined in connection with annual impairment tests completed during the fourth quarters of 2002, 2003 and 2004. The revised allocation has been reflected in all balances included in the previous table.

6.     Acquired Intangible Assets

The components of intangible assets as of December 25, 2004 and December 27, 2003 are as follows:

	December 25, 2004		December 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names	$ 97.1	$ 36.7	$ 95.2	$ 27.7
Technology and patents	86.4	68.9	84.8	62.4
Developed technology	83.6	18.1	80.0	13.3
License agreements	39.8	18.5	36.4	13.7
Intellectual property	25.9	7.0	25.9	4.9
Physician information & customer database	24.3	3.6	22.7	2.5
	$357.1	$152.8	$345.0	$124.5

     Amortization expense of intangibles was $24.9 and $25.6 for 2004 and 2003, respectively. Estimated amortization expense of intangibles presently owned by the Company for each of the next five succeeding fiscal years is as follows:

Fiscal Year Ending	Amount
December 31, 2005 December 30, 2006 December 29, 2007 December 27, 2008 December 26, 2009	$24.1 21.5 21.5 18.6 16.1

7.     Related Party Transaction

In April 2003, the Company advanced $9.3 to Control Delivery Systems (CDS), then a partner in the development of implant technology for treating retinal and other back-of-the-eye diseases in which the Company has an equity interest. Such advances have been recoverable through the Company's ability to apply such amounts to future obligations due under an arrangement with CDS to provide research and development (R&D) activities as to certain technologies; the achievement of certain milestones such as the completion of clinical testing, NDA filings, and FDA approvals; royalty payments; or through cash repayment by CDS. In May

2003, the Company and CDS announced a delay of up to three years in the regulatory filing for the diabetic macular edema indication for its proposed Retisert implant. The primary reason for the delay was the FDA's indication that it would require additional safety data before considering an application for approval for this indication. As a result, the Company reevaluated its role in the on-going development and approval process and decided to conduct and supervise directly the day-to-day development and clinical activities, after a brief transition period. Subsequently, the Company announced that it would not at this time pursue approval of the diabetic macular edema indication for the proposed Retisert implant.
     The Company now primarily bases the recoverability of the funds advanced on the future milestones and royalties or repayment by CDS, as CDS is no longer performing research and development activity on the Company's behalf. The achievement of the milestones giving rise to the Company's payment obligations and the eventual commercialization of the product are not completely controllable by the Company and are subject to the ordinary risks associated with the development and approval of any FDA regulated product. Therefore, the Company recorded a $4.1 reserve in the second quarter of 2003 to reflect this uncertainty. During the fourth quarter of 2003, the Company renegotiated its arrangement with CDS to formalize the change in the on-going development and approval process described above and as a result received $4.0 from CDS.
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

8.     Other Short- and Long-Term Investments

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

9.     Provision for Income Taxes

An analysis of the components of income before income taxes and minority interest and the related provision for income taxes is presented below:
	2004	2003	2002

(Loss) income before income taxes and minority interest
U.S.	$(42.1)	$(36.4)	$(70.9)
Non-U.S.	288.9	233.4	207.9
	$246.8	$197.0	$137.0
Provision for income taxes
Federal
Current	$ 8.2	$ 7.5	$ 13.7
Deferred	(14.6)	(7.7)	(19.9)
State
Current	1.9	2.3	2.2
Deferred	(1.0)	(3.1)	(2.4)
Foreign
Current	78.6	87.1	58.0
Deferred	9.6	(19.1)	(4.4)
	$ 82.7	$ 67.0	$ 47.2

     Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the tax loss benefits ($4.4 of non-U.S. net operating loss benefits and $14.3 of U.S. state net operating and capital loss benefits as of December 25, 2004) and credit carryforwards ($83.2 as of December 25, 2004, $37.9 of which is related to foreign tax credits and $45.3 related to U.S. federal and state credits), $90.8 of which expire between 2005 and 2024, and $11.1 which have no expiration, is contingent on future taxable income in the appropriate jurisdictions and of the appropriate character. Valuation allowances have been recorded for such deferred tax assets, which may not be realized. In general, each deferred tax asset, including carryforwards, is reviewed for expected utilization, and valuation allowances are established to reduce the deferred tax assets to their net realizable value to the extent that it is more likely than not that some portion or all of the deferred tax assets will not be realized, based on the character of the carryforward item (credit, loss, etc.), the associated taxing jurisdiction (U.S., state, non-U.S., etc.), the relevant history for the particular item, the applicable expiration dates, operating projects that would impact utilization, and identified actions under the control of the Company in realizing the associated carryforward benefits. Additionally, the Company's utilization of U.S. foreign tax credit and state investment credit carryforwards is dependent on related statutory limitations that involve numerous factors beyond overall positive income, all of which have been taken into account by the Company in its evaluation. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances. The Company continues to assess and evaluate strategies that will enable the carryforwards to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the "more likely than not" approach is satisfied for the related item, or portion thereof. Net increases to the valuation allowance were $5.7, $1.4 and $1.8 in 2004, 2003 and 2002, respectively.
	Deferred Taxes December 25, 2004	Deferred Taxes December 27, 2003
	Assets	Liabilities	Assets	Liabilities
Current:
Sales and allowance accruals	$ 37.9	$ -	$ 30.9	$ -
Employee benefits and compensation	27.4	-	17.6	-
Inventories	10.9	-	5.7	-
Unrealized foreign exchange transactions	6.1	0.2	12.5	-
Other accruals	4.4	1.9	10.0	1.7
Valuation allowance	(17.8)	-	(13.6)	-
	$ 68.9	$ 2.1	$ 63.1	$ 1.7
Non-current:
Tax loss and credit carryforwards	$101.9	$ -	$103.9	$ -
Employee benefits and compensation	31.6	-	36.1	-
Depreciation and amortization	79.9	73.8	65.1	56.9
Other accruals	7.4	1.3	-	13.1
Valuation allowance	(45.1)	-	(43.6)	-
Intercompany investments	-	162.8	-	195.9
	175.7	237.9	161.5	265.9
	$244.6	$240.0	$224.6	$267.6

     Reconciliation of the statutory U.S. federal income tax rate to the effective tax rates for continuing operations are as follows:
	2004	2003	2002
Statutory U.S. tax rate	35.0%	35.0%	35.0%
Valuation allowance	2.4	0.5	1.5
State income taxes, net of federal tax benefit	0.2	(0.9)	(0.1)
Extraterritorial income exclusion benefit	(1.3)	(0.8)	(0.6)
Difference between non-U.S. and U.S. tax rates	(1.8)	4.2	0.6
Orphan drug credit	(2.1)	(2.6)	(2.5)
Other	1.1	(1.4)	0.6
Effective tax rate	33.5%	34.0%	34.5%

     Statutory expiration or legislative rescission of the orphan drug or other credits currently benefiting the Company could have an adverse impact on the Company's effective tax rate.
     At December 25, 2004, income considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $959.7.

Deferred income taxes have not been provided on this income, as the Company does not plan to initiate any action that would require the payment of income taxes. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.
     On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. The bill creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a dividends received deduction of 85% for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous of the bill's provisions. As such, the Company is not yet in a position to decide on whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. Based on analysis to date, the range of possible amounts that the Company is considering for repatriation is between $0 and $805, with the respective tax liability ranging from $0 to $60. Assuming Congress and the U.S. Treasury issue the necessary clarifications in the first quarter of 2005, the Company expects to be in a position to finalize its assessment by the end of the second quarter of 2005.

10.     Debt

The Company had no short-term notes payable at December 25, 2004 and December 27, 2003. To support its liquidity requirements, the Company generally maintains U.S. revolving credit agreements. In January 2003, the Company entered into a $400 syndicated revolving credit agreement. Under the terms of this agreement, the facility was reduced to $250 effective August 4, 2003 when the Company completed the issuance of $210 of notes and convertible notes. The facility includes covenants that require the Company to maintain certain EBITDA to interest and debt ratios. In the event of violation of the covenants, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. There were no covenant violations during 2004 or 2003 and the Company does not anticipate that a violation of these covenants is likely to occur. The interest rate under the agreement is based on the Company's credit rating and, at the Company's option, LIBOR or the base rate of one of the lending banks. There were no outstanding borrowings under syndicated revolving credit agreements as of December 25, 2004 or December 27, 2003. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements. There were no outstanding borrowings under these non-U.S. credit facilities as of December 25, 2004 or December 27, 2003.
     Average short-term interest rates were 6.3% and 6.4% for the years ended 2004 and 2003, respectively. The maximum amount of short-term debt at the end of any month was $0.1 in 2004 and $2.6 in 2003. Average short-term month-end borrowings were less than $0.1 in 2004 and $0.5 in 2003.
     The components of long-term debt were:

		Principal Outstanding
	Coupon Interest Rate Percentage	December 25, 2004	December 27, 2003
Fixed rate notes
Notes due in 2004 1	6.75	$ -	$194.6
Notes due in 2005 2	6.50	100.0	100.0
Notes due in 2007 3, 4	6.95	150.0	150.0
Notes due in 2008 3, 5	5.90	50.0	50.0
Debentures due in 2028 3	7.13	183.9	183.9
Variable rate and other borrowings
Convertible Senior Notes due in 2023 6, 7	1.64	4.1	160.0
Senior Convertible Securities due in 2023 7	1.64	155.9	-
Other	Various	0.2	8.5
		644.1	847.0
Less current portion		(100.8)	(195.0)
		$543.3	$652.0

1     The net effective rate, including issuance costs and proceeds from a swap termination was 4.19%. The debt was repaid during December 2004.
2     Notes contained a put/call option exercisable at 100% of par in 2005. The Company had also entered into a remarketing agreement which allowed the agent to call the debt from the holders on the option exercisable date, and then remarket them. If the rights were exercised, the coupon rate paid by the Company would reset to a rate higher than the then current market rate. Following the Company's debt rating downgrade by Moody's Investors Service during March 2002, the agents exercised their right to put the remarketing agreement back to the Company. As a result, the debt will mature in 2005. Net remarketing option expense and interest rate swap proceeds were deferred and are being amortized to interest expense over the remaining life of the debt, resulting in a net effective rate, including issuance costs, of 6.29%.
3     The Company, at its option, may call these notes/debentures at any time pursuant to a make-whole redemption provision, which would compensate holders for any changes in interest rate levels of the notes/debentures upon early extinguishment. The Company currently has no intention to call these notes/debentures.
4     In May 2002, the Company entered into an interest rate lock agreement to hedge the benchmark interest rate associated with this debt issue. Losses associated with the hedge have been deferred to other comprehensive income and are being amortized to interest expense over the remaining life of the debt, resulting in a net effective rate, including issuance costs, of 8.63%.
5     In August 2003, simultaneous with the issuance of this debt maturing in 2008, an interest rate swap agreement converted this note to a variable-rate liability at a rate of six-month LIBOR plus 2.37%, which was 4.36% and 3.52% at December 25, 2004 and December 27, 2003, respectively. Also in May 2002, the Company entered into an interest rate lock agreement to hedge the benchmark interest rate associated with this debt issue. Losses associated with the hedge have been deferred to other comprehensive income and are being amortized to interest expense over the debt term. The combination of the interest rate swap and the rate lock resulted in a net effective rate, including issuance costs, of 6.56% and 5.75% at December 25, 2004 and December 27, 2003, respectively.
6     These notes accrue interest at six-month LIBOR plus 0.5%, with the rate reset on a semiannual basis in advance. The initial coupon interest rate was 1.64%, the coupon interest rate as of December 25, 2004 was 2.49%. The net effective rate, including issuance costs, at December 25, 2004 and December 27, 2003 was 2.89% and 2.00%, respectively.
7     In December 2004, the Company completed an offer to exchange up to $160.0 of the variable-rate convertible senior notes due in 2023 (Old Notes) for an equal amount of its 2004 Senior Convertible Securities due 2023 (New Securities). The terms of the New Securities are primarily consistent with those of the Old Notes except that settlement upon conversion of the New Securities will be paid in cash up to the principal amount of the converted New Securities with any excess of the conversion value settled in shares of the Company's stock. An amount equal to $155.9 of the Old Notes, or 97.4% of the outstanding issue, was tendered in exchange for an equal amount of the New Securities. The New Securities accrue interest at six-month LIBOR plus 0.5%, with the rate reset on a semiannual basis in advance. The initial net effective rate for the New Securities, including issuance and exchange costs, at December 25, 2004 was 2.89%.

     In November 2002, the Company issued $150.0 of five-year 6.95% fixed-rate senior notes under a $500.0 Shelf Registration filed with the Securities and Exchange Commission in June 2002. Proceeds from the offering were used for general corporate purposes, including the refinancing of existing debt obligations. In August 2003, the Company issued $210.0 in concurrent offerings of notes and convertible notes. The first offering was a $50.0 public offering of five-year fixed-rate senior notes with a coupon rate of 5.90%, also issued under the $500.0 Shelf Registration ($300.0 of which remained available for issuance). The Company simultaneously executed an interest rate swap agreement effectively converting the $50.0 of fixed-rate notes to a variable rate. The effective cost of the notes, which includes both the impact of the interest rate swap and the settlement of a $50.0 cash flow hedge designated to hedge the benchmark interest rate in connection with the offering, was 6.56% and 5.75% at December 25, 2004 and December 27, 2003, respectively. The second offering was a $160.0 placement of variable-rate convertible senior notes due in 2023. The notes accrue interest at six-month LIBOR plus 0.5% with the rate reset on a semiannual basis in advance. The initial interest rate was 1.64%; the coupon rate as of December 25, 2004 was 2.49%. The notes will be convertible into shares of the Company's Common stock under certain conditions, such as when the closing sale price of the Company's Common stock is greater than 120% of the initial conversion price of $61.44 per share for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of a calendar quarter. The conversion price represented a 50% premium over the closing price of the Company's Common stock on the date the notes were offered. On October 30, 2003, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission in satisfaction of certain registration rights granted to the holders of the $160.0 convertible notes. The registration became effective on January 8, 2004. In connection with the sale of the convertible notes, the Company repurchased one million shares of its Common stock during August 2003 at an average price per share of $40.96. The Company used the remaining proceeds of the offerings primarily to refinance existing debt obligations.
     In December 2004, the Company completed its offer to exchange up to $160.0 of the variable-rate convertible senior notes due in 2023 (Old Notes) for an equal amount of its 2004 Senior Convertible Securities due 2023 (New Securities). The terms of the New Securities are largely consistent with those of the Old Notes except that settlement upon conversion of the New Securities will be paid in cash up to the principal amount of the converted New Securities with any excess of the conversion value settled in shares of the Company's stock. An amount equal to $155.9 of the Old Notes, or 97.4% of the outstanding issue, was tendered in exchange for an equal amount of the New Securities.
     During 2004, the Company retired $194.6 of various notes due in 2004. During 2003, the Company retired $200.7 of various notes due in 2003, 2015, 2026 and 2028. Interest rate swap agreements on long-term debt issues resulted in a decrease in the long-term effective interest rate from 6.15% to 5.70% in 2004 and from 6.53% to 5.86% in 2003. At December 25, 2004 and December 27, 2003, the Company had $50.0 of outstanding interest rate swaps. Long-term borrowing maturities during the next five years are $100.8 in 2005, $0.7 in 2006, $150.6 in 2007, $50.1 in 2008 and $0.1 in 2009.

11.     Accounting for Derivatives and Hedging Activities

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company records all derivative instruments on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current income unless the instruments have been designated as cash flow or net investment hedges, in which case such changes are recorded in other comprehensive income. The Company does not apply hedge accounting to contracts utilized to offset foreign exchange exposures related to foreign currency denominated assets and liabilities because they are marked to market through income at the same time that the exposed asset/liability is remeasured through income; both are recorded in foreign exchange loss (gain).

     Derivative gains and losses attributable to hedge ineffectiveness are also recorded in current earnings. For instruments designated as either fair value or cash flow hedges, net interest expense of $0.2 and $1.6 was recognized for hedge ineffectiveness for the years ended December 27, 2003 and December 28, 2002, respectively. Hedge ineffectiveness had no impact on income for the year ended December 25, 2004.

Fair Value Hedges In August 2003, the Company issued $210.0 in concurrent offerings of notes and convertible notes. The first was a $50.0 public offering of five-year fixed-rate senior notes with a coupon rate of 5.90%. The Company simultaneously executed a $50.0 interest rate swap agreement under which the Company receives interest at a fixed rate and pays interest at a variable rate. This swap is designated as a fair value hedge effectively converting the fixed-rate notes to a variable rate of interest, and was outstanding at December 25, 2004 and December 27, 2003. The second offering was a $160.0 placement of variable-rate convertible senior notes due in 2023 (see Note 10 — Debt for a discussion regarding the exchange of $155.9 principal amount of these notes for new Senior Convertible Securities due in 2023), containing two embedded derivatives, a bond parity clause and a contingent interest provision. The fair value of the embedded derivatives contained in both the $155.9 exchanged securities and the $4.1 original issue notes was $0.0 at December 25, 2004 and December 27, 2003.

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
     The Company utilizes forward contracts to hedge foreign currency exposure associated with intercompany loans. The Company designated as a cash flow hedge forward contracts in the notional amounts of $41.0 and $43.3 at December 25, 2004 and December 27, 2003, respectively to hedge foreign currency exposure associated with an intercompany loan denominated in Japanese yen. During the third quarter of 2003, the Company permanently invested an intercompany loan in its Europe region. This permanent investment eliminated the ongoing exposure of principal and interest payments to fluctuations in foreign currency exchange rates and therefore the need to hedge such exposure.
     Reclassifications from other comprehensive income into income for cash flow hedge transactions were net losses of $1.9, $1.7 and $3.6 for the years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively. As of December 25, 2004 an estimated $3.3 pre-tax loss was expected to be reclassified into income over the next twelve months.

Net Investment Hedges At December 25, 2004 and December 27, 2003, the Company had designated foreign denominated intercompany loans with notional amounts of $194.9 and $180.8, respectively, as hedges of foreign currency exposure associated with net investments in non-U.S. subsidiaries. For derivatives designated as hedging instruments to hedge foreign currency exposures of net investments in non-U.S. subsidiaries, net after-tax hedging losses of $9.4, $13.7 and $3.5 were included in the cumulative translation adjustment in the years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively.

12.     Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value, as maturities are less than one year in duration. The Company's remaining financial instruments consisted of the following:
	December 25, 2004		December 27, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-derivatives
Other investments	$ 5.5	$ 5.5	$ 6.1	$ 6.1
Long-term debt, including current portion	(644.1)	(718.2)	(847.0)	(897.4)

Derivatives held for purposes other than trading
Foreign exchange instruments
Other current assets	$ 8.1	$ 8.1	$ 8.0	$ 8.0
Accrued liabilities	(6.5)	(6.5)	(6.9)	(6.9)
Net foreign exchange instruments	$ 1.6	$ 1.6	$ 1.1	$ 1.1

Interest rate instruments
Other current assets	$ -	$ -	$ 0.6	$ 0.6
Accrued liabilities	(0.1)	(0.1)	-	-
Net interest rate instruments	$ (0.1)	$ (0.1)	$ 0.6	$ 0.6

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
     The Company enters into forward foreign exchange contracts primarily to offset foreign exchange exposures related to foreign currency transactions and equity investments in non-U.S. subsidiaries. At December 25, 2004 and at December 27, 2003, the Company managed aggregate exposures of $692.2 and $408.5, respectively, by entering into forward foreign exchange contracts requiring the purchase or sale of U.S. and foreign currencies. The Company selectively hedges firm commitments that represent both a right and an obligation, mainly for committed purchase orders for foreign-sourced inventory.
     At December 25, 2004 and at December 27, 2003, the Company was party to interest rate instruments that had aggregate notional amounts of $50.0.
     Counterparties to the financial instruments discussed above expose the Company to credit risks to the extent of non-performance. The credit ratings of the counterparties, which consist of a diversified group of major financial institutions, are regularly monitored and thus credit loss arising from counterparty non-performance is not anticipated.

13.     Employee Benefits

The Company's benefit plans, which in the aggregate cover substantially all U.S. employees and employees in certain other countries, consist of defined benefit pension plans, a participatory defined benefit postretirement plan and defined contribution plans.

Pension and Postretirement Benefit Plans The fair value of plan assets in the Company's U.S. defined benefit pension plan represent approximately 72% of the fair value of all defined benefit pension plan assets as of December 25, 2004. The plan is a noncontributory defined benefit pension plan covering eligible salaried and hourly employees. Under the plan's current formula, each participant earns a benefit, payable at normal retirement age, expressed as an account balance that is credited annually with a percent of a participant's compensation and stated interest. In October 2004, the Company's Board of Directors passed a resolution to freeze the plan effective December 31, 2004. After December 31, 2004, no new participants will be accepted into the plan and no current participants will accrue any additional benefits except for an interest allocation on the December 31, 2004 account balance. All of the pension benefits that have already been earned up to December 31, 2004, however, will be preserved and will be paid out when due in accordance with the normal provisions of the plan. During the fourth quarter of 2004, the Company recognized a $1.8 curtailment loss associated with the freezing of the pension plan which is reflected in the table below entitled Net Periodic Benefit Cost.
     The Company's postretirement benefit plan provides life and medical insurance benefits to participating employees of the Company upon retirement. Upon meeting the eligibility requirements based on age and years of service, retirees and their eligible dependents are able to retain medical and life insurance after retirement. Contributions necessary to fund benefits under the plan are made by the Company. Retirees are required to pay for a portion of the coverage provided at retirement, based upon their years of service. In October 2004, the Company's Board of Directors passed a resolution amending the plan to eliminate Company contributions to postretirement medical and life insurance coverage for participants who do not meet the minimum requirements of age and service on January 1, 2005. However, future retirees who do not meet the minimum requirements of age and service on January 1, 2005, but who attain age 55 and 10 years of service, will be eligible, at retirement, to purchase retiree medical insurance through the Company. During the fourth quarter of 2004, the Company recognized a $0.7 curtailment gain associated with the elimination of coverage for those ineligible employees which is reflected in the table below entitled Net Periodic Benefit Cost.
     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company adopted the provisions of FSP FAS 106-2 as of July 1, 2004 which provides final accounting guidance related to the Act (see New Accounting Guidance in Note 1 — Accounting Policies). The FSP requires companies to record any expected amount of subsidy under the Act as an actuarial gain to be amortized into income over the average working life of the Company's employees. The reduction in the accumulated postretirement benefit obligation related to benefits attributed to past service was $12.6 as of the date of adoption. The reduction in current period service cost due to the subsidy was $0.8 in 2004, which includes a $0.2 reduction in service cost, a $0.4 reduction in interest cost and a $0.2 reduction in amortization of net loss.
     Components of net periodic benefit cost, benefit obligation, change in plan assets, asset allocation and funded status are summarized below for the Company's U.S. and major non-U.S. pension plans and the postretirement plan. For 2004 and 2003, the funded status of the pension and postretirement plans presented herein were measured as of December 31.

Net Periodic Benefit Cost Components of net periodic benefit cost and weighted-average assumptions used to determine net periodic cost for the plans for fiscal years 2004, 2003 and 2002 were as follows:
	Pension Benefit Plans			Postretirement Benefit Plan
	2004	2003	2002	2004	2003	2002
Service cost	$15.0	$13.0	$12.2	$ 1.6	$ 1.4	$ 1.0
Interest cost	19.1	18.4	17.9	4.9	5.9	6.1
Expected return on plan assets	(20.3)	(16.6)	(19.3)	(3.1)	(2.6)	(3.4)
Amortization of transition obligation	0.1	0.2	0.4	-	-	-
Amortization of prior-service cost	0.5	2.2	0.7	(0.1)	(0.1)	(0.1)
Amortization of net loss	6.1	7.5	2.0	-	0.3	-
Net periodic benefit cost	20.5	24.7	13.9	3.3	4.9	3.6
Curtailment loss (gain)	1.8	0.4	0.7	(0.7)	-	-
Settlement loss	-	0.3	-	-	-	-
Net periodic cost after curtailment	$22.3	$25.4	$14.6	$2.6	$ 4.9	$ 3.6

    The 2004 curtailment loss in the Pension Benefit Plans related to the freezing of the Company's U.S. defined benefit pension plan. The 2004 curtailment gain in the Postretirement Benefit Plan was associated with the elimination of Company contributions to postretirement medical and life insurance coverage for participants who do not meet the minimum requirements of age and service on January 1, 2005. The 2003 curtailment and settlement losses in Pension Benefit Plans related to making lump-sum payments to the participants of one of the Company's foreign plans which is expected to have a final settlement in 2006. The 2002 curtailment loss in Pension Benefit Plans related to the restructuring actions taken in 2002.

     Weighted Average Assumptions
	Pension Benefit Plans			Postretirement Benefit Plan
	2004	2003	2002	2004	2003	2002
U.S. Benefit Plans:
Discount rate	6.00%	6.75%	7.50%	6.00%	6.75%	7.50%
Expected return on plan assets	9.00%	9.00%	10.00%	8.00%	8.00%	9.00%
Rate of compensation increase	4.00%	4.25%	5.00%	4.00%	4.25%	5.00%

Non-U.S. Pension Benefit Plans: 1
Discount rate	4.90%	5.23%	5.04%
Expected return on plan assets	6.12%	6.07%	5.85%
Rate of compensation increase	3.09%	3.05%	3.77%

1     The Company does not have non-U.S. postretirement benefit plans.

     For the Company's U.S. Pension Plan, the expected return is 9.0%. Passively managed portfolios with asset allocations similar to the Company's U.S. Pension Plan would have earned in the 11% - 13% range over the last 10, 20 and 30 years. In view of low current interest rates and the recent performance of the equity markets over the last several years, the Company believes that Plan returns over the near term may not achieve historical returns.

Benefit Obligation The tables below present components of the change in benefit obligation and the weighted average assumptions used to determine the benefit obligation for the two-year period ended December 25, 2004.

     Change in Benefit Obligation
	Pension Benefit Plans		Postretirement Benefit Plan
	2004	2003	2004	2003

Obligation at beginning of year	$343.9	$292.6	$96.5	$90.1
Service cost	15.0	13.0	1.6	1.4
Interest cost	19.1	18.4	4.9	5.9
Participant contributions	1.6	1.3	1.5	-
Plan amendments	-	1.6	-	-
Currency translation adjustments	8.8	12.6	-	-
Curtailment (gain) loss	(16.5)	0.1	(2.7)	-
Benefit payments	(20.0)	(22.9)	(10.0)	(8.8)
Settlement payments	-	(1.0)	-	-
Actuarial loss (gain)	24.0	28.2	(13.1)	7.9
Obligation at end of year	$375.9	$343.9	$78.7	$96.5

     The accumulated benefit obligation for the Company's pension benefit plans was $356.5 and $306.4 at December 25, 2004 and December 27, 2003, respectively. For the Company's postretirement benefit plan the accumulated benefit obligation was $78.7 and $96.5 at December 25, 2004 and December 27, 2003, respectively.

     Weighted Average Assumptions
	Pension Benefit Plans		Postretirement Benefit Plan
	2004	2003	2004	2003
U.S. Benefit Plans:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	-	4.00%	4.00%	4.00%

Non-U.S. Pension Benefit Plans: 1
Discount rate	4.43%	4.87%
Rate of compensation increase	3.41%	3.02%

1     The Company does not have non-U.S. postretirement benefit plans.

     Assumed health care cost trend rates have a significant effect on the amounts reported as postretirement benefits. For 2004, an 11% annual rate of increase in the per capita cost of covered health care benefits for all participants was assumed. The trend rate grades down by 1.0% per year to an ultimate annual rate of 5.0% in 2013. To demonstrate the significance of this rate on the expense reported, a one-percentage point change in the assumed health care cost trend rate would have the following effect:
	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic postretirement health care benefit cost	$0.8	$(0.7)

Effect on the health care component of the accumulated postretirement benefit obligation	7.7	(6.1)

Plan Assets The table below presents components of the change in plan assets for the two-year period ended December 25, 2004.
	Pension Benefit Plans		Postretirement Benefit Plan
	2004	2003	2004	2003

Fair value of plan assets at beginning of year	$239.0	$206.6	$37.0	$33.3
Actual gain or (loss) on plan assets	31.1	38.3	6.8	4.5
Employer contributions	25.2	8.7	8.3	8.0
Participant contributions	1.6	1.3	1.5	-
Benefit payments	(20.0)	(22.9)	(10.0)	(8.8)
Settlement payments	-	(1.0)	-	-
Currency translation adjustments	4.8	8.0	-	-
Fair value of plan assets at end of year	$281.7	$239.0	$43.6	$37.0

     The Company's funding policy for its pension plans is to make contributions that meet or exceed the minimum funding statutory requirements. These contributions are determined based upon actuarial valuation recommendations made by the actuary under accepted actuarial principles. Company contributions for its postretirement plan are made at intervals and in amounts determined by the plan administrator, based on actual claims incurred and reported by participants and providers. The Company expects to contribute up to $13.0 to all pension benefit plans and $7.0 to its postretirement benefit plan in 2005.

     Estimated future benefit payments, which reflect expected future service, as appropriate, are to be paid as follows:
		Postretirement Benefit Plan
Fiscal Year Ending	Pension Benefit Plans	Benefit Payments	Subsidy Receipts
December 31, 2005	$19.1	$7.4	$ -
December 30, 2006 1	45.1	7.3	0.8
December 29, 2007	20.2	7.3	0.8
December 27, 2008	21.4	7.2	0.8
December 26, 2009	23.9	7.1	0.8
Fiscal years 2010 - 2014	133.4	34.0	3.7

1     The 2006 future benefits for the pension benefit plans include a $26.1 payment in connection with one of the Company's foreign plans expected to have a final settlement in 2006.

     The weighted average asset allocations for the two-year period ended December 25, 2004, by asset category, are as follows:
	Pension Benefit Plans		Postretirement Benefit Plan
	2004	2003	2004	2003
U.S. Pension Benefit Plans:
Equity securities	74%	71%	97%	97%
Fixed income (debt) securities	26%	29%	3%	3%
Total	100%	100%	100%	100%

Non-U.S. Pension Benefit Plans: 1
Equity securities	65%	66%
Fixed income (debt) securities	19%	17%
Other	16%	17%
Total	100%	100%

1     The Company does not have non-U.S. postretirement benefit plans.

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
     Equity securities shown above for both 2004 and 2003 include 52,800 shares of the Company's Common stock with a market value of $3.4 (1.8% of total plan assets) and $2.7 (1.5% of total plan assets) at December 25, 2004 and December 27, 2003, respectively.

Funded Status The table below presents components of the funded status for the two-year period ended December 25, 2004.
	Pension Benefit Plans		Postretirement Benefit Plan
	2004	2003	2004	2003
Fair value of plan assets	$281.7	$239.0	$ 43.6	$ 37.0
Benefit obligation	375.9	343.9	78.7	96.5
Funded status at end of year	(94.2)	(104.9)	(35.1)	(59.5)
Unrecognized transition obligation	0.4	0.5	-	-
Unrecognized prior-service cost (benefit)	0.1	2.4	(1.5)	0.4
Unrecognized actuarial loss	84.2	90.5	1.0	17.8
Net amount recognized at end of year	$ (9.5)	$ (11.5)	$(35.6)	$(41.3)

     The following table provides the amounts recognized in the balance sheets as of the end of each year:
	Pension Benefit Plans		Postretirement Benefit Plan
	2004	2003	2004	2003
Prepaid benefit cost	$ -	$ 2.2	$ -	$ -
Accrued benefit liability	(74.9)	(78.2)	(35.6)	(41.3)
Intangible asset	0.6	2.1	-	-
Accumulated other comprehensive income	64.8	62.4	-	-
Net amount recognized at end of year	$ (9.5)	$(11.5)	$(35.6)	$(41.3)

     The following table provides information related to the Company's underfunded pension plans:
	2004	2003
Projected benefit obligation	$375.9	$299.8
Accumulated benefit obligation	356.5	275.8
Fair value of plan assets	281.7	199.6

     The Company's postretirement benefit plan was underfunded for each of the past two years.

Defined Contribution Plans The Company sponsors a 401(k) plan which is a defined contribution plan covering substantially all U.S. employees of the Company. Employees may elect to participate in the plan on their date of hire if they are scheduled to work at least 1,000 hours per plan year. In general, participants' contributions, up to 3% of compensation, qualified for 100% Company match and 50% Company match for the next 2% of participant contributions. Additionally, for all participants who have completed one year of eligible service, the Company provided a base contribution of 0.5% of a participant's eligible compensation. Effective January 1, 2005, the Company will increase its match to 150% for participant contributions up to 5% of compensation. The Company's base contribution will increase to 2.5% of a participant's eligible compensation. The 401(k) will become the Company's principle vehicle for providing retirement income to U.S. employees, replacing the defined benefit pension plan that was frozen effective December 31, 2004. The Company sponsors defined contribution plans covering employees outside the U.S. which are managed on a local basis.
     Total Company costs associated with defined contribution plans totaled $13.8, $11.6 and $11.7 for 2004, 2003 and 2002, respectively.

14.     Stock Compensation Plans

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

Stock Options The Company has granted stock options under the plans discussed above. These options typically vest ratably over three years for employee options and 100% after one year for non-employee director options, and they expire ten years from the date of grant. Vesting is contingent upon a continued employment relationship with the Company. (See Note 1 — Accounting Policies for a discussion relating to the Company's accounting for stock-based employee compensation plans).
     For purposes of this disclosure, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued each year:
	2004	2003	2002
Risk-free interest rate	3.06%	3.37%	2.87%
Dividend yield	1.18%	1.18%	1.21%
Volatility factor	35.97%	36.02%	38.39%
Weighted average expected life (years)	6	6	5

     The weighted average value of options granted was $19.19, $10.98 and $12.41, in 2004, 2003 and 2002, respectively.
A summary of the status of the Company's fixed stock option plans at year-end 2004, 2003 and 2002 is presented below:

	2004		2003		2002
	Number of Shares (000s)	Weighted Average Exercise Price (Per Share)	Number of Shares (000s)	Weighted Average Exercise Price (Per Share)	Number of Shares (000s)	Weighted Average Exercise Price (Per Share)
Outstanding at beginning of year	7,530	$43.66	7,060	$46.60	6,072	$49.87
Granted	1,125	54.86	1,444	30.65	1,858	37.74
Exercised	(1,853)	42.27	(312)	38.97	(70)	35.81
Forfeited and canceled	(281)	60.62	(662)	48.68	(800)	51.78
Outstanding at year end	6,521	45.31	7,530	43.66	7,060	46.60
Options exercisable at year end	3,996	$46.94	4,680	$48.80	4,242	$49.83

     The following represents additional information about fixed stock options outstanding at December 25, 2004:
	Options Outstanding			Options Exercisable
Range of Exercise Prices (Per Share)	Number Outstanding (000s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (Per Share)	Number Exercisable (000s)	Weighted Average Exercise Price (Per Share)
$26.00 to 40.49	3,171	7.1	$34.36	1,760	$35.29
40.50 to 45.49	867	5.0	44.07	861	44.09
45.50 to 55.49	1,269	7.8	53.48	287	50.90
55.50 to 65.49	717	6.1	61.61	591	61.98
65.50 to 72.97	497	4.4	72.97	497	72.97
	6,521	6.6	$45.31	3,996	$46.94

Stock Awards The Company also issues restricted stock awards to officers and other key personnel. These awards have vesting periods up to seven years with vesting criteria based on the attainment of specific performance goals such as average sales and cumulative earnings per share targets and based on continued employment until applicable vesting dates.
     Compensation expense is recorded based on applicable vesting criteria and, for those awards with performance goals, as such goals are met. In 2004, 2003 and 2002, 42,300, 103,800 and 379,422, shares related to such awards were granted at weighted average market values of $54.67, $40.25 and $37.36 per share, respectively. As of December 25, 2004, 348,765 awards remain outstanding.

15.     Minority Interest

The minority interest liability at the end of 2004 and 2003 represents outside interests in non-U.S. commercial and manufacturing joint ventures, which are fully consolidated in the Company's results. At December 29, 2001, the minority interest in subsidiaries primarily represented an outside partnership interest of 22% in Wilmington Partners L.P. (the Partnership). The remaining partnership interests were held by four wholly owned subsidiaries of the Company. The Partnership is a separate legal entity from the Company, but for financial reporting purposes, assets, liabilities and results of operations from the Partnership are included in the Company's consolidated financial results. The outside investor's limited partnership interest was recorded as minority interest totaling $200.0 in the Company's consolidated financial statements at December 29, 2001. During March 2002, the outside partner exercised its put right for all of its partnership interest, and the Company recorded a one-time early liquidation premium of $7.0, net of taxes, in connection with the early termination of the outside partner's interest. The termination of the minority interest obligation and payment of the associated early liquidation premium occurred in May 2002.

16.     Operating Leases

The Company leases land, buildings, machinery and equipment under noncancelable operating leases. Total annual rental expense for 2004, 2003 and 2002 amounted to $31.3, $28.0 and $28.1, respectively.
     Minimum future rental commitments having noncancelable lease terms in excess of one year aggregated $79.0, net of aggregated sublease rentals of $3.8, as of December 25, 2004 and are payable as follows: 2005, $26.0; 2006, $18.7; 2007, $11.7;

2008, $8.2; 2009, $5.3 and beyond, $9.1.

17.     Commitments and Contingencies

Lines of Credit The Company guarantees indebtedness of its subsidiaries under lines of credit used for working capital. Availability under such lines of credit totaled approximately $90.1 and $51.3 at the end of 2004 and 2003, respectively. There were no outstanding balances at December 25, 2004 and December 27, 2003.

Letters of Credit The Company had outstanding standby letters of credit totaling approximately $20.8 and $20.4 at the end of 2004 and 2003, respectively, to ensure payment of possible workers' compensation, product liability and other insurance claims. At the end of 2004 and 2003, the Company had recorded liabilities of approximately $11.1 related to workers' compensation, product liability and property insurance claims.

Guarantees The Company guarantees a real property mortgage loan of a research and development partner. The mortgage is secured by the property with a current appraised value of $4.0. The Company's guarantee has a five-year term expiring July 2007. The principal balance of the guaranteed loan totaled approximately $3.5 and $4.0 at the end of 2004 and 2003, respectively. This guarantee would require payment from the Company in the event of default by the research partner and failure of the security to fully satisfy the then outstanding debt.
     The Company also guarantees a lease obligation of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. At the end of 2004 and 2003, the amount guaranteed was approximately $10.0. In the event of default, the guarantee would require payment from the Company. Sublease rights as specified under the agreement would reduce the Company's exposure.
     The Company believes the likelihood is remote that material payments will be required in either circumstance. The Company has not recorded any liabilities under these guarantees.

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
     At December 25, 2004, estimated future remediation costs of approximately $0.6 were accrued by the Company, excluding estimates for legal expenses. The estimate for future remediation costs follows guidelines established by the American Standards for Testing and Materials (ASTM) Document E2137-01. All known current potential Company environmental liabilities are considered in this estimate. It is reasonable to expect that the Company's recorded estimates of its liabilities may change and there is no assurance that additional costs greater than the amounts accrued will not be incurred, or that changes in environmental laws or their interpretation will not require additional amounts to be spent. The Company does not believe that its financial position, results of operations, and cash flows are likely to be materially affected by environmental liabilities.

Other Commitments and Contingencies The Company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business as described in Note 22 — Other Matters.

Product Warranties The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability during 2003 and 2004 were as follows:
Balance at December 28, 2002	$5.9
Accruals for warranties issued	7.5
Changes in accruals related to pre-existing warranties	0.5
Settlements made	(5.8)
Balance at December 27, 2003	$8.1
Accruals for warranties issued	6.8
Changes in accruals related to pre-existing warranties	(1.1)
Settlements made	(5.9)
Balance at December 25, 2004	$7.9

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. Changes in the Company's deferred service revenue during 2003 and 2004 were as follows:
Balance at December 28, 2002	$4.9
Accruals for service contracts	12.5
Changes in accruals related to pre-existing service contracts	1.3
Revenue recognized	(12.2)
Balance at December 27, 2003	$6.5
Accruals for service contracts	14.2
Changes in accruals related to pre-existing service contracts	(0.3)
Revenue recognized	(12.5)
Balance at December 25, 2004	$7.9

18.     Forward Equity Contracts

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

19.     Supplemental Balance Sheet Information
	December 25, 2004	December 27, 2003	December 28, 2002
Allowances for Losses on Trade Receivables
Balance at beginning of year	$21.3	$25.6	$20.7
Provision charge to operating income	4.3	2.9	6.2
Gross write-offs of trade receivables accounts	(4.0)	(9.3)	(3.5)
Recoveries on trade receivables accounts previously written off	0.5	0.1	0.9
Currency effect	0.8	2.0	1.3
Balance at end of year	$22.9	$21.3	$25.6

	December 25, 2004	December 27, 2003
Inventories, net
Raw materials and supplies	$ 50.0	$ 42.6
Work in process	17.8	19.3
Finished products	136.6	145.4
	$ 204.4	$ 207.3
	December 25, 2004	December 27, 2003
Property, Plant and Equipment, net
Land	$ 19.1	$ 18.3
Buildings	341.5	328.2
Machinery and equipment	977.4	954.7
Leasehold improvements 1	28.7	30.1
Equipment on operating lease 2	16.5	12.4
	1,383.2	1,343.7
Less accumulated depreciation	(802.3)	(795.6)
	$ 580.9	$ 548.1

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
2     See Note 4 — Net Investment in Sales-Type and Operating Leases for additional information regarding equipment on operating lease.

20.     Restructuring Charges and Asset Write-offs

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
     At the conclusion of the Profitability Improvement Program and the transfer of PureVision contact lens manufacturing, 468 jobs were eliminated. Related expenses of $16.8 and $3.4 of asset write-offs were charged against the liability. Cash payments for severance and other related expenses were $10.8 and $6.0 in 2003 and 2002, respectively. All actions related to this restructuring plan were completed by the end of 2003.

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
     Cash payments for severance and other related expenses were $26.3 in 2002. All actions related to this restructuring program were completed as of September 28, 2002.

21.     Discontinued Operations

On June 26, 1999, the Company completed the sale of its eyewear segment to Luxottica Group S.p.A. (Luxottica). During 2000,

Luxottica proposed certain purchase price adjustments in connection with this transaction. On January 22, 2002, the Company reached an agreement with Luxottica relative to these proposed adjustments. The net result of the resolution was an after-tax charge to discontinued operations of $21.1 ($0.39 per diluted share) in 2001. The net cash impact of this settlement was a $23.0 payment to Luxottica in January 2002.

22.     Other Matters

The Company is engaged in various lawsuits, claims, investigations and proceedings including patent, trademark, commercial and environmental matters that are in the ordinary course of business. The Company cannot at this time estimate with any certainty the impact of such matters on its financial position.

23.     Quarterly Results, Stock Prices and Selected Financial Data

Quarterly Results (unaudited) The following table presents reported net sales, gross profit (net sales less cost of products sold), net income and earnings per share for each quarter during the past two years. Net sales and gross profit are reported on the same basis as amounts in the accompanying Statements of Income on page 28.
				Earnings Per Share
	Net Sales	Gross Profit	Net Income	Basic	Diluted
2004
First	$ 510.3	$ 289.9	$ 23.5	$0.45	$0.43 2
Second	566.5	338.9	41.4	0.78	0.76 2
Third	548.9	317.5	43.3	0.81	0.79 2
Fourth	606.6	351.1	51.4	0.97	0.94 2
	$2,232.3	$1,297.4	$159.6	$3.03	$2.93 2
2003
First	$ 448.0	$ 249.8	$ 15.6	$0.29	$0.29
Second	512.5	298.8	28.3	0.53	0.53
Third	508.9	299.3	32.2	0.61	0.60 2
Fourth	550.1	313.6	49.4 1	0.94	0.92 2
	$2,019.5	$1,161.5	$125.5	$2.37	$2.34 2

     The amounts in the following references are all presented after taxes.

1     Includes R&D expense of $3.7 associated with the acquisition of an early-stage pharmaceutical technology, a $4.1 reversal of previously recorded restructuring reserves for the Company's Profitability Improvement Program (see Note 20 — Restructuring Charges and Asset Write-offs) and net foreign currency income of $4.5 realized upon the liquidation of certain non-U.S. subsidiaries.
2     Includes the dilution effect from the Company's application of EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (see Note 2 — Earnings Per Share). Dilutive shares were retroactively restated for periods ended prior to December 25, 2004 with no change to previously reported EPS. Dilutive shares outstanding for the first, second and third quarters of 2004 were restated to 54,566; 54,569 and 54,628 from 54,499; 54,431 and 54,460, respectively. Dilutive shares outstanding for the 2003 third quarter and year to date periods were restated to 53,423 and 53,519 from 53,379 and 53,491, respectively.

Quarterly Stock Prices (unaudited) The Company's Common stock is listed on the New York Stock Exchange and is traded under the symbol BOL. There were approximately 7,700 and 8,000 Common shareholders of record at year-end 2004 and 2003, respectively. The following table shows the price range of the Common stock for each quarter for the past two years:
	2004		2003
	Price Per Share		Price Per Share
	High	Low	High	Low
First	$61.64	$50.70	$37.00	$29.35
Second	66.67	57.63	40.74	32.11
Third	69.00	57.42	45.74	36.05
Fourth	67.95	57.17	52.66	43.70

Selected Financial Data (unaudited)

Dollar Amounts in Millions - Except Per Share Data

2004	2003	2002	2001	2000
Results for the Year
Net sales 1	$2,232.3	$2,019.5	$1,816.7	$1,665.5	$1,718.7
Income from Continuing Operations 2	159.6	126.4	72.5	42.0	83.4
Net Income	159.6	125.5	72.5	21.2	83.4
Continuing Operations - Basic earnings per share 2	3.03	2.39	1.35	0.78	1.54
Net Income - Basic earnings per share	3.03	2.37	1.35	0.39	1.54
Continuing Operations - Diluted earnings per share 2	2.93	2.36	1.34	0.78	1.52
Net Income - Diluted earnings per share	2.93	2.34	1.34	0.39	1.52
Dividends per share	0.52	0.52	0.65	1.04	1.04
Year End Position
Working capital	$ 548.0	$ 545.0	$ 455.7	$ 693.7	$ 899.8
Total assets	3,022.1	3,006.4	2,773.4	2,993.5	3,239.3
Short-term debt	100.8	195.0	187.9	123.3	235.2
Long-term debt	543.3	652.0	656.2	703.2	763.1
Shareholders' equity	1,426.9	1,203.4	1,017.8	975.0	1,039.4
Other Ratios and Statistics
Return on sales from continuing operations 1,2	7.1%	6.3%	4.0%	2.5%	4.9%
Return on average Shareholders' equity	12.5%	11.9%	7.4%	2.1%	7.9%
Return on invested capital	9.1%	8.5%	6.0%	3.1%	6.1%
Return on average total assets	5.2%	4.4%	2.5%	0.7%	2.3%
Effective income tax rate for continuing operations before minority interest	33.5%	34.0%	34.5%	33.8%	40.8%
Current ratio	1.7	1.6	1.5	2.0	2.1
Total debt to Shareholders' equity	45.1%	70.4%	82.9%	84.8%	96.0%
Total debt to capital	31.1%	41.3%	45.3%	45.9%	49.0%
Capital expenditures	$ 118.9	$ 91.5	$ 91.9	$ 96.4	$ 95.0

1     Amounts prior to 2002 have been reclassified to reflect the adoption of EITF 01-09 as described in Note 1 — Accounting Policies.
2     Amounts for 2000 have been reclassified as prescribed by SFAS No. 145. A previously recorded extraordinary gain of $1.4, net of taxes, has been reclassified to Income from Continuing Operations.

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

Management's Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
     The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 25, 2004. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls - During the last fiscal year, the Company continued to implement its global enterprise reporting system at its commercial operations and shared financial services center in the United Kingdom and at certain manufacturing facilities in the U.S. and Europe. Other than the foregoing, there were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is continuing to implement the global enterprise reporting system, and in that process, expects that there will be future material changes in internal controls as a result of this implementation.

Item 9B.     Other Information

Not Applicable.

Part III

Item 10.     Directors and Executive Officers of Bausch & Lomb Incorporated

The items required by Part III, Item 10 are incorporated herein by reference from those relevant portions of the registrant's Proxy Statement. The names, ages (as of March 1, 2005), positions and offices held by and a brief account of the business experience during the past five years of each executive officer is set forth at the end of Part I of this Report on Form 10-K and is incorporated herein by reference. Additionally, the section to be entitled "Section 16(a) Beneficial Ownership Reporting Compliance" that shall be included in the Proxy Statement is incorporated herein by reference.
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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section to be entitled "Security Ownership of Certain Beneficial Owners and Directors and Executive Officers" which shall be included in the Proxy Statement is incorporated herein by reference.
     The section entitled Equity Compensation Plan Information as set forth on page 7 of this Report on Form 10-K under Part II, Item 5. Market for Bausch & Lomb Incorporated's Common Stock and Related Shareholder Matters, is incorporated herein by reference.

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

Part IV

Item 15.     Exhibits and Financial Statement Schedules

The following documents or the portions thereof indicated are filed as a part of this Report.
(a)	Index to Financial Statements and Financial Statement Schedules Covered by Reports of Independent Auditors.		Page
	1.	Financial statements filed herewith:
		Report of Independent Registered Public Accounting Firm	64
		Balance Sheets at December 25, 2004 and December 27, 2003	29
		For the years ended December 25, 2004, December 27, 2003 and December 28, 2002:
		Statements of Income	28
		Statements of Cash Flows	30
		Statements of Changes in Shareholders' Equity	31
		Notes to Financial Statements	33-59

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

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
(Registrant) BAUSCH & LOMB INCORPORATED
By (Signature and Title*) /s/ Ronald L. Zarrella Ronald L. Zarrella Chairman and Chief Executive Officer
Date: March 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Principal Executive Officer
By (Signature and Title*) /s/ Ronald L. Zarrella Ronald L. Zarrella Chairman and Chief Executive Officer
Date: March 8, 2005

Principal Financial Officer
By (Signature and Title*) /s/ Stephen C. McCluski Stephen C. McCluski Senior Vice President and Chief Financial Officer
Date: March 8, 2005

Controller
By (Signature and Title*) /s/ Jurij Z. Kushner Jurij Z. Kushner Vice President and Controller
Date: March 8, 2005

Directors
Alan M. Bennett Domenico De Sole Paul A. Friedman Jonathan S. Linen Ruth R. McMullin John R. Purcell Linda Johnson Rice William H. Waltrip Barry W. Wilson Kenneth L. Wolfe Ronald L. Zarrella
Date: March 8, 2005

By: /s/ Robert B. Stiles Robert B. Stiles Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bausch & Lomb Incorporated:

We have completed an integrated audit of Bausch & Lomb Incorporated's December 25, 2004 consolidated financial statements and of its internal control over financial reporting as of December 25, 2004 and audits of its December 27, 2003 and December 28, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bausch & Lomb Incorporated and its subsidiaries at December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Notes 1 and 13 of the consolidated financial statements, as of December 25, 2004, the Company has reduced its accumulated postretirement benefit obligation to conform with the provisions of FSP FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As discussed in Note 19 of the consolidated financial statements, as of December 27, 2003, the Company has recognized asset retirement costs to conform with the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

Internal Control Over Financial Reporting Also, in our opinion, management's assessment, included in the Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 25, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Rochester, New York
March 8, 2005

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

(4)-j	Sixth Supplemental Indenture, dated December 20, 2004 between the Company and Citibank, N.A. (filed herewith).
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

(10)-f	Management Incentive Compensation Plan (filed as Exhibit (10)-b to the Company's Form 10-Q for the quarter ended June 27, 1998, File No. 1-4105 and incorporated herein by reference).
(10)-g

Employment Agreement dated November 9, 2001 between Bausch & Lomb Incorporated and Ronald L. Zarrella, Chairman and Chief Executive Officer (filed as Exhibit (10)-z to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, File No. 1-4105 and incorporated herein by reference).

(10)-h	Amended and Restated 1990 Stock Incentive Plan (filed as Exhibit (10)-s to the Company's Form 10-K for the year ended December 28, 2002, File No. 1-4105 and incorporated herein by reference).
(10)-i

Amendment No. 6 to the Bausch & Lomb Incorporated 1990 Stock Incentive Plan (filed as Exhibit (10)-t to the Company's Form 10-K for the year ended December 28, 2002, File No. 1-4105 and incorporated herein by reference).

(10)-j	Corporate Officer Separation Plan (filed as Exhibit (10)-v to the Company's Form 10-K for the year ended December 28, 2002, File No. 1-4105 and incorporated herein by reference).
(10)-k

Amended and Restated 2001 Stock Incentive Plan for Non-Officers, as approved by the Committee on Management on January 22, 2001 and amended on July 23, 2001 (filed as Exhibit (10)-w to the Company's Form 10-K for the year ended December 28, 2002, File No. 1-4105 and incorporated herein by reference).

(10)-l

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

(10)-o

Amendment No. 1 to the Amended and Restated Supplemental Retirement Income Plan III (filed as Exhibit (10)-b to the Company's Form 10-Q for the quarter ended September 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-p

Stock Unit Award Agreement pursuant to the 2003 Long-Term Incentive Plan (filed as Exhibit (10)-c to the Company's Form 10-Q for the quarter ended September 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-q

Restricted Stock Award Agreement pursuant to the 2003 Long-Term Incentive Plan (filed as Exhibit (10)-d to the Company's Form 10-Q for the quarter ended September 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-r	Bausch & Lomb Incorporated Annual Incentive Compensation Plan, as amended and restated on January 25, 2005 (filed herewith).
(10)-s

Director Deferred Compensation Plan as amended and restated on December 1, 2003 (filed as Exhibit (10)-w to the Company's Form 10-K for the year ended December 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-t

Restricted Stock Deferred Compensation Plan, as amended and restated on December 1, 2003 (filed as Exhibit (10)-x to the Company's Form 10-K for the year ended December 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-u

Executive Deferred Compensation Plan, as amended and restated on December 1, 2003 (filed as Exhibit (10)-y to the Company's Form 10-K for the year ended December 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-v

Stock Option Agreement Pursuant to 2003 Long-Term Incentive Plan (filed as Exhibit (10)-z to the Company's Form 10-K for the year ended December 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-w	Description of certain employment terms for Paul G. Howes, Senior Vice President and President, Americas Region, dated November 12, 2003 (filed herewith).
(10)-x	Sixth Supplemental Indenture, dated December 20, 2004, between the Company and Citibank, N.A. (filed herewith as Exhibit (4)-j).
(12)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(21)	Subsidiaries (filed herewith).
(23)	Consent of Independent Registered Public Accounting Firm (filed herewith).
(24)	Power of Attorney with respect to the signatures of directors in this Report on Form 10-K (filed herewith).
(31)-a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31)-b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)-a	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).
(32)-b	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).
(99)-a	Information Concerning Forward-Looking Statements (filed herewith).