Form 10-Q
period 2005-03-26
BAUSCH & LOMB INC
filed 2005-04-28
CIK 10427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2005
or

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
585.338.6000 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of Common stock of the registrant outstanding as of March 26, 2005 was 53,543,242 consisting of 53,351,036 shares of Common stock and 192,206 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying unaudited interim consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries have been prepared by the Company in accordance with the accounting policies stated in the Company's Form 10-K for the year ended December 25, 2004 and should be read in conjunction with the Notes to Financial Statements appearing therein, and are based in part on approximations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America have been included in these unaudited interim consolidated financial statements.
BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
	(Unaudited) First Quarter Ended
Dollar Amounts in Millions - Except Per Share Data	March 26, 2005	March 27, 2004
Net Sales	$ 554.3	$ 510.3

Costs and Expenses
Cost of products sold	232.0	220.4
Selling, administrative and general	222.6	211.8
Research and development	39.2	34.6
	493.8	466.8
Operating Income	60.5	43.5

Other (Income) Expense
Interest and investment income	(3.9)	(4.0)
Interest expense	10.9	11.8
Foreign currency, net	-	(1.3)
	7.0	6.5

Income before Income Taxes and Minority Interest	53.5	37.0
Provision for income taxes	17.7	12.4
Minority interest in subsidiaries	1.3	1.1
Net Income	$ 34.5	$ 23.5

Basic Earnings Per Share:	$ 0.65	$ 0.45
Average Shares Outstanding - Basic (000s)	53,006	52,748

Diluted Earnings Per Share:	$ 0.63	$ 0.43
Average Shares Outstanding - Diluted (000s)	55,220	54,566

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES BALANCE SHEETS
Dollar Amounts in Millions - Except Per Share Data	(Unaudited) March 26, 2005	December 25, 2004
Assets
Cash and cash equivalents	$ 483.0	$ 501.8
Trade receivables, less allowances of $22.4 and $22.9, respectively	504.0	511.4
Inventories, net	219.8	204.4
Other current assets	107.6	95.7
Deferred income taxes	69.0	67.2
Total Current Assets	1,383.4	1,380.5

Property, Plant and Equipment, net	573.1	580.9
Goodwill	740.5	736.3
Other Intangibles, net	211.3	204.3
Other Long-Term Assets	105.8	108.7
Deferred Income Taxes	11.8	11.4
Total Assets	$3,025.9	$3,022.1

Liabilities and Shareholders' Equity
Current portion of long-term debt	$ 100.9	$ 100.8
Accounts payable	89.0	93.6
Accrued compensation	114.7	149.1
Accrued liabilities	383.4	390.8
Federal, state and foreign income taxes payable	104.2	97.8
Deferred income taxes	2.0	0.4
Total Current Liabilities	794.2	832.5

Long-Term Debt, less current portion	542.0	543.3
Other Long-Term Liabilities	131.2	130.3
Deferred Income Taxes	68.4	73.6
Minority Interest	16.7	15.5
Total Liabilities	1,552.5	1,595.2

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,402,322 shares issued (60,340,522 shares in 2004)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 341,700 shares issued (443,584 shares in 2004)	-	-
Capital in Excess of Par Value	101.4	103.8
Common and Class B Stock in Treasury, at cost, 7,200,780 shares (7,544,976 shares in 2004)	(382.8)	(397.8)
Retained Earnings	1,556.5	1,528.9
Accumulated Other Comprehensive Income	183.9	173.8
Other Shareholders' Equity	(9.7)	(5.9)
Total Shareholders' Equity	1,473.4	1,426.9
Total Liabilities and Shareholders' Equity	$3,025.9	$3,022.1

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF CASH FLOWS
	(Unaudited) First Quarter Ended
Dollar Amounts in Millions	March 26, 2005	March 27, 2004
Cash Flows from Operating Activities
Net Income	$ 34.5	$ 23.5
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation	25.5	23.1
Amortization	6.6	6.2
Deferred income taxes	(6.2)	(4.6)
Stock compensation expense	1.5	3.3
Tax benefits associated with exercise of stock options	4.8	3.5
Loss on retirement of fixed assets	0.3	0.9
Changes in Assets and Liabilities
Trade receivables	9.9	35.5
Inventories	(14.3)	(5.4)
Other current assets	(11.6)	(3.1)
Other long-term assets, including equipment on operating lease	0.9	(14.2)
Accounts payable and accrued liabilities	(46.2)	(34.6)
Income taxes payable	6.3	(7.2)
Other long-term liabilities	1.2	(7.9)
Net Cash Provided by Operating Activities	13.2	19.0

Cash Flows from Investing Activities
Capital expenditures	(14.9)	(18.9)
Net cash paid for acquisition of businesses and other intangibles	(12.6)	-
Other	-	(0.5)
Net Cash Used in Investing Activities	(27.5)	(19.4)

Cash Flows from Financing Activities
Repurchase of Common and Class B shares	(23.3)	(18.4)
Exercise of stock options	24.4	24.5
Repayment of long-term debt	(0.2)	(0.6)
Payment of dividends	(6.9)	(6.8)
Net Cash Used in Financing Activities	(6.0)	(1.3)

Effect of exchange rate changes on cash and cash equivalents	1.5	(0.2)

Net Change in Cash and Cash Equivalents	(18.8)	(1.9)

Cash and Cash Equivalents - Beginning of Period	501.8	562.6

Cash and Cash Equivalents - End of Period	$483.0	$560.7

Supplemental Cash Flow Disclosures
Cash paid for interest	$ 13.1	$ 11.9
Net cash payments for income taxes	$ 13.2	$ 20.6

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

1.     Comprehensive Income

The following table summarizes components of comprehensive income for the quarters ended March 26, 2005 and March 27, 2004:

	First Quarter Ended
March 26, 2005				March 27, 2004
	Pre-tax Amount	Tax Expense	Net-of-tax Amount	Pre-tax Amount	Tax Benefit (Expense)	Net-of-tax Amount
Foreign currency translation adjustments	$ 9.6	$ -	$ 9.6	$1.3	$ -	$ 1.3
Reclassification adjustment into net income for net loss realized on cash flow hedges	0.8	(0.3)	0.5	0.8	(0.3)	0.5
Unrealized holding gain on available for sale securities	-	-	-	0.2	(0.1)	0.1

Other comprehensive income	$10.4	$(0.3)	10.1	$2.3	$(0.4)	1.9
Net income			34.5			23.5
Total comprehensive income			$44.6			$25.4

2.     Earnings Per Share

Basic earnings per share is computed based on the weighted average number of Common and Class B shares outstanding during a period. Diluted earnings per share reflect the assumed conversion of dilutive stock. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of stock options were considered to have been used to repurchase Common shares at average market prices for the period, and the resulting net additional Common shares are included in the calculation of average Common shares outstanding.
     In a given period there may be outstanding stock options considered anti-dilutive as the options' exercise price was greater than the average market price of Common shares during that period and, therefore, excluded from the calculation of diluted earnings per share. Anti-dilutive stock options to purchase 1.0 million shares of Common stock at exercise prices ranging from $71.18 to $74.34 were outstanding at March 26, 2005. At March 27, 2004, anti-dilutive stock options to purchase 1.5 million shares of Common stock with exercise prices ranging from $57.21 to $72.97 were outstanding.
     In August 2003, the Company issued $160.0 variable-rate Convertible Senior Notes (Old Notes) due in 2023. The Old Notes were convertible into shares of the Company's Common stock under certain conditions, such as when the closing sale price of the Company's Common stock is greater than 120% of the initial conversion price of $61.44 for at least 20 trading days in a period of 30 consecutive trading days. None of the conditions that would permit conversion had been satisfied during the first quarter of 2005 or during fiscal year 2004. In December 2004, the Company completed its offer to exchange up to $160.0 of the Old Notes for an equal amount of its 2004 Senior Convertible Securities due 2023 (New Securities). The terms of the New Securities are primarily consistent with those of the Old Notes except that settlement upon conversion of the New Securities will be paid in cash up to the principal amount of the converted New Securities with any excess of the conversion value settled in shares of the Company's stock. An amount equal to $155.9 of the Old Notes, or 97.4% of the outstanding issue, was tendered in exchange for an equal amount of the New Securities. The exchange of the majority of the outstanding Old Notes has essentially eliminated the potential dilution under the provisions of Emerging Issues Task Force (EITF) Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. The impact of the Old Notes on the diluted earnings per share calculation was an adjustment of less than $0.1 to net income for the quarters ended March 26, 2005 and March 27, 2004, representing the interest and amortization expense attributed to the remaining Old Notes. The effects of the Old Notes and the New Securities on dilutive shares for the quarters ended March 26, 2005 and March 27, 2004 are reflected in the table below.
     The following table summarizes the amounts used to calculate basic and diluted earnings per share:
(Dollar Amounts in Millions, Share Data in Thousands)	First Quarter Ended
	March 26, 2005	March 27, 2004
Net Income	$34.5	$23.5

Weighted Average Basic Shares Outstanding	53,006	52,748
Effect of Dilutive Shares	1,832	1,751
Effect of Convertible Senior Notes Shares	67	67
Effect of 2004 Senior Convertible Securities Shares	315	-

Weighted Average Diluted Shares Outstanding	55,220	54,566

Basic Earnings Per Share	$0.65	$0.45

Diluted Earnings Per Share	$0.63	$0.43

3.     Stock Compensation Plans

The Company has granted stock options to its key employees and non-employee directors under several stock-based compensation plans, with employee grants typically vesting ratably over three years and expiring ten years from the date of grant. Vesting is contingent upon a continued employment relationship with the Company. Director stock option grants are made pursuant to a formula and are vested 100% after one year. The Company also issues restricted stock awards to officers and other key employees. These awards have vesting periods up to seven years with vesting criteria based on continued employment until applicable vesting dates and prior to 2005, the attainment of specific performance goals such as average sales and cumulative earnings per share targets. The Company measures stock-based compensation for option grants under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, given the fixed nature of the equity instruments granted under such plans, no compensation cost has been recognized other than for restricted stock awards. Compensation expense for restricted stock awards is recorded based on applicable vesting criteria, and for awards prior to 2005 with performance goals as such goals are met. The Company's net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates using the Black-Scholes option-pricing model in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure:
	First Quarter Ended
	March 26, 2005	March 27, 2004
Net income, as reported Stock-based compensation cost included in reported net income, net of tax	$34.5 1.0	$23.5 2.2
Stock-based compensation cost determined under the fair value method for all awards, net of tax	(4.6)	(5.5)
Pro forma net income	$30.9	$20.2
Basic earnings per share:
As reported	$0.65	$0.45
Pro forma	0.58	0.38
Diluted earnings per share:
As reported	$0.63	$0.43
Pro forma	0.56	0.38

     For purposes of this disclosure, the fair value of each fixed option grant was estimated using the Black-Scholes option-pricing model. The weighted average fair value of options granted was $24.57 and $19.07 for the first quarters in 2005 and 2004, respectively, using the following weighted average assumptions:
	First Quarter Ended
	March 26, 2005	March 27, 2004
Risk-free interest rate	4.34%	3.02%
Dividend yield	1.14%	1.18%
Volatility factor	35.15%	35.91%
Weighted average expected life (years)	5	6

4.     Business Segment Information

The Company is organized on a regionally based management structure for commercial operations. The research and development and product supply functions of the Company are managed on a global basis. Beginning in 2005, the Company's engineering function, which had previously been part of the research and development segment, became a part of the product supply function. The Company's segments, after the realignment of the engineering function, are the Americas region, the Europe, Middle East and Africa region (Europe), the Asia region, the Research & Development organization and the Global Operations & Engineering organization.
     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Charges, if any, related to certain significant events, although related to specific segments, are also excluded from management basis results. There were no such charges during the quarters ended March 26, 2005 and March 27, 2004. The accounting policies used to generate segment results are the same as the Company's overall accounting policies. Inter-segment sales were $164.3 and $156.3 for the quarters ended March 26, 2005 and March 27, 2004, respectively. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the table below.
     The following table presents net sales and operating income by business segment and presents total Company operating income for the quarters ended March 26, 2005 and March 27, 2004. The prior year has been restated to conform to the new management reporting structure discussed above.
	First Quarter Ended
	March 26, 2005		March 27, 2004
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$235.1	$79.3	$215.0	$62.7
Europe	216.1	65.4	201.1	66.0
Asia	103.1	23.1	94.2	18.9
Research & Development	-	(45.1)	-	(39.1)
Global Operations & Engineering	-	(37.9)	-	(39.3)
	554.3	84.8	510.3	69.2
Corporate administration	-	(24.3)	-	(25.7)
	$554.3	$60.5	$510.3	$43.5

     Net sales in markets outside the U.S. totaled $342.0 in the first quarter of 2005 compared with $315.9 for the same 2004 period. Net U.S. sales totaled $212.3 in the first quarter of 2005 compared with $194.4 for the same prior-year period. The Company's operations in France and Germany each generated more than 10 percent of product net sales in the first quarter of 2005 totaling $59.3 and $57.6, respectively, and in the first quarter of 2004 totaling $51.3 and $53.7, respectively. No other non-U.S. country, or single customer, generated more than 10 percent of total product net sales during the first quarters of 2005 and 2004.

5.     Acquired Intangible Assets

During January 2005, the Company paid $12.2 to Pharmos Corporation to acquire additional rights in connection with the FDA approval of Zylet ophthalmic suspension. In March 2005, the Company acquired a license agreement for $0.4 to assume full licensing rights of a Japanese pharmaceutical company to commercialize Lotemax in South Korea. These acquired intangibles are reflected in the table below.
     The components of intangible assets as of March 26, 2005 and December 25, 2004 are as follows:
	March 26, 2005		December 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names	$ 97.4	$ 38.9	$ 97.1	$ 36.7
Technology and patents	86.5	70.5	86.4	68.9
Developed technology	84.2	19.3	83.6	18.1
License agreements	40.3	19.4	39.8	18.5
Intellectual property	38.2	7.9	25.9	7.0
Physician information & customer database	24.5	3.8	24.3	3.6
	$371.1	$159.8	$357.1	$152.8

     Amortization expense of intangibles was $6.6 for the quarter ended March 26, 2005 and $6.2 for the same period in 2004. Estimated amortization expense of intangibles presently owned by the Company for each of the next five succeeding fiscal years is as follows:
Fiscal Year Ending	Amount
December 31, 2005	$25.5
December 30, 2006	22.9
December 29, 2007	22.9
December 27, 2008	20.0
December 26, 2009	17.5

6.     Related Party Transaction

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
     In April 2005, the FDA approved the Company's single-indication orphan drug Retisert for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. This FDA approval represents the achievement of a milestone and a $3.5 obligation under the original agreement. The Company capitalized $3.5 for the developed technology, paid $0.7 to CDS and applied $2.8 against the remaining funds previously advanced. Also, the Company recorded a decrease in selling, administrative and general expenses to reverse the remainder of the previously established reserve. There have been no other changes in the Company's relationship or arrangement with CDS.

7.     Employee Benefits

The Company's benefit plans, which in the aggregate cover substantially all U.S. employees and employees in certain other countries, consist of defined benefit pension plans, a participatory defined benefit postretirement plan and defined contribution plans. The following table provides the components of net periodic benefit cost for the Company's defined benefit pension plans and postretirement benefit plan for the quarters ended March 26, 2005 and March 27, 2004:
	Pension Benefit Plans		Postretirement Benefit Plan
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Service cost [1]	$1.8	$3.4	$0.4	$0.4
Interest cost	5.0	4.6	1.3	1.4
Expected return on plan assets	(5.6)	(4.9)	(0.8)	(0.7)
Amortization of prior-service cost	0.1	0.1	(0.1)	-
Amortization of net loss	2.0	1.6	0.1	0.1
Net periodic benefit cost	$3.3	$4.8	$0.9	$1.2

1     The decline in service cost in 2005 for the pension benefit plans was primarily due to the freezing of the Company's U.S. defined benefit pension plan effective December 31, 2004.

Defined Contribution Plans The costs associated with the Company's defined contribution plans totaled $10.0 and $3.8 for the quarters ended March 26, 2005 and March 27, 2004, respectively. The increase in costs in 2005 was primarily due to an increase in the Company contribution to the U.S. defined contribution plan. Effective January 1, 2005, the Company's U.S. defined contribution plan became the principle vehicle for providing retirement income to U.S. employees.

8.     Commitments and Contingencies

Lines of Credit Obligations of the Company's subsidiaries under certain lines of credit used for working capital are guaranteed in writing by the Company. Availability under such lines of credit totaled approximately $20.3 and $24.3 at March 26, 2005 and December 25, 2004, respectively. There were no outstanding balances at March 26, 2005 and December 25, 2004. From time-to-time, the Company may also make verbal assurances with respect to indebtedness of its subsidiaries under certain lines of credit, also used for working capital.

Letters of Credit The Company had outstanding standby letters of credit totaling approximately $22.2 and $20.8 at March 26, 2005 and December 25, 2004, respectively, to ensure payment of possible workers' compensation, product liability and other insurance claims. At March 26, 2005 and December 25, 2004, the Company had recorded liabilities of approximately $12.9 and $11.1, respectively, as it relates to workers' compensation, product liability and other insurance claims.

Guarantees As of March 26, 2005, the Company guaranteed a real property mortgage loan of a research and development partner. The mortgage was secured by the property with an appraised value of $4.0. The principal balance of the guaranteed loan totaled approximately $3.5 at March 26, 2005 and December 25, 2004. In April 2005, the research partner sold the property and the outstanding debt was satisfied. The Company had not recorded any liabilities under this guarantee as it believed the likelihood of material payments was remote.
     The Company guarantees a lease obligation of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amount guaranteed at March 26, 2005 and December 25, 2004 was approximately $10.0. In the event of default, the guarantee would require payment from the Company. Sublease rights as specified under the agreement would reduce the Company's exposure. The Company believes the likelihood is remote that material payments will be required in connection with this guarantee and, therefore, has not recorded any liabilities under this guarantee.

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

Environmental Indemnifications The Company has certain obligations for environmental remediation and Superfund matters related to current and former company sites. There have been no material changes to estimated future remediation costs as reflected in the Notes to Financial Statements in the Company's 2004 Form 10-K. The Company does not believe that its financial position, results of operations, and cash flows are likely to be materially affected by environmental liabilities.

Other Commitments and Contingencies The Company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business as described in Note 11 - Other Matters.

Product Warranties The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability for the year ended December 25, 2004 and the quarter ended March 26, 2005 were as follows:

Balance at December 27, 2003	$ 8.1
Accruals for warranties issued	6.8
Changes in accruals related to pre-existing warranties	(1.1)
Settlements made	(5.9)
Balance at December 25, 2004	$ 7.9
Accruals for warranties issued	1.8
Changes in accruals related to pre-existing warranties	(0.2)
Settlements made	(1.9)
Balance at March 26, 2005	$ 7.6

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. Changes in the Company's deferred service revenue for the year ended December 25, 2004 and the quarter ended March 26, 2005 were as follows:
Balance at December 27, 2003	$ 6.5
Accruals for service contracts	14.2
Changes in accruals related to pre-existing service contracts	(0.3)
Revenue recognized	(12.5)
Balance at December 25, 2004	$ 7.9
Accruals for service contracts	2.2
Changes in accruals related to pre-existing service contracts	0.2
Revenue recognized	(2.5)
Balance at March 26, 2005	$ 7.8

9.     Supplemental Balance Sheet Information
	March 26, 2005	December 25, 2004
Inventories, net
Raw materials and supplies	$ 54.6	$ 50.0
Work in process	20.9	17.8
Finished products	144.3	136.6
	$ 219.8	$ 204.4
	March 26, 2005	December 25, 2004
Property, Plant and Equipment, net
Land	$ 19.2	$ 19.1
Buildings	342.2	341.5
Machinery and equipment	962.4	977.4
Leasehold improvements	28.9	28.7
Equipment on operating lease	16.8	16.5
	1,369.5	1,383.2
Less accumulated depreciation	(796.4)	(802.3)
	$ 573.1	$ 580.9

10.     New Accounting Guidance

In December 2004, the Financial Accounting Standards Board (FASB) issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment requiring companies to recognize compensation cost relating to share-based payment transactions in the financial statements. SFAS No. 123(R) requires the measurement of compensation cost to be based on the fair value of the equity or liability instruments issued. Upon issuance, SFAS No. 123(R) required public companies to apply SFAS No. 123(R) in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delays the effective date, requiring public companies to apply SFAS 123(R) in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS 123(R) is unchanged. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently assessing the impact of SFAS No. 123(R) and considering the valuation models available. The Company expects to adopt SFAS No. 123(R) in its first interim period of fiscal 2006.
     On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. In part, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a dividends received deduction of 85% for certain dividends from controlled foreign corporations. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FSP FAS 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. The Company has begun its evaluation of the effects of this provision. Although FSP FAS 109-2 was effective immediately, the Company will not be able to complete its evaluation until after Congress or the U.S. Treasury Department provides additional clarifying language on key elements of the provision. As such, the Company is not yet in a position to decide whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. Based on analysis to date, the range of possible amounts that the Company is considering for repatriation is between $0 and $805, with the respective tax liability ranging from $0 to $60. The Company expects to be in a position to finalize its assessment by the end of the second quarter of 2005.

11.     Other Matters

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

Dollar Amounts in Millions - Except Per Share Data

This financial review, which should be read in conjunction with the accompanying financial statements and the Company's Form 10-K for the year ended December 25, 2004, contains management's discussion and analysis of the Company's results of operations and liquidity, and an updated 2005 outlook. References within this financial review to earnings per share refer to diluted earnings per share.
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

Financial Overview

The Company reported net income of $35 or $0.63 per share for the quarter ended March 26, 2005, compared to net income of $24 or $0.43 per share reported for the same quarter in 2004.

Net Sales By Geographic Region and Business Segment

Total Company net sales for the first quarter ended March 26, 2005 were $554. This represents a $44 or a nine percent increase compared to the prior year first quarter. On a constant-currency basis, net sales increased six percent for the quarter. This sales growth was led by the Company's lens care product category, which increased 13 percent in the first quarter of 2005 or 11 percent in constant currency primarily reflecting the timing of a significant order from a major U.S. retail customer.

Geographic Region For the first quarter ended March 26, 2005, net sales in markets outside the U.S. totaled $342, an increase of $26 or eight percent (four percent excluding the impact of currency) over the same quarter in 2004. Net sales outside the U.S. represented approximately 62 percent of consolidated net sales for the quarters ended March 26, 2005 and March 27, 2004.
     First quarter 2005 net U.S. sales totaled $212, an increase of $18 or nine percent over the same 2004 quarter. Net U.S. sales represented approximately 38 percent of consolidated net sales for the quarters ended March 26, 2005 and March 27, 2004 with U.S. revenues representing approximately 90 percent of the Americas region revenue in the first quarters of 2005 and 2004.

Business Segment The Company is organized on a regionally based management structure for commercial operations. The research and development and product supply functions of the Company are managed on a global basis. Beginning in 2005, the Company's engineering function, which had previously been part of the research and development segment, became a part of the product supply function. The Company's segments, after the realignment of the engineering function, are the Americas region, the Europe, Middle East and Africa region (Europe), the Asia region, the Research & Development organization and the Global Operations & Engineering organization.
     In each geographic region, the Company markets products in five product categories: contact lens, lens care, pharmaceuticals, cataract and vitreoretinal, and refractive. The contact lens category includes traditional, planned replacement disposable, daily disposable, multifocal, continuous wear and toric soft lenses and rigid gas permeable lenses and materials. The lens care category includes multi-purpose solutions, enzyme cleaners and saline solutions. The pharmaceuticals category includes generic and proprietary prescription ophthalmic drugs, ocular vitamins, over-the-counter medications and vision accessories. The cataract and vitreoretinal category includes intraocular lenses (IOLs), phacoemulsification equipment and related disposable products, as well as viscoelastics and other products used in cataract and vitreoretinal surgery. The refractive category includes lasers, microkeratomes, diagnostic equipment and other products and equipment used in refractive surgery. There are no transfers of products between product categories.
     The following table summarizes net sales by geographic region:

	March 26, 2005		March 27, 2004
	As Reported	Percent of Total Net Sales	As Reported	Percent of Total Net Sales
Net Sales
Americas	$235.1	42%	$215.0	42%
Europe	216.1	39%	201.1	39%
Asia	103.1	19%	94.2	19%
	$554.3		$510.3

     Each of the Company's geographic regions reported sales increases for all product categories with the exception of the refractive product category. On a constant-currency basis, sales growth reflected gains in each geographic region for contact lens, lens care and pharmaceuticals product categories. These constant-currency gains more than offset slight declines of cataract and vitreoretinal sales in the Europe region and declines in sales of refractive surgery products in all geographic regions. Constant-currency contact lens sales growth was attributable to the Company's lines of soft contact lenses, led by double-digit gains for the Company's SofLens Toric, SofLens Multi-Focal, PureVision, SofLens One Day and SofLens59 lines, which more than offset declines in older-generation products. Combined, those five products represented about 60 percent of contact lens revenues. Lens care category growth mainly reflected higher sales of multi-purpose solutions, which grew in excess of 20 percent. Gains in the lens care product category were driven by the timing of a significant order from a major U.S. retail customer, market share gains subsequent to the late 2004 launch of ReNu with MoistureLoc and incremental sales associated with the launch of ReNu MultiPlus in Japan. Overall growth within the pharmaceutical product category primarily reflected incremental sales from the U.S. launch of Zylet combination ophthalmic suspension and continued gains by the Company's lines of ocular nutritional products in each geographic region. Cataract and vitreoretinal revenue growth was led by the Company's lines of intraocular lenses and insertion systems and phacoemulsification products, which more than offset declines in viscoelastics. Constant-currency intraocular lens sales growth of six percent reflected strong double-digit gains for the Company's SofPort and Akreos lines of foldable IOLs. Refractive surgery sales declines were attributed to lower laser equipment sales in the Americas and Europe region. Prior-year results for the Americas included incremental revenues from initial placements and upgrades to the Company's Zyoptix system for customized LASIK surgery, which had received U.S. regulatory clearance late in 2003. Non-U.S. revenues in the prior-year included sales associated with the launch of the Company's Technolas z100 laser.
     The following three sections entitled Americas, Europe and Asia describe net sales results by product category in each geographic region for the quarters ended March 26, 2005 and March 27, 2004.

Americas
The Americas region net sales for the first quarter of 2005 were $235 reflecting a nine percent increase in actual dollars and in constant currency over 2004. This region experienced gains in each product category with the exception of a decline in the refractive product category.
     Contact Lens - In the Americas region, contact lens net sales increased seven percent in actual dollars and six percent in constant currency compared to the same 2004 quarter. This growth was led by strong double-digit gains for the SofLens Toric and SofLens Multi-Focal lines. The most recent market data indicate that both of these products continued to gain share, with market positions at all time highs at the end of 2004. The Company's U.S. contact lens sales grew five percent. Although the Company does not have a silicone hydrogel offering in this market, the popularity of silicone hydrogel lens materials, combined with advanced designs, has stimulated growth in the overall market. The Company expects to re-introduce its PureVision SVS silicone hydrogel contact lenses in the U.S. in the second quarter. These lenses can be worn for daily wear, or overnight for up to thirty days at a time, offering maximum flexibility. The company recently received FDA approval for its PureVision Toric lens, and plans to introduce this toric lens shortly after the SVS launch.
     Lens Care - For the quarter, lens care net sales in the Americas increased 17 percent in both actual dollars and constant currency, reflecting a very significant order from the Company's largest retail customer in advance of a major consumer promotion. This promotion, initiated by the customer, featured prominent displays of ReNu branded products at a significant number of stores. The Company believes some portion of the sales associated with the order are incremental to its expectations for the lens care category for 2005, but the majority represented a shift in sales from the second quarter into the first quarter. The launch of ReNu with MoistureLoc has allowed the Company to increase its market share position. According to third-party market data, which does not include data from Wal-Mart or the warehouse clubs, the Company has increased its unit share of the chemical segment by more than two points as compared to a year ago.
     Pharmaceuticals - Pharmaceutical net sales grew nine percent during the first quarter of 2005 over the same 2004 quarter in both actual dollars and constant currency, benefiting from incremental sales of the Company's Zylet combination product, which was launched in January of 2005. The Company achieved broad distribution for the product in a short period of time, with first quarter sales primarily representing initial stocking orders. The Company believes that the introduction of Zylet has generated greater interest from leading ophthalmologists in the entire loteprednol portfolio, including Lotemax and Alrex. Both products continued to gain share of total prescriptions written in the quarter, with Lotemax prescriptions up nearly 10 percent and Alrex prescriptions up 13 percent through the latest available period. First-quarter sales of both products declined from prior-year levels, reflecting the timing of customer orders around announced price increases. Gains were also noted in the Company's lines of ocular vitamins, which grew approximately five percent, led by the Ocuvite PreserVision sub-brand. It should be noted that the Company experienced a backorder situation for certain SKUs during the first quarter, which moderated the Company's nutritionals sales growth. Sales of multisource pharmaceuticals declined approximately 12 percent from 2004, mainly reflecting the impact of new competition for one of the Company's non-ophthalmic products.
     Cataract and Vitreoretinal - Net sales of cataract and vitreoretinal products in the Americas region grew eight percent in actual dollars (the same in constant currency) during the first quarter of 2005 versus the same quarter in 2004. Sales of IOLs were up more than 10 percent, which more than offset declines in viscoelastics. The Company's silicone products gained more than 15 percent. During the fourth quarter of 2004, the Company launched its newest silicone IOL, SofPort Advanced Optics, the first aberration-free IOLs, designed to provide cataract patients with the best potential visual quality and contrast sensitivity after surgery. The Company expects to launch its new Easy-Load lens delivery system in the second quarter of 2005. The design of the Easy-Load system allows surgeons to load the lens into the inserter without touching or aligning it with forceps, to deliver more predictable and reliable results. Sales of phacoemulsification products increased approximately 10 percent in the quarter, reflecting higher equipment placements and increased sales of disposables.
     Refractive - The Americas region posted a decline in this category as refractive net sales decreased nine percent in the first quarter of 2005 (10 percent in constant currency) as compared to the first quarter of 2004, which had benefited from the initial launch of the Zyoptix system. Sequentially, total card volumes grew eight percent from the fourth quarter of 2004 in the Americas, with Zyoptix volumes up slightly more than 15 percent. The Company continues to see a Zyoptix conversion rate of approximately 15 percent of total procedures.

Europe
Net sales during the first quarter of 2005 in the Europe region increased to $216, a seven percent increase over the same quarter in 2004. Excluding the impact of currency, net sales increased three percent. On a constant-currency basis, the Europe region experienced gains in contact lens, lens care and pharmaceuticals, partially offset by declines in the cataract and vitreoretinal and refractive product categories.
     Contact Lens - Contact lens net sales in the Europe region increased nine percent in actual dollars, or five percent in constant currency, compared to the prior-year first quarter, on the strength of the PureVision Toric and SVS, SofLens Multi-Focal and SofLens Toric lines. The Company retained the lead in the monthly toric market, with a share of more than 40 percent. SofLens Multi-Focal continues to strengthen its market lead as well. The most recent market data indicate the Company has captured close to 45 percent of the multifocal market in Europe in just over a year. Also, PureVision sales grew at strong double-digit rates in the first quarter of 2005, as the Company continued to expand distribution of both the SVS and toric products in key markets.
     Lens Care - In Europe, lens care product net sales increased nine percent in actual dollars in the first quarter of 2005 over the same quarter in 2004, or five percent in constant currency. Gains were primarily due to the Company's lines of multi-purpose solutions, which grew more than five percent in an essentially flat market. Rapid growth of ReNu with MoistureLoc reflects the Company's successful consumer marketing programs, as well as increased distribution. The most recent market data indicate that the Company has gained market share in the multi-purpose segment of the European lens care market.
     Pharmaceuticals - Pharmaceutical net sales for the Europe region increased 15 percent for the quarter in actual dollars (10 percent excluding the impact of currency). The pricing legislation that negatively impacted the Company's rate of sales growth in Germany throughout 2004, now have been anniversaried. Gains were reported for the Company's lines of dry eye products and anti-inflammatories (including its lead European product, Indocollyre), as well as for ocular vitamins.
     Cataract and Vitreoretinal - European cataract and vitreoretinal net sales posted increases of two percent in the quarter in actual dollars but declined by a similar amount on a constant-currency basis. Sales of phacoemulsification products and viscoelastics were essentially flat with the prior year, with gains in most major markets essentially offset by the declines in the United Kingdom. In the United Kingdom, sales declined significantly primarily as a result of budget restrictions imposed by the National Health Service in order to avoid projected overspending for their financial year which ended in March. The Europe segment posted double-digit sales gains for both SofPort and Akreos lines of foldable IOLs which were more than offset by declines in older technology products, resulting in an overall constant-currency decline of approximately five percent. The Company expects second quarter sales to be stronger as it plans to launch advanced optics versions of both SofPort and Akreos in several key markets in the region.
     Refractive - Refractive sales in the Europe region declined 20 percent in the first quarter of 2005, 23 percent in constant currency, compared to 2004 when the Company launched the Technolas z100 laser. The declines reflect lower sales of lasers and microkeratome products which more than offset procedure card revenue gains of approximately 20 percent in the quarter, led by a greater than 35 percent gain in Zyoptix cards.

Asia
The Asia region's first quarter 2005 net sales were $103, an increase of nine percent (seven percent in constant currency), compared to the prior-year quarter. The region experienced growth in all product categories with the exception of the refractive product category.
     Contact Lens - The Asia region's contact lens net sales increased 10 percent (seven percent in constant currency) during the first quarter. Contact lens revenues in Japan increased more than 10 percent, reflecting incremental sales from recent product launches, including Medalist One Day lens launched in the second quarter of last year, and Medalist II, the Company's newest two-week disposable SVS lens, which was launched in March 2005. Constant-currency sales of Medalist Toric increased nearly 15 percent in the first quarter of 2005 and continues to hold the leading toric position in Japan. In the rest of Asia, contact lens revenues increased five percent, and three percent excluding the impact of currency. Growth in most major markets was offset by declines in China of approximately two percent. During the first quarter of 2005, the Company continued its emphasis on direct sales in that market, reducing sales to distributors as compared to a year ago. Independent data confirms that the Company remains the dominant market leader in China. Also, the Company's share as measured by consumer purchases at retail outlets, is stable. Due to these factors, the Company views the first quarter results as more of a timing issue, and expects more normalized sales growth in China in future quarters.
     Lens Care - In Asia, lens care net sales increased eight percent in actual dollars and excluding the impact of currency, increased five percent. Increases were attributable to a 15 percent gain in sales on multi-purpose solutions. During the first quarter of 2005, the Company launched ReNu MultiPlus solution in Japan. Although it is a generation behind ReNu with MoistureLoc, it is the most technologically advanced product available in the Japanese market, and its differentiated claims have been well received by the trade. Outside of Japan, sales growth was driven by ReNu with MoistureLoc.
     Pharmaceuticals - The Company's pharmaceuticals product category is primarily focused in the Americas and Europe regions. Net sales of pharmaceuticals in Asia were immaterial to its overall results of operations for the first quarter of 2005 and 2004. The Company continues to expand and introduce its pharmaceutical products in this region, particularly its vitamin franchise.
     Cataract and Vitreoretinal - First-quarter revenue from the cataract and vitreoretinal product category in Asia increased 14 percent compared to the same quarter in 2004 (10 percent in constant currency). Those results mainly reflected double-digit gains in sales of IOLs, led by the continued rollout of the Akreos line. Sales of phacoemulsification products also grew in the quarter, reflecting expansion in the Company's installed base of Millennium systems.
     Refractive - Refractive net sales in Asia decreased four percent and excluding the impact of currency, decreased six percent. Lower sales from Zyoptix upgrades and microkeratome products more than offset 20 percent growth in procedure card revenues. As in Europe, the Company is seeing continued penetration of custom procedures in the Asia region.

     The following table presents total Company net sales, including percent changes from the comparable prior-year quarter, by product categories for the quarters ended March 26, 2005 and March 27, 2004:
	First Quarter Ended
	March 26, 2005			March 27, 2004
	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency	Net Sales	Percent Increase Actual Dollars	Percent Increase (Decrease) Constant Currency
Product Category
Contact Lens	$171.0	9%	6%	$157.1	18%	8%
Lens Care	129.4	13%	11%	114.2	7%	2%
Pharmaceuticals	130.3	13%	10%	115.7	17%	8%
Cataract and Vitreoretinal	89.5	6%	3%	84.4	7%	(1%)
Refractive	34.1	(12%)	(14%)	38.9	29%	22%
	$554.3	9%	6%	$510.3	14%	6%

Costs & Expenses and Operating Earnings

The ratio of cost of products sold to sales was 41.9 percent and 43.2 percent for the first quarter of 2005 and 2004, respectively. The gross margin improvement in 2005 primarily reflected the favorable mix impact from a significant lens care order as well as greater manufacturing efficiencies due to cost savings that continue to be realized through profitability improvement initiatives. These positive factors were partially offset by the impact of foreign currency exchange rates.
     Selling, administrative and general expenses, including corporate administration, were 40.1 percent of sales for the first quarter of 2005, compared to 41.5 percent for the same 2004 period, but increased $11 to $223. The increase in 2005 primarily reflected promotional activity for new products, increased selling expense associated with additions to the U.S. pharmaceuticals sales force in the second half of 2004 and the impact of foreign currency exchange rates.
     Research & development (R&D) expenses totaled $39 for the first quarter, 13 percent more than the first quarter of 2004, and represented 7.1 percent of sales for the first quarter of 2005 compared to 6.8 percent for the same period in 2004. The Company expects to continue its commitment to increase R&D spending at a faster rate than sales growth in support of its goal of consistently bringing new products to market to fuel long-term growth, including its continued investments to develop additional treatments for sight-threatening diseases. The Company recently received the FDA's approval of its Retisert drug delivery implant for posterior segment uveitis (see Note 6 - Related Party Transaction for further discussion) and continues to target a commercial launch around mid-2005.
     As a result of the above factors, operating earnings for the first quarter of 2005 increased $17 to $61 representing 10.9 percent of net sales for the first quarter 2005 compared to 8.5 percent for the same 2004 period.

Other Income and Expenses

Interest and investment income totaled $4 for both the quarter ended March 26, 2005 and March 27, 2004. The 2005 period reflected higher average interest rates and lower average investments when compared to the same 2004 period.
     Interest expense of $11 for the quarter ended March 26, 2005 decreased $1 compared to the first quarter of 2004 primarily due to lower debt levels offset in part by higher interest rates on its variable rate debt. The Company repaid $197 of debt during the fourth quarter of 2004.
     Foreign currency net activity during the first quarter ended March 26, 2005 resulted in a $1 decrease in foreign currency when compared to the same prior-year period. Foreign currency transaction gains relating to a simplification of the Company's legal entity tax structure contributed to the 2004 results.

Liquidity and Financial Resources

Cash Flows from Operating Activities Cash provided by operating activities was $13 and $19 through the first quarter of 2005 and 2004, respectively. The decrease in operating cash flow reflected the impact of higher inventories and the timing of cash collections on accounts receivable, partially offset by higher earnings and lower tax payments. Days sales outstanding (DSO) at the end of the 2005 first quarter was 82 days, compared to 81 days at the end of the comparable period in 2004. Average DSO was 77 days in the first quarter of 2005, compared to 79 days for the same 2004 period.

Cash Flows from Investing Activities Cash used in investing activities of $28 for the first three months of 2005 represented capital expenditures of $15 and $13 of acquired intangibles. The Company acquired product rights for $12 in connection with the FDA approval of Zylet ophthalmic suspension and acquired a license agreement for $1 to commercialize Lotemax in South Korea (see Note 5 - Acquired Intangible Assets). Cash used of $19 for the first three months of 2004 primarily represented capital expenditures.

Cash Flows from Financing Activities Through the first three months of 2005, there was a net cash flow use of $6 from financing activities. The 2005 period outflows primarily consisted of $22 to repurchase 300,000 shares of the Company's Common stock at an average price of $73.19 per share (see Part II - Other Information, Item 2. Changes in Securities) and $7 for dividends paid. The recent appreciation in the Company's stock price resulted in cash inflows of $24 from the exercise of stock options. During the first three months of 2004, cash used in financing activities of $1 consisted of $18 to repurchase 300,000 shares of the Company's Common stock at an average price of $59.46, $1 in net repayments of debt and $7 for dividends paid. The appreciation in the Company's stock price in the first quarter of 2004 resulted in cash inflows of $25 from the exercise of stock options.

Financial Position The Company's total debt, consisting of short- and long-term borrowings, was $643 at the end of the first quarter of 2005, down $1 from year-end 2004 and $202 from March 2004. The ratio of total debt to capital was 30.4 percent at the end of the first quarter of 2005, 31.1 percent at the end of 2004, and 40.7 percent at the end of March 2004.
     Cash and cash equivalents totaled $483 and $561 at the end of the first quarters of 2005 and 2004, respectively, and $502 at the end of 2004.

Access to Financial Markets As of March 26, 2005, the Company's long-term debt was rated BBB with a stable outlook by Fitch Ratings, BBB- with a positive outlook by Standard & Poor's and Ba1 by Moody's Investors Services. On April 11, 2005 Standard & Poor's upgraded the Company's credit rating to an investment grade of BBB with a stable outlook, citing improving operational and financial trends resulting from the Company's restructuring efforts of the past years.
     In August 2003, the Company issued $160 variable-rate Convertible Senior Notes (Old Notes) due in 2023. In December 2004, the Company completed its offer to exchange up to $160 of the Old Notes for an equal amount of its 2004 Senior Convertible Securities due 2023 (New Securities). The terms of the New Securities are primarily consistent with those of the Old Notes except that settlement upon conversion of the New Securities will be paid in cash up to the principal amount of the converted New Securities with any excess of the conversion value settled in shares of the Company's stock. An amount equal to $156 of the Old Notes, or 97 percent of the outstanding issue, was tendered in exchange for an equal amount of the New Securities.
     The Company maintains a $250 syndicated revolving credit facility. The underlying agreement includes covenants that require the Company to maintain certain EBITDA to interest and debt ratios. In the event of violation of the covenants, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. There were no covenant violations during the quarter ended March 26, 2005, or year ended December 25, 2004, and the Company does not anticipate that a violation of the covenants is likely to occur. The interest rate under the agreement is based on the Company's credit rating and, at the Company's option, LIBOR or the base rate of one of the lending banks. There were no outstanding borrowings under the syndicated revolving credit agreements as of March 26, 2005 or December 25, 2004. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements. There were no outstanding borrowings under these non-U.S. credit facilities as of March 26, 2005 or December 25, 2004.
     The Company believes its existing credit facilities, in conjunction with the financing activities mentioned above, provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital Working capital was $589 and $557 at the end of the first quarter of 2005 and 2004, respectively. At year-end 2004, working capital was $548. The current ratio was 1.7 at the end of March 2005, March 2004 and year-end 2004.

Other Financial Data

Dividends declared on common stock were $0.13 per share in the first quarters of both 2005 and 2004.
     The return on average shareholders' equity was 12.8 percent and 12.0 percent for the twelve-month periods ended March 26, 2005 and March 27, 2004, respectively. The higher return on equity for the twelve-month period ended March 26, 2005 primarily reflects higher income from operations.

Off-balance Sheet Arrangements

     The Company has a minority equity interest valued at $0 on its balance sheet that results from a strategic partnering arrangement entered into during 1999 that involves implant technology for treating retinal and other back-of-the-eye diseases. Under the original agreement, the Company remitted payments to the strategic partner for R&D activities and the achievement of certain milestones such as completion of clinical testing, NDA filings and FDA approvals. As described in Note 6 — Related Party Transaction, an anticipated delay of up to three years in U.S. regulatory filings for the Retisert drug delivery product for the diabetic macular edema indication was announced in May 2003. The Company indicated that this delay resulted in a reevaluation of its role in the ongoing development and approval process, and it had decided to conduct and supervise directly the day-to-day development and clinical activities. During the fourth quarter of 2003, the Company renegotiated its arrangement to formalize this change.
     The Company also has an equity investment of $0.2 as of March 26, 2005 and December 25, 2004 recorded as an other long-term asset, in connection with a licensing agreement signed during 2002 to develop treatments for ocular infections. During the quarter ended June 28, 2003, the Company recorded an other-than-temporary impairment charge of $1.8 based on negative earnings and cash flow trends of the licensor, and inconclusive efforts by the licensor to secure interim financing. The licensing agreement and $4.0 of preferred stock were canceled in December 2003 in conjunction with the Company's decision to invest in and internally develop this ocular infection technology. As such, the Company is no longer required to remit payments to the licensor originally due upon the achievement of certain milestones.
     As a result of the renegotiation and license cancellation described above, future payments for R&D activities and milestone achievements over the next five years are estimated to be immaterial.
     The Company has obligations under certain guarantees, letters of credit, indemnifications and other contracts that contingently require the Company to make payments to guaranteed parties upon the occurrence of specified events. The Company believes the likelihood is remote that material payments will be required under these contingencies, and that they do not pose potential risk to the Company's future liquidity, capital resources and results of operations. See Note 8 — Commitments and Contingencies for further descriptions and discussions regarding the Company's obligations.

Outlook

The Company continues to project constant-currency revenue growth of between six and seven percent in 2005. On an actual-dollar basis at current exchange rates, projected sales growth would be approximately two percentage points higher.
     The Company continues to expect gross margins to improve as a percent of sales in 2005, as higher margin products are introduced and benefits from ongoing cost savings initiatives continue to be realized. Selling, administrative and general expenses are expected to decline as a percentage of sales, although spending on selling, administrative and general activities is expected to increase in the second quarter as a result of expenses associated with a number of new product launches. R&D expenses are anticipated to grow at a faster rate than sales throughout 2005.
     The Company has increased its first-half and full-year earnings per share expectation by $0.05 to $3.45 for the year due to the strong overall first quarter performance, as well as the incremental benefit from a customer promotion reflected in the Company's first quarter U.S. lens care sales. Earnings per share growth projections for the second quarter have been reduced to approximately half of the previous estimate of 10 percent. The Company has not changed its earnings per share expectations for the second half of 2005. The increased guidance assumes currency rates remain constant with current levels and does not include the impact of any cash repatriation under the American Jobs Creation Act (see discussion on the American Jobs Creation Act in Note 10 - New Accounting Guidance).
     Lastly, the Company continues to expect full-year cash flow from operating activities of approximately $270 and capital expenditures of approximately $120.

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words "anticipate", "appears", "foresee", "should", "expect", "estimate", "project", "will", "are likely" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the heading Outlook and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future Company performance, and are thus dependent on a number of factors, which may affect the Company's performance. In many cases, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, general global and local economic, political and sociological conditions including, without limitation, periods of localized disease outbreak and the effect on economic, commercial, social and political systems caused by natural disasters (such as, without limitation, earthquakes, hurricanes/typhoons, tornadoes and tsunamis), changes in such conditions, the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the Company's businesses compete, effects of war or terrorism, changing currency exchange rates, the general political climate existing between and within countries throughout the world, events affecting the ability of the Company to timely deliver its products to customers, including those which affect the Company's carriers' ability to perform delivery services, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the Company's products, routine and material legal proceedings initiated by or against the Company, including those related to patents and other intellectual property in the U.S. and throughout the world, the impact of Company performance on its financing costs, enactment of new legislation or regulations or changes in application or interpretation of existing legislation or regulations that affect the Company, changes in government regulation of the Company's products and operations, changes in governmental laws and regulations relating to the import and export of products, government pricing changes and initiatives with respect to healthcare products in the U.S. and throughout the world, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, changes in the Company's credit ratings, or the cost of access to sources of liquidity, the Company's ability to maintain positive relationships with third-party financing resources, the financial well-being and commercial success of key customers, development partners and suppliers, changes in the availability of and other aspects surrounding the supply of raw materials used in the manufacture of the Company's products, changes in tax rates or policies or in rates of inflation, changes in accounting principles and the application of such principles to the Company, the performance by third parties upon whom the Company relies for the provision of goods or services, the ability of the Company to successfully execute marketing strategies, the ability of the Company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies in the U.S. and throughout the world, the ability of the Company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations in the U.S. and throughout the world, difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products, the successful completion and integration of acquisitions by the Company, the successful relocation of certain manufacturing processes, the continued successful implementation of efforts in managing and reducing costs and expenses, the continued successful execution of the Company's profitability improvement plans, the Company's success in the process of management testing, including the evaluation of results, and auditor attestation of internal controls, as required under the Sarbanes-Oxley Act of 2002, the Company's success in introducing and implementing its enterprise-wide information technology initiatives, including the corresponding impact on internal controls and reporting, the effect of changes within the Company's organization, including the selection and development of the Company's management team and such other factors as are described in greater detail in the Company's filings with the Securities and Exchange Commission, including, without limitation, the Company's Form 10-K for the period ended December 25, 2004 and the Current Report on Form 8-K dated June 14, 2002.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

At March 26, 2005 the Company's floating rate assets exceeded its floating rate liabilities. A sensitivity analysis to measure the potential impact that a change in interest rates would have on the Company's net income indicates that a one percentage point decrease in interest rates, which represents a greater than 10 percent change, would increase the Company's net financing expense by approximately $3 on an annualized basis.
     A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the Company's net income indicates that, if the U.S. dollar strengthened against all foreign currencies by 10 percent the Company would realize net losses of approximately $12 on foreign currency forward contracts outstanding at March 26, 2005. Such net losses would be substantially offset by net gains from the revaluation or settlement of the underlying positions hedged.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chairman and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on such evaluation, the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting information, and timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

Changes in Internal Controls - During the most recently completed fiscal quarter, the Company continued to implement its global enterprise reporting system at its commercial operations, including at its global operations surgical business. In addition, the Company has engaged a third party provider to perform deduction management activities for its shared services center in the Americas region. Other than the foregoing, there were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is continuing to implement the global enterprise reporting system, and in that process, expects that there will be future material changes in internal controls as a result of this implementation.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
	Not applicable.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	Period	Total Number of Shares Purchased 1	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program 2	Maximum Number of Shares that May Yet Be Purchased Under the Program 2
	December 26, 2004 - January 22, 2005	653	$59.51	-	749,838
	January 23, 2005 - February 19, 2005	20,310	$69.94	-	749,838
	February 20, 2005 - March 26, 2005	301,207	$73.19	300,000	449,838
	Total	322,170	$72.96	300,000	449,838

1     Shares purchased during the quarter include purchases pursuant to a publicly announced repurchase program (see footnote 2 below), stock compensation plans and deferred compensation plans.
2     On January 27, 2004, the Board of Directors authorized a program to repurchase up to two million shares of the Company's outstanding Common stock. During the first quarter ended March 26, 2005, 300,000 shares were repurchased at an average price of $73.19. There is no expiration date for this program. No other repurchase programs expired or existed during the first quarter ended March 26, 2005.

Item 6.	Exhibits
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

BAUSCH & LOMB INCORPORATED

Date: April 28, 2005	By: /s/Ronald L. Zarrella
Ronald L. Zarrella Chairman and Chief Executive Officer

Date: April 28, 2005	By: /s/Stephen C. McCluski
Stephen C. McCluski Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
S-K Item 601 No.	Document
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

(3)-d

By-Laws of Bausch & Lomb Incorporated, as amended, effective October 26, 1998(filed as Exhibit (3)-a to the Company's Form 10-Q for the quarter ended September 26, 1998, File No. 1-4105, and incorporated herein by reference).

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

(4)-j

Sixth Supplemental Indenture, dated December 20, 2004 between the Company and Citibank, N.A. (filed as Exhibit (4)-j to the Company's Form 10-K, for the fiscal year ended December 25, 2004, File No. 1-4105, and incorporated herein by reference).

(10)-s

Bausch & Lomb Incorporated Annual Incentive Compensation Plan, as amended and restated on January 25, 2005 (filed as Exhibit (10)-s to the Company's Form 10-K, for the fiscal year ended December 25, 2004, File No. 1-4105, and incorporated herein by reference).

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