Form 10-Q
period 2005-06-25
BAUSCH & LOMB INC
filed 2005-07-28
CIK 10427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2005
or

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

The number of shares of Common stock of the registrant outstanding as of June 25, 2005 was 53,769,033 consisting of 53,619,892 shares of Common stock and 149,141 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

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

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF INCOME
	(Unaudited) Second Quarter Ended		(Unaudited) Six Months Ended
Dollar Amounts in Millions - Except Per Share Data	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net Sales	$608.3	$566.5	$1,162.6	$1,076.8

Costs and Expenses
Cost of products sold	246.1	227.6	478.1	448.0
Selling, administrative and general	236.7	222.0	459.2	433.9
Research and development	45.3	41.7	84.6	76.3
	528.1	491.3	1,021.9	958.2
Operating Income	80.2	75.2	140.7	118.6

Other (Income) Expense
Interest and investment income	(2.7)	(2.1)	(6.5)	(6.2)
Interest expense	14.5	11.8	25.4	23.6
Foreign currency, net	(0.3)	1.9	(0.3)	0.6
	11.5	11.6	18.6	18.0

Income before Income Taxes and Minority Interest	68.7	63.6	122.1	100.6
Provision for income taxes	22.7	21.3	40.3	33.7
Minority interest in subsidiaries	1.0	0.9	2.2	2.0

Net Income	$ 45.0	$ 41.4	$ 79.6	$ 64.9

Basic Earnings Per Share:	$ 0.85	$ 0.78	$ 1.50	$ 1.23
Average Shares Outstanding - Basic (000s)	53,308	53,011	53,157	52,880

Diluted Earnings Per Share:	$ 0.81	$ 0.76	$ 1.44	$ 1.19
Average Shares Outstanding - Diluted (000s)	55,714	54,569	55,491	54,530

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES BALANCE SHEETS
Dollar Amounts in Millions - Except Per Share Data	(Unaudited) June 25, 2005	December 25, 2004
Assets
Cash and cash equivalents	$ 518.3	$ 501.8
Trade receivables, less allowances of $21.2 and $22.9, respectively	513.0	511.4
Inventories, net	217.8	204.4
Other current assets	107.6	95.7
Deferred income taxes	68.0	67.2
Total Current Assets	1,424.7	1,380.5

Property, Plant and Equipment, net	559.5	580.9
Goodwill	701.3	736.3
Other Intangibles, net	198.3	204.3
Other Long-Term Assets	100.0	108.7
Deferred Income Taxes	11.6	11.4
Total Assets	$2,995.4	$3,022.1

Liabilities and Shareholders' Equity
Current portion of long-term debt	$ 101.0	$ 100.8
Accounts payable	86.9	93.6
Accrued compensation	129.0	149.1
Accrued liabilities	395.8	390.8
Federal, state and foreign income taxes payable	109.9	97.8
Deferred income taxes	0.7	0.4
Total Current Liabilities	823.3	832.5

Long-Term Debt, less current portion	542.6	543.3
Other Long-Term Liabilities	127.1	130.3
Deferred Income Taxes	61.0	73.6
Minority Interest	15.7	15.5
Total Liabilities	1,569.7	1,595.2

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,402,822 shares issued (60,340,522 shares in 2004)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 298,635 shares issued (443,584 shares in 2004)	-	-
Capital in Excess of Par Value	97.3	103.8
Common and Class B Stock in Treasury, at cost, 6,932,424 shares (7,544,976 shares in 2004)	(373.1)	(397.8)
Retained Earnings	1,594.5	1,528.9
Accumulated Other Comprehensive Income	91.7	173.8
Other Shareholders' Equity	(8.8)	(5.9)
Total Shareholders' Equity	1,425.7	1,426.9
Total Liabilities and Shareholders' Equity	$2,995.4	$3,022.1

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES STATEMENTS OF CASH FLOWS
	(Unaudited) Six Months Ended
Dollar Amounts in Millions	June 25, 2005	June 26, 2004
Cash Flows from Operating Activities
Net Income	$ 79.6	$ 64.9
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation	49.2	49.9
Amortization	13.1	12.5
Deferred income taxes	(8.4)	(4.7)
Stock compensation expense	2.3	4.7
Tax benefits associated with exercise of stock options	9.7	7.3
Gain on sale of investments available-for-sale	-	(0.3)
Loss on retirement of fixed assets	0.8	4.8
Changes in Assets and Liabilities
Trade receivables	(18.5)	(11.9)
Inventories	(21.7)	(3.2)
Other current assets	(13.4)	17.3
Other long-term assets, including equipment on operating lease	2.3	(18.9)
Accounts payable and accrued liabilities	(20.9)	0.3
Income taxes payable	13.0	(18.3)
Other long-term liabilities	0.9	(6.9)
Net Cash Provided by Operating Activities	88.0	97.5

Cash Flows from Investing Activities
Capital expenditures	(36.3)	(45.9)
Net cash paid for intangibles	(13.3)	(0.2)
Cash received from sale of investments available-for-sale	-	0.6
Other	(0.6)	(0.5)
Net Cash Used in Investing Activities	(50.2)	(46.0)

Cash Flows from Financing Activities
Repurchase of Common and Class B shares	(42.4)	(44.9)
Exercise of stock options	43.8	52.5
Repayment of long-term debt	(0.3)	(1.0)
Payment of dividends	(14.0)	(13.7)
Net Cash Used in Financing Activities	(12.9)	(7.1)

Effect of exchange rate changes on cash and cash equivalents	(8.4)	(3.1)
Net Change in Cash and Cash Equivalents	16.5	41.3

Cash and Cash Equivalents - Beginning of Period	501.8	562.6
Cash and Cash Equivalents - End of Period	$518.3	$603.9
Supplemental Cash Flow Disclosures
Cash paid for interest	$ 18.4	$ 23.6
Net cash payments for income taxes	$ 39.0	$ 43.3

See Notes to Financial Statements

BAUSCH & LOMB INCORPORATED AND CONSOLIDATED SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Dollar Amounts in Millions - Except Per Share Data

1.     Comprehensive Income

The following tables summarize components of comprehensive income for the quarters and six months ended June 25, 2005 and June 26, 2004:
	Second Quarter Ended
	June 25, 2005			June 26, 2004
	Pre-tax Amount	Tax Expense	Net-of-tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$(92.7)	$ -	$(92.7)	$(20.7)	$ -	$(20.7)
Reclassification adjustment into net income for net loss realized on cash flow hedges	0.8	(0.3)	0.5	0.8	(0.3)	0.5
Reclassification adjustment into net income for net gain realized on available-for-sale securities	-	-	-	(0.2)	0.1	(0.1)
Other comprehensive loss	$(91.9)	$(0.3)	(92.2)	$(20.1)	$(0.2)	(20.3)
Net income			45.0			41.4
Total comprehensive (loss) income			$(47.2)			$ 21.1
	Six Months Ended
	June 25, 2005			June 26, 2004
	Pre-tax Amount	Tax Expense	Net-of-tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount
Foreign currency translation adjustments	$(83.2)	$ -	$(83.2)	$(19.4)	$ -	$(19.4)
Reclassification adjustment into net income for net loss realized on cash flow hedges	1.6	(0.5)	1.1	1.6	(0.6)	1.0
Unrealized holding gain on available-for-sale securities	-	-	-	0.2	(0.1)	0.1
Reclassification adjustment into net income for net gain realized on available-for-sale securities	-	-	-	(0.2)	0.1	(0.1)
Other comprehensive loss	$(81.6)	$(0.5)	(82.1)	$(17.8)	$(0.6)	(18.4)
Net income			79.6			64.9
Total comprehensive (loss) income			$(2.5)			$46.5

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
     In a given period there may be outstanding stock options considered anti-dilutive as the options' exercise price was greater than the average market price of Common shares during that period and, therefore, excluded from the calculation of diluted earnings per share. For the quarter ended June 25, 2005, there were no anti-dilutive stock options outstanding. For the six months ended June 25, 2005, anti-dilutive stock options to purchase 0.5 million shares of Common stock at exercise prices ranging from $72.97 to $74.34 were outstanding. For the quarter and six months ended June 26, 2004, anti-dilutive stock options to purchase 0.6 million and 1.3 million shares of Common stock, respectively, at exercise prices ranging from $63.53 to $72.97 and $59.76 to $72.97, respectively, were outstanding.
     In August 2003, the Company issued $160.0 variable-rate Convertible Senior Notes (Old Notes) due in 2023. The Old Notes were convertible into shares of the Company's Common stock under certain conditions, such as when the closing sale price of the Company's Common stock is greater than 120% of the initial conversion price of $61.44 for at least 20 trading days in a period of 30 consecutive trading days ending on the last day of a calendar quarter. In December 2004, the Company completed its offer to exchange up to $160.0 of the Old Notes for an equal amount of its 2004 Senior Convertible Securities due 2023 (New Securities). The terms of the New Securities are primarily consistent with those of the Old Notes except that settlement upon conversion of the New Securities will be paid in cash up to the principal amount of the converted New Securities with any excess of the conversion value settled in shares of the Company's stock. An amount equal to $155.9 of the Old Notes, or 97.4% of the outstanding issue, was tendered in exchange for an equal amount of the New Securities. None of the conditions that would permit conversion had been satisfied during fiscal year 2004. The conversion right was triggered on June 17, 2005 and the Old Notes and New Securities were convertible at the option of the holder beginning July 1, 2005. In the event a holder elects to convert its note, the Company expects to fund a cash settlement of any such conversion from borrowings under its syndicated revolving credit agreement as described in the section entitled Access to Financial Markets in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     The exchange of the majority of the outstanding Old Notes has essentially eliminated the potential dilution under the provisions of Emerging Issues Task Force (EITF) Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. The impact of the Old Notes on the diluted earnings per share calculation was an adjustment of approximately $0.1 to net income for the quarters and six months ended June 25, 2005 and June 26, 2004, representing the interest and amortization expense attributed to the remaining Old Notes. The effects of the Old Notes and the New Securities on dilutive shares for the quarters and six months ended June 25, 2005 and June 26, 2004 are reflected in the table below.
     The following table summarizes the amounts used to calculate basic and diluted earnings per share:
	Second Quarter Ended		Six Months Ended
Dollar Amounts in Millions, Share Data in Thousands	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net Income	$45.0	$41.4	$79.6	$64.9

Weighted Average Basic Shares Outstanding	53,308	53,011	53,157	52,880

Effect of Dilutive Shares	1,866	1,420	1,869	1,583
Effect of Convertible Senior Notes Shares (Old Notes)	67	67	67	67
Effect of 2004 Senior Convertible Securities Shares (New Securities)	473	71	398	-
Weighted Average Diluted Shares Outstanding	55,714	54,569	55,491	54,530

Basic Earnings Per Share	$0.85	$0.78	$1.50	$1.23

Diluted Earnings Per Share	$0.81	$0.76	$1.44	$1.19

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
	Second Quarter Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income, as reported	$45.0	$41.4	$79.6	$64.9
Stock-based compensation cost included in reported net income, net of tax	0.6	0.9	1.5	3.1
Stock-based compensation cost determined under the fair value method for all awards, net of tax	(4.2)	(4.1)	(8.9)	(9.6)
Pro forma net income	$41.4	$38.2	$72.2	$58.4
Basic earnings per share:
As reported	$0.85	$0.78	$1.50	$1.23
Pro forma	0.78	0.72	1.36	1.10
Diluted earnings per share:
As reported	$0.81	$0.76	$1.44	$1.19
Pro forma	0.75	0.70	1.31	1.08

     The majority of stock options are typically granted during the first fiscal quarter of the fiscal year. For purposes of this disclosure, the fair value of each fixed option grant was estimated using the Black-Scholes option-pricing model. For the quarter and year-to-date, the weighted average assumptions used in the weighted average fair value determinations were similar in both 2005 and 2004 and were as follows:
	June 25, 2005	June 26, 2004
Risk free interest rate	4.34%	3.02%
Dividend yield	1.14%	1.18%
Volatility factor	35.14%	35.91%
Weighted average expected life (years)	5	6
Weighted average value	$24.57	$19.07

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
     Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Charges, if any, related to certain significant events, although related to specific segments, are also excluded from management basis results. There were no such charges during the quarters and six months ended June 25, 2005 and June 26, 2004. The accounting policies used to generate segment results are the same as the Company's overall accounting policies. Inter-segment sales were $188.9 and $353.2 for the quarter and six months ended June 25, 2005, respectively, and $164.7 and $321.0 for the same periods in 2004. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the tables below.
     The following tables present net sales and operating income by business segment and present total company operating income for the quarters and six months ended June 25, 2005 and June 26, 2004. The prior year has been restated to conform to the new management reporting structure discussed above.
	Second Quarter Ended
	June 25, 2005		June 26, 2004
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$ 255.6	$ 88.1	$ 247.5	$ 79.5
Europe	224.9	62.1	202.0	63.4
Asia	127.8	36.2	117.0	36.0
Research & Development	-	(49.5)	-	(45.0)
Global Operations & Engineering	-	(33.4)	-	(36.8)
	608.3	103.5	566.5	97.1
Corporate administration	-	(23.3)	-	(21.9)
	$ 608.3	$ 80.2	$ 566.5	$ 75.2
	Six Months Ended
	June 25, 2005		June 26, 2004
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$ 490.7	$167.4	$ 462.5	$142.2
Europe	441.0	127.6	403.1	129.3
Asia	230.9	59.4	211.2	54.9
Research & Development	-	(94.6)	-	(84.1)
Global Operations & Engineering	-	(71.4)	-	(76.1)
	1,162.6	188.4	1,076.8	166.2
Corporate administration	-	(47.7)	-	(47.6)
	$1,162.6	$140.7	$1,076.8	$118.6

     Net sales in markets outside the U.S. totaled $381.8 and $723.8 in the second quarter and six months ended June 25, 2005, respectively, compared with $340.9 and $656.8 for the same 2004 periods. Net U.S. sales totaled $226.5 and $438.8 in the second quarter and six months ended June 25, 2005, respectively, compared with $225.6 and $420.0 for the same prior-year periods. The Company's operations in Japan and France each generated more than 10 percent of product net sales in the quarter ended June 25, 2005 totaling $63.7 and $61.6, respectively. During the quarter ended June 26, 2004, the Company's operations in Japan generated more than 10 percent of product net sales totaling $60.8. The Company's operations in France and Germany each generated more than 10 percent of product net sales during the six months ended June 25, 2005 totaling $120.9 and $115.9, respectively. No other non-U.S. country, or single customer, generated more than 10 percent of total product net sales during the second quarters and first six months of 2005 and 2004.

5.     Acquired Intangible Assets

In April 2005, the FDA approved the Company's single-indication orphan drug Retisert for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. This FDA approval represents the achievement of a milestone under an agreement with a former partner in the development of implant technology which triggered a $3.5 obligation. In connection with the settlement of this obligation, the Company capitalized $3.5 for the technology and this amount is reflected in the table below (see Note 6 - Related Party Transaction).
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
     The components of intangible assets as of June 25, 2005 and December 25, 2004 are as follows:
	June 25, 2005		December 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names	$ 94.5	$ 40.1	$ 97.1	$ 36.7
Technology and patents	89.2	71.5	86.4	68.9
Developed technology	78.5	19.0	83.6	18.1
Intellectual property	38.2	8.8	25.9	7.0
License agreements	37.6	18.9	39.8	18.5
Physician information & customer database	22.3	3.7	24.3	3.6
	$360.3	$162.0	$357.1	$152.8

     Amortization expense of intangibles was $6.5 and $13.1 for the quarter and six months ended June 25, 2005, respectively, and $6.2 and $12.5 for the same periods in 2004. Estimated amortization expense of intangibles presently owned by the Company for each of the next five succeeding fiscal years is as follows:
Fiscal Year Ending	Amount
December 31, 2005	$26.0
December 30, 2006	23.2
December 29, 2007	23.4
December 27, 2008	20.3
December 26, 2009	17.7

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
     In April 2005, the FDA approved the Company's single-indication orphan drug Retisert for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. This FDA approval represents the achievement of a milestone and triggered a $3.5 obligation under the original agreement. The Company capitalized $3.5 for the developed technology, paid $0.7 to CDS and applied $2.8 against the remaining funds previously advanced. Also, the Company recorded a decrease in selling, administrative and general expenses to reverse the remainder of the previously established reserve. On June 28, 2005, the Company advanced a royalty payment of $3.0 to CDS. There have been no other changes in the Company's relationship or arrangement with CDS.

7.     Employee Benefits

The Company's benefit plans, which in the aggregate cover substantially all U.S. employees and employees in certain other countries, consist of defined benefit pension plans, a participatory defined benefit postretirement plan and defined contribution plans. The following tables provide the components of net periodic benefit cost for the Company's defined benefit pension plans and postretirement benefit plan for the quarters and six months ended June 25, 2005 and June 26, 2004:
	Pension Benefit Plans		Postretirement Benefit Plan
	Second Quarter Ended		Second Quarter Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Service cost [1]	$1.7	$3.4	$0.4	$0.4
Interest cost	4.9	4.6	1.2	1.4
Expected return on plan assets	(5.5)	(4.9)	(0.9)	(0.7)
Amortization of prior-service cost	-	0.1	-	-
Amortization of net loss	1.9	1.6	0.1	0.1

Net periodic benefit cost	$3.0	$4.8	$0.8	$1.2

	Pension Benefit Plans		Postretirement Benefit Plan
	Six Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Service cost [1]	$3.5	$6.7	$0.8	$0.8
Interest cost	9.9	9.1	2.5	2.8
Expected return on plan assets	(11.1)	(9.8)	(1.7)	(1.5)
Amortization of transition obligation	-	0.1	-	-
Amortization of prior-service cost	0.1	0.3	(0.1)	-
Amortization of net loss	3.9	3.2	0.2	0.3

Net periodic benefit cost	$6.3	$9.6	$1.7	$2.4

1     The decline in service cost in 2005 for the pension benefit plans was primarily due to the freezing of the Company's U.S. defined benefit pension plan effective December 31, 2004.

Defined Contribution Plans The costs associated with the Company's defined contribution plans totaled $7.3 and $17.2 for the quarter and six months ended June 25, 2005, respectively, and $3.3 and $7.1 for the same periods in 2004. The increase in costs in 2005 was primarily due to an increase in the Company contribution to the U.S. defined contribution plan. Effective January 1, 2005, the Company's U.S. defined contribution plan became the principle vehicle for providing retirement income to U.S. employees.

8.     Commitments and Contingencies

Subsidiary Debt Guarantees The Company guarantees in writing for its subsidiaries certain lines of credit used for working capital and other obligations. Those written guarantees totaled approximately $21.8 and $24.3 at June 25, 2005 and December 25, 2004, respectively. There were no outstanding balances at June 25, 2005 and December 25, 2004. From time-to-time, the Company may also make verbal assurances with respect to indebtedness of its subsidiaries under certain lines of credit, also used for working capital. In July 2005, the Company agreed to guarantee, on behalf of its Japan subsidiary, a bank term loan facility in an amount approximately equivalent to $50.0. This is a five-year facility which matures in July 2010, and will be used by the subsidiary for general working capital.

Letters of Credit The Company had outstanding standby letters of credit totaling approximately $22.2 and $20.8 at June 25, 2005 and December 25, 2004, respectively, to ensure payment of possible workers' compensation, product liability and other insurance claims. At June 25, 2005 and December 25, 2004, the Company had recorded liabilities of approximately $11.8 and $11.1, respectively, as it relates to workers' compensation, product liability and other insurance claims.

Guarantees As of December 25, 2004, the Company guaranteed a real property mortgage loan of a research and development partner. The mortgage was secured by the property with an appraised value of $4.0. The principal balance of the guaranteed loan totaled approximately $3.5 at December 25, 2004. In April 2005, the research partner sold the property and the outstanding debt was satisfied. The Company had not recorded any liabilities under this guarantee, as it believed the likelihood of material payments was remote.
     The Company guarantees a lease obligation of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amount guaranteed at June 25, 2005 and December 25, 2004 was approximately $10.0. In the event of default, the guarantee would require payment from the Company. Sublease rights as specified under the agreement would reduce the Company's exposure. The Company believes the likelihood is remote that material payments will be required in connection with this guarantee and, therefore, has not recorded any liabilities under this guarantee.

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

Other Commitments and Contingencies The Company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business. The Company cannot at this time estimate with any certainty the impact of such matters on its financial position.

Product Warranties The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability for the year ended December 25, 2004 and the six months ended June 25, 2005 were as follows:
Balance at December 27, 2003	$ 8.1
Accruals for warranties issued	6.8
Changes in accruals related to pre-existing warranties	(1.1)
Settlements made	(5.9)
Balance at December 25, 2004	$ 7.9
Accruals for warranties issued	3.7
Changes in accruals related to pre-existing warranties	(1.0)
Settlements made	(3.6)
Balance at June 25, 2005	$ 7.0

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. Changes in the Company's deferred service revenue for the year ended December 25, 2004 and the six months ended June 25, 2005 were as follows:
Balance at December 27, 2003	$ 6.5
Accruals for service contracts	14.2
Changes in accruals related to pre-existing service contracts	(0.3)
Revenue recognized	(12.5)
Balance at December 25, 2004	$ 7.9
Accruals for service contracts	5.1
Changes in accruals related to pre-existing service contracts	(0.1)
Revenue recognized	(5.3)
Balance at June 25, 2005	$ 7.6

9.     Supplemental Balance Sheet Information
	June 25, 2005	December 25, 2004
Inventories, net
Raw materials and supplies	$ 52.4	$ 50.0
Work in process	20.5	17.8
Finished products	144.9	136.6
	$ 217.8	$ 204.4
	June 25, 2005	December 25, 2004
Property, Plant and Equipment, net
Land	$ 18.1	$ 19.1
Buildings	339.1	341.5
Machinery and equipment	951.2	977.4
Leasehold improvements	28.5	28.7
Equipment on operating lease	16.5	16.5
	1,353.4	1,383.2
Less accumulated depreciation	(793.9)	(802.3)
	$ 559.5	$ 580.9

10.     New Accounting Guidance

In December 2004, the Financial Accounting Standards Board (FASB) issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment requiring companies to recognize compensation cost relating to share-based payment transactions in the financial statements. SFAS No. 123(R) requires the measurement of compensation cost to be based on the fair value of the equity or liability instruments issued. Upon issuance, SFAS No. 123(R) required public companies to apply SFAS No. 123(R) in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delays the effective date, requiring public companies to apply SFAS No. 123(R) in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS No. 123(R) is unchanged. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently assessing the impact of SFAS No. 123(R) and considering the valuation models available. The Company will adopt SFAS No. 123(R) in its first interim period of fiscal 2006.
     On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. In part, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a dividends received deduction of 85% for certain dividends from controlled foreign corporations. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FSP FAS 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. Under the provisions of the Act, the Company intends to repatriate approximately $805.0 in foreign earnings previously considered permanently reinvested in non-U.S. legal entities. The funds, which are in addition to the Company's ongoing repatriation initiatives, will be remitted to the U.S. in the third and fourth quarters. The Company expects to record a one-time tax charge of approximately $34.0 (or approximately $0.61 per share) in the third quarter to recognize the income tax liability associated with repatriating these funds. In connection with the repatriation of funds, the Company anticipates borrowing between $425.0 and $450.0 outside the U.S. in the third and fourth quarters of 2005. Debt service on these borrowings will be accomplished through future foreign earnings.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will become effective for the Company's fiscal year beginning January 1, 2006.
     In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (FSP FAS 143-1), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts the law. As of June 25, 2005, no EU-member country in which the Company has significant operations had adopted the law.

11.     Other Matters

The Company is engaged in various lawsuits, claims, investigations and proceedings including patent, trademark, commercial and environmental matters that are in the ordinary course of business. The Company cannot at this time estimate with any certainty the impact of such matters on its financial position.

12.     Subsequent Event

On July 2, 2005, the Company entered into a definitive agreement to acquire a 55-percent controlling interest in the Shandong Chia Tai Freda Pharmaceutical Group (CTF), the leading ophthalmic pharmaceutical company in China, from Sino Biopharmaceutical Ltd. (Sino) for $200.0 in cash. In addition, the Company has agreed in principle to a future acquisition of an additional 15-percent interest in CTF held by two other entities, for $54.5, an amount equivalent on a per-share basis to the price being paid to Sino. CTF primarily develops, manufactures and markets medications used to treat ocular inflammation and infection, glaucoma and dry eye including the Moisten and Mioclear lines of eye drops. Headquartered in the city of Jinan in Shandong Province, CTF has approximately 1,300 employees, with approximately half of them working in sales and marketing. The acquisition is expected to close in the third quarter, subject to certain conditions including formal, final approval by the shareholders of Sino, at which time asset valuation and purchase price allocations will be finalized.

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

Financial Overview

The Company reported net income of $45 or $0.81 per share for the quarter ended June 25, 2005 compared to $41 or $0.76 per share for the same quarter in 2004. For the six months ended June 25, 2005, the Company reported net income of $80 or $1.44 per share compared to $65 or $1.19 per share for the same six-month period in 2004.

Net Sales by Geographic Region and Business Segment

Total Company net sales for the second quarter and six months ended June 25, 2005 were $608 and $1,163, respectively. This represents a $42 or a seven percent increase compared to the prior-year second quarter and an $86 or an eight percent increase for the first six months. On a constant-currency basis, net sales increased five percent for both the quarter and year-to-date. Sales growth during the quarter and year-to-date was led by the contact lens product category as it continued to outpace the overall market in the second quarter.

Geographic Region For the second quarter ended June 25, 2005, net sales in markets outside the U.S. totaled $382, an increase of $41 or 12 percent (eight percent excluding the impact of currency) over the same quarter in 2004. Year-to-date, non-U.S. net sales were $724, an increase of $67 or 10 percent (six percent in constant currency) from the prior-year period. Net sales outside the U.S. represented approximately 63 percent of consolidated net sales for the quarter ended June 25, 2005 compared to 60 percent for the comparable period in 2004. Year-to-date, net sales outside the U.S. represented approximately 62 percent of consolidated net sales in 2005 and 61 percent in 2004.
     For the second quarter ended June 25, 2005, net U.S. sales remained flat at $226, compared to the same 2004 quarter. Year-to-date, net U.S. sales totaled $439, representing an increase of $19 or four percent compared to the prior-year period. Net U.S. sales for the quarter- and year-to-date represented approximately 37 percent of consolidated net sales in 2005 and 40 percent and 39 percent for the same 2004 periods. For the second quarter and first six months of 2005, U.S. revenues represented approximately 89 percent of the Americas segment revenue, compared to 91 percent for same periods in 2004.

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

     The following table summarizes net sales by geographic region:
	Second Quarter Ended				Six Months Ended
	June 25, 2005		June 26, 2004		June 25, 2005		June 26, 2004
	As Reported	Percent of Total Net Sales	As Reported	Percent of Total Net Sales	As Reported	Percent of Total Net Sales	As Reported	Percent of Total Net Sales
Net Sales
Americas	$255.6	42%	$247.5	44%	$ 490.7	42%	$ 462.5	43%
Europe	224.9	37%	202.0	36%	441.0	38%	403.1	37%
Asia	127.8	21%	117.0	20%	230.9	20%	211.2	20%
	$608.3		$566.5		$1,162.6		$1,076.8

     The Company experienced overall constant-currency growth in each of its geographic regions and product categories during the second quarter ended June 25, 2005 compared to the same 2004 quarter. For the six months ended June 25, 2005, constant-currency gains were reported in each of the Company's geographic regions and product categories except for the refractive product category. Constant-currency sales growth within the contact lens product category was reported in each geographic region for the quarter- and year-to-date periods. Total Company contact lens sales rose 13 percent (10 percent in constant-currency) during the second-quarter led by the PureVision brand and the Company's lines of specialty products. Silicone hydrogel revenues nearly doubled compared to the same quarter in 2004 as the Company expanded distribution of PureVision SVS and PureVision Toric overseas while reintroducing the SVS lens into the U.S. market. The Company's total toric lens sales (including mainly SofLens and PureVision Toric) grew more than 15 percent in the quarter and accounted for more than 25 percent of the Company's total contact lens revenues. SofLens Toric remains the number-one dispensed brand of toric lenses in the world. In addition, SofLens Multi-Focal sales increased at a double-digit rate, also continuing a strong growth trend. Year-to-date, the Company's lines of specialty products grew more than 20 percent over the same period in 2004, and more than offset declines in older-generation products. In the lens care category, second-quarter growth in the Europe and Asia regions was partially offset by a one-percent decline in the Americas region which reflected the previously disclosed timing of a major U.S. customer promotion that shifted sales from the second quarter into the first quarter. Lens care sales for the first six months in the Americas increased six percent in constant currency and reflected continued market acceptance and share gains for ReNu with MoistureLoc multi-purpose solution. For the quarter, overall lens care sales growth was led by the Company's lines of all-in-one solutions for both soft and rigid gas permeable contact lenses. Year-to-date overall lens care gains were attributed to the Company's lines of all-in-one solutions, which reflected share gains subsequent to the late 2004 launch of ReNu with MoistureLoc and incremental sales associated with the launch of ReNu MultiPlus in Japan. Constant-currency pharmaceutical sales growth was led by the Company's lines of ocular vitamins and dry-eye medications, as well as double-digit gains for both Lotemax and Alrex prescription steroid drops. Gains in Europe were partly offset by lower sales of certain non-ophthalmic multisource pharmaceuticals, reflecting recent competitive introductions in the Americas region. Year-to-date, overall growth primarily reflected incremental sales from the U.S. launch of Zylet combination ophthalmic suspension and continued gains by the Company's lines of ocular vitamins and dry eye medications in each geographic region. Cataract and vitreoretinal constant-currency sales growth in each geographic segment during the quarter and year-to-date periods was led by the Company's lines of IOLs and phacoemulsification products. Growth in the Company's lines of IOLs reflected continued strong double-digit gains during the quarter for the Company's SofPort and Akreos lines of foldable IOLs. Refractive category growth during the second quarter was due to a 16 percent gain in sales of per procedure cards used in LASIK surgery and increased service revenue, somewhat offset by lower equipment sales in Europe and Asia. Year-to-date, these gains were more than offset by a decline in blade revenues and lower equipment sales primarily due to a saturated market in the Europe region.
     The following three sections entitled Americas, Europe and Asia describe net sales results by product category in each geographic region for the quarter and six months ended June 25, 2005 compared to the same periods in 2004.

Americas
The Americas region net sales for the second quarter of 2005 were $256, reflecting a three percent increase in actual dollars and two percent in constant currency over 2004. For the quarter, the region experienced gains in contact lens, cataract and vitreoretinal and refractive product categories, partially offset by declines in lens care and pharmaceuticals. Year-to-date, net sales of $491 increased six and five percent in actual dollars and in constant currency, respectively, over the same period in 2004, with increases reported in all product categories.
     Contact Lens - In the Americas region, contact lens net sales increased 16 percent in actual dollars and 15 percent in constant currency during the quarter compared to the same 2004 quarter. Year-to-date, net sales increased 12 percent and 11 percent in actual dollars and in constant currency, respectively. The U.S. reintroduction of PureVision SVS was a key contributor to the growth during the second quarter, along with continued gains for SofLens Toric and Multi-Focal. Demand for PureVision is significantly ahead of the Company's expectations. As a result, the Company has reconsidered the timing of the U.S. launch of PureVision Toric, since it is making SVS lenses on manufacturing lines that otherwise would be building toric inventory. The Company expects to launch PureVision Toric contact lenses in late 2005 when inventory levels are sufficient to support the anticipated demand without sacrificing service levels to support its current SVS customers. The Company anticipates this launch to be followed by a multifocal version of PureVision in 2006. The Company is aggressively adding manufacturing capacity for silicone hydrogels both this year and next, to respond to the demands of this rapidly changing market. Sales of the SofLens Toric contact lens grew in the upper teens during the second-quarter and year-to-date periods and the most recent market data indicated that this contact lens continued to increase its lead in the U.S. toric market, with a share of more than 30 percent. SofLens Multi-Focal revenues also increased significantly and this contact lens leads the market with a share of more than 45 percent.
     Lens Care - For the quarter, lens care net sales in the Americas decreased one percent in actual dollars and two percent in constant currency, but increased seven percent in actual dollars (six percent in constant currency) year-to-date. Second-quarter lens care net sales declined primarily due to an expected moderation in performance given that a major U.S. retailer ran a very large promotional program of the Company's ReNu branded products in the first quarter and essentially shifted sales from the second quarter. Growth for the first six months of 2005 was driven by share gains attributable to the Company's ReNu with MoistureLoc brand of multi-purpose solutions. Based on the most recent syndicated data, the total ReNu franchise gained nearly two unit share points in the second quarter. In addition, the Company's Boston lines for rigid gas permeable lenses also gained share in the quarter, benefiting from continued acceptance of our Boston Simplus all-in-one solution.
     Pharmaceuticals - In actual dollars and on a constant-currency basis, the Americas region experienced declines of three and four percent in pharmaceuticals, respectively, during the second quarter of 2005, but recorded a two percent growth year-to-date over the same 2004 periods in both actual dollars and in constant currency. For the quarter, gains for Lotemax, Alrex and the Company's lines of ocular vitamins were more than offset by declines in its multisource business reflecting new competition for two non-ophthalmic products. The monthly prescription data for each of the Company's loteprednol-based products continues to be positive. According to the most recent third-party data, Lotemax prescriptions increased approximately 13 percent from the same quarter in 2004, and the Company's revenues have increased approximately 30 percent. Alrex prescriptions have grown more than 10 percent, resulting in strong double-digit second quarter gains in net sales. The launch of the Company's newest loteprednol product, Zylet, in the first quarter, was the major contributor to year-to-date gains as initial stocking orders were shipped throughout that period. Zylet has gained approximately four percent prescription share of the combination products market in a fairly short period of time, which is in line with the Company's expectations. Gains for Lotemax, Alrex and the Company's lines of ocular vitamins were also reported for the first six months of 2005. The Company's vitamin business increased approximately six percent during the second quarter. The Company remained the leader in the market, with a share greater than 60 percent. According to the most recent market data, consumption for both PreserVision and Ocuvite Lutein (the Company's two main vitamin products) is growing in the mid-teens, but the Company's reported growth is less. The Company believes this lag in sales growth reflects higher levels of safety stock in the trade caused by the transition from tablets to soft gels. The Company's shipments of initial pipeline orders of soft gels in the second half of 2004 will further hamper comparisons for the rest of the year. The Company views this as a short-term situation in one region. In addition, the Company's first Retisert shipments occurred in late June but did not contribute to second-quarter revenues.
     Cataract and Vitreoretinal - Net sales of cataract and vitreoretinal products grew three percent in actual dollars and two percent in constant currency during the second quarter of 2005 versus the same quarter in 2004. Year-to-date, net sales increased six and five percent over the same 2004 period in actual dollars and on a constant-currency basis, respectively. Sales of IOL products accelerated in the second quarter and grew 13 percent on a constant-currency basis. The Company's silicone lines were up nearly 20 percent for the quarter and year-to-date. These increases were attributed to the strength of the Company's SofPort Advanced Optics silicone IOL and Easy-Load inserter, which was launched in the second quarter. Sales of phacoemulsification products continued to increase during the second quarter and year-to-date, up nearly 10 percent. These gains were partly offset by declines in viscoelastic products. Viscoelastic unit volumes increased about five percent during the second quarter compared to the same period a year ago, but revenues decreased by a similar amount, reflecting a competitive pricing environment.
     Refractive - The Americas region posted strong growth in this category as refractive net sales increased 17 percent in the second quarter of 2005 (15 percent in constant currency). This growth was attributed to higher sales of lasers and an increase in procedure card volume of more than 10 percent, partially offset by lower blade revenues. The Company's first shipment of Zyoptix XP microkeratomes occurred in the second quarter. Year-to-date, refractive net sales increased three and two percent in actual dollars and in constant currency, respectively. The first six months of 2004 benefited from the initial launch of the Zyoptix system during the first quarter of 2004 which somewhat moderated strong second-quarter and year-to-date gains in 2005.

Europe
Net sales during the second quarter of 2005 in the Europe region increased to $225, an 11 percent increase over the same quarter in 2004. Excluding the impact of currency, net sales increased seven percent. Net sales of $441 for the first six months increased nine percent over the same 2004 period and five percent on a constant-currency basis. Excluding the impact of currency, the region experienced gains in all product categories for the quarter and year-to-date with the exception of the refractive product category.
     Contact Lens - Contact lens net sales in the Europe region rose 13 percent in actual dollars or nine percent in constant currency compared to the prior-year second quarter, and 11 percent in actual dollars (seven percent in constant currency) compared to the first six months of 2004, on the continued strength of the PureVision Toric and SVS, SofLens Multi-Focal and SofLens Toric lines of contact lenses. Total toric sales grew almost 25 percent in the second quarter and almost 20 percent year-to-date and remained the market leader for toric lenses in the Europe region. SofLens Multi-Focal also continued to strengthen its market lead, growing more than 50 percent during the second quarter and the first six months of 2005 in a market growing in the mid-thirties percent range.
     Lens Care - In Europe, lens care product net sales increased 12 percent in the second quarter of 2005 over the same quarter in 2004 and eight percent in constant currency. Year-to-date net sales increased 10 percent and seven percent in constant currency compared to the same period in 2004. The Company continues to gain share in the Europe region on the strength of ReNu with MoistureLoc, which drove overall multi-purpose solutions growth of more than 10 percent in the second quarter.
     Pharmaceuticals - For the quarter and year-to-date, pharmaceuticals net sales for the Europe region increased 15 percent in actual dollars, 11 percent on a constant-currency basis, compared to the same periods in 2004. Gains were driven by strong double-digit growth for the Company's vitamins and dry eye products. The Company believes it is operating in a more stabilized environment since the 2004 German pharmaceuticals pricing legislation which impacted performance in that year.
     Cataract and Vitreoretinal - European cataract and vitreoretinal net sales posted increases of six and three percent during the quarter in actual dollars and in constant currency, respectively. Year-to-date net sales increased four percent in actual dollars and were flat on a constant-currency basis over the same 2004 period. Higher sales of the Company's Akreos line of acrylic IOLs led the growth during the second quarter. An aspheric optics version of Akreos will be available during the third quarter, which the Company believes will bring all of the positive benefits of its advanced optical design to its acrylic platform. Year-to-date gains in the Company's Akreos line of IOLs and instruments were offset by declines in older technology products and phacoemulsification products.
     Refractive - Refractive net sales for the second quarter in the Europe region declined three percent in actual dollars and six percent in constant currency compared to the same quarter in 2004. Year-to-date, refractive net sales in this region posted declines of 12 percent (15 percent in constant currency). These declines were driven by lower equipment sales which the Company believes is representative of a saturated market. Higher procedure card revenues in the Europe region reflected increased acceptance of the Company's Zyoptix platform, but overall market data suggests that procedural volumes in total continue to decline in the region.

Asia
The Asia region's second-quarter and year-to-date net sales for 2005 were $128 and $231, respectively, an increase of nine percent (six percent in constant currency) compared to the same periods in 2004. On a constant-currency basis, the region experienced growth in each product category during the quarter. Year-to-date, each product category registered growth with the exception of slight declines in the refractive product category.
     Contact Lens - The Asia region's contact lens net sales increased 10 percent (seven percent in constant currency) during the second quarter and first six months of 2005 compared to the same periods in 2004. This growth was led by SofLens59, SofLens One Day and SofLens Toric. Most of this growth came from sales of the Company's Medalist brand lenses in Japan. Medalist Toric continued to register double-digit gains, and the Company's SVS revenues grew with the recent launch of its new, higher-margin two-week lens. Medalist One Day sales were flat in constant currency, and while part of that reflects initial pipeline shipments in the second quarter of 2004, the demand for Medalist One Day has been below Company expectations. Product and packaging changes will be made later this year that the Company believes will improve acceptance of Medalist One Day in the market. In Asian markets outside of Japan, revenues grew 18 percent, or 13 percent excluding currency. Strong performance was noted in most markets except for China, where the Company continued to address the impact of changes made in its distribution networks earlier in 2005. While net sales were up slightly in the quarter, growth was significantly lower than the Company's expectations for this market. Revenues from the Company's core technology products increased in the quarter, but those gains were mitigated by declines in traditional products which reflected heightened competitive activity from low-priced local manufacturers in lower-tier cities. The Company has maintained its leading market position in major Chinese cities and made changes at the end of the second quarter to address concerns of the Company's distributors in the lower-tier cities. The Company expects to return the contact lens category in China to double-digit growth in the second half of the year.
     Lens Care - In Asia, lens care net sales in the quarter increased six percent in actual dollars and two percent in constant currency while year-to-date sales were seven percent higher in actual dollars (three percent in constant currency) over the comparable period in 2004. Increases were attributable to gains in sales of multi-purpose solutions reflecting the Company's launch of ReNu MultiPlus solution in Japan during the first quarter of 2005. Strong sales growth was reported in the rest of Asia, except in China due to the factors discussed above in the section entitled Contact Lens.
     Pharmaceuticals - The Company's pharmaceutical business has not had a significant presence in Asia. On July 2, 2005, the Company entered into a definitive agreement to acquire a 55-percent controlling interest in the Shandong Chia Tai Freda Pharmaceutical Group, the leading ophthalmic pharmaceutical company in China, from Sino Biopharmaceutical Ltd. The Company believes this acquisition will provide it with immediate, significant presence in the rapidly growing Chinese ophthalmic pharmaceuticals market through the largest pharmaceutical sales and distribution organization in that country. The deal is expected to close some time in the third quarter. See Note 12 -Subsequent Event for further discussion. For the second quarter and first six months of 2005 and 2004 net sales of pharmaceuticals in Asia were immaterial to its overall results of operations.
     Cataract and Vitreoretinal - Second-quarter revenue from the cataract and vitreoretinal product category in Asia increased 19 percent compared to the same quarter in 2004 (15 percent in constant currency). Year-to-date sales increased 17 percent over the same 2004 period (13 percent in constant currency). These results mainly reflected double-digit gains in sales of IOLs, led by the continued rollout of the Akreos acrylic lens.
     Refractive - For the quarter, refractive net sales in Asia increased five percent and, excluding the impact of currency, increased three percent, driven by higher sales of procedure card and microkeratome products, somewhat mitigated by lower equipment sales. Year-to-date net sales increased one percent in actual dollars but declined by the same percentage on a constant-currency basis also attributable to lower equipment sales.

     The following tables present total Company net sales, including percent changes from the comparable prior-year quarter, by product categories for the quarters and six months ended June 25, 2005 and June 26, 2004:
	Second Quarter Ended
	June 25, 2005			June 26, 2004
	Net Sales	Percent Increase Actual Dollars	Percent Increase Constant Currency	Net Sales	Percent Increase Actual Dollars	Percent Increase Constant Currency
Product Category
Contact Lens	$188.3	13%	10%	$167.1	12%	8%
Lens Care	139.2	3%	1%	134.9	7%	5%
Pharmaceuticals	147.4	6%	3%	139.4	11%	8%
Cataract and Vitreoretinal	95.3	6%	4%	89.5	9%	6%
Refractive	38.1	7%	5%	35.6	17%	16%
	$608.3	7%	5%	$566.5	11%	8%

	Six Months Ended
	June 25, 2005			June 26, 2004
	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency	Net Sales	Percent Increase Actual Dollars	Percent Increase Constant Currency
Product Category
Contact Lens	$359.4	11%	8%	$ 324.2	15%	8%
Lens Care	268.5	8%	6%	249.1	7%	4%
Pharmaceuticals	277.6	9%	6%	255.0	14%	8%
Cataract and Vitreoretinal	184.8	6%	4%	174.0	8%	3%
Refractive	72.3	(3)%	(5)%	74.5	23%	19%
	$1,162.6	8%	5%	$1,076.8	12%	7%

Costs and Expenses & Operating Income

The ratio of cost of products sold to net sales was 40.5 percent and 41.1 percent for the quarter and six months ended June 25, 2005, respectively, versus 40.2 percent and 41.6 percent, for each of the same 2004 periods. The slight decline in gross margin for the quarter primarily reflected sales mix differences between the two years. The year-to-date margin improvement reflected a favorable mix shift towards higher margin products as well as manufacturing efficiencies due to cost savings that continue to be realized through profitability improvement initiatives, partially offset by the impact of foreign currency exchange rates.
     Selling, administrative and general expenses, including corporate administration, were 38.9 percent of net sales for the 2005 second quarter, compared to 39.2 percent for the second quarter of 2004. Year-to-date, selling, administrative and general expenses were 39.5 percent of net sales for the first six months of 2005, compared to 40.3 percent for the same period in 2004. Spending increased $15 and $25 during the quarter and six months ended June 25, 2005, respectively, when compared to the same periods in 2004. The 2005 periods primarily reflected higher selling and marketing expenses due to promotional activity for new products and additions to the U.S. pharmaceuticals sales force as well as the impact of currency.
     Research and development (R&D) expenses totaled $45 for the second quarter 2005, an increase of $4 and 8.6 percent over the second quarter of 2004, and represented 7.5 percent of net sales compared to 7.4 percent of net sales for the second quarter of 2004. R&D expenses for the six months ended June 25, 2005 increased $8 to $85, an increase of 10.9 percent over the same period in 2004 and represented 7.3 percent of net sales for the first six months of 2005 compared to 7.1 percent of net sales for the same period in 2004. The Company expects to continue its commitment to increase R&D spending at a faster rate than sales growth in support of its goal of consistently bringing new products to market to fuel long-term growth, including its continued investments to develop additional treatments for sight-threatening diseases. The Company received the FDA's approval of its Retisert drug delivery implant for posterior segment uveitis during April 2005 and reported that the first shipments of Retisert occurred in late June (see Note 6 - Related Party Transaction for further discussion). During the quarter, the Company announced plans to nearly double its R&D facility in Rochester, New York and to add up to 200 new jobs in its R&D organization over the next two years.
     As a result of the above factors, operating earnings for the second quarter of 2005 increased $5 to $80, representing 13.2 percent of net sales compared to 13.3 percent of net sales in the second quarter of 2004. Operating earnings year-to-date increased $22 to $141, representing 12.1 percent of net sales compared to 11.0 percent for the same 2004 period.

Other Income and Expenses

Interest and investment income totaled $3 and $7 for the quarter and six months ended June 25, 2005, an increase of less than $1 compared to each of the same periods in 2004. When compared to the same 2004 periods, the 2005 periods reflected higher average interest rates partially offset by lower average investment levels and mark-to-market adjustments on assets held by the Company for its nonqualified deferred compensation plan.
     Interest expense of $14 and $25 for the quarter and six months ended June 25, 2005 increased $3 and $2, respectively, compared to the comparable periods in 2004. The increase in interest expense was primarily due to the recognition of unamortized debt issuance costs of $3 associated with the Company's $4.1 Convertible Senior Notes and $155.9 Senior Convertible Securities which became convertible on July 1, 2005, as described in Note 2 - Earnings Per Share and in the section entitled Access to Financial Markets in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company repaid $197 of debt during the fourth quarter of 2004, but lower 2005 debt levels were offset in part by higher interest rates on variable rate debt.
     Foreign currency net income was less than $1 during the quarter and six months ended June 25, 2005, compared to foreign currency net losses of $2 and $1 in the same prior-year periods. The 2005 results include lower costs associated with the Company's ongoing foreign currency hedging program as well as net foreign currency transaction gains.

Liquidity and Financial Resources

Cash Flows from Operating Activities Cash provided by operating activities was $88 and $98 through the second quarter of 2005 and 2004, respectively. The decrease in operating cash flow reflected the impact of higher inventory to accommodate new product launches and increased working capital requirements; partially offset by higher earnings and lower tax payments. Average DSO for the quarter was 74 days in the second quarter of 2005, compared to 77 days for the same 2004 period.

Cash Flows from Investing Activities Cash used in investing activities of $50 for the first six months of 2005 primarily represented capital spending of $36 and $13 of acquired intangibles. During the first quarter of 2005, the Company acquired product rights for $12 in connection with the FDA approval of Zylet ophthalmic suspension and acquired a license agreement for less than $1 to commercialize Lotemax in South Korea (see Note 5 - Acquired Intangible Assets). In April 2005, the FDA approved the Company's single-indication orphan drug Retisert for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. This FDA approval represents the achievement of a milestone and a $4 obligation under the original agreement. The Company capitalized $4 for the developed technology, paid $1 to CDS and applied $3 against the remaining funds previously advanced (see Note 6 - Related Party Transaction). During the same 2004 period, cash used of $46 was mainly attributable to capital expenditures.

Cash Flows from Financing Activities Through the first six months of 2005, there was a net cash flow use of $13 from financing activities. The 2005 period outflows consisted primarily of $40 to repurchase 530,000 shares of the Company's Common stock at an average price of $74.98 per share (see Part II - Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds) and $14 for dividends paid. 2005 cash outflows were partially offset by cash inflows of $44 from the exercise of stock options. During the first half of 2004, net cash used in financing activities of $7 consisted primarily of $43 to repurchase 700,000 shares of the Company's Common stock at an average price of $61.60 per share, $14 for dividends paid and $1 in debt repayments, partially offset by cash inflows of $53 from the exercise of stock options.
     The continued rise in the Company's stock price over the last several months has resulted in a significant increase in the number of stock options exercised. Approximately 220,000 of the two million Common shares included in the repurchase program authorized by the Board of Directors on January 27, 2004 remain to be purchased. On July 26, 2005, the Board of Directors approved the purchase of up to an additional two million shares of the Company's outstanding Common stock. Consistent with its previous repurchase authorization, the Company expects to repurchase shares using proceeds from stock option exercises, to partially offset the otherwise dilutive impact of exercise activity. There is no expiration date for this program.

Financial Position The Company's total debt, consisting of short- and long-term borrowings, was $644 at the end of the second quarter of 2005, unchanged from year-end 2004 and a $197 decrease from the June 2004 amount of $841. The ratio of total debt to capital was 31.1 percent at the end of the second quarter of 2005 and at year-end 2004, and 40.1 percent at June 2004.
     Cash and cash equivalents totaled $518 and $604 at the end of the second quarter of 2005 and 2004, respectively, and $502 at the end of 2004.

Access to Financial Markets As of June 25, 2005, the Company's long-term debt was rated BBB with a stable outlook by Fitch Ratings and Standard & Poor's. On May 10, 2005, Moody's Investors Services upgraded the Company's senior unsecured rating to Baa3 from Ba1 based on the Company's positive outlook. Moody's Investors Services cited the Company's strong performance, improvement of debt protection measures and its expectation that medium-term earnings and free cash generation will remain solid.
     In August 2003, the Company issued $160 variable-rate Convertible Senior Notes (Old Notes) due in 2023. In December 2004, the Company completed its offer to exchange up to $160 of the Old Notes for an equal amount of its 2004 Senior Convertible Securities due 2023 (New Securities). The terms of the New Securities are primarily consistent with those of the Old Notes except that settlement upon conversion of the New Securities will be paid in cash up to the principal amount of the converted New Securities with any excess of the conversion value settled in shares of the Company's stock. An amount equal to $156 of the Old Notes, or 97 percent of the outstanding issue, was tendered in exchange for an equal amount of the New Securities. As described in Note 2 - Earnings Per Share, on June 17, 2005, the conversion right was triggered for conversion of the Company's Old Notes and New Securities at the option of the holder beginning July 1, 2005. In the event a holder elects to convert its note, the Company expects to fund a cash settlement of any such conversion from borrowings under its syndicated revolving credit agreement.
     At June 25, 2005, the Company had a $250 syndicated revolving credit facility expiring in January 2008. On July 26, 2005, in order to provide increased financial flexibility, the Company replaced this $250 agreement with a five-year, $400 syndicated revolving credit agreement. The terms of this new revolving credit facility are favorable to the terms of the former facility including the fact that the Company will have the option to increase the limit to $550 at any time during the five-year term. The new facility includes covenants similar in nature to covenants contained in the former facility, that require the Company to maintain certain EBITDA to interest and debt ratios. In the event of violation of the covenants, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. Under the former facility, there were no covenant violations during the quarter ended June 25, 2005, or year ended December 25, 2004, and the Company does not anticipate that a violation of the covenants under the new facility is likely to occur. The interest rate under the agreement is based on the Company's credit rating and, at the Company's option, LIBOR or the base rate of one of the lending banks. There were no outstanding borrowings under the syndicated revolving credit agreements as of June 25, 2005 or December 25, 2004. In addition, a number of subsidiary companies outside the U.S. have credit facilities to meet their liquidity requirements. There were no outstanding borrowings under these non-U.S. credit facilities as of June 25, 2005 or December 25, 2004.
     The Company believes its existing credit facilities, in conjunction with the financing activities mentioned above, provide adequate liquidity to meet obligations, fund capital expenditures and invest in potential growth opportunities.

Working Capital Working capital was $601 and $594 at the end of the second quarter of 2005 and 2004, respectively. At year-end 2004, working capital was $548. The current ratio was 1.7 at the end of June 2005, June 2004 and December 2004.

Other Financial Data

Dividends declared on Common stock were $0.13 per share in the first and second quarters of both 2005 and 2004. The return on average shareholders' equity was 12.6 percent and 12.7 percent for the twelve-month periods ended June 25, 2005 and June 26, 2004, respectively.

Off-balance Sheet Arrangements

The Company has a minority equity interest valued at $0 on its balance sheet that results from a strategic partnering arrangement entered into during 1999 that involves implant technology for treating retinal and other back-of-the-eye diseases. Under the original agreement, the Company remitted payments to the strategic partner for R&D activities and the achievement of certain milestones such as completion of clinical testing, NDA filings and FDA approvals. As described in Note 6 - Related Party Transaction, an anticipated delay of up to three years in U.S. regulatory filings for the Retisert drug delivery product for the diabetic macular edema indication was announced in May 2003. The Company indicated that this delay resulted in a reevaluation of its role in the ongoing development and approval process, and it had decided to conduct and supervise directly the day-to-day development and clinical activities. During the fourth quarter of 2003, the Company renegotiated its arrangement to formalize this change.
     The Company also has an equity investment of $0.2 as of June 25, 2005 and December 25, 2004 recorded as an other long-term asset, in connection with a licensing agreement signed during 2002 to develop treatments for ocular infections. During the quarter ended June 28, 2003, the Company recorded an other-than-temporary impairment charge of $1.8 based on negative earnings and cash flow trends of the licensor, and inconclusive efforts by the licensor to secure interim financing. The licensing agreement and $4.0 of preferred stock were canceled in December 2003 in conjunction with the Company's decision to invest in and internally develop this ocular infection technology. As such, the Company is no longer required to remit payments to the licensor originally due upon the achievement of certain milestones.
     As a result of the renegotiation and license cancellation described above, future payments for R&D activities and milestone achievements over the next five years are estimated to be immaterial.
     The Company has obligations under certain guarantees, letters of credit, indemnifications and other contracts that contingently require the Company to make payments to guaranteed parties upon the occurrence of specified events. The Company believes the likelihood is remote that material payments will be required under these contingencies, and that they do not pose potential risk to the Company's future liquidity, capital resources and results of operations. See Note 8 - Commitments and Contingencies for further descriptions and discussions regarding the Company's obligations.

Outlook

The Company has refined its 2005 full-year constant-currency revenue growth projection to seven percent, at the upper end of its previous guidance of growth between six and seven percent. This revenue projection excludes the impact from the Company's pending acquisition of CTF (see Note 12 - Subsequent Event for further discussion of the pending acquisition). Based on the current foreign exchange environment, currency is expected to be essentially neutral to actual-dollar full-year sales growth.
     The Company continues to expect gross margins to improve as a percent of sales in 2005, as higher margin products are introduced and manufacturing efficiencies due to cost savings continue to be realized through profitability improvement initiatives. While selling, administrative and general expense is projected to increase, it should continue to decline as a percentage of sales. R&D expenses are anticipated to grow at a faster rate than sales throughout 2005.
     The Company has increased its full-year earnings per share expectation by $0.05 to $3.50 for the year. The increase would be mainly realized in the fourth quarter, since continued spending for new products as well as higher R&D expenses are expected to moderate earnings in the third quarter.
     The preceding expense projections exclude the impact from three events expected to occur in the second half of the year. The projections do not consider customary purchase accounting adjustments including inventory step-up and in-process R&D charges, which are expected to be recorded upon the closing of the acquisition of CTF. Although the amount of the adjustments cannot be estimated at this time, the adjustments are anticipated to reduce earnings in the second half of the year. The projections also do not reflect one-time higher income tax expense expected to be recorded as a result of repatriating offshore funds under the American Jobs Creation Act of 2004 (the "Act"), which is discussed below. Finally, guidance excludes an approximately $0.04 per share reduction in earnings from the divestiture of the Company's Woehlk subsidiary, which was sold to a local management group in July. Acquired in 2000, Woehlk manufactures and distributes vision care products primarily in Germany. Although the business expanded the Company's presence in Germany, it accounted for less than one percent of consolidated sales and did not meet the Company's strategic or financial objectives.
     The Company continues to project full-year cash flow from operating activities of approximately $270 and capital expenditures of approximately $120, reflecting anticipated additions to silicone hydrogel manufacturing capacity and the start of construction on its new R&D facility.
     The Company expects to repatriate approximately $805 in foreign earnings previously considered permanently reinvested in non-U.S. legal entities in the fourth quarter. The funds are in addition to the Company's ongoing repatriation initiatives.
     The effective tax rate on the repatriated funds is projected to be approximately four percent, which would result in the recording of incremental tax expense of approximately $34 (or approximately $0.61 per share) in the third quarter.
     In connection with the repatriation of funds, the Company anticipates it will borrow between $425 and $450 outside the U.S. in the third and fourth quarters. Debt service on these borrowings is expected to be accomplished through future foreign earnings.
     Based on expected debt activity over the remainder of the year, the Company anticipates ending the year with a cash balance of approximately $650, a debt balance of between $970 and $995 and a debt to capital ratio of just under 40 percent.

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words "anticipate", "appears", "foresee", "should", "expect", "estimate", "project", "will", "are likely" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report under the heading Outlook and elsewhere are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future Company performance, and are thus dependent on a number of factors, which may affect the Company's performance. In many cases, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, general global and local economic, political and sociological conditions including, without limitation, periods of localized disease outbreak and the effect on economic, commercial, social and political systems caused by natural disasters (such as, without limitation, earthquakes, hurricanes/typhoons, tornadoes and tsunamis), changes in such conditions, the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the Company's businesses compete, effects of war or terrorism, changing currency exchange rates, the general political climate existing between and within countries throughout the world, events affecting the ability of the Company to timely deliver its products to customers, including those which affect the Company's carriers' ability to perform delivery services, changing trends in practitioner and consumer preferences and tastes, changes in technology, medical developments relating to the use of the Company's products, routine and material legal proceedings initiated by or against the Company, including those related to patents and other intellectual property in the U.S. and throughout the world, the impact of Company performance on its financing costs, enactment of new legislation or regulations or changes in application or interpretation of existing legislation or regulations that affect the Company, changes in government regulation of the Company's products and operations, changes in governmental laws and regulations relating to the import and export of products, government pricing changes and initiatives with respect to healthcare products in the U.S. and throughout the world, changes in private and regulatory schemes providing for the reimbursement of patient medical expenses, changes in the Company's credit ratings or the cost of access to sources of liquidity, the Company's ability to maintain positive relationships with third-party financing resources, the financial well-being and commercial success of key customers, development partners and suppliers, changes in the availability of and other aspects surrounding the supply of raw materials used in the manufacture of the Company's products, changes in tax rates or policies or in rates of inflation, changes in accounting principles and the application of such principles to the Company, the performance by third parties upon whom the Company relies for the provision of goods or services, the ability of the Company to successfully execute marketing strategies, the ability of the Company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies in the U.S. and throughout the world, the ability of the Company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations in the U.S. and throughout the world, difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products, the successful completion and integration of acquisitions by the Company, the successful relocation of certain manufacturing processes, the continued successful implementation of efforts in managing and reducing costs and expenses, the continued successful execution of the Company's profitability improvement plans, the Company's ability to successfully repatriate monies under the American Jobs Creation Act of 2004, the Company's success in the process of management testing, including the evaluation of results, and auditor attestation of internal controls, as required under the Sarbanes-Oxley Act of 2002, the Company's success in introducing and implementing its enterprise-wide information technology initiatives, including the corresponding impact on internal controls and reporting, the effect of changes within the Company's organization, including the selection and development of the Company's management team and such other factors as are described in greater detail in the Company's filings with the Securities and Exchange Commission, including, without limitation, the Company's Form 10-K for the period ended December 25, 2004, Form 10-Q for the quarter ended March 26, 2005 and the Current Report on Form 8-K dated June 14, 2002.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

At June 25, 2005, the Company's floating rate assets exceeded its floating rate liabilities. A sensitivity analysis to measure the potential impact that a change in interest rates would have on the Company's net income indicates that a one percentage point decrease in interest rates, which represents a greater than 10 percent change, would increase the Company's net financing expense by approximately $3 on an annualized basis.
     A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the Company's net income indicates that, if the U.S. dollar strengthened against all foreign currencies by 10 percent the Company would realize net losses of approximately $12 on foreign currency forward contracts outstanding at June 25, 2005. Such net losses would be substantially offset by net gains from the revaluation or settlement of the underlying positions hedged.

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

Changes in Internal Controls During the most recently completed fiscal quarter, a third party began providing certain finance and accounting services for several subsidiaries in Europe which had formerly been performed by the Company's shared services center in the United Kingdom. In addition, the Company introduced new fixed asset and general ledger systems for its subsidiary, Bausch & Lomb Scotland Limited. Other than the foregoing, there were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is continuing to implement the global enterprise reporting system, and in that process, expects that there will be future material changes in internal controls as a result of this implementation.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Not applicable.
Item 2. (a) (b)	Unregistered Sales of Equity Securities and Use of Proceeds Not applicable. Not applicable.
(c)	Period	Total Number of Shares Purchased 1	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program 2, 3	Maximum Number of Shares that May Yet Be Purchased Under the Program 2
	March 27, 2005 - April 23, 2005	-	-	-	449,838
	April 24, 2005 - May 21, 2005	8,902	$75.00	-	449,838
	May 22, 2005 - June 25, 2005	239,635	$77.30	230,000	219,838
	Total	248,537	$77.22	230,000	219,838

1     Shares purchased during the quarter include purchases pursuant to a publicly announced repurchase program (see footnote 2 below), stock compensation plans and deferred compensation plans.
2     On January 27, 2004, the Board of Directors authorized a program to repurchase up to two million shares of the Company's outstanding Common stock. During the second quarter ended June 25, 2005, 230,000 shares were repurchased at an average price of $77.32. There is no expiration date for this program.
3     On July 26, 2005, the Board of Directors approved the purchase of up to an additional two million shares of the Company's outstanding Common stock. There is no expiration date for this program.

Item 4.	Submission of Matters to a Vote of Security Holders
The 2005 annual meeting of shareholders was held on April 26, 2005. The following matters were voted upon and received the votes set forth below:
	1.	The individuals named below were elected to one-year term as directors.
VOTES CAST
	DIRECTOR	FOR		WITHHELD
	Paul A. Friedman Jonathan S. Linen William H. Waltrip	47,645,624 47,514,938 32,527,198		444,260 574,946 15,562,686
Directors continuing in office are Alan M. Bennett, Domenico De Sole, Ruth R. McMullin, Linda Johnson Rice, Barry W. Wilson, Kenneth L. Wolfe and Ronald L. Zarrella.
	2.	The election of PricewaterhouseCoopers, LLP as independent accountants for 2005 was ratified, with 46,389,744 shares voting for, 1,394,124 shares voting against, and 306,016 shares abstaining.
3a.

The proposal to amend the Company's Certificate of Incorporation and By-Laws to declassify the Board of Directors and to authorize annual election of all members of the Board of Directors was passed with 46,572,490 shares voting for, 1,157,667 shares voting against and 359,727 shares abstaining.

3b.

The proposal to amend the Company's Certificate of Incorporation and By-Laws to remove the supermajority voting requirement for setting the number of directors and to amend the Company's By-Laws to permit the number of directors to be determined from time to time by majority vote of the shareholders voting at a meeting or a majority vote of the entire Board of Directors was passed with 47,536,886 shares voting for, 190,192 shares voting against and 362,806 shares abstaining.

3c.

The proposal to amend the Company's Certificate of Incorporation to remove provisions regarding newly created directorships and filling of vacancies on the Board of Directors 47,053,956 shares voted for, 676,590 shares voting against and 359,338 shares abstaining.

3d.

The proposal to amend the Company's Certificate of Incorporation and By-Laws to remove the supermajority voting requirement for removal of a director for cause and to amend the Company's By-Laws to permit removal of a director for cause by a vote of the majority of shareholders at a meeting 47,687,705 shares voting for, 101,856 shares voting against and 300,323 shares abstaining.

3e.

The proposal to amend the Company's Certificate of Incorporation to remove the supermajority voting requirement for approving amendments to certain sections of the Company's Certificate of Incorporation regarding the election of directors, setting the number of directors, filling vacancies on the Board of Directors and removing directors 47,448,591 shares voting for, 263,087 shares voting against and 378,206 shares abstaining.

Item 5.	Other Information

On July 26, 2005 the Company entered into a five-year $400 million unsecured bank credit facility with a syndicate of banks, the joint lead arrangers of which are Citigroup Global Markets, Inc. and KeyBank Capital Markets, the syndication agent of which is KeyBank National Association and the administrative agent of which is Citibank, N.A. (the "Credit Agreement"). The Credit Agreement permits the Company to receive advances and obtain letters of credit under a revolving credit commitment. Borrowings made under the Credit Agreement will be subject to a Eurodollar rate or base rate, at the election of the Company. This Credit Agreement replaces the Company's $250 million Five-Year Credit Agreement, dated January 23, 2003 which was terminated by providing notice of termination to the administrative agent, Citibank.
     The foregoing description of the 2005 Credit Agreement is a summary and is qualified in its entirety by reference to the actual terms of the Credit Agreement which appear in a copy of the Credit Agreement attached to this report as Exhibit (10)-b and are incorporated herein by reference.
     On August 1, 2005, the Company expects to borrow $50 million under the Credit Agreement at an annual interest rate of approximately 4.2 percent for a period of approximately three months.

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

BAUSCH & LOMB INCORPORATED

Date: July 28, 2005	By: /s/ Ronald L. Zarrella
Ronald L. Zarrella Chairman and Chief Executive Officer

Date: July 28, 2005	By: /s/ Stephen C. McCluski
Stephen C. McCluski Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
S-K Item 601 No.	Document
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

(3)-d	Certificate of Amendment of Bausch & Lomb Incorporated (furnished herewith).
(3)-e	Amended and Restated By-Laws of Bausch & Lomb Incorporated, effective April 26, 2005 (furnished herewith).
(4)-a	See Exhibit (3)-a.
(4)-b	See Exhibit (3)-b.
(4)-c	See Exhibit (3)-c.
(4)-d	See Exhibit (3)-d.
(4)-e

Form of Indenture, dated as of September 1, 1991, between the Company and Citibank, N.A., as Trustee, with respect to the Company's Medium-Term Notes (filed as Exhibit (4)-a to the Company's Registration Statement on Form S-3, File No. 33-42858, and incorporated herein by reference).

(4)-f

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

(4)-h

Supplemental Indenture No. 3, dated November 21, 2002, between the Company and Citibank, N.A. (filed as Exhibit 4.7 to the Company's Current Report on Form 8-K, dated November 18, 2002, File No. 1-4105, and incorporated herein by reference).

(4)-i

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

(4)-k

Sixth Supplemental Indenture, dated December 20, 2004 between the Company and Citibank, N.A. (filed as Exhibit (4)-j to the Company's Form 10-K, for the fiscal year ended December 25, 2004, File No. 1-4105, and incorporated herein by reference).

(10)-a

Bausch & Lomb Incorporated Annual Incentive Compensation Plan, as amended on January 25, 2005 (filed as Exhibit (10)-s to the Company's Form 10-K, for the fiscal year ended December 25, 2004, File No. 1-4105, and incorporated herein by reference).

(10)-b

Credit Agreement by and among Bausch & Lomb Incorporated, certain banks, financial institutions and other institutional lenders and issuers of letter of credit, Citigroup Global Markets Inc., Keybank National Association and Citibank, N.A., dated July 26, 2005 (filed herewith).

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