Form 10-K
period 2005-12-31
BAUSCH & LOMB INC
filed 2007-02-07
CIK 10427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to

Commission file number 1-4105

BAUSCH & LOMB INCORPORATED
(Exact name of registrant as specified in its charter)

NEW YORK	16-0345235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE BAUSCH & LOMB PLACE, ROCHESTER, NY	14604-2701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 585.338.6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.40 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

The aggregate market value of the voting stock, computed using the average bid and asked price of such stock, held by non-affiliates of the registrant as of June 2005 was $4,066,870,420. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and officers. Such interpretation is not intended to be and should not be construed to be, an admission by Bausch & Lomb Incorporated or such directors or officers that such directors and officers are "affiliates" of Bausch & Lomb Incorporated, as that term is defined under the Securities Act of 1933.
The number of shares of Voting Stock of the registrant, outstanding as of January 27, 2007, was 54,338,016, consisting of 54,308,836 shares of Common stock and 29,180 shares of Class B stock, which are identical with respect to dividend and liquidation rights and vote together as a single class for all purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Part III

Not applicable.

Part I

Item 1.  Business

Unless the context indicates otherwise, the terms "we", "our" "ours" and "the Company" are used herein to refer to Bausch & Lomb Incorporated and its consolidated subsidiaries. All dollar amounts in Part I of this Form 10-K, except for per share data, are expressed in millions unless specified otherwise, and earnings per share are presented on a diluted basis.

(a) Restatement of Previously Issued Financial Statements

The Company restated its consolidated financial statements, as more fully discussed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement to the consolidated financial statements included in this Annual Report on Form 10-K. The Company restated its consolidated balance sheet, its consolidated statements of income, of changes in shareholders' equity and of cash flows as of December 25, 2004 and for the fiscal years 2003 and 2004. In addition, the Company restated selected financial data as of 2003, 2002 and 2001 and for fiscal years 2002 and 2001. See Item 8. Financial Statements and Supplementary Data under Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of this Annual Report on Form 10-K and beginning shareholders' equity for the impact of the restatement for periods prior to 2001. The impact of the restated financial results for the first and second quarterly periods of 2005 and the quarterly periods of 2004 are also presented in Item 8. Financial Statements and Supplementary Data under Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of this Annual Report on Form 10-K.
The restatement corrects for errors made in the application of generally accepted accounting principles (GAAP), including revenue recognition, accounting for reserves, accounting for foreign currency adjustments, accounting for income taxes including income taxes payable, tax reserves, deferred income tax assets and liabilities, related valuation allowances and income tax expense, and the accounting for the Company's Long-Term Deferred Compensation Plan. For a discussion of the significant restatement adjustments and the background leading to these adjustments see Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement and Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of this Annual Report on Form 10-K.
After filing this report, the Company will work toward filing its Quarterly Reports on Form 10-Q for the third quarter of 2005 and the first, second and third quarters of 2006 and its Annual Report on Form 10-K for 2006. While the Company is working diligently to complete the filings referred to, there can be no assurance as to when the Company will be current in its reporting obligations.

(b) General Development of Business

Founded in 1853 and incorporated in the State of New York in 1908, we are a world leader in the development, manufacture and marketing of eye health products, including contact lenses, contact lens care solutions and ophthalmic surgical and pharmaceutical products.
We made no significant acquisitions or dispositions of businesses in either 2003 or 2004. In the fourth quarter of 2005, we acquired a 70-percent controlling interest in Shandong Chia Tai Freda Pharmaceutical Group (Freda), the leading ophthalmic pharmaceutical company in China, from Sino Biopharmaceutical Ltd. The total purchase price for the Freda acquisition was $255, or $248 net of cash acquired. Freda primarily develops, manufactures and markets medications used to treat ocular inflammation and infection, glaucoma and dry eye. We believe the acquisition has accelerated our expansion into the rapidly growing ophthalmic pharmaceuticals market in China and provides a national pharmaceuticals sales and distribution network, a locally compliant manufacturing facility, and expertise in regulatory affairs and product development.

(c) Financial Information about Operating Segments

Information concerning sales, operating earnings and assets attributable to each of our operating segments is set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K under the section entitled Net Sales and Income by Business Segment and Geographic Region and in Item 8. Financial Statements and Supplementary Data under Note 5 — Business Segment and Geographic Information of this Annual Report on Form 10-K. This information is incorporated herein by reference.

(d) Narrative Description of Business

Operating Segments We are organized into five business segments: three commercial geographic segments and two additional segments managed globally (Research & Development and Global Operations & Engineering). Commercial regions are responsible for the sale and marketing of our products within their defined geographies (the Americas; Europe, Middle East and Africa [Europe]; and Asia). The Research & Development segment is responsible for activities associated with research, preclinical development, new product development, clinical affairs, medical affairs, regulatory affairs, and product quality. The Global Operations & Engineering segment is responsible for demand planning, engineering, manufacturing, logistics and procurement.

Products In each geographic region, we market products in five product categories: contact lenses, lens care products, ophthalmic pharmaceuticals, cataract and vitreoretinal surgery, and refractive surgery.

Contact Lenses We pioneered the development of soft contact lens technology and are one of the largest manufacturers of contact lenses in the world. Our product portfolio is one of the broadest in the industry and includes traditional, planned replacement disposable, daily disposable, multifocal, and toric soft contact lenses and rigid gas permeable (RGP) materials. These products are marketed by our own sales force and through distributors to licensed eye care professionals and health product retailers under the Bausch & Lomb, Boston, Medalist, PureVision and SofLens brand names. Major competitors in the contact lens market include CIBA Vision Corporation (a subsidiary of Novartis AG) (CIBA); CooperVision (a subsidiary of The Cooper Companies, Inc.); and Vistakon, Inc. (a subsidiary of Johnson & Johnson).
Net sales of contact lenses constituted 31 percent of our total revenues in fiscal year 2005, growing 9 percent from the prior year. This growth rate compares to overall estimated contact lens market growth in the mid-to-upper single digits.
We believe that contact lenses will be a growth driver over the next several years, due to our strong portfolio of specialty contact lenses and the market’s rapid conversion to contact lenses made of silicone hydrogel materials. In the specialty business, our SofLens Toric lens, a planned replacement lens for people with astigmatism, and our SofLens Multi-Focal lens for people with presbyopia, are leading products in their categories worldwide. In 2005, we introduced in the United States and Europe Nike MAXSIGHT sport-tinted contact lenses, specialty lenses designed to aid visual performance in athletic settings. In Japan, we launched Medalist II, a two-week disposable spherical (or non-specialty) lens, and a redesigned version of Medalist One Day daily disposable contact lenses in 2006; and Medalist Multi-Focal contact lenses in the fourth quarter of 2006.
Silicone hydrogel contact lenses are becoming an increasingly larger portion of the overall market. Based on syndicated data and internal estimates, we believe that approximately 40 percent of new fit and refit prescriptions for spherical contact lenses in the United States in the fourth quarter of 2005 were for silicone hydrogel contact lenses, about double the rate in the prior year period. In 2005, we reintroduced our PureVision line of silicone hydrogel contact lenses into the U.S. market and further expanded the geographic reach of PureVision Toric contact lenses in Europe and Asia. In 2006, we introduced PureVision Multi-Focal, the first presbyopia correcting lens made of this new generation of materials. We also received approval to market the PureVision line in Japan, and anticipate a commercial launch in 2007.
Our future development efforts in contact lenses will concentrate on new silicone hydrogel offerings featuring novel materials, surface treatments and optical design characteristics.

Lens Care Our lens care portfolio includes multipurpose solutions, cleaning and conditioning solutions for RGP lenses, re-wetting drops and saline solutions. We are a global leader in market share for lens care products, which we market through our own sales force and distributors to licensed eye care professionals, health product retailers, independent pharmacies, drug stores, food stores and mass merchandisers. Our strategy is to outpace market trends and increase our share through continued leadership in the multipurpose segment, the only growing category in the overall lens care market. Prior to the May 2006 withdrawal of ReNu with MoistureLoc solution (MoistureLoc), our flagship brand, ReNu, had the leading market position in this segment in the United States. Subsequent to the withdrawal, we lost about 10 market share points in the United States, placing us behind Alcon, Inc. in the multipurpose segment of the market. We are currently executing brand rebuilding initiatives to recoup some of that lost market share. Our Boston brand of products for RGP lens care holds a commanding market share worldwide. Major competitors in the lens care category include Advanced Medical Optics, Inc. (AMO); Alcon, Inc.; and CIBA.

Net sales of lens care products constituted 22 percent of our total revenues in fiscal year 2005, with sales flat from the prior year, and included the impact of the launch of ReNu MultiPlus in Japan, where it is among the most technologically advanced lens care products on the market. In 2005, the global market exhibited no growth to low-single digit declines. Our reported sales include the impact of our recalling MoistureLoc following an increase in reported fungal infections among contact lens wearers in the United States and certain Asian markets. In accordance with GAAP, we recorded certain items associated with the recall in our 2005 financial results. The charges related to: customer returns; consumer rebates; returned products; disposal and write-off of inventory; and costs associated with the notification to customers and consumers required in market withdrawal instances. The adjustments were recorded as third-quarter events, because that is the earliest reporting period for which we have not filed quarterly financial results on Form 10-Q. See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 8. Financial Statements and Supplementary Data under Note 23 — Subsequent Event of this Annual Report on Form 10-K.

Pharmaceuticals Our pharmaceuticals product category includes generic and branded prescription ophthalmic pharmaceuticals, ocular vitamins and over-the-counter (OTC) medications. Pharmaceutical products are marketed by our sales force and distributed through wholesalers, independent pharmacies, drug stores, food stores, mass merchandisers and hospitals. Our key pharmaceutical trademarks are Bausch & Lomb, Alrex, Indocollyre, Liposic, Lotemax, Moisten, Mioclear, Ocuvite, PreserVision, Retisert and Zylet. The ophthalmic pharmaceuticals market is significantly fragmented. Major competitors include Alcon, Inc.; Allergan, Inc.; Merck & Co., Inc.; Novartis AG; Pfizer Inc.; and Santen Incorporated.
Net sales of pharmaceuticals products comprised 25 percent of consolidated revenues in fiscal year 2005, representing growth of 11 percent in a market we estimate to be growing in the mid-to-upper single digits. During the fourth quarter we completed the acquisition of Freda, which accounted for approximately four-percentage points of our reported growth.
Our longer-term strategy in pharmaceuticals is to build a pipeline and launch new proprietary prescription drugs, but that takes time, considering the development, regulatory review and approval process. Nearer term, we are focused on growing the consumer health portion of the business by launching new OTC eye care products, expanding the geographic availability of existing products, and developing and launching new entries in our nutritionals portfolio.
Until recently, our nutritionals business has been aimed toward a specific ocular condition — age-related macular degeneration (AMD), with our PreserVision line of ocular vitamins. Scientific literature suggests that nutritional products can be used to improve or even prevent a variety of other conditions. In 2004, we launched in Europe a nutritional product containing Omega-3 and Omega-6 fatty acids, naturally occurring substances found in fish oils and certain plants. Studies have linked higher intake of fatty acids with a reduction in symptoms of dry eye. We have also identified other potential formulations, and expect to launch a proprietary nutritional formulation for diabetics as early as 2007. A nutritional formulation for people over age 50 was launched in 2006. By the end of 2007, our portfolio of nutritionals products should contain products that target not only general eye health, AMD, diabetes and dry eye; but also other ocular conditions.
Elsewhere in our OTC portfolio, we expect to introduce a long-lasting dry eye product later in 2007. In 2006, we repositioned our lines of general eye care products under the Bausch & Lomb Advanced Eye Relief sub-brand. We are also working on ways to deliver products in a preservative-free multi-dose system to fulfill doctors’ desire for safer, gentler preservative-free products and consumers’ preferences for the convenience of bottled drops over single-use vials.
Turning to prescription pharmaceuticals, in 2005 in the United States we launched Zylet, a combination anti-inflammatory/anti-infective product containing loteprednol etabonate and tobramycin, and Retisert, our drug delivery implant to treat posterior segment uveitis.

Cataract and Vitreoretinal Surgery Cataract surgery is one of the most commonly performed surgical procedures. Our cataract and vitreoretinal offerings include a broad line of intraocular lenses (IOLs) as well as the Millennium and Stellaris lines of phacoemulsification equipment. (Phacoemulsification is the procedure by which the patient's natural lens is extracted during cataract surgery.) We also sell disposable surgical packs and instruments that are used during the procedure. Our cataract and vitreoretinal surgery products and equipment are marketed by our sales force and through distributors to ophthalmic surgeons, hospitals and ambulatory surgery centers. We believe we have developed substantial professional recognition for our products marketed under the Bausch & Lomb, Akreos, AMVISC, Millennium, SofPort and Storz trademarks. We are the third largest manufacturer of cataract and vitreoretinal products. Major competitors in the category include AMO and Alcon, Inc.

Cataract and vitreoretinal net sales increased 6 percent and comprised 16 percent of our fiscal 2005 revenues. The overall cataract and vitreoretinal market is estimated to be growing in the mid-single digits. Our goal in the cataract and vitreoretinal category is to improve our market share position.
In 2005, we introduced an advanced optics version of our successful Akreos acrylic IOL in markets outside the United States and globally introduced the Easy-Load Lens Delivery System for our SofPort Advanced Optics (AO) silicone IOL. In 2006, we enhanced our SofPort line of IOLs with the introduction of technology that blocks harmful violet light. We also launched in certain markets outside the United States a new acrylic IOL on our Akreos platform that can be inserted through an incision of less than two millimeters — 33 percent smaller than most incisions today. In 2007, we expect to bring our newest Akreos Advance Optics (AO) lens into the large U.S. market. Beyond IOLs, our new phacoemulsification platform, Stellaris, was recently cleared for sale in the United States by the Food and Drug Administration. We expect to launch Stellaris in the first half of 2007. Designed specifically from customer input and feedback, it incorporates ergonomic improvements and better fluidics to facilitate faster turnaround between surgeries. It is also capable of performing cataract surgery using incisions smaller than two millimeters. Finally, we are pursuing surgical solutions for presbyopic correction, targeting our development and external partnering efforts on products designed to allow the eye to focus at all distances.

Refractive Surgery Products in this category include lasers, microkeratomes, diagnostic equipment and other products used in the LASIK (Laser in-situ Keratomileusis) surgical procedure. Our refractive surgery products are marketed by our sales force and through distributors to ophthalmic surgeons, hospitals and ambulatory surgery centers. We believe we have developed substantial professional recognition of our refractive surgery products and equipment marketed under the Hansatome, Technolas and Zyoptix trademarks. We are the second largest manufacturer of refractive surgery products. Major competitors include Alcon, Inc.; AMO; Intralase Corp.; and Moria S.A.
Net sales of refractive surgery products accounted for 6 percent of our 2005 revenues and declined 8 percent from 2004.
Our strategy is to improve our market share of LASIK and other refractive surgical procedures in the United States and to increase the number of custom LASIK procedures in markets outside the United States, which will increase our annuity stream of revenues from procedural fees and microkeratome blades. This would have the added benefit of increasing profitability, as annuity products generally carry higher operating margins than capital equipment. Our Hansatome and Zyoptix XP microkeratomes, the precision cutting tools to create the corneal flap, are the most widely used microkeratomes today. We also manufacture and market the disposable blades that are replaced after each LASIK procedure. The Zyoptix XP microkeratome was launched in 2005 along with networked service solutions for our laser, which allow us to remotely monitor product performance and alert our service team to perform preventive maintenance before a problem occurs. In 2006, we launched enhancements to the algorithms used in our Zyoptix personalized LASIK procedure which will improve procedure efficiency, ease of use, clinical outcome and predictability, and in 2007 we plan to make available an Epi-LASIK option for our Zyoptix microkeratomes.

Suppliers and Customers We purchase the materials and components for each of our product categories from a wide variety of suppliers. We believe that the loss of any one supplier would not adversely affect our business to a significant extent.
Our five product categories have different customer bases, from local drug stores to hospital chains to independent practitioners and group purchasing and other managed care organizations. No material part of our business, taken as a whole, is dependent upon a single or a few customers.

Patents and Licenses We actively pursue technology development and acquisition as a means to enhance our competitive position. In the aggregate our patents are of material importance to our business taken as a whole and no single patent or patent license or group of patent licenses relating to any particular product or process is material to any segment or to the business as a whole, except for our license agreement with CIBA Vision AG related to the sale of our PureVision contact lens products.

Trademarks The trademarks of Bausch & Lomb Incorporated and its subsidiary companies are italicized throughout this report and include: Akreos, Alrex, AMVISC, Bausch & Lomb, Bausch & Lomb Advanced Eye Relief, Boston, Easy-Load, Hansatome, Indocollyre, Liposic, Lotemax, Medalist, Millennium, Mioclear, Moisten, MoistureLoc, Ocuvite, PreserVision, PureVision, ReNu, ReNu MultiPlus, Retisert, SofLens, SofLens59, SofPort, Storz, Technolas, Zylet and Zyoptix. All other brands or product names are trademarks of their respective owners.

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

Research and Development Research and development constitutes an important part of our activities. Research and development expenditures included in continuing operations totaled $177 in 2005, $163 in 2004 and $150 in 2003. To ensure we have a robust pipeline of new products to support future growth initiatives, we intend to continue to increase our level of spending for research and development activities.

Government Regulation Our products are subject to regulation by governmental authorities in the United States and other markets. These authorities, including the Food and Drug Administration (FDA) in the United States, generally require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacturing of products, as well as product labeling and marketing. In most cases, significant resources must be spent to bring a new product to market in compliance with these regulations. The regulation of pharmaceutical products and medical devices, both in the United States and in other markets, has historically been subject to change. Delays in the regulatory approval process may result in delays in coming to market with new products and extra costs to satisfy regulatory requirements.

Environment Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances into the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. While we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on our capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 2005 and are not anticipated to be material in 2006.

Employee Relations As of December 31, 2005, we employed approximately 13,700 people throughout the world, including approximately 3,800 in the United States. In general, we believe our employee relations to be very good. Less than five percent of our U.S. employees (mainly in our surgical products manufacturing facilities) are represented by unions.

(d) Financial Information about Foreign and Domestic Operations

Information as to sales and long-lived assets attributable to U.S. and non-U.S. geographic regions is set forth under the section entitled Geographic Region in Item 8. Financial Statements and Supplementary Data under Note 5 — Business Segment and Geographic Information of this Annual Report on Form 10-K and is incorporated herein by reference.

(e) Available Information

Our internet address is http://www.bausch.com. Our filings with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge on our web site as soon as reasonably practicable after we electronically file or furnish the material to the SEC. The public may read or copy any materials we file or furnish with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports we file or furnish electronically with them at http://www.sec.gov. Additionally, our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charters of the Executive, Audit, Compensation and Nominating and Governance Committees of our Board of Directors are available at http://www.bausch.com/en_US/corporate/ir/general/board_members.aspx. This information is also available in print to any shareholder requesting it.

Item 1A.  Risk Factors

The business, prospects and value of the Company are subject to a number of risk factors, which are identified in this filing and have been identified by us in a number of our filings with the SEC, including our Form 12b-25, filed August 8, 2006, and Form 8-K, filed on September 20, 2006.

(a) Risks Related to Our Business and Industry

The markets for our eye care products are intensely competitive and new medical and technological developments may reduce the need for our products. The eye care industry is characterized by continuous product development. Our success and future growth depend, in part, on our ability to develop products which are more effective in treating conditions of the eye or that incorporate the latest technologies. In addition, we must be able to manufacture and effectively market those products and convince a sufficient number of consumers and eye care practitioners to use them. Our existing products face the risk of obsolescence if a new product is introduced by one of our competitors or if we announce a new product that, in either case, represents a substantial improvement over our existing products. Similarly, if we fail to make sufficient investments in research and development programs or if we focus on technologies that do not lead to more effective or acceptable products, our current and planned products may not be accepted in the marketplace or could be surpassed by more effective or advanced products. Conversely, products and new technologies that we develop or that are developed by our competitors may reduce the need for our other existing and future products.
We have numerous competitors in the United States and abroad, including, among others, Alcon, Inc.; Allergan, Inc.; AMO; The Cooper Companies, Inc.; Intralase Corp.; Merck & Co., Inc.; Moria S.A.; Novartis AG; Pfizer Inc.; Santen Incorporated; STAAR Surgical Company; and Vistakon, Inc. (a Johnson & Johnson subsidiary). These competitors may develop technologies and products that are more effective or less costly than any of our current or future products or that could render our products obsolete or noncompetitive. Some of these competitors have substantially more resources and a greater marketing scale than we do. In addition, the medical technology and device industry continues to experience consolidation, resulting in an increasing number of larger and more diversified companies. Among other things, some of these companies can spread their research and development costs over much broader revenue bases and have more resources to influence customer and distributor buying decisions. In addition, some of our competitors may enter into markets in which they do not currently compete with us, such as the announcement of Johnson & Johnson's potential entry into the contact lens solutions business. Our inability to produce and develop products that compete effectively against our competitors' products, or to effectively advertise, promote and market our products against competitors' offerings, could have a material adverse effect on our business.

Resources devoted to research and development may not yield new products that achieve commercial success. We devote substantial resources to research and development. We recently expanded our research and development facilities in Rochester, New York. However, the research and development process is expensive, prolonged and entails considerable uncertainty, especially for companies in the eye care industry. Because of the complexities and uncertainties associated with ophthalmic research and development in particular, and healthcare related research and development in general, products we are currently developing, or that we develop in the future, may not complete the development process or obtain the regulatory approvals required for us to market such products successfully.

Market acceptance of our products requires, in many cases, that users of our products obtain adequate reimbursement from third-party payers. Managed care organizations and governments continue to place increased emphasis on the delivery of more cost-effective medical therapies. For example, major third-party payers for hospital services, including government insurance plans, Medicare and Medicaid in the United States, and private health care insurers, have substantially revised their payment methodologies during the last few years, resulting in stricter standards for reimbursement of hospital and outpatient charges for some medical procedures, including cataract procedures and intraocular lenses. Managed care organizations restrict the pharmaceutical products that doctors in those organizations can prescribe through the use of formularies (the lists of drugs which physicians are permitted to prescribe to patients in a managed care organization). Failure of our pharmaceutical products to be included on formularies could have an adverse effect on our revenues and profits. This cost-cutting emphasis could adversely affect sales and prices of our products. Physicians, hospitals and other health care providers may be reluctant to purchase our products if they do not receive substantial reimbursement for the cost of our pharmaceutical and surgical products and for procedures performed using our surgical medical device products from third-party payers. Reductions in the prices for our products in response to these trends could reduce our profits.

Federal, state and non-U.S. laws pertaining to healthcare fraud and abuse could materially adversely affect our business and results of operations. Certain of our businesses are subject to various federal, state and non-U.S. laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in government healthcare programs, including, in the United States, Medicare, Medicaid, Veterans Administration health programs and TRICARE. Such laws and regulations are complex and far-reaching in nature, and, as a result, there can be no assurance that we would not be required in the future to further alter one or more of our practices to be in compliance with these laws. Any violations of these laws or regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation, administrative or judicial interpretation, which renders our practices noncompliant, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

Healthcare initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us. Government and private sector initiatives to manage healthcare costs, including price regulation and competitive pricing, are continuing in many countries and regions where we do business, including the United States and Europe. Federal and state programs that reimburse at typically predetermined fixed rates, interpretations of policy and governmental funding restrictions, and legislative proposals restricting payment increases to hospitals and other providers through reimbursement systems, may all decrease or otherwise limit amounts available through reimbursement. We are not able to predict whether new legislation or changes to existing legislation will take effect, whether other changes will be made in the rates prescribed by these governmental programs or, if they are made, what effect that they could have on our business. However, approved governmental rate changes could have a material adverse effect on us, including our prospects for future sales of our products.

Economic conditions and price competition may cause sales of our products used in elective surgical procedures to decline and reduce our profitability. Sales of products used in elective surgical procedures, such as laser refractive surgery, have been and may continue to be adversely impacted by economic conditions. Generally, the costs of elective surgical procedures are borne by individuals without reimbursement from their medical insurance providers or government programs. Accordingly, individuals may be less willing to incur the costs of these procedures in weak or uncertain economic conditions and there may be a decline in the number of these procedures. Sales of our laser refractive surgical equipment and disposable products used in laser refractive surgery have come under pressure during periods of economic uncertainty. A softening in demand for laser refractive surgery could impact us by reducing our profits if customers with whom we have placed laser refractive surgical equipment are unable to make required payments to us.

If we fail to maintain our relationships with healthcare providers, including ophthalmologists, optometrists, opticians, hospitals, ambulatory surgical centers, corporate optometry chains and group purchasing organizations, customers may not buy our products and our revenue and profitability may decline. We market our products to numerous healthcare providers, including eye care professionals, public and private hospitals, ambulatory surgical centers, corporate optometry chains and group purchasing organizations. We have developed and strive to maintain close relationships with members of each of these groups who assist in product research and development and advise us on how to satisfy the full range of surgeon and patient needs. We rely on these groups to recommend our products to their patients and to other members of their organizations. The failure of our existing products and any new products we may introduce to retain the support of these various groups could have a material adverse effect on our business, financial condition and results of operations.

The majority of our business is conducted outside the United States, subjecting us to additional business risks, including increased costs, market and currency fluctuations, business interruption and changing demands, all of which may result in fluctuations and declines in our sales and profits. Our products are sold in more than 100 countries. We have approximately 13,700 employees in more than 50 countries and more than half of our revenues in 2005 came from customers outside the United States. The results of operations and the financial position of our local operations are generally reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk. In 2005, our most significant currency exposures were to the euro and the Japanese yen. The exchange rates between these and other local currencies and the U.S. dollar may fluctuate substantially. In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our revenues are received. Fluctuations in the value of the U.S. dollar against other currencies have had in the past, and may have in the future, an adverse effect on our operating margins and profitability. Economic, social and political conditions, laws, practices and local customs vary widely among the countries in which we sell our products. Our operations outside the United States are subject to a number of risks and potential costs, including lower product margins, less stringent protection of intellectual property and economic, political and social uncertainty in countries in which we operate, especially in emerging markets. Our continued success as a global company depends, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole.
Our international operations are, and will continue to be, subject to a number of further risks and potential costs, including:

•	unexpected changes in foreign regulatory requirements;
•	differing local product preferences and product requirements;
•	political and economic instability;
•	changes in foreign medical reimbursement and coverage policies and programs;
•	diminished protection of intellectual property in some countries outside the United States;
•	trade protection measures and import or export licensing requirements;
•	potential tax costs associated with repatriating cash from our non-U.S. subsidiaries;
•	difficulty in staffing and managing foreign operations;
•	differing labor regulations; and
•	potentially negative consequences from changes in tax laws.

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations.

If we were to experience an interruption of our manufacturing operations, our business, financial condition and operating results would be materially harmed. Any prolonged disruption in the operation of our manufacturing facilities or those of our third party manufacturers, whether due to technical, labor or other difficulties, contamination, destruction of or damage to any facility or other reasons, could materially harm our business, financial condition and operating results. In 2006, the FDA completed a regulatory inspection of our Greenville, South Carolina facility and concluded that the facility was non-compliant in a number of areas. We have informed the FDA of our efforts to remedy many of the noted deficiencies, but our inability to address the FDA's concerns with the Greenville facility, or the concerns of any regulatory agency with any of our facilities, could have an adverse impact on our performance, financial condition or operating results.

We rely on independent suppliers for raw materials and we could experience inventory shortages if we were required to use an alternative supplier on short notice. We rely on independent suppliers for key raw materials, consisting primarily of various chemicals and packaging materials. We generally use raw materials available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. A disruption in the supply of certain raw materials could disrupt production of certain of our products thereby adversely impacting our ability to market and sell such products and our ability to compete.

If we fail to attract, hire and retain qualified personnel, we may not be able to design, develop, market or sell our products or successfully manage our business. Our ability to attract new customers, retain existing customers and pursue our strategic objectives depends on the continued services of our current management, sales, product development and technical personnel and our ability to identify, attract, train and retain similar personnel. Competition for top management personnel generally, and within the health care industry specifically, is intense and we may not be able to recruit and retain the personnel we need. The loss of any one of our management personnel, or our inability to identify, attract, retain and integrate additional qualified management personnel, could make it difficult for us to manage our business successfully and pursue our strategic objectives.
Similarly, competition for skilled sales, product development and technical personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of the services of any key sales, product development and technical personnel, or our inability to hire new personnel with the requisite skills, could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively.
We may not be able to hire or retain qualified personnel if we are unable to offer competitive salaries and benefits, or if our stock does not perform well.

(b) Risks Related to Our Financial Condition

Our indebtedness could adversely affect our financial health. We have now and expect to continue to have indebtedness that could:

•	increase our vulnerability to general adverse economic and industry conditions;
•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage if any of our competitors have less debt;
•	limit our ability to borrow additional funds; and
•
make it more difficult for us to satisfy our obligations with respect to our debt, including our obligation to repay amounts borrowed under our credit facilities or repurchase outstanding public debentures under certain circumstances.

Our credit facilities contain representations, warranties and covenants which if breached could lead to an event of default and could, thereby, accelerate payment of our debt. In addition, our credit facilities contain financial and other restrictive covenants that could limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.
We have obtained waivers under certain of our bank facilities and with respect to our public debt. Primarily, these waivers are related to our inability to file timely periodic reports with the SEC. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 8. Financial Statements and Supplementary Data under Note 11 — Debt of this Annual Report on Form 10-K. The bank waivers have been extended until April 30, 2007; but public debt waivers expired on January 31, 2007. In early February, we expect to complete a pending consent solicitation extending the public debt waivers to April 30, 2007.

We are vulnerable to interest rate risk with respect to our debt. We are subject to interest rate risk in connection with the issuance of debt. In order to maintain our desired mix of fixed-rate and variable-rate debt, we may from time to time use interest rate swap agreements and exchange fixed-rate and variable-rate interest payment obligations over the lives of the arrangements, without exchange of the underlying principal amounts. We may not be successful in structuring such swap agreements to effectively manage our risks, which could adversely affect our business, earnings and financial condition.

The market price of our Common stock has been volatile and may continue to be volatile, and the value of any investment may decline. We have experienced and may continue to experience market volatility that has caused and may cause wide fluctuations in the price of our Common stock, which is listed on the New York Stock Exchange (NYSE). The market price may fluctuate in response to many factors including:

•	our business performance and financial results;
•	changes in our markets;
•	pending and threatened litigation against us;
•	the recall of MoistureLoc from the market;
•	our restatement of financial statements for prior periods;
•	the Audit Committee's and/or other Company investigations; and
•	our assessment of our internal control over financial reporting.

We incur substantial costs with respect to pension benefits and providing healthcare for our employees. Our estimates of liabilities and expenses for pensions and other post-retirement healthcare benefits require the use of assumptions. They include the rate used to discount the future estimated liability, the rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). Actual results may differ which may have a material adverse effect on future results of operations, liquidity or shareholders’ equity. In addition, rising healthcare and retirement benefit costs in the United States may put us under significant cost pressure as compared to our competitors, if they can provide the benefits at lower costs.

Changes in accounting may affect our reported earnings and operating income. Generally accepted accounting principles and accompanying pronouncements, implementation guidelines and interpretations for many aspects of our business, such as revenue recognition, accounting for financial instruments, treatment of goodwill or amortizable intangible assets, and accounting for income taxes are highly complex and involve judgments. Changes in these rules, their interpretation, or changes in our products or business could significantly change our reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations.

Catastrophic events may disrupt our business. We have operations and facilities which sell and distribute our products in many parts of the world. Natural events (such as a hurricane or major earthquake), terrorist attack or other catastrophic events could cause delays in developing, manufacturing or selling our products. Such events that occur in major markets where we sell our products could reduce the need for our products in those areas and, as a result impact our sales into those markets. In either case, any such disruption could have a material adverse effect on our business.

Acquisitions and joint ventures may have an adverse effect on our business. We expect to continue making acquisitions or entering into joint ventures as part of our long-term business strategy. For example, in 2005 we acquired a 70-percent controlling interest in Freda in order to gain additional access to markets in China. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or write-offs of other intangible assets and goodwill, which could have a material adverse effect upon our business, financial condition and results of operations. Risks we could face with respect to acquisitions include, among others:

•
difficulties in the integration of the operations, technologies, products and personnel of the acquired company and establishment of appropriate accounting controls and reporting procedures and other regulatory compliance procedures;

•	risks of entering markets in which we have no or limited prior experience;
•	potential loss of employees;
•	an inability to identify and consummate future acquisitions on favorable terms or at all;
•	diversion of management’s attention away from other business concerns;
•	expenses of any unknown or potential liabilities of the acquired company;
•	expenses, including restructuring expenses, to shut-down our own locations and/or terminate our employees;
•	dilution of earnings per share; and
•	risks inherent in accounting allocations and consequences thereof.

We are in the process of upgrading certain of our management information systems and we cannot ensure that there will not be associated excessive costs or disruption of our business. We have implemented a global management information system at several of our locations and are in the process of implementing that system for most of our businesses worldwide. Many other companies have had significant problems with computer system implementations of this nature and scope. We are using a controlled project plan, and we believe we have assigned adequate staffing and other resources to the project to ensure its successful implementation. However, we cannot provide assurance that the design will meet our current and future business needs or that it will operate as designed. We are heavily dependent on such computer systems, and any failure or delay in the system implementation would cause a substantial interruption to our business, additional expense and loss of sales, customers and profits.

The spending to address the MoistureLoc recall, our investigations and consent solicitations and bank waiver matters could negatively affect our financial performance. Our announced recall of MoistureLoc will result in lost revenues and expenses associated with taking product returns and rebuilding the lens care and non-lens care brands, and has resulted in and may continue to result in market share loss in the lens care category and, potentially, the non-lens care categories. See MoistureLoc risk factors in subsection (d) Risks Related to Regulatory Matters. In addition, we anticipate that higher than normal spending in several areas associated with recent events will negatively impact financial performance. These include, without limitation, (1) higher selling, administrative and general expenses which reflect recall and legal expenses associated with the MoistureLoc situation and pending product liability and shareholder lawsuits, increased marketing expense to support brand rebuilding activities, and professional fees associated with the independent investigations and expanded year-end audit procedures, and (2) higher net financing expenses, which include the consent and waiver fees associated with the consent solicitation and tender offer we completed on June 2, 2006, the consent solicitation completed on September 28, 2006, the consent solicitation we expect to complete in early February 2007 and the several bank waivers obtained in November 2005 and February, May, August and December 2006, and January 2007.
Lens care is the most profitable of our five product categories, and a significant portion of our lens care sales have historically been generated in the United States. As a result, it is anticipated that (1) our U.S. operations will be unprofitable in 2006 and likely beyond, and (2) that no tax benefit will be recorded on U.S. operations as a result of the determination of the need for a valuation allowance that was recorded in 2005 on deferred tax assets (as reported in our Current Report on Form 8-K dated August 7, 2006).
Our 2006 cash flow from operating activities has been negatively impacted by the outflows associated with the MoistureLoc recall, as well as the cost of the investigations and brand rebuilding expenditures. We anticipate that 2006 operating cash flows will be essentially offset by capital expenditures, reflecting costs associated with completing the installation of manufacturing equipment for PureVision contact lenses and expanding our main R&D facility in Rochester, New York.

We have made certain assumptions and could experience other risks concerning our financial performance. Our financial performance could be adversely impacted if any of our assumptions are incorrect or if we actually experience any of the risks concerning our financial performance that we have identified. Additional specific assumptions and risk factors that could or will impact full year 2007 performance include (1) as it relates to marketing and selling of our products, no significant changes in the competitive landscape; return of our ReNu MultiPlus and ReNu MPS contact lens care products to the Singapore and Hong Kong markets; success of brand rebuilding initiatives, with particular emphasis on Asia, given direct and collateral product line impacts of the MoistureLoc withdrawal in these markets; successful and timely introduction of new products, particularly in our cataract business and in the geographic expansion of contact lens products; lack of further negative price impact from changes in government pricing and reimbursement of our products, including with respect to pharmaceuticals products in Europe; and (2) as it relates to expenses of the business, historical normal expense and spending rates, with moderate increases in actual expenses over prior years; no unusual expense items related to impairment or accelerated depreciation of tangible or intangible assets of the Company; no unusual additional severance or other restructuring expenses associated with changes in our business structure; no unusual additional expenses resulting from investigations or additional review procedures with respect to matters other than those presently outstanding; and no significant settlement of, or judgments adverse to us in contested matters.

(c) Risks Related to Litigation, Actions, Claims, Investigations, Internal Control Deficiencies, the Restatement of Our Financial Statements, the Delay in Filing Our Periodic Reports and Intellectual Property

Unfavorable results in pending and future claims and litigation matters as well as the outcome of pending or future investigations could have an adverse impact on us. We have been named as a party in various lawsuits and are aware of the filing of others. We have identified pending material litigation to which we are a party (or to which our current and certain former officers and directors are parties). See Item 3. Legal Proceedings for further discussion. In some cases, certain present and former officers and directors have also been named as parties in the actions. While we intend to vigorously defend ourselves in these actions, we could be required to pay judgments or settlements in connection with these matters and they could otherwise have a material adverse effect on our business, results of operations, financial condition and liquidity.
In addition to pending litigation matters, we may from time to time learn of alleged non-compliance with laws or regulations or other improprieties through compliance hotlines, communications by employees, former employees or other third parties, as a result of our internal audit procedures, or otherwise. As disclosed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of this Annual Report on Form 10-K, in response to such allegations, the Audit Committee conducted certain investigations during 2005 and 2006, which led, among other things, to the restatement of previously reported financial information, and current charges. The restatement, in turn, resulted in our being unable to file timely certain periodic financial information and our obtaining certain waivers from creditors as well as an extension from the NYSE to permit continued trading notwithstanding the delay in filing our 2005 Annual Report on Form 10-K.
The Audit Committee of the Board of Directors is currently investigating the potential U.S. Foreign Corrupt Practices Act implications of our Spanish subsidiary’s providing free product, principally intraocular lenses used in cataract surgery, and other things of value to doctors performing surgical procedures at public hospitals in Spain. This investigation was initiated following reports of potentially improper sales practices by a former employee. The investigation has been voluntarily reported to the Northeast Regional Office of the SEC. We cannot predict the outcome of this pending investigation, and at this time cannot reasonably estimate the potential liability of the Company or its Spanish subsidiary in connection with these matters.
Our policy is to comply with applicable laws and regulations in each jurisdiction in which we operate and, if we become aware of a potential or alleged violation, to conduct an appropriate investigation, to take appropriate remedial action and to cooperate fully with any related governmental inquiry.
We may become parties to, or the subject of, other claims, lawsuits, investigations or inquiries in the future. See Item 3. Legal Proceedings of this Annual Report on Form 10-K.

We may not have sufficient insurance to cover our liability in our pending litigation claims and future claims either due to coverage limits or as a result of insurance carriers seeking to deny coverage of such claims, which in either case could have a material adverse effect on our business and financial condition. We maintain third party insurance coverage against various liability risks, including securities, shareholder derivative, ERISA, and product liability claims, as well as other claims that form the basis of litigation matters pending against us. While we believe these arrangements are an effective way to ensure against liability risks, the potential liabilities associated with the litigation matters pending against us, or that could arise in the future, could exceed the coverage provided by such arrangements. In addition, our insurance carriers have sought or may seek to rescind or deny coverage with respect to completed investigations or pending or future investigations and actions. If we do not have sufficient coverage under our policies, or if the insurance companies are successful in rescinding or denying coverage to us, our business, results of operations and financial condition may be materially adversely affected.

Our potential indemnification obligations and limitations of our director and officer liability insurance could have a material adverse effect on our business, results of operations and financial condition. Certain of our present and former directors, officers and employees are the subject of lawsuits. Under New York law and our bylaws, we may have an obligation to indemnify our current and former directors, officers and employees in relation to completed investigations or pending and/or future investigations and actions. Indemnification payments that we make may have a material adverse effect on our business, results of operations and financial condition to the extent insurance does not cover our costs. The insurance carriers that provide our directors’ and officers’ liability policies have sought or may seek to rescind or deny coverage with respect to those completed investigations or pending and future investigations and actions, or we may not have sufficient coverage under such policies. If the insurance companies are successful in rescinding or denying coverage to us and/or some of our current directors, officers and employees, or if we do not have sufficient coverage under our policies, our business, results of operations and financial condition may be materially adversely affected.

Our potential liability relating to a Notice of Final Partnership Administrative Adjustment from the Internal Revenue Service could have a material adverse effect on our financial results. On May 12, 2006, we received a Notice of Final Partnership Administrative Adjustment from the Internal Revenue Service relating to partnership tax periods ended June 4, 1999 and December 25, 1999, for Wilmington Partners L.P. (Wilmington), a partnership formed in 1993 in which the majority of partnership interests are held by certain of our subsidiaries. The Final Partnership Administrative Adjustment (FPAA) proposes adjustments increasing the ordinary income reported by Wilmington for its December 25, 1999 tax year by a total of $10, and increasing a long-term capital gain reported by Wilmington for that tax year by $190. The FPAA also proposes a $550 negative adjustment to Wilmington's basis in a financial asset contributed to it by one of its partners in 1993; this adjustment would also affect the basis of that partner — one of our subsidiaries — in its partnership interest in Wilmington. The asserted adjustments could, if sustained in full, increase the tax liabilities of the partnership's partners for the associated tax periods by more than $200, plus penalties and interest. We have not made any financial provision for the asserted additional taxes, penalties or interest as we believe the asserted adjustments are not probable and estimable.
Since 1999, our consolidated financial statements have included a deferred tax liability relating to the partnership. As of December 31, 2005, this deferred tax liability equaled $157. This deferred tax liability is currently reducing net deferred tax assets for which a valuation allowance has been recorded as of December 31, 2005.
On August 7, 2006, we made a petition to the U.S. Tax Court to challenge the asserted adjustments. Internal Revenue Service's answer was filed on October 4, 2006, and we initiated a motion to strike portions of the answer on November 1, 2006. We believe we have numerous substantive and procedural tax law arguments to dispute the adjustments. Tax, penalties and interest cannot be assessed until a Tax Court determination is made, and an assessment, if any, would likely not be made until some time after 2007. While we intend to vigorously defend against the asserted adjustments, our failure to succeed in such a defense could significantly increase the liability of the partnership's partners for taxes, plus interest and penalties, which in turn would have a material adverse effect on our financial results and cash flows.

Management has identified a number of material weaknesses in our internal control over financial reporting. Effective internal control over financial reporting is necessary for compliance with the Sarbanes-Oxley Act of 2002 and appropriate financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. As disclosed in this Annual Report on Form 10-K, management’s assessment of our internal control over financial reporting identified material weaknesses in various areas as discussed in Item 9A. Controls and Procedures which resulted in the restatement of the Company's 2004, 2003, 2002 and 2001 annual consolidated financial statements and all quarterly periods of 2004 and the first two quarters of 2005. The impact of restatement adjustments identified relating to fiscal years prior to 2003 decreased beginning retained earnings for that year, by $23 net of tax. Several material weaknesses were remediated in 2006 (see Item 9A. Controls and Procedures of this Annual Report on Form 10-K) and we are working to remediate the others as soon as practicable. While the Company has not completed its 2006 internal control evaluation, it is expected that the Company will report one or more material weaknesses in internal control over financial reporting for 2006 when it files its Annual Report on Form 10-K for the year ended December 30, 2006. Delay in the implementation of remedial actions could affect the accuracy or timing of future filings with the SEC and other regulatory authorities.

We may face risks related to the recent restatement of our financial statements. The Company restated its consolidated financial statements, as more fully discussed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement to the consolidated financial statements included in this Annual Report on Form 10-K. The Company restated its consolidated balance sheet, its consolidated statements of income, of changes in shareholders' equity and of cash flows as of December 25, 2004 and for the fiscal years 2003 and 2004. In addition, the Company restated selected financial data as of 2003, 2002 and 2001 and for fiscal years 2002 and 2001. See Item 8. Financial Statements and Supplementary Data under Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of this Annual Report on Form 10-K and beginning shareholders' equity for the impact of the restatement for periods prior to 2001. The impact of the restated financial results for the first and second quarterly periods of 2005 and the quarterly periods of 2004 are also presented in Item 8. Financial Statements and Supplementary Data under Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of this Annual Report on Form 10-K.
Companies that restate their financial statements sometimes face litigation claims, some of which we have already been made aware, and/or SEC proceedings following such a restatement. We could face monetary judgments, penalties or other sanctions which could adversely affect our financial condition and could cause our stock price to decline. See further discussion in Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 8. Financial Statements and Supplementary Data under Note 21 — Other Matters of this Annual Report on Form 10-K.

We expect to continue to incur significant expenses related to our internal control over financial reporting and the preparation of our financial statements. We have devoted substantial internal and external resources to the completion of the restatement and our financial statements for the year ended December 31, 2005. As a result of these efforts, along with efforts to complete our assessment of internal control over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have incurred and expect that we will continue to incur significant incremental fees and expenses for additional auditor services, financial and other consulting services, legal services and debt related waiver fees. While we do not expect fees and expenses relating to the preparation of our financial results in 2007 and future years to be as high as 2005 and 2006, we expect that these fees and expenses will remain significantly higher than historical fees and expenses in this category for the next several quarters. These expenses, as well as the substantial time devoted by our management towards addressing these weaknesses, could have a material adverse effect on our financial condition, results of operations and cash flows.

We have postponed the filing of this Annual Report and of our Quarterly Reports on Form 10-Q for the quarters ended September 24, 2005, April 1, 2006, July 1, 2006 and September 30, 2006. As a result, we do not have current financial information available and will be limited in our ability to register our securities for offer and sale until we are deemed a current filer with the SEC. As a result, there is a lack of current publicly available financial information concerning the Company. Investors must evaluate whether to purchase or sell our securities in light of the lack of current financial information. We are not in a position to predict at what date current financial information will be available. Accordingly, any investment in our securities involves a high degree of risk. Until current periodic reports and financial statements are filed, we will be precluded from registering our securities with the SEC for offer and sale. This precludes us from raising debt or equity financing in the public markets and will limit our ability to use stock options and other equity-based awards to attract, retain and provide incentives to our employees.

As a result of the delays in filing our periodic reports, we required certain waivers in connection with the delivery of financial statements and related matters under financing arrangements for our public and bank debt. We may require additional waivers in the future, and failure to obtain the necessary waivers could have a material adverse effect on our business, liquidity and financial condition. We have previously obtained certain waivers and may continue to seek additional waivers under our indenture or bank loan agreements. The waivers waive certain potential breaches of representations and covenants under our indenture or bank loan agreements and establish the extended deadlines for the delivery of certain financial reports. Our current waivers under the bank loan agreements expire on April 30, 2007. The waivers applicable to our indenture expired January 31, 2007. In early February, we expect to complete the consent solicitations extending the deadline for expiration of waivers related to our indenture until April 30, 2007. Due to the delays in completing this annual report, we have not been able to issue our 2006 quarterly financial statements within this extended date, which may impact whether we are able to file our 2006 Report on Form 10-K within the extended period, and therefore, we may seek additional waivers under the indenture and the bank loan agreements. It is also uncertain as to whether we can issue our 2007 quarterly financial statements within the deadlines prescribed by the indenture and bank loan agreements.
Under our indenture and certain of our bank loan agreements, the trustee or lenders have the right to notify us if they believe we have breached a representation or covenant under the operative debt instruments and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure such events of default or obtain necessary waivers. If we do not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. Moreover, defaults under our indenture and bank loan agreements could trigger cross-default provisions under those and other arrangements. There can be no assurance that any additional waivers will be received on a timely basis, if at all, or that any waivers obtained, including the waivers we have already obtained, will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business operations. The failure to obtain such waivers could have a material adverse effect on our business, liquidity and financial condition.

The delay in filing this Annual Report on Form 10-K with the SEC and any failure to satisfy other NYSE listing requirements could cause the NYSE to commence suspension or delisting procedures with respect to our common stock. As a result of the delay in filing this Annual Report on Form 10-K, we were in breach of certain continued listing requirements of the NYSE. We had received from the NYSE an additional period in which to trade our securities until March 1, 2007 in order for us to file this Annual Report on Form 10-K before that date. Any other failure to satisfy NYSE listing requirements, if not waived by the NYSE, could cause the NYSE to commence suspension or delisting procedures with respect to our common stock. The commencement of any suspension or delisting procedures by the NYSE remains, at all times, at the discretion of the NYSE and would be publicly announced by the NYSE. The delisting of our common stock from the NYSE may have a material adverse effect on us by, among other things, limiting:

•	the liquidity of our common stock;
•	the market price of our common stock;
•	the number of institutional and other investors that will consider investing in our common stock;
•	the availability of information concerning the trading prices and volume of our common stock;
•	the number of broker-dealers willing to execute trades in shares of our common stock; and
•	our ability to obtain equity financing for the continuation of our operations.

We depend on proprietary technologies, and may not be able to protect our intellectual property rights adequately. We rely on a combination of contractual provisions, confidentiality procedures and patent, trademark, copyright and trade secrecy laws to protect the proprietary aspects of our technology. These legal measures afford limited protection and may not prevent our competitors from gaining access to our intellectual property and proprietary information. Any of our patents may be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot ensure that any pending patent application held by us will result in an issued patent, or that if patents are issued to us, such patents will provide meaningful protection against competitors or competitive technologies. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense, may reduce our profits and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products infringe their intellectual property rights. Any litigation or claims against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;
•	obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and
•
redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do so.

We may license technology from third parties as part of our efforts to develop new products or improve existing products. There can be no assurance that technology, compounds, concepts or other materials that we license will allow us to develop new products or make improvements to existing products, or will result in products available for commercial sale. The failure of licensing arrangements to create new products or make improvements could have a material adverse effect on our business.

Our products could be subject to claims of infringement. Our competitors and others in both the United States and foreign countries, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our existing and planned products. Claims that our products infringe the proprietary rights of others often are not asserted until after commencement of commercial sales incorporating our technology.
Significant litigation regarding intellectual property rights exists in our industry. Third parties have made, and it is possible that they will make in the future, claims of infringement against us or our contract manufacturers in connection with their use of our technology. Any claims, even those without merit, could:

•	be expensive and time consuming to defend;
•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;
•	require us to redesign or reengineer our products, if feasible;
•	divert management’s attention and resources; or
•	require us to enter into royalty or licensing agreements in order to obtain the right to use a necessary product, component or process.

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or our contract manufacturers in connection with the use of our technology, in particular if we are unable to manufacture or sell any of our planned products in any major market, could adversely affect our business.

(d) Risks Related to Regulatory Matters

We are subject to extensive government regulation that increases our costs and could prevent us from selling our products. The research, development, testing, manufacturing and marketing of our products are subject to extensive governmental regulations. Government regulations include inspection of and controls over testing and manufacturing; safety and environmental controls; efficacy; labeling; advertising and promotion; requirements for record keeping, including for various electronic records and electronic signature programs; and regulation of the sale and distribution of pharmaceutical and medical device products and samples. We are also subject to government regulation with respect to the prices we charge and the rebates we offer to customers. Government regulation substantially increases the cost of developing, manufacturing and selling our products.
In the United States, we must obtain approval from the FDA for each pharmaceutical product that we market and FDA approval or clearance for each medical device that we market. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed outside the United States are also subject to government regulation, which may be equally or more demanding than in the United States. Our new products could take a significantly longer time than we expect to gain regulatory approval or may never gain approval. If a regulatory authority delays approval of a potentially significant product, our market value and operating results may decline, which could have a material adverse effect on our business, operations or financial condition. Even if the FDA or another regulatory agency approves a product, the approval may limit its indicated uses, may otherwise limit our ability to promote, sell and distribute it or may require post-marketing studies.
Currently, we are actively pursuing approval for a number of products from regulatory authorities in a number of countries, including, among others, the United States, countries in the European Union and certain countries in Asia. The clinical trials required to obtain such approvals are complex and expensive and their outcomes are uncertain. We incur substantial expense for, and devote significant time to, clinical trials, yet cannot be certain that the trials will ever result in the commercial sale of a product. Positive results from preclinical studies and early clinical trials do not ensure positive results in later clinical trials that form the basis of an application for regulatory approval. We may suffer significant setbacks in clinical trials, even after earlier clinical trials show promising results. Any of our products may produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a pharmaceutical or medical device candidate or rescind its regulatory approval, even after the product is in the market. We, the FDA or another regulatory authority may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks. Non-compliance with applicable regulatory requirements can result in fines, injunctions, penalties, mandatory recalls or seizures, suspensions of production, denial or withdrawal of pre-marketing approvals, or recommendations by the regulatory body against governmental contracts and criminal prosecution, each of which could have a material adverse effect on our business, operations or financial condition.
The FDA and other regulatory agencies also inspect facilities at which we manufacture our products. Failure to meet FDA and other regulations could result in penalties being assessed against us or, in extreme cases, result in the closure of a facility. For example, the FDA recently cited our Greenville, South Carolina facility, where we manufacture lens care products, for a number of non-compliant issues. While we have mechanisms in place to monitor compliance, we cannot ensure that the FDA or other regulatory agencies will not find indications of non-compliance. Fines or other enforcement responses could have a material adverse effect on our business, operations or financial condition.
Our development and marketing of products may fail or be delayed by many factors relative to the requirements for product approval, including, for example, the following:

•	inability to attract clinical investigators for trials;
•	inability to recruit patients at the expected rate;
•	failure of the trials to demonstrate a product's safety or efficacy;
•	unavailability of FDA or other regulatory agencies' accelerated approval processes;
•	inability to follow patients adequately after treatment;
•	changes in the design or formulation of a product;
•	inability to manufacture sufficient quantities of materials to use for clinical trials;
•	unforeseen governmental or regulatory delays;
•	failure of manufacturing facilities to meet regulatory requirements; or
•	failure of clinical trial management, oversight or implementation to meet regulatory requirements.

Any such failure or delay, or the impact of a failure or delay, could have a material adverse effect on our business, operations or financial condition.

We have undertaken, and may in the future implement, a product recall or voluntary market withdrawal, or could be required by a governmental authority to do so, and could be exposed to significant product liability claims; we may have to pay significant amounts to those harmed and may suffer from adverse publicity as a result. The manufacturing and marketing of pharmaceuticals, medical devices and surgical equipment and instruments involve an inherent risk that our products may prove to be defective and cause a health risk. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. In the past, we have recalled products, such as our MoistureLoc product, voluntarily and we have been required to withdraw products by regulatory authorities and, based on this experience, believe that the occurrence of a recall could result in significant costs to us, potential disruptions in the supply of our products to our customers and adverse publicity, all of which could harm our ability to market our products. A recall of one of our products or a product manufactured by another manufacturer could impair sales of other similar products we market as a result of confusion concerning the scope of the recall. In the event of such actions, we have worked actively with regulatory authorities to coordinate our response and to ensure the health and safety of our customers. We currently rely on a combination of self-insurance and third-party insurance to cover potential product liability exposure. The combination of our insurance coverage, cash flows and reserves may not be adequate to satisfy product liabilities we may incur in the future. Even meritless claims could subject us to adverse publicity, hinder us from securing insurance coverage in the future and require us to incur significant legal fees. Successful product liability claims could have a material adverse effect on our financial condition.

Our worldwide voluntary withdrawal of our ReNu with MoistureLoc product has had an adverse effect on our business, which could continue longer than previously estimated, even permanently. On May 15, 2006, we announced a worldwide voluntary recall of MoistureLoc lens care solution. Our decision was made following an investigation into an increase in fungal infections among contact lens wearers in the United States and certain Asian markets. We have incurred and can be expected to incur substantial costs in connection with the withdrawal of this product, associated investigations, and commercial actions and related legal actions brought against us. Our financial condition has been and will be negatively affected by the impact of sales returns and coupon redemptions estimated with the MoistureLoc recall. Lost MoistureLoc revenues combined with lower revenues for other lens care products, reflecting market share losses caused by trade consumer uncertainty resulting from our investigations into the outbreak of fungal infections among contact lens wearers and subsequent market withdrawal of MoistureLoc, will have an impact on our financial condition. There has been, to date, and could continue to be a negative effect on our non-lens care product categories, primarily in Asia, as a result of the MoistureLoc recall. There can be no assurances that these impacts will not continue in the future. While we intend to vigorously defend ourselves in these actions, as a result of this withdrawal, we have been, and may be in the future, named as a party to claims, lawsuits and other actions that could result in liability exposure, including liability exposure as to which the Company's third party product liability insurance is inadequate, insufficient or unavailable, as highlighted in further detail elsewhere in this report, including in this Item 1A. Risk Factors of this report. Any judgments, settlements or awards of damages could have an adverse effect on our business, earnings and financial condition. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8. Financial Statements and Supplementary Data under Note 21 — Other Matters of this Annual Report on Form 10-K.

Our activities involve hazardous materials and emissions and may subject us to environmental liability. Our manufacturing, research and development practices involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations in the various jurisdictions in which we have operations governing the use, manufacturing, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety and environmental procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We may also be liable for actions of previous owners on properties we acquire. Remedial environmental actions could require us to incur substantial unexpected costs which would materially and adversely affect our results of operations. If we were involved in a major environmental accident or found to be in substantial non-compliance with applicable environmental laws, we could be held liable for damages or penalized with fines.

We may incur increased costs or suffer competitive disadvantage as a result of recently enacted and proposed changes in laws and regulations. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules implemented or proposed by the SEC and by the NYSE, have resulted in and are expected to continue to result in increased costs to us as a public company. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We own and lease a number of important principal physical properties. Our headquarters and one of our manufacturing facilities are located in Rochester, New York. We also have U.S.-based manufacturing facilities in Clearwater, Florida; Greenville, South Carolina; St. Louis, Missouri; and Tampa, Florida. Outside the United States, we have manufacturing facilities in Brazil, China, France, Germany, India, Ireland, Italy and Scotland.
Administrative, marketing, research/laboratory, distribution and warehousing facilities are located in various parts of the world.
We consider our facilities suitable and adequate for the operations involved. All facilities are being productively utilized. The majority of our facilities are being utilized to perform more than one operating function and, as such, may house the functions of multiple segments.

Item 3.  Legal Proceedings

Legal Matters The Company is involved as a party in a number of material matters in litigation, including general litigation related to the restatement of the Company's financial information and the MoistureLoc withdrawal, material intellectual property litigation, and material tax litigation. The Company intends to vigorously defend itself in all of these matters. At this time, the Company is unable to predict the outcome of, and cannot reasonably estimate the impact of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations, and matters concerning other allegations of other improprieties. The Company has not made any financial provision for potential liability in connection with these matters.

Shareholder Securities Class Actions There is a consolidated securities class action, entitled In re Bausch & Lomb Incorporated Securities Litigation, Case Nos. 06-cv-6294 (master file), 06-cv-6295, 06-cv-6296, and 06-cv-6300, pending in Federal District Court for the Western District of New York, Rochester Division, against the Company and certain present and former officers and directors. Initially, four separate shareholder actions were filed between March and May of 2006 in Federal District Court for the Southern District of New York, and these were later transferred to the Western District of New York and consolidated into the above-captioned matter. Plaintiffs in these actions purport to represent a putative class of shareholders who purchased Company stock at allegedly artificially inflated levels between January 27, 2005 and May 3, 2006. Among other things, plaintiffs allege that the defendants issued materially false and misleading public statements regarding the Company's financial condition and operations by failing to disclose negative information relating to the Company's Brazilian and Korean subsidiaries, internal controls, and problems with MoistureLoc, thereby inflating the price of Company stock during the alleged class period. Plaintiffs seek unspecified damages. The cases are currently awaiting appointment of lead plaintiff and lead plaintiff's counsel in accordance with the Private Securities Litigation Reform Act. Pursuant to a stipulated schedule ordered by the Court, the lead plaintiff appointed by the Court must file a consolidated amended complaint by the earlier of (a) 45 days after the Company files its Annual Report on Form 10-K for the year ended December 31, 2005, or (b) 90 days after entry of the Court's order appointing the lead plaintiff, provided, however, that, at a minimum, the lead plaintiff will have 45 days after entry of the Court's order appointing the lead plaintiff to file such consolidated amended complaint.

ERISA-Based Class Actions There is a consolidated ERISA class action, entitled In re Bausch & Lomb Incorporated ERISA Litigation, Case Nos. 06-cv-6297 (master file), 06-cv-6315, and 06-cv-6348, pending in the Federal District Court for the Western District of New York, Rochester Division, against the Company and certain present and former officers and directors. Initially, three separate actions were filed between April and May of 2006 in Federal District Court for the Southern District of New York, and these were later transferred to the Western District of New York and consolidated into the above-captioned matter. Plaintiffs in these actions purport to represent a class of participants in the Company's defined contribution 401(k) Plan for whose individual accounts the plan held an interest in Company stock between May 25, 2000 and the present. Among other things, plaintiffs allege that the defendants breached their fiduciary duties to plan participants by allowing the plan to invest in Company Common stock despite the fact that it was allegedly artificially inflated due to the failure to disclose negative information relating to the Company's Brazilian and Korean subsidiaries, internal controls, and problems with MoistureLoc. Plaintiffs seek unspecified damages as well as certain declaratory and injunctive relief. On August 28, 2006, the Court entered an order appointing co-lead plaintiffs and co-lead plaintiffs' counsel. Pursuant to a stipulated schedule ordered by the Court, plaintiffs in the consolidated ERISA action will have until 10 days after a consolidated amended complaint is filed in the consolidated securities action described above, to file a consolidated amended complaint.

Shareholder Derivative Actions The shareholder derivative actions, in which a shareholder seeks to assert the rights of the Company derivatively against certain present and former officers and directors, fall into two categories: (a) those asserting allegations relating to accounting issues at the Company's Brazilian and Korean subsidiaries; and (b) those asserting allegations relating to the MoistureLoc withdrawal.
There is a consolidated derivative action asserting allegations relating to accounting issues at the Company's Brazilian and Korean subsidiaries, entitled In re Bausch & Lomb Incorporated Derivative Litigation, Case Nos. 06-cv-6298 (master file) and 06-cv-6299, pending in Federal District Court for the Western District of New York, Rochester Division, against certain present and former officers and directors of the Company, and also naming the Company as nominal defendant. Initially, two separate derivative actions were filed in April 2006 in Federal District Court for the Southern District of New York, and were later transferred to the Western District of New York and consolidated. Among other things, plaintiffs allege that the individual defendants breached their fiduciary duties to the Company by causing or allowing the Company to issue materially false and misleading public statements regarding the Company's financial condition and operations that failed to disclose negative information about the Company's Brazilian and Korean subsidiaries and internal controls, thereby inflating the price of Company stock during the relevant time period. Plaintiffs purport to allege damage to the Company as a result of, among other things, a decrease in the Company's market capitalization, exposure to liability in securities fraud actions, and the costs of internal investigations and financial restatements. Plaintiffs seek unspecified damages as well as certain declaratory and injunctive relief, including for misappropriation of inside information for personal benefit by certain of the individual defendants. Pursuant to a stipulated schedule ordered by the Court, plaintiffs in this consolidated derivative action will have until 30 days after a consolidated amended complaint is filed in the consolidated securities action described above, to file a consolidated amended complaint.

On January 3, 2006, the Company received a demand letter dated December 28, 2005, from a law firm not involved in the now consolidated derivative actions described above, on behalf of a shareholder who also is not involved in the derivative actions, demanding that the Board of Directors bring claims on behalf of the Company based on allegations substantially similar to those that were later alleged in the two derivative actions relating to accounting issues at the Brazilian and Korean subsidiaries. In response to the demand letter, the Board of Directors adopted a board resolution establishing an Evaluation Committee (made up of independent directors) to investigate, review and analyze the facts and circumstances surrounding the allegations made in the demand letter, but reserving to the full Board authority and discretion to exercise its business judgment in respect of the proper disposition of the demand. The Committee has engaged independent outside counsel to advise it.
There are also two purported derivative actions asserting allegations relating to the MoistureLoc withdrawal. The first case, entitled Little v. Zarrella, Case No. 06-cv-6337, was filed in June 2006 in the Federal District Court for the Southern District of New York and was transferred to the Western District of New York, Rochester Division, where it is currently pending against certain directors of the Company, and also naming the Company as nominal defendant. The second case, entitled Pinchuck v. Zarrella, Case No. 06-6377, was filed in June 2006 in the Supreme Court of the State of New York, County of Monroe, where it is currently pending against the directors of the Company, and also naming the Company as nominal defendant. Among other things, plaintiffs in these actions allege that the individual defendants breached their fiduciary duties to the Company in connection with the Company's handling of the MoistureLoc withdrawal. Plaintiffs purport to allege damage to the Company as a result of, among other things, costs of litigating product liability and personal injury lawsuits, costs of the product recall, costs of carrying out internal investigations, and the loss of goodwill and reputation. Plaintiffs seek unspecified damages as well as certain declaratory and injunctive relief.
Pursuant to a stipulated schedule ordered by the Court, plaintiff in the state-court Pinchuck action served an amended complaint on September 15, 2006 and defendants served a motion to dismiss the amended complaint on November 15, 2006; plaintiff's opposition to the motion was served on January 15, 2007, and defendants' reply is due February 15, 2007. Pursuant to a stipulated schedule ordered by the Court in the federal Little action, plaintiff in that case will have until 60 days after a ruling on a motion to dismiss in the consolidated securities action is entered or, if no such motion is filed, 60 days after defendants' answer to a consolidated amended complaint in the consolidated securities action is filed, to file an amended complaint.

Product Liability Lawsuits As of February 1, 2007, the Company has been served or is aware that it has been named as a defendant in approximately 196 product liability lawsuits pending in various federal and state courts as well as certain other non-U.S. jurisdictions. Of the 196 cases, 117 actions have been filed in U.S. federal courts, 77 cases have been filed in various U.S. state courts and two actions have been filed in non-U.S. jurisdictions. These also include 170 individual actions filed on behalf of individuals who claim they suffered personal injury as a result of using a ReNu solution and 26 putative class actions alleging personal injury as a result of using a ReNu solution and/or violations of one or more state consumer protection statutes. In the personal injury actions, plaintiffs allege liability based on, among other things, negligence, strict product liability, failure to warn and breach of warranty. In the consumer protection actions, plaintiffs seek economic damages, claiming that they were misled to purchase products that were not as safe as advertised. Several lawsuits contain a combination of these allegations. On August 14, 2006, the Judicial Panel on Multidistrict Litigation (JPML) created a coordinated proceeding and transferred an initial set of MoistureLoc product liability lawsuits to the U.S. District Court for the District of South Carolina. The Company has advised the JPML of all federal cases available for transfer and has urged the issuance of conditional transfer orders. As of February 1, 2007, 104 of the 117 federal cases noted above have been transferred to the JPML.

Material Intellectual Property Litigation In October 2005, Rembrandt Vision Technologies, L.P. filed a patent infringement lawsuit against the Company and CIBA Vision Corporation. The action is entitled, Rembrandt Vision Technology, L.P. v. Bausch & Lomb Incorporated and CIBA Vision Corporation, bearing case number 2:05 CV 491, and is pending in the U.S. District Court for the Eastern District of Texas (Marshall Division). Rembrandt asserts that the Company and CIBA have infringed certain of Rembrandt’s oxygen permeability and tear-wettability technology that it claims to be protected by a U.S. Patent No. 5,712,327 entitled “Soft Gas Permeable Lens Having Improved Clinical Performance” (the 327 Patent). Rembrandt claims that the Company infringes the 327 Patent by selling soft gas permeable contact lenses that have tear-wettable surfaces in the United States, which would include the Company’s PureVision silicone hydrogel lens products. The Company denies, and intends to vigorously defend itself against, Rembrandt’s claims. The court has issued a scheduling order and has set a trial date of November 5, 2007.

Material Tax Litigation As disclosed in Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes of this Annual Report on Form 10-K, on May 12, 2006, the Company received a Notice of Final Partnership Administrative Adjustment from the Internal Revenue Service relating to partnership tax periods ended June 4, 1999 and December 25, 1999, for Wilmington Partners L.P. (Wilmington), a partnership formed in 1993 in which the majority of partnership interests are held by certain of our subsidiaries. The Final Partnership Administrative Adjustment (FPAA) proposes adjustments increasing the ordinary income reported by Wilmington for its December 25, 1999 tax year by a total of $10, and increasing a long-term capital gain reported by Wilmington for that tax year by $190. The FPAA also proposes a $550 negative adjustment to Wilmington's basis in a financial asset contributed to it by one of its partners in 1993; this adjustment would also affect the basis of that partner — one of our subsidiaries — in its partnership interest in Wilmington. The asserted adjustments could, if sustained in full, increase the tax liabilities of the partnership's partners for the associated tax periods by more than $200, plus penalties and interest. We have not made any financial provision for the asserted additional taxes, penalties or interest as we believe the asserted adjustments are not probable and estimable.
Since 1999, the Company's consolidated financial statements have included a deferred tax liability relating to the partnership. As of December 31, 2005, this deferred tax liability equaled $157. This deferred tax liability is currently reducing net deferred tax assets for which a valuation allowance has been recorded as of December 31, 2005.
On August 7, 2006, we made a petition to the U.S. Tax Court to challenge the asserted adjustments. Internal Revenue Service's answer was filed on October 4, 2006, and we initiated a motion to strike portions of the answer on November 1, 2006. We believe we have numerous substantive and procedural tax law arguments to dispute the adjustments. Tax, penalties and interest cannot be assessed until a Tax Court determination is made, and an assessment, if any, would likely not be made until some time after 2007. While we intend to vigorously defend against the asserted adjustments, our failure to succeed in such a defense could significantly increase the liability of the partnership's partners for taxes, plus interest and penalties, which in turn would have a material adverse effect on our financial results and cash flows.

General Litigation Statement From time to time, the Company is engaged in, or is the subject of, various lawsuits, claims, investigations and proceedings, including product liability, patent, trademark, commercial and other matters, in the ordinary course of business.
In addition to pending litigation matters, the Company may from time to time learn of alleged non-compliance with laws or regulations or other improprieties through compliance hotlines, communications by employees, former employees or other third parties, as a result of its internal audit procedures, or otherwise. As disclosed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of this Annual Report on Form 10-K, in response to such allegations, the Company's Audit Committee conducted certain investigations during 2005 and 2006, which led, among other things, to the restatement of previously reported financial information and the recording of current charges. The restatement, in turn, resulted in the Company's being unable to file timely certain periodic financial information and the Company's obtaining certain waivers from creditors, as well as an extension from the NYSE to permit continued trading notwithstanding the delay in filing the Company's 2005 Annual Report on Form 10-K.
The Audit Committee of the Board of Directors is currently investigating the potential U.S. Foreign Corrupt Practices Act implications of the Company’s Spanish subsidiary’s providing free product, principally intraocular lenses used in cataract surgery, and other things of value to doctors performing surgical procedures at public hospitals in Spain. This investigation was initiated following reports of potentially improper sales practices by a former employee. The investigation of the Company’s Spanish subsidiary has been voluntarily reported to the Northeast Regional Office of the SEC. We cannot predict the outcome of this pending investigation, and at this time cannot reasonably estimate the potential liability of the Company or its Spanish subsidiary in connection with these matters.
The Company’s policy is to comply with applicable laws and regulations in each jurisdiction in which it operates and, if the Company becomes aware of a potential or alleged violation, to conduct an appropriate investigation, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. There can be no assurance that any pending or future investigation or resulting remedial action will not have a material adverse financial, operational or other effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant Set forth below are the names, ages (as of December 1, 2006), positions and offices held by and a brief account of the business experience during the past five years of each executive officer.

Name and Age	Position

Ronald L. Zarrella (57)	Chairman and Chief Executive Officer since 2001; Executive Vice President and President, General Motors North America, General Motors Corporation (1998-2001).

Gerhard Bauer (50)	Senior Vice President, Global Operations and Engineering since May 2006; Vice President, Global Operations and Engineering for Europe (2001-May 2006).

Alan H. Farnsworth (54)	Senior Vice President and President, Europe, Middle East and Africa Region since 2001; Corporate Vice President, Pharmaceuticals/Europe (2000-2001).

Dwain L. Hahs (54)	Senior Vice President and President Asia Region since May 2006; Senior Vice President, Global Operations and Engineering (2000-2006).

Paul G. Howes (52) [1]
Senior Vice President and President, Americas Region (2003-2007); Vice President, Mid-Atlantic Business Group, Merck & Co., Inc. (2000-2003); Vice President Sales and Marketing, Specialty Products, Merck & Co., Inc. (1998-2001).

John M. Loughlin (56) [2]	Senior Vice President since May 2006; Senior Vice President and President Asia Region (2000-2006).

Stephen C. McCluski (54)	Senior Vice President and Chief Financial Officer since 1995.

David R. Nachbar (44)	Senior Vice President, Human Resources since 2002; Senior Vice President, Human Resources, The St. Paul Companies, Inc. (1998-2002).

Robert B. Stiles (57)	Senior Vice President and General Counsel since 1997.

Praveen Tyle (46)
Senior Vice President, Research & Development and Chief Scientific Officer since 2004; Group Vice President, Pharmaceutical Sciences and Manufacturing, Biovail Corporation (2003-2004); Vice President, Global Head, Global Pharmaceutical Sciences, Pharmacia Corporation (2001-2003); Vice President, Pharmaceutical Sciences - U.S., Pharmacia Corporation (1999-2001).

Evon L. Jones (42)
Corporate Vice President and Chief Information Officer since January 2005; Senior Vice President and Chief Information Officer, The Dial Corporation (2001-2004); Senior Vice President and Chief Information Officer, America West Holdings Corporation (1998-2001).

Barbara M. Kelley (60)	Corporate Vice President, Communications and Investor Relations since 2001.

Jurij Z. Kushner (56)	Corporate Vice President, Controller since 1995.

Brian Levy (55)	Corporate Vice President and Chief Medical Officer since 2004; Vice President, Clinical & Medical Affairs (2000-2004).

Angela J. Panzarella (48)	Corporate Vice President, Global Vision Care since 2001.

Gary M. Phillips (40)
Corporate Vice President and Vice President Commercial Operations, U.S. Surgical and Pharmaceuticals since January 2007; Corporate Vice President, Global Pharmaceuticals (2002-2006); Executive Director, Strategic Planning, Novartis Pharmaceuticals (2000-2002).

Efrain Rivera (50)
Corporate Vice President and Treasurer since 2004; Corporate Vice President and Assistant Treasurer (2003-2004); Leave of Absence (2003); Corporate Vice President and President, Latin America and Canada (2002-2003); President, Bausch & Lomb Latin America and General Manager, Bausch & Lomb Mexico (2001-2002); Vice President and Controller, Vision Care (1998-2001).

Henry C. Tung (47)	Corporate Vice President, Global Surgical since February 2005; Vice President, New Business Development, Boston Scientific Corporation (2000-February 2005).

1 As announced in our Current Report on Form 8-K, filed January 5, 2007, Paul G. Howes intends to resign from the Company.
2 As announced in April 2006, John M. Loughlin is retiring from the Company.

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

Part II

Item 5. Market for Bausch & Lomb Incorporated's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

The section entitled Dividends as set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K is incorporated herein by reference.
The table entitled Quarterly Stock Prices as set forth in Item 8. Financial Statements and Supplementary Data under Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of this Annual Report on Form 10-K is incorporated herein by reference.

Equity Compensation Plan Information The following table represents options and restricted shares outstanding under the 1990 and 2001 Stock Incentive Plans, the 2003 Long-Term Incentive Plan and the Annual Retainer Stock Plan for Non-Employee Directors as of December 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Options
Equity compensation plans approved by shareholders	5,375,970 [1]	$50.77	6,313,107 [1]

Equity compensation plans not approved by shareholders	448,267 [2]	$40.28	- [2]

Total Options	5,824,237	$49.96	6,313,107

Restricted Stock Awards
Equity compensation plans approved by shareholders	566,268 [3]		-

Equity compensation plans not approved by shareholders	- [2]		-

Total Restricted Stock Awards	566,268		-

[1]
Represents awards issued under the 1990 Stock Incentive Plan and the 2003 Long-Term Incentive Plan. Shares remaining available for issuance consist of 6,243,287 from the 2003 Plan of which no more than 1,619,205 shares may be issued as grants other than options and SARs and 69,820 shares under the Annual Retainer Stock Plan for Non-Employee Directors. There are no shares available under the 1990 Stock Incentive Plan.

[2]
The 2001 Stock Incentive Plan was approved by the Board of Directors on January 22, 2001. The Plan provides for an annual pool of shares for grant of options and restricted shares equal to two percent of outstanding shares. Eligible participants include all employees but not officers or directors. Options granted under the Plan have an option price equal to 100 percent of the fair market value of the stock on the date of grant and a term of ten years. The options typically vest ratably over three years and restricted shares typically vest 50 percent after two years and 50 percent after three years with vesting contingent upon a continued employment relationship with the Company. Effective January 1, 2003, the Board amended this Plan to allow for no further awards under this Plan.

[3]
Included in this number are performance share awards that were granted under the 1990 Stock Incentive Plan which upon achievement of performance goals may be distributed immediately or deferred under the Restricted Stock Deferred Compensation Plan as elected by the participant. At December 31, 2005, 278,057 shares had been deferred and will be paid out in shares based on the election made by the participant.

Issuer purchases of equity securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs [2,3]	Maximum Number of Shares that May Yet Be Purchased Under the Programs [2,3]
September 25, 2005 - October 22, 2005	1,040	$78.38	-	2,219,838
October 23, 2005 - November 19, 2005	4,674	$79.86	2,830	2,217,008
November 20, 2005 - December 31, 2005	10,067	$79.10	4,707	2,212,301
Total	15,781	$79.28	7,537	2,212,301

[1]
Shares purchased during the fourth quarter ended December 31, 2005 include purchases pursuant to a publicly announced repurchase program (see footnote 2 below), stock compensation plans and deferred compensation plans.

[2]
On January 27, 2004, the Board of Directors authorized a program to repurchase up to two million shares of the Company's outstanding Common stock. There is no expiration date for this program. During the fourth quarter ended December 31, 2005, 7,537 shares were repurchased at an average price of $80.70. Shares repurchased after November 2005 were through private transactions with the rabbi trust for the Company's Deferred Compensation Plan.

[3]
On July 26, 2005, the Board of Directors approved the purchase of up to an additional two million shares of the Company's outstanding Common stock. There is no expiration date for this program, and since its approval no shares have been repurchased.

Item 6.  Selected Financial Data

The table entitled Selected Financial Data as set forth in Item 8. Financial Statements and Supplementary Data under Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of this Annual Report on Form 10-K is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the accompanying financial statements of Bausch & Lomb Incorporated (“Bausch & Lomb,” “we,” or “the Company”). All dollar amounts in this MD&A, except for per share data, are expressed in millions unless specified otherwise, and earnings per share are presented on a diluted basis.
The MD&A includes a non-GAAP constant-currency measure which we use as a key performance metric in assessing organic business growth trends. Constant-currency results are calculated by translating actual current- and prior-year local currency revenues and expenses at the same predetermined exchange rates. The translated results are then used to determine year-over-year percentage increases or decreases that exclude the impact of currency. Since a significant portion of our revenues are derived in markets outside the United States, we monitor constant-currency performance for Bausch & Lomb in total as well as for each of our business segments. In addition, we use constant-currency results to assess non-U.S. operations' performance against yearly targets for the purpose of calculating bonuses for certain regional employees.
All figures and comparisons in this MD&A reflect restatements of our financial results from 2001 through the second quarter of 2005 that are more fully described in the Recent Developments section below and in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of this Annual Report on Form 10-K. The cumulative impact of restatement adjustments increased prior-2001 net earnings by $34.
As more fully described in the Recent Developments section and in Item 8. Financial Statements and Supplementary Data under Note 23 — Subsequent Event, of this Annual Report on Form 10-K following the close of fiscal year 2005, but prior to the filing of this Annual Report on Form 10-K, we instituted a worldwide recall of ReNu with MoistureLoc contact lens care solution (MoistureLoc). Certain charges associated with this recall were recorded as part of 2005 operating results, while others will be recorded in 2006. In the discussion of 2005 operating performance which follows, we have quantified the charges, and in some cases have provided certain information about growth rates and operating ratios prior to the recording of the charges. We believe this additional disclosure is useful and relevant because it provides a basis for understanding underlying business performance independent of this unusual situation.

Additionally, during the third quarter of 2005 we disposed of our Woehlk contact lens business in Germany, and in the fourth quarter of 2005 we completed the acquisition of Freda, a Chinese ophthalmic pharmaceuticals company. These events impacted the reported growth rates for our regions and product categories. In certain instances in the discussion of 2005 operating performance which follows, we have disclosed growth rates for the total company, Europe and Asia regions, as well as the contact lens and pharmaceuticals product categories, that are calculated by removing incremental revenues associated with Freda from 2005 and revenues associated with Woehlk from both 2005 and 2004. We believe this additional disclosure is useful and relevant because it provides a basis for understanding and assessing underlying performance of those portions of our business which were fully in place for both periods.

Business Overview

Bausch & Lomb is a global eye health company dedicated to perfecting vision and enhancing life for consumers around the world. We develop, manufacture and sell contact lenses and lens care products, ophthalmic pharmaceuticals and products used in ophthalmic surgery. With products available in more than 100 countries, the Bausch & Lomb name is one of the best known and most respected eye health brands in the world.
Our fiscal quarter consists of 13 weeks, whereby the first and second months of each quarter contain four weeks of results and the third month of each quarter contains five weeks of results. Accordingly, net sales are typically higher in the third month of any given quarter. In addition, the execution of a broad portfolio of our customer incentive programs typically has been higher at the end of each quarter.
We closely monitor and evaluate customer incentives and other customer programs, such as extended credit terms. Should we determine that certain customer programs result in excessive levels of inventory in certain channels of trade (such as retailers, mass merchandisers, wholesalers and distributors) or the risks and rewards have not transferred to the customer, net sales in conjunction with the associated programs would be accounted for as consignment sales. Our revenue recognition policy is further discussed in Item 8. Financial Statements and Supplementary Data under Note 1 — Significant Accounting Policies of this Annual Report on Form 10-K.
We manage the business through five business segments. These include three regional commercial segments (the Americas; Europe, Middle East and Africa [Europe]; and Asia); and two centralized functions (Global Operations & Engineering and Research & Development). The Global Operations & Engineering segment is responsible for manufacturing, distribution, logistics and engineering activities for all product categories in all geographies. The Research & Development segment has global responsibility across all product categories for product research and development, clinical and medical affairs, and regulatory affairs and quality.
Because our products are sold worldwide (with approximately 60 percent of sales derived outside the United States), our reported financial results are impacted by fluctuations in foreign currency exchange rates. At the net sales line, our greatest translation risk exposures are principally to the euro and the Japanese yen. At the earnings level, we are somewhat naturally hedged to the euro because top-line exposures are offset by euro-denominated expenses resulting from manufacturing, research and sales activities in Europe. In general, we do not use financial instruments to hedge translation risk, other than occasionally for the yen. In each of the three years discussed in this MD&A, foreign currency fluctuations have generally provided positive benefits to reported results as compared to constant-currency results, although that trend began to reverse in the second half of 2005.
The eye health market is intensely competitive, characterized by continuous product development, frequent new product introductions and price competition. Our goal is to build upon our already strong presence in this market by:

•	focusing on research and development programs to yield a robust pipeline;
•	expanding the geographic reach of key products, especially in under-penetrated markets;
•	enhancing our organizational capabilities by further implementing disciplined business processes in all areas, particularly sales; and
•
protecting the equity represented by the Bausch & Lomb brand. In the shorter term, this will include activities to rebuild that equity in certain markets where brand image has suffered following the outbreak of fungal infections among contact lens wearers and the MoistureLoc recall.

We expect drivers of sales and earnings growth over the next several years to include:

•	a continued focus on faster growing business segments and the launch of higher-margin new products in each of our product categories;
•	favorable demographic trends, such as the aging of the population and an increase in the incidence of myopia and presbyopia; and
•	opportunities to further implement Lean manufacturing techniques and other cost improvements to enhance margins, particularly for contact lenses and intraocular lenses.

We remain focused on bringing innovations to the market to sustain and improve our leading positions and improve overall profitability. Our success and future growth depend, in part, on whether we can develop, efficiently manufacture and effectively market products for the treatment of eye conditions that incorporate the latest technologies.
We devote substantial resources to research and development (R&D). We currently hold approximately 2,100 patents and have approximately 1,900 pending patent applications. The R&D process is expensive, prolonged and entails considerable uncertainty. Because of the complexities and uncertainties associated with ophthalmic R&D, products currently in development may take years to complete, or may not complete the development process or obtain the regulatory approvals required to market them.
Our ability to maintain operating margins (defined as operating income divided by net sales) may be affected by regulatory actions, particularly for pharmaceutical and surgical products. Further, managed care organizations and governments continue to emphasize the delivery of more cost-effective medical therapies. Many third-party payers for hospital services have substantially revised their payment methodologies in recent years, resulting in stricter standards for reimbursement of hospital and outpatient charges.
To offset these developments, we are intensely focused on improving manufacturing efficiency and controlling costs. We believe the profitability improvement initiatives in place since mid-2002 yielded an infrastructure capable of supporting a much higher revenue base than we have historically experienced. Manufacturing initiatives that incorporate Lean principles and automation have yielded gross margin improvements. Our goal also is to manage selling, administrative and general expenses to help support increased levels of R&D spending. Together, these activities are designed to further increase operating margins in the future.

Recent Developments

Restatement of Financial Information As previously disclosed in our Notification of Late Filings on Form 12b-25 with the Securities and Exchange Commission (SEC) on March 17, 2006, May 11, 2006, August 8, 2006 and November 9, 2006, we were unable to file this Annual Report on Form 10-K on a timely basis due to ongoing independent investigations conducted by the Audit Committee of our Board of Directors; expanded year-end procedures that were not complete; expanded procedures with respect to the accounting for income taxes that were not complete; and continued efforts to complete our assessment of our internal control over financial reporting. Our review and evaluation of internal control over financial reporting concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005. For additional information regarding our assessment of internal controls, see Item 9A. Controls and Procedures of this Annual Report on Form 10-K.
As a result of the Audit Committee’s investigations and the expanded year-end procedures and expanded procedures with respect to the accounting for income taxes, we identified errors made in the application of generally accepted accounting principles (GAAP) that impacted previously reported financial statements. Consequently, management determined that our previously issued consolidated financial statements for fiscal years 2003 and 2004 and our financial information for the years ended 2001 and 2002 (including a cumulative increase to 2001 beginning retained earnings of $34) and the first and second quarters of 2005 should be restated to correct for such errors and departures from GAAP. The restated financial statements contained in this Annual Report on Form 10-K contain a number of adjustments associated with revenue recognition, accounting for reserves, accounting for foreign currency adjustments, accounting for income taxes including income taxes payable, tax reserves, deferred income tax assets and liabilities, related valuation allowances and income tax expense, and the accounting for the Company's Long-Term Deferred Compensation Plan. For further details regarding the Audit Committee investigations and restatement of financial results, see Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement and Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of this Annual Report on Form 10-K.

Market Withdrawal of MoistureLoc On May 15, 2006, we announced a worldwide voluntary recall of MoistureLoc. Our decision was made following an investigation into increased fungal infections among contact lens wearers in the United States and certain Asian markets. The decision represents a subsequent event occurring prior to filing this Annual Report on Form 10-K, but related to product manufactured and sold in 2005. In accordance with GAAP, we have recorded certain items associated with the recall in our 2005 financial results. The adjustments were recorded as third-quarter events, because that is the earliest reporting period for which we have not filed quarterly financial results on a Quarterly Report on Form 10-Q.
The charges associated with the withdrawal reduced full-year 2005 earnings before income taxes and minority interest by $39, net income by $27, and earnings per share by $0.49. Of the pre-tax amount, $17 related to estimated customer returns and consumer rebates and was recorded as a reduction to net sales; $14 related to costs associated with returned product and the disposal and write-off of inventory, which was recorded as cost of products sold; and $8 related to costs associated with the notification to customers and consumers required in market withdrawal instances, which were recorded as selling, administrative and general expense. Charges include $2 for settled, unlitigated, claims; however, we have not recorded any provisions for potential legal actions related to MoistureLoc because we are not able to predict the outcome of such actions, if any (see further discussion in Item 3. Legal Proceedings, and in Item 8. Financial Statements and Supplementary Data under Note 21— Other Matters of this Annual Report on Form 10-K and the discussion in Legal Matters below).
The decision to withdraw the product will negatively impact 2006 financial performance, and likely beyond. In addition to provisions for sales returns and coupon redemptions that we will record in 2006 associated with the MoistureLoc recall (primarily in Europe), performance will be hampered by the impact from lost MoistureLoc revenues; lower revenues for other lens care products, reflecting market share losses caused by trade and consumer uncertainty; negative collateral effect on our non-lens care product categories, primarily in Asia; and higher expenses associated with the recall, legal expenses associated with product liability lawsuits, and increased promotional expense to regain distribution and brand equity in the lens care category. For an additional discussion on the market withdrawal of MoistureLoc lens care solution, see Item 8. Financial Statements and Supplementary Data under Note 23 — Subsequent Event of this Annual Report on Form 10-K.

Legal Matters The Company is involved as a party in a number of material matters in litigation, including general litigation related to the restatement of the Company's financial information and the MoistureLoc withdrawal, material intellectual property litigation, and material tax litigation. The Company intends to vigorously defend itself in all of these matters. At this time, the Company is unable to predict the outcome of, and cannot reasonably estimate the impacts of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations, and matters concerning other allegations of other improprieties. The Company has not made any financial provision for potential liability in connection with these matters.

Shareholder Securities Class Actions There is a consolidated securities class action, entitled In re Bausch & Lomb Incorporated Securities Litigation, Case Nos. 06-cv-6294 (master file), 06-cv-6295, 06-cv-6296, and 06-cv-6300, pending in Federal District Court for the Western District of New York, Rochester Division, against the Company and certain present and former officers and directors. Initially, four separate shareholder actions were filed between March and May of 2006 in Federal District Court for the Southern District of New York, and these were later transferred to the Western District of New York and consolidated into the above-captioned matter. Plaintiffs in these actions purport to represent a putative class of shareholders who purchased Company stock at allegedly artificially inflated levels between January 27, 2005 and May 3, 2006. Among other things, plaintiffs allege that defendants issued materially false and misleading public statements regarding the Company's financial condition and operations by failing to disclose negative information relating to the Company's Brazilian and Korean subsidiaries, internal controls, and problems with MoistureLoc, thereby inflating the price of Company stock during the class period. Plaintiffs seek unspecified damages. The cases are currently awaiting appointment of lead plaintiff and lead plaintiff's counsel in accordance with the Private Securities Litigation Reform Act. Pursuant to a stipulated schedule ordered by the Court, the lead plaintiff appointed by the Court must file a consolidated amended complaint by the earlier of (a) 45 days after the Company files its Annual Report on Form 10-K for the year ended December 31, 2005, or (b) 90 days after entry of the Court's order appointing the lead plaintiff, provided, however, that, at a minimum, the lead plaintiff will have 45 days after entry of the Court's order appointing the lead plaintiff to file such consolidated amended complaint.

ERISA-Based Class Actions There is a consolidated ERISA class action, entitled In re Bausch & Lomb Incorporated ERISA Litigation, Case Nos. 06-cv-6297 (master file), 06-cv-6315, and 06-cv-6348, pending in the Federal District Court for the Western District of New York, Rochester Division, against the Company and certain present and former officers and directors. Initially, three separate actions were filed between April and May of 2006 in Federal District Court for the Southern District of New York, and these were later transferred to the Western District of New York and consolidated into the above-captioned matter. Plaintiffs in these actions purport to represent a class of participants in our 401(k) Plan for whose individual accounts the plan held an interest in Company stock between May 25, 2000 and the present. Among other things, plaintiffs allege that the defendants breached their fiduciary duties to plan participants by allowing the plan to invest in Company Common stock despite the fact that it was allegedly artificially inflated due to the failure to disclose negative information relating to the Company's Brazilian and Korean subsidiaries, internal controls, and problems with MoistureLoc. Plaintiffs seek unspecified damages as well as certain declaratory and injunctive relief. On August 28, 2006, the Court entered an order appointing lead plaintiffs and lead plaintiffs' counsel. Pursuant to a stipulated schedule ordered by the Court, plaintiffs in the consolidated ERISA action will have until 10 days after a consolidated amended complaint is filed in the consolidated securities action described above, to file a consolidated amended complaint.

Shareholder Derivative Actions The shareholder derivative actions, in which a shareholder seeks to assert the rights of the Company derivatively against certain present and former officers and directors, fall into two categories: (a) those asserting allegations relating to accounting issues at the Company's Brazilian and Korean subsidiaries; and (b) those asserting allegations relating to the MoistureLoc withdrawal.
There is a consolidated derivative action asserting allegations relating to accounting issues at the Company's Brazilian and Korean subsidiaries, entitled In re Bausch & Lomb Incorporated Derivative Litigation, Case Nos. 06-cv-6298 (master file) and 06-cv-6299, pending in Federal District Court for the Western District of New York, Rochester Division, against certain present and former officers and directors of the Company, and also naming the Company as nominal defendant. Initially, two separate derivative actions were filed in April 2006 in Federal District Court for the Southern District of New York, and were later transferred to the Western District of New York and consolidated. Among other things, plaintiffs allege that the individual defendants breached their fiduciary duties to the Company by causing or allowing the Company to issue materially false and misleading public statements regarding the Company's financial condition and operations that failed to disclose negative information about the Company's Brazilian and Korean subsidiaries and internal controls, thereby inflating the price of Company stock during the relevant time period. Plaintiffs purport to allege damage to the Company as a result of, among other things, a decrease in the Company's market capitalization, exposure to liability in securities fraud actions, and the costs of internal investigations and financial restatements. Plaintiffs seek unspecified damages as well as certain declaratory and injunctive relief, including for misappropriation of inside information for personal benefit by certain of the individual defendants. Pursuant to a stipulated schedule ordered by the Court, plaintiffs in this consolidated derivative action will have until 30 days after a consolidated amended complaint is filed in the consolidated securities action described above, to file a consolidated amended complaint.
On January 3, 2006, we received a demand letter dated December 28, 2005, from a law firm not involved in the now consolidated derivative actions described above, on behalf of a shareholder who also is not involved in the derivative actions, demanding that the Board of Directors bring claims on behalf of the Company based on allegations substantially similar to those that were later alleged in the two derivative actions relating to accounting issues at our Brazilian and Korean subsidiaries. In response to the demand letter, the Board of Directors adopted a board resolution establishing an Evaluation Committee (made up of independent directors) to investigate, review and analyze the facts and circumstances surrounding the allegations made in the demand letter, but reserving to the full Board authority and discretion to exercise its business judgment in respect of the proper disposition of the demand. The Committee has engaged independent outside counsel to advise it.
There are also two purported derivative actions asserting allegations relating to the MoistureLoc withdrawal. The first case, entitled Little v. Zarrella, Case No. 06-cv-6337, was filed in June 2006 in the Federal District Court for the Southern District of New York and was transferred to the Western District of New York, Rochester Division, where it is currently pending against certain directors of the Company, and also naming the Company as nominal defendant. The second case, entitled Pinchuck v. Zarrella, Case No. 06-6377, was filed in June 2006 in the Supreme Court of the State of New York, County of Monroe, where it is currently pending against the directors of the Company, and also naming the Company as nominal defendant. Among other things, plaintiffs in these actions allege that the individual defendants breached their fiduciary duties to the Company in connection with the Company's handling of the MoistureLoc withdrawal. Plaintiffs purport to allege damage to the Company as a result of, among other things, costs of litigating product liability and personal injury lawsuits, costs of the product recall, costs of carrying out internal investigations, and the loss of goodwill and reputation. Plaintiffs seek unspecified damages as well as certain declaratory and injunctive relief.

Pursuant to a stipulated schedule ordered by the Court, plaintiff in the state-court Pinchuck action served an amended complaint on September 15, 2006 and defendants served a motion to dismiss the amended complaint on November 15, 2006; plaintiff's opposition to the motion was served on January 15, 2007, and defendants' reply is due February 15, 2007. Pursuant to a stipulated schedule ordered by the Court in the federal Little action, plaintiff in that case will have until 60 days after a ruling on a motion to dismiss in the consolidated securities action is entered or, if no such motion is filed, 60 days after defendants' answer to a consolidated amended complaint in the consolidated securities action is filed, to file an amended complaint.

Product Liability Lawsuits As of February 1, 2007, the Company has been served or is aware that it has been named as a defendant in approximately 196 product liability lawsuits pending in various federal and state courts as well as certain other non-U.S. jurisdictions. Of the 196 cases, 117 actions have been filed in U.S. federal courts, 77 cases have been filed in various U.S. state courts and two actions have been filed in non-U.S. jurisdictions. These also include 170 individual actions filed on behalf of individuals who claim they suffered personal injury as a result of using a ReNu solution and 26 putative class actions alleging personal injury as a result of using a ReNu solution and/or violations of one or more state consumer protection statutes. In the personal injury actions, plaintiffs allege liability based on, among other things, negligence, strict product liability, failure to warn and breach of warranty. In the consumer protection actions, plaintiffs seek economic damages, claiming that they were misled to purchase products that were not as safe as advertised. Several lawsuits contain a combination of these allegations. On August 14, 2006, the Judicial Panel on Multidistrict Litigation (JPML) created a coordinated proceeding and transferred an initial set of MoistureLoc product liability lawsuits to the U.S. District Court for the District of South Carolina. The Company has advised the JPML of all federal cases available for transfer and has urged the issuance of conditional transfer orders. As of February 1, 2007, 104 of the 117 federal cases noted above have been transferred to the JPML.

Material Intellectual Property Litigation In October 2005, Rembrandt Vision Technologies, L.P. filed a patent infringement lawsuit against the Company and CIBA Vision Corporation. The action is entitled, Rembrandt Vision Technology, L.P. v. Bausch & Lomb Incorporated and CIBA Vision Corporation, bearing case number 2:05 CV 491, and is pending in the U.S. District Court for the Eastern District of Texas (Marshall Division). Rembrandt asserts that the Company and CIBA have infringed certain of Rembrandt’s oxygen permeability and tear-wettability technology that it claims to be protected by a U.S. Patent No. 5,712,327 entitled “Soft Gas Permeable Lens Having Improved Clinical Performance” (the 327 Patent). Rembrandt claims that the Company infringes the 327 Patent by selling soft gas permeable contact lenses that have tear-wettable surfaces in the United States, which would include the Company’s PureVision silicone hydrogel lens products. The Company denies, and intends to vigorously defend itself against, Rembrandt’s claims. The Court has issued a scheduling order and has set a trial date of November 5, 2007.

Material Tax Litigation As disclosed in Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes of this Annual Report on Form 10-K, on May 12, 2006, the Company received a Notice of Final Partnership Administrative Adjustment from the Internal Revenue Service relating to partnership tax periods ended June 4, 1999 and December 25, 1999, for Wilmington Partners L.P. (Wilmington), a partnership formed in 1993 in which the majority of partnership interests are held by certain of the Company's subsidiaries. The Final Partnership Administrative Adjustment (FPAA) proposes adjustments increasing the ordinary income reported by Wilmington for its December 25, 1999 tax year by a total of $10, and increasing a long-term capital gain reported by Wilmington for that tax year by $190. The FPAA also proposes a $550 negative adjustment to Wilmington's basis in a financial asset contributed to it by one of its partners in 1993; this adjustment would also affect the basis of that partner — one of the Company's subsidiaries — in its partnership interest in Wilmington. The asserted adjustments could, if sustained in full, increase the tax liabilities of the partnership's partners for the associated tax periods by more than $200, plus penalties and interest. The Company has not made any financial provision for the asserted additional taxes, penalties or interest as the Company believes the asserted adjustments are not probable and estimable.
Since 1999, the Company's consolidated financial statements have included a deferred tax liability relating to the partnership. As of December 31, 2005, this deferred tax liability equaled $157. This deferred tax liability is currently reducing net deferred tax assets for which a valuation allowance has been recorded as of December 31, 2005.

On August 7, 2006, the Company made a petition to the U.S. Tax Court to challenge the asserted adjustments. Internal Revenue Service's answer was filed on October 4, 2006, and the Company initiated a motion to strike portions of the answer on November 1, 2006. The Company believes it has numerous substantive and procedural tax law arguments to dispute the adjustments. Tax, penalties and interest cannot be assessed until a Tax Court determination is made, and an assessment, if any, would likely not be made until some time after 2007. While the Company intends to vigorously defend against the asserted adjustments, its failure to succeed in such a defense could significantly increase the liability of the partnership's partner for taxes, plus interest and penalties, which in turn would have a material adverse effect on the Company's financial results and cash flows.

For additional information on these actions, as well as other litigation matters, matters concerning allegations and/or investigations of non-compliance with laws or regulations, and other matters concerning allegations of improprieties, please refer to Item 3. Legal Proceedings and in Item 8. Financial Statements and Supplementary Data under Note 21 — Other Matters of this Annual Report on Form 10-K.

Financial Overview

Reported net income was $19 or $0.35 per share for the year ended December 31, 2005, compared to 2004 net income of $154 or $2.83 per share and 2003 net income of $106 or $1.98 per share. Net income for the year ended December 27, 2003 includes a charge of $1 or $0.02 per share as a cumulative change in accounting principle related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143. A reconciliation of net income and earnings per share to income and earnings per share before cumulative effect of change in accounting principle is presented below:

	2005		2004 (Restated)		2003 (Restated)
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income	$19.2	$0.35	$153.9	$2.83	$106.0	$1.98
Cumulative effect of change in accounting principle, net of taxes, due to adoption of SFAS No. 143	-	-	-	-	0.9	0.02
Income before cumulative effect of change in accounting principle	$19.2	$0.35	$153.9	$2.83	$106.9	$2.00
Average Shares Outstanding - Diluted (000s)		55,684		54,504		53,519

Our results for 2005 and 2003 were impacted by several significant events, summarized below. There were no significant events impacting 2004 results.
The 2005 significant events in the aggregate reduced reported net income by $160 or $2.87 per share. They included:

•
A valuation allowance against deferred income tax assets which reduced reported net income by $149, or $2.67 per share, recorded in the third quarter. The need for the allowance resulted from anticipated losses in early future periods attributed to the U.S. entities to which the deferred tax assets relate and uncertainties surrounding when we will return to U.S. profitability. The expected losses result from, among other things, the costs associated with the MoistureLoc recall and its expected impact on 2006 financial results;

•	Incremental income tax expense of $9, or $0.17 per share, recorded in the third quarter associated with our repatriating foreign earnings under the American Jobs Creation Act of 2004 (AJCA); and
•	Amortization of inventory step-up totaling $2 before taxes ($1 or $0.03 per share after taxes) related to purchase accounting adjustments associated with the 2005 acquisition of Freda.

For a further discussion of the two income tax related items, see the section entitled Income Taxes below and in Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes of this Annual Report on Form 10-K.

The 2003 significant events, excluding the $1 loss on adoption of SFAS No. 143 already reflected in net income, in the aggregate increased reported net income by $0.4 or $0.01 per share. They included:

•
Reversals of severance-related restructuring charges of $6 before taxes ($4 or $0.07 per share after taxes), when certain anticipated termination actions and plant closures did not occur due to increased demand for certain product lines; and

•
R&D expense of $6 before taxes ($4 or $0.06 per share after taxes) recorded in the fourth quarter associated with acquiring an early-stage pharmaceutical technology we had previously been developing with a third-party partner.

Net Sales and Income by Business Segment and Geographic Region

Geographic Net Sales The following table summarizes net sales by geographic region.

	Net Sales	Percent Increase Actual Dollars	Percent Increase Constant Currency	Percent of Total Company Net Sales
2005
Non-U.S.	$1,462.8	7%	6%	62%
U.S. [1]	891.0	3%	3%	38%
Total Company [2]	$2,353.8	5%	5%

2004 (Restated)
Non-U.S.	$1,370.0	14%	6%	61%
U.S. [1]	863.5	6%	6%	39%
Total Company	$2,233.5	11%	6%

2003 (Restated)
Non-U.S.	$1,204.0	15%	3%	60%
U.S. [1]	814.5	7%	7%	40%
Total Company	$2,018.5	12%	5%

1  U.S. revenues represented approximately 90 percent of the Americas segment revenue in each year.
[2]
2005 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Item 8. Financial Statements and Supplementary Data under Note 23 —Subsequent Event of this Annual Report on Form 10-K. Charges associated with the recall reduced U.S. net sales by $12.0 and non-U.S. net sales by $5.1, respectively.

Business Segment Net Sales We are organized on a regionally based management structure for commercial operations, with our research and development and product supply functions managed on a global basis. Beginning in 2005, the engineering function, which had previously been part of the research and development segment, became part of the product supply function. Our business segments (after this realignment of the engineering function) are the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research & Development organization; and the Global Operations & Engineering organization. In each geographic segment, we market products in five categories: contact lens, lens care, pharmaceuticals, cataract and vitreoretinal, and refractive. The contact lens category includes traditional, planned replacement disposable, daily disposable, multifocal, and toric soft lenses and rigid gas permeable (RGP) lenses and materials. The lens care category includes multipurpose solutions, cleaning and conditioning solutions for RGP lenses, re-wetting drops and saline solutions. The pharmaceuticals category includes generic and proprietary prescription ophthalmic drugs, ocular vitamins and over-the-counter medications. The cataract and vitreoretinal category includes intraocular lenses (IOLs), phacoemulsification and vitreoretinal surgical equipment and related disposable products, hand-held surgical instruments, viscoelastics and other products used in cataract and vitreoretinal surgery. The refractive category includes lasers, microkeratomes, diagnostic equipment and other products and equipment used in refractive surgery. There are no transfers of products between product categories.

Operating income is the primary measure of segment income. Segment income excludes the significant items noted in the Financial Overview. The following table summarizes net sales and operating income by segment and presents consolidated operating income:

	2005 [1]		2004		2003
	As Reported	Percent of Total Net Sales	Restated	Percent of Total Net Sales	Restated	Percent of Total Net Sales
Net Sales
Americas	$1,005.3	43%	$960.2	43%	$903.3	45%
Europe	859.9	36%	818.9	37%	724.4	36%
Asia	488.6	21%	454.4	20%	390.8	19%
	$2,353.8		$2,233.5		$2,018.5

Operating Income (Costs)
Americas	$333.0		$326.1		$282.6
Europe	250.8		251.2		201.5
Asia	123.6		128.5		106.1
Research & Development	(200.5)		(180.6)		(166.1)
Global Operations & Engineering	(131.7)		(157.2)		(123.1)
Segment Income	375.2		368.0		301.0
Corporate Administration [2]	(89.8)		(88.9)		(73.5)
Restructuring reversals [3]	-		-		6.3
Other significant charges [4]	(1.9)		-		(5.6)
Operating Income	$283.5		$279.1		$228.2

[1]
2005 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Item 8. Financial Statements and Supplementary Data under Note 23 — Subsequent Event of this Annual Report on Form 10-K. Charges associated with the recall reduced Americas region net sales and operating income by $12.4 and $25.0, respectively; Asia region net sales and operating income by $4.7 and $11.0, respectively; increased Global Operations & Engineering operating costs by $1.2; and increased corporate administration expense by $1.7.

2  Corporate administration costs are discussed in Operating Costs and Expenses.
3  Income associated with certain restructuring plans, as described in Restructuring Charges and Asset Write-offs.
[4]
Other significant charges in 2005 represent purchase accounting adjustments related to the acquisition of Freda. Other significant charges in 2003 pertain to R&D expense associated with the acquisition of an early-stage pharmaceutical technology.

The following table summarizes net sales by geographic segment:

			2005 vs. 2004			2004 vs. 2003
	2005 [1]	2004 (Restated)	Percent Change Actual Dollars	Percent Change Constant Currency	2003 (Restated)	Percent Change Actual Dollars	Percent Change Constant Currency

Americas	$1,005.3	$960.2	5%	4%	$903.3	6%	6%
Europe	859.9	818.9	5%	5%	724.4	13%	3%
Asia	488.6	454.4	8%	7%	390.8	16%	12%
Total Company	$2,353.8	$2,233.5	5%	5%	$2,018.5	11%	6%

[1]
2005 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Item 8. Financial Statements and Supplementary Data under Note 23 — Subsequent Event of this Annual Report on Form 10-K. Provisions for sales returns and consumer rebates associated with the recall reduced Americas region net sales by $12.4 and Asia region net sales by $4.7.

2005 Versus 2004 Consolidated net sales increased 5 percent compared to 2004 on both a reported and constant-currency basis. The 2005 amounts include the impact of approximately $17 in customer returns and rebate provisions associated with the voluntary recall of MoistureLoc in Asia and the Americas (see further discussion in Item 8. Financial Statements and Supplementary Data under Note 23 —Subsequent Event of this Annual Report on Form 10-K), which largely offset $18 in incremental revenues from the acquisition of Freda.

•
Americas segment net sales increased 5 percent from 2004, or 4 percent in constant currency. Those figures include $12 in sales return and consumer rebate provisions associated with the MoistureLoc recall. Excluding those items, Americas segment net sales grew 6 percent, or 5 percent in constant currency. Gains were led by above-market performance for contact lenses and higher sales of cataract surgery products.

•
Europe segment net sales increased 5 percent on both a reported and constant-currency basis. Gains were led by higher sales of pharmaceutical and vision care products, which more than offset declines for the refractive surgery category and the impact of divesting our German Woehlk contact lens business in the 2005 third quarter. The MoistureLoc product recalled in Europe was both manufactured and sold in 2006; therefore, sales return and customer rebates of $18 associated with the MoistureLoc recall in the Europe segment were not provided for in 2005, but have been expensed in 2006.

•
The Asia segment reported net sales gains of 8 percent compared to 2004, or 7 percent in constant currency. Those figures include $5 in sales return and consumer rebate provisions associated with the MoistureLoc recall as well as $18 in incremental sales associated with the acquisition of Freda. Excluding those items, Asia segment net sales grew 5 percent, or 4 percent in constant currency, with gains led by higher sales of contact lenses and cataract surgery products.

2004 Versus 2003 Consolidated net sales increased 11 percent on a reported basis and increased 6 percent in constant currency.

•	Americas segment net sales grew 6 percent from 2003, with gains in all product categories.
•
Europe segment net sales increased 13 percent, mainly reflecting favorable currency benefits. Constant-currency sales growth was 3 percent. Gains were driven by the contact lens, surgical and pharmaceutical categories. Constant-currency European lens care sales were flat with the prior year, which was encouraging given overall market dynamics.

•	Asia segment net sales grew 16 percent, or 12 percent on a constant-currency basis. Growth was experienced in all product categories, but especially our lines of vision care products.

A more detailed discussion of net sales trends by geographic region follows.

Americas

The following table summarizes net sales trends for the Americas region by product category:

	2005 vs. 2004 Restated Percent Increase (Decrease)		2004 Restated vs. 2003 Restated Percent Increase
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	15%	14%	8%	7%
Lens Care [1]	-%	(1)%	1%	1%
Pharmaceuticals	3%	3%	11%	11%
Cataract and Vitreoretinal	7%	6%	2%	1%
Refractive	(4)%	(6)%	20%	20%
Total Americas	5%	4%	6%	6%

[1]
2005 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Item 8. Financial Statements and Supplementary Data under Note 23 — Subsequent Event of this Annual Report on Form 10-K. Provisions for sales returns and consumer rebates associated with the recall reduced Americas region net sales by $12.4.

2005 Versus 2004

•
Contact lens category growth reflected the reintroduction of the PureVision brand of silicone hydrogel contact lenses in the United States as well as continued growth for SofLens Toric and SofLens Multi-Focal contact lenses. Moderating that performance was a continued decline in sales of our older, conventional hydrogel two-week contact lenses, reflecting the overall market shift to silicone hydrogel materials. Sales of SofLens Toric contact lenses for people with astigmatism increased more than 10 percent from 2004. As expected, dollar growth for this product has begun to moderate, reflecting the competitive impact of new silicone hydrogel toric offerings. We launched PureVision Toric contact lenses in the United States on a limited basis in October 2005 and reached full commercial distribution in the second quarter of 2006. Sales of SofLens Multi-Focal contact lenses for people with presbyopia grew more than 30 percent in the Americas region in 2005, reflecting our continued leading market position.

•
Sales in the lens care category were essentially flat mainly due to sales returns and consumer rebate provisions associated with our voluntary recall of MoistureLoc which was reflected as a subsequent event (see Item 8. Financial Statements and Supplementary Data under Note 23 — Subsequent Event of this Annual Report on Form 10-K for further discussion). Excluding the impact of the recall, Americas region constant-currency lens care sales increased 3 percent, reflecting U.S. market share gains for our lines of multipurpose solutions and higher sales of Boston lens care solutions for RGP contact lenses. As described above, lens care category sales have declined in 2006 in all regions, due to additional charges associated with the MoistureLoc recall combined with market share losses resulting from customer and trade concerns during our investigation into increased fungal infections among contact lens wearers.

•
Pharmaceuticals sales increases were mainly attributable to incremental sales of Zylet combination eye drops, as well as higher sales of Lotemax steroid eye drops. Those gains were largely offset by expected declines in sales of two non-ophthalmic drugs in our multisource pharmaceuticals portfolio. Prescriptions for our lines of steroid eye drops containing loteprednol etabonate continued to trend positively throughout 2005, with Lotemax and Alrex prescriptions reaching all-time highs. Our vitamins business grew 1 percent in constant currency. As expected, we faced difficult comparisons to the prior year, when we launched PreserVision soft gels and customers were carrying inventories of both tablets and gel formulations. The underlying dynamics of the vitamins market remain strong, with consumption growing more than 15 percent in dollars, and our PreserVision brand continuing to gain market share.

•
Sales gains for cataract and vitreoretinal products were led by our lines of silicone IOLs, which increased more than 15 percent. That performance was mainly due to our SofPort lines of silicone IOLs, which grew at an even faster rate and benefited from market share gains and strong market acceptance for the SofPort AO IOL featuring an aspheric optics design. Phacoemulsification product sales increased more than 5 percent, reflecting an increase in revenues for Millennium microsurgical systems and disposable products used in cataract surgery procedures. The increase in Millennium net sales reflects primarily a change in the type of system placements in 2005 as compared to the prior year. We placed more units under direct sales agreements in 2005 compared to 2004, when we placed more units under operating lease arrangements requiring revenue to be recognized over a longer period of time.

•
Sales declines in the refractive category were mainly due to lower sales of lasers and microkeratome blades. These declines were partially offset by higher sales of per-procedure cards, especially those used for Zyoptix personalized vision correction procedures.

2004 Versus 2003

•
Contact lens sales growth was led by the SofLens Multi-Focal and SofLens Toric brands. SofLens Multi-Focal contact lens sales nearly doubled, and SofLens Toric contact lens revenues grew slightly less than 20 percent and achieved an all-time high share of patient fits in 2004. Performance for these two lines was somewhat tempered by weakness in U.S. two-week disposable SVS products, reflecting market shifts toward competitive silicone hydrogel offerings and our lack of such a product prior to the U.S. reintroduction of the PureVision brand of contact lenses in 2005.

•
Lens care sales growth was mainly due to our lines of solutions for soft contact lenses, and reflected incremental sales from the initial shipments of MoistureLoc solution in the third quarter. We maintained our leading position in the U.S. market for both multipurpose solutions and rigid gas permeable solutions in 2004.

•
Sales gains in the pharmaceuticals category in the Americas region were led by our lines of ocular vitamins, proprietary pharmaceuticals and multisource products. Ocular vitamin sales grew more than 20 percent, with the PreserVision brand up more than 40 percent. Late in the third quarter, we introduced an easy-to-swallow soft gel version of the original AREDS formula, as well as a line extension containing lutein in place of beta carotene. In the proprietary pharmaceuticals portfolio, sales of Alrex and Lotemax steroid drops each grew more than 20 percent in 2004, reflecting more prescriptions written for both products.

•
Cataract and vitreoretinal category sales growth was due to our lines of IOLs, which registered overall gains of approximately 10 percent. Sales growth in our lines of silicone IOLs, most notably the SofPort brand, were even stronger, at more than 20 percent. IOL performance was partially offset by lower revenues for phacoemulsification products, reflecting a higher mix of equipment placed under operating lease arrangements than in 2003.

•
Despite a decline in refractive category net sales in the fourth quarter compared to the same period in 2003, full-year 2004 growth reflected incremental sales of U.S. equipment and higher margin per-procedure cards associated with the Zyoptix system for personalized vision correction. We launched that product late in 2003. Other factors contributing to 2004 performance included higher sales of standard LASIK procedure cards and microkeratome blades.

Europe

The following table summarizes net sales trends for the Europe region by product category:

	2005 vs. 2004 Restated Percent Increase (Decrease)		2004 Restated vs. 2003 Restated Percent Increase
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	5%	5%	14%	4%
Lens Care	6%	8%	9%	-%
Pharmaceuticals	11%	11%	12%	2%
Cataract and Vitreoretinal	2%	2%	16%	6%
Refractive	(13)%	(13)%	16%	7%
Total Europe	5%	5%	13%	3%

2005 Versus 2004

•
Contact lens sales comparisons were impacted by the divestiture of our German Woehlk business in the third quarter of 2005. Excluding that impact, contact lens net sales would have grown approximately 8 percent on a reported basis and 9 percent in constant currency. Gains were mainly due to our lines of specialty products and PureVision silicone hydrogel spherical contact lenses. Monthly replacement toric contact lens revenues increased more than 20 percent, with gains coming from a combination of expanded distribution for the PureVision Toric line and high-single-digit growth for SofLens Toric contact lenses. Our multifocal product also posted strong growth, and we continued to gain market share.

•
Increased lens care sales reflected market share gains, especially for our lines of multipurpose solutions, which grew approximately 10 percent on the continued market acceptance of MoistureLoc prior to the recall. As described above, lens care category sales have declined in 2006 in all regions, due to additional charges associated with the MoistureLoc recall combined with market share losses resulting from customer and trade concerns during our investigation into increased fungal infections among contact lens wearers. We recorded additional charges associated with the MoistureLoc recall for product manufactured and sold in Europe in 2006.

•	European pharmaceuticals sales growth was mainly attributable to our lines of dry eye products, ocular nutritionals and anti-infective drugs, coupled with expansion into new geographic markets.
•
Higher cataract and vitreoretinal sales reflected overall strong performance in most markets with the exception of the United Kingdom, where the number of procedures declined in 2005 following government initiatives in the prior year to decrease the number of patients waiting to have the procedure. On a total region basis, growth was largely due to our Akreos line of acrylic IOLs, as well as higher sales of viscoelastics.

•
Declines in sales of refractive surgery products in Europe were consistent with overall market trends. Lower sales of equipment and microkeratome blades more than offset increased sales of Zyoptix treatment cards.

2004 Versus 2003

•
Contact lens sales growth was primarily due to the continued strength and market leading positions for SofLens Toric and SofLens Multi-Focal lenses, growth for the PureVision brand, as well as favorable currency benefits. The PureVision lens franchise grew more than 20 percent in 2004, benefiting from the introduction of PureVision Toric lenses and strong growth in the PureVision SVS line.

•
Constant-currency European lens care sales declined through the first three quarters of 2004, but rebounded in the fourth quarter following the launch of MoistureLoc, yielding full-year flat constant-currency performance.

•
Pharmaceuticals gains in Europe were led by higher sales of ocular vitamins, anti-infective and anti-inflammatory products, as well as favorable exchange rate movements, somewhat offset by general sales declines for most other product lines in Germany, where government pharmaceuticals pricing and reimbursement legislation negatively impacted revenues.

•
Higher sales of cataract and vitreoretinal products mainly reflected gains for phacoemulsification products and IOLs. Revenues from our Akreos line of acrylic IOLs rose more than 30 percent on a constant-currency basis, as European surgeons continued to use more advanced designs and foldable materials. Sales of phacoemulsification products increased approximately 10 percent for the year, excluding favorable currency benefits.

•
Growth within the refractive product category reflected higher revenues from Zyoptix system upgrades, per-procedure cards, diagnostic equipment and microkeratome blades, as well as favorable currency movements.

Asia

The following table summarizes net sales trends for the Asia region by product category:

	2005 vs. 2004 Restated Percent Increase (Decrease)		2004 Restated vs. 2003 Restated Percent Increase
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	8%	7%	17%	11%
Lens Care [1]	(5)%	(7)%	13%	9%
Pharmaceuticals [2]	NM	NM	72%	60%
Cataract and Vitreoretinal	16%	13%	19%	14%
Refractive	(7)%	(9)%	13%	10%
Total Asia	8%	7%	16%	12%

[1]
2005 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Item 8. Financial Statements and Supplementary Data under Note 23 — Subsequent Event of this Annual Report on Form 10-K. Provisions for sales returns and consumer rebates associated with the recall reduced Asia region net sales by $4.7.

[2]	NM denotes "not meaningful." 2005 pharmaceuticals category sales include $17.8 incremental revenues from the acquisition of Freda, resulting in a calculated growth rate of more than 100 percent.

2005 Versus 2004

•
Contact lens sales growth in Asia reflected gains for our lines of specialty and silicone hydrogel lenses, including incremental sales from the launch in Japan of our latest conventional hydrogel two-week disposable lenses. Throughout much of the year, our Chinese contact lens sales growth was lower than historical trends and internal expectations, reflecting, in part, trade disruption following changes we made in some of our distributor programs early in 2005. That business rebounded in the fourth quarter, posting constant-currency growth of approximately 15 percent compared to the same period in 2004. In 2006, the MoistureLoc recall created negative collateral impacts on our non-lens care product lines, especially contact lenses and pharmaceuticals products in China. As a result, Asia region contact lens sales have moderated from levels experienced in 2005.

•
Lens care sales declines reflect the sales returns and customer rebate provisions associated with the voluntary recall of MoistureLoc (see Item 8. Financial Statements and Supplementary Data under Note 23 — Subsequent Event of this Annual Report on Form 10-K for further discussion). Excluding the impact of the recall, Asian constant-currency lens care sales were down 3 percent. Declines in China, due to the same distributor issues discussed above, more than offset 1 percent constant-currency gains in Japan, reflecting the market introduction of ReNu MultiPlus solution. As described above, lens care category sales have declined in 2006 in all regions, due to additional charges associated with the MoistureLoc recall combined with market share losses resulting from customer and trade concerns during our investigation into increased fungal infections among contact lens wearers. In the Asia region, our Chinese business has been most impacted by these events.

•
Historically we have not had a significant pharmaceuticals business in Asia. In the fourth quarter of 2005 we acquired a controlling interest in Freda. The acquisition should help accelerate our expansion into the rapidly growing Chinese ophthalmic pharmaceuticals market and provide a national pharmaceuticals sales and distribution network. Further information with respect to the Freda acquisition can be found in Item 8. Financial Statements and Supplementary Data under Note 3 — Acquisitions of this Annual Report on Form 10-K. Excluding the Freda acquisition, our Asian pharmaceuticals revenues grew about 20 percent on a constant-currency basis, led by gains for ocular nutritionals.

•
Growth in the cataract and vitreoretinal category was mainly driven by gains for our lines of IOL and phacoemulsification products. IOL revenues were up strongly, largely due to the continued rollout of the Akreos line of acrylic IOLs throughout the year.

•
Lower sales in the refractive category in Asia reflected declines in laser and diagnostic equipment sales. Part of this decline was expected, as prior-year results included revenues associated with initial customer adoption of our Zyoptix laser platform.

2004 Versus 2003

•
Strong contact lens sales gains were registered in most markets, especially Japan, where constant-currency sales were up nearly 10 percent, reflecting the launch of Medalist One Day contact lenses in the first half of 2004 and continued strong sales growth for disposable toric contact lenses. In markets outside of Japan, constant-currency sales grew approximately 15 percent during 2004.

•
Lens care sales growth was led by our lines of multipurpose solutions, which were up more than 10 percent for the year on a constant-currency basis. We launched MoistureLoc solution in several markets in the fourth quarter, with encouraging response from the trade. Our other ReNu brand solutions continued to perform well in 2004, particularly in China and Japan.

•
Net sales of pharmaceuticals in Asia were immaterial to our overall results of operations in 2004 and 2003. Sales gains reflected our efforts to expand and introduce our pharmaceutical products in the region, particularly vitamins.

•
Increased sales of cataract and vitreoretinal products reflected growth in markets outside of Japan, where sales of the SofPort and Akreos lines of IOLs grew strongly, as well as higher sales of phacoemulsification products.

•
Refractive surgery product sales gains in 2004 were driven by Zyoptix system upgrades, per-procedure cards and microkeratome blades, somewhat offset by fewer new laser placements, reflecting the launch of the Technolas z100 laser in 2003.

Net Sales by Product Category

The following table presents total Company net sales by product category for the years 2005, 2004 and 2003:

	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency
2005
Contact Lens	$728.5	9%	9%
Lens Care [1]	522.2	-%	(1)%
Pharmaceuticals	584.8	11%	11%
Cataract and Vitreoretinal	377.8	6%	5%
Refractive	140.5	(8)%	(9)%
	$2,353.8	5%	5%

2004 (Restated)
Contact Lens	$671.0	13%	7%
Lens Care	523.3	5%	2%
Pharmaceuticals	528.2	12%	7%
Cataract and Vitreoretinal	358.2	10%	5%
Refractive	152.8	17%	13%
	$2,233.5	11%	6%

2003 (Restated)
Contact Lens	$593.2	14%	7%
Lens Care	496.5	8%	2%
Pharmaceuticals	471.2	19%	10%
Cataract and Vitreoretinal	327.1	8%	2%
Refractive	130.5	(1)%	(7)%
	$2,018.5	12%	5%

[1]
2005 lens care amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Item 8. Financial Statements and Supplementary Data under Note 23 — Subsequent Event of this Annual Report on Form 10-K. Provisions for sales returns and consumer rebates associated with the recall reduced full-year lens care net sales by $17.1.

2005 Versus 2004 Net sales in 2005 include the impact of approximately $17 in customer returns and rebate provisions associated with the voluntary recall of MoistureLoc (see further discussion in Item 8. Financial Statements and Supplementary Data under Note 23 — Subsequent Event of this Annual Report on Form 10-K), which mostly offset $18 in incremental sales from the acquisition of Freda.

•
Contact lens sales growth was led by our specialty and silicone hydrogel spherical offerings, which offset continued declines for older technology products. That growth rate reflects the impact of divesting our German Woehlk contact lens business during the third quarter of 2005. Excluding that impact, contact lens net sales would have grown approximately 10 percent.

•
Sales in the lens care category, which were flat with the prior year, mainly reflected the impact of the MoistureLoc recall. Excluding that impact, lens care sales grew 3 percent on a reported basis and 2 percent in constant currency, with gains for multipurpose solutions in Europe and the Americas region partially offset by declines in Asia.

•
Full-year pharmaceutical net sales growth includes the impact of the Freda acquisition. Excluding revenues from Freda, growth was approximately 7 percent on both a reported and constant-currency basis. That reflects incremental sales of Zylet combination ophthalmic drops in the United States, combined with higher global sales of ocular vitamins and Lotemax steroid drops containing loteprednol etabonate. Those gains were somewhat offset by sales declines for two non-ophthalmic drugs in our U.S. multisource (generic) pharmaceuticals portfolio.

•	Cataract and vitreoretinal product category growth was led by gains in IOLs of more than 10 percent on the strength of our SofPort and Akreos lines of foldable IOLs.

•	Net sales declines in the refractive category reflected lower equipment and microkeratome blade sales in all regions, partially offset by higher service revenues and sales of per-procedure cards.
•
As discussed above, the decision to withdraw MoistureLoc will negatively impact 2006 sales performance. In addition to provisions for sales returns and coupon redemptions that we will record (primarily in Europe), performance will be hampered by the impact from lost MoistureLoc revenues; lower revenues for other lens care products, reflecting market share losses caused by trade and consumer uncertainty; and the negative collateral impact on our non-lens care product categories, primarily in Asia.

2004 Versus 2003 The significant drivers of 2004 net sales gains as compared to 2003 include the following.

•
Contact lens sales growth was attributable to strong gains for the SofLens Toric, SofLens One Day, SofLens Multi-Focal and SofLens59 brands, as well as the PureVision line of contact lenses. Combined, these products represented more than 50 percent of contact lens revenues, benefiting from continued market expansion and share gains.

•	Lens care sales growth was mainly due to higher sales of all-in-one solutions, particularly in the Americas and Asia regions.
•
Pharmaceuticals sales growth mainly reflected the continued market success and geographic expansion of the PreserVision and Ocuvite lines of ocular vitamins. Strong gains were also noted in the Americas region for Lotemax and Alrex prescription steroid eye drops. In Europe, growth was tempered by the continued impact of pharmaceuticals pricing legislation in Germany.

•	Higher sales of cataract and vitreoretinal surgery products were attributable to our lines of IOLs, phacoemulsification products and viscoelastics as well as service revenues.
•	Refractive surgery revenues increased due to higher sales of per-procedure cards, lasers and microkeratome blades.

Segment Income Segment income excludes certain significant items such as restructuring charges and reversals, asset write-offs and purchase accounting adjustments, as well as corporate administration expenses.

2005 Versus 2004 Segment income increased 2 percent, including a $37 negative impact associated with customer return and consumer rebate provisions and incremental expenses associated with the MoistureLoc recall. Excluding that impact, segment income increased 12 percent, reflecting gross margin expansion resulting from sales mix shifts.
Research & Development segment operating costs increased 11 percent in 2005, reflecting additional headcount and higher spending in support of projects in late-stage development. We remain committed to investing in research and development activities at a higher rate than sales growth. Global Operations & Engineering segment operating costs decreased 16 percent, primarily reflecting changes in foreign currency exchange rates and cost savings realized through restructuring actions and manufacturing initiatives incorporating Lean principles and automation.

2004 Versus 2003 Segment income increased 22 percent due to favorable sales mix in all commercial segments. Continued manufacturing cost savings initiatives, ongoing administrative savings realized through our profitability improvement programs and changes in foreign currency exchange rates also contributed to improved profitability. The 2004 growth was somewhat offset by increased marketing and advertising costs primarily associated with new product launches and increased information technology (IT) expense associated with global systems integration.
Research & Development segment operating costs increased 9 percent in 2004, reflecting our commitment to new product development. Global Operations & Engineering segment operating costs increased 28 percent, primarily due to changes in foreign currency, partially offset by cost savings realized through restructuring actions and manufacturing initiatives incorporating Lean principles and automation.

Operating Costs and Expenses

The following tables show operating costs and expenses as a percentage of sales:

	2005	2004 (Restated)	2003 (Restated)
	Percentage of Net Sales
Cost of products sold	41.8%	41.6%	42.4%
Selling, administrative and general expenses	38.6%	38.6%	39.1%
Research and development expenses	7.5%	7.3%	7.4%

Cost of products sold was $983 in 2005, $929 in 2004 and $857 in 2003. The 2005 amount includes the cost of sales impact of the MoistureLoc recall ($14) and inventory step-up charges associated with the Freda acquisition ($2). Excluding both of those items, the ratio of cost of products sold to sales would have improved to 40.8 percent, reflecting a favorable sales mix shift toward higher margin products combined with benefits from our ongoing profitability improvement initiatives. Similar trends were responsible for the 2004 gross margin improvement as compared to 2003. Foreign currency exchange rate changes had a slightly negative impact on gross margin during 2005 and a positive impact on gross margin during 2004.
Selling, administrative and general expenses include corporate administration expenses. Absolute spending totaled $910 in 2005, compared to $863 in 2004 and $790 in 2003. The $47 increase in 2005 primarily reflected higher costs associated with selling and marketing, which includes promoting new products. In addition, approximately $13 of costs associated with the MoistureLoc recall, the Audit Committee's independent investigations, expanded year-end procedures and expanded procedures with respect to the accounting for income taxes were essentially offset by lower performance-based compensation expense and lower mark-to-market expense related to certain deferred compensation liabilities invested in our Common stock. As described in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of this Annual Report on Form 10-K, expense associated with these liabilities was recorded as part of the financial restatement, resulting in additional compensation expense of $1, $3 and $4 in 2005, 2004 and 2003, respectively. Due to recent declines in our stock price, $4 of mark-to-market income was recorded in the second half of 2005 and an additional $5 of income was recorded in 2006. The 2004 increase in selling, administrative and general expenses reflected the impact of foreign currency exchange rates, higher investments in marketing and advertising, primarily associated with new product launches, increased IT expense in connection with our global systems integration project, Sarbanes-Oxley compliance costs and higher expenses associated with performance-based compensation plans and other employee benefit program expenses.
R&D expenses totaled $177, $163 and $150 in 2005, 2004 and 2003, respectively. A charge of $6 associated with the acquisition of an early-stage pharmaceutical technology contributed to 2003 expense. We expect to continue investing in R&D at a faster rate than sales to support our goal of consistently bringing new products to market to fuel long-term growth.

Non-Operating Income and Expense

Other Income and Expense Interest and investment income was $20 in 2005, $14 in 2004 and $16 in 2003. The increase in 2005 over 2004 primarily related to higher interest rates (somewhat offset by lower average investment balances in 2005) and interest income associated with income tax refunds. Mark-to-market adjustments on assets held in our nonqualified deferred compensation plan represented the majority of the decrease in 2004 when compared to 2003.
Interest expense was $53 in 2005, $50 in 2004 and $55 in 2003. The 2005 increase reflected higher interest rates on variable-rate debt, incremental borrowings in 2005, and the write-off of $3 in unamortized debt issuance costs associated with our convertible debt instruments which became convertible on July 1, 2005 (see further discussion in Item 8. Financial Statements and Supplementary Data under Note 4 — Earnings Per Share of this Annual Report on Form 10-K and in the section entitled Access to Financial Markets below), partially offset by interest expense savings associated with debt retired in 2004 and 2005. As explained in Item 8. Financial Statements and Supplementary Data under Note 12 — Accounting for Derivatives and Hedging Activities of this Annual Report on Form 10-K, we decided to permanently invest an intercompany loan in the Europe region in the third quarter of 2003. That loan was previously hedged by foreign exchange forward contracts classified as cash flow hedges. The 2004 decline in interest expense resulted primarily from the termination of these cash flow hedges, although lower average debt levels and interest rates were also factors.

We will report higher interest expense in 2006, primarily as a result of increased debt balances, increased interest rates associated with variable rate debt, costs associated with the purchase of outstanding public debt resulting from a tender offer we completed in 2006, and the payment of consent fees associated with consent solicitations we completed in June and September 2006; as well as waiver fees paid to banks in connection with our syndicated revolving credit facility and the $375 unsecured variable-rate term loan arrangement of our Dutch subsidiary (B.V. Term Loan). The consent solicitations and fees are more fully described in the section below entitled Sources of Liquidity.
Net foreign currency losses were $4 in 2005, $1 in 2004 and $13 in 2003. These amounts were primarily associated with our ongoing foreign exchange hedging programs. However, the 2003 amount includes approximately $4 in foreign exchange losses associated with the sale of a Korean entity to a minority interest partner.

Income Taxes

Our reported tax rate for continuing operations was 89.9 percent in 2005 and included the impact of recording a valuation allowance against our U.S. deferred tax assets as described previously and in Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes of this Annual Report on Form 10-K. The reported tax rates for continuing operations were 34.4 percent and 37.3 percent in 2004 and 2003, respectively.
In the third quarter of 2005, we recorded a valuation allowance of $156 with respect to U.S. deferred tax assets. A valuation allowance against deferred tax assets is required when, based upon the weight of the evidence, we determine that it is more likely than not — a probability level of more than 50 percent — that the assets will not be realized. Likelihood of realization is determined using all available positive and negative evidence such as cumulative losses in prior years, losses expected in early future years, and a history of potential tax benefits expiring unused. In making this assessment, more weight is assigned to objectively verifiable evidence, such as cumulative losses in recent years, than to subjective evidence like future projections. In this case, we anticipate losses in early future periods attributable to the U.S. entities to which the deferred tax assets relate and there are uncertainties surrounding when we will return to U.S. profitability. Specifically, expected losses in our U.S. tax entities resulting from, among other things, costs associated with the MoistureLoc withdrawal and the expected impact of the withdrawal on our 2006 results, led us to conclude that a valuation allowance was necessary. In order to realize our deferred tax assets, it will be necessary for us to significantly increase future U.S. taxable income. This adjustment was recorded as a third quarter event because that is the earliest reporting period for which we have not filed quarterly financial results on Form 10-Q. We will continue to assess realizability of our deferred tax assets, including consideration of the reversal of these and other temporary basis differences, future earnings, and prudent and feasible tax planning strategies. If we make a later determination that it is more likely than not that the deferred tax assets for which there is a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.
On August 3, 2005, we received approval from the U.S. Joint Committee on Taxation that our income tax refund request for tax years ended 1995 through 1997 was approved, concluding the Internal Revenue Service's examination of such years. In connection with the closure of this examination, we recognized $21 of tax benefits related primarily to favorable resolution of tax positions raised during the examination and the reversal of tax reserves associated with our previously divested oral care business.
In addition, on May 12, 2006, we received a Notice of Final Partnership Administrative Adjustment from the Internal Revenue Service relating to partnership tax periods ended June 4, 1999 and December 25, 1999, for Wilmington Partners L.P. (Wilmington), a partnership formed in 1993 in which the majority of partnership interests are held by certain of our subsidiaries. The Final Partnership Administrative Adjustment (FPAA) proposes adjustments increasing the ordinary income reported by Wilmington for its December 25, 1999 tax year by a total of $10, and increasing a long-term capital gain reported by Wilmington for that tax year by $190. The FPAA also proposes a $550 negative adjustment to Wilmington's basis in a financial asset contributed to it by one of its partners in 1993; this adjustment would also affect the basis of that partner — one of our subsidiaries — in its partnership interest in Wilmington. The asserted adjustments could, if sustained in full, increase the tax liabilities of the partnership’s partners for the associated tax periods by more than $200, plus penalties and interest. We have not made any financial provision for the asserted additional taxes, penalties or interest as we believe the asserted adjustments are not probable and estimable.
Since 1999, our consolidated financial statements have included a deferred tax liability relating to the partnership. As of December 31, 2005, this deferred tax liability equaled $157. This deferred tax liability is currently reducing net deferred tax assets for which a valuation allowance has been recorded as of December 31, 2005.

On August 7, 2006, we made a petition in U.S. Tax Court to challenge the asserted adjustments. Internal Revenue Service's answer was filed on October 4, 2006 and we initiated a motion to strike portions of the answer on November 1, 2006. We believe we have numerous substantive and procedural tax law arguments to dispute the adjustments. Tax, penalties and interest cannot be assessed until a Tax Court determination is made, and an assessment, if any, would likely not be made until some time after 2007. While we intend to vigorously defend against the asserted adjustments, our failure to succeed in such a defense could significantly increase the liability of the partnership's partners for taxes, plus interest and penalties, which in turn would have a material adverse affect on our financial results and cash flows.

Minority Interest Minority interest expense totaled $6, $5 and $3 in 2005, 2004 and 2003, respectively.

Restructuring Charges and Asset Write-offs

Profitability Improvement Program and Transfer of PureVision Contact Lens Manufacturing In July 2002, we announced plans to improve operating profitability through a comprehensive program which included plant closures and consolidations; manufacturing efficiencies and yield enhancements; procurement process enhancements; the rationalization of certain contact lens and surgical product lines; distribution initiatives; and the development of a global IT platform. These plans included the elimination of approximately 465 jobs worldwide associated with those actions. Restructuring charges and asset write-offs of $23 before taxes associated with these initiatives were recorded in the third quarter of 2002. We also recorded a pre-tax amount of $4 during the third quarter of 2002 for severance associated with the elimination of approximately 145 jobs due to the transfer of PureVision contact lens manufacturing from the United States to Waterford, Ireland following a ruling against us in a U.S. patent law suit. During the fourth quarter of 2003, we reversed $6 in severance charges as certain termination actions and plant closures did not occur due to an increased demand for certain product lines.
At the conclusion of the Profitability Improvement Program and the transfer of PureVision contact lens manufacturing, 468 jobs were eliminated. Related expenses of $17 and $3 of asset write-offs were charged against the liability. Cash payments for severance and other related expenses were $11 and $6 in 2003 and 2002, respectively. All actions related to this restructuring plan were completed by the end of 2003.

Liquidity and Financial Resources

We maintained strong liquidity throughout 2005, ending the year with cash and cash equivalents totaling $721, compared to $502 at the end of 2004. The increase was mainly due to borrowings we made in December as part of our program to repatriate foreign profits under the AJCA and positive cash flows from operations, partially offset by cash used for the Freda acquisition, the retirement of maturing debt and higher capital spending.

Cash Flows from Operating Activities We generated cash of $239 from operating activities in 2005, compared to $285 in 2004. The decrease in 2005 was mainly due to higher inventory levels to accommodate new product launches, increased working capital requirements and higher payments under foreign currency contracts; partially offset by lower net cash payments for income taxes and lower U.S. pension plan funding (funding was $11 and $18 in 2005 and 2004, respectively). Average days sales outstanding (DSO) improved to 71 days in 2005, compared to 74 days in 2004.
Cash provided by operating activities totaled $252 in 2003. The increase in 2004 primarily reflected higher earnings and net cash inflows under foreign currency contracts (versus net cash outflows in 2003), partially offset by an increase of $57 in net cash payments for income taxes and an increase in funding of our U.S. pension plan (funding was $18 and $4 in 2004 and 2003, respectively). Average DSO were 74 days in 2004, a decrease from 77 days in 2003, reflecting our continued focus on asset management, particularly in the area of cash collections.

Cash Flows from Investing Activities In 2005, we used $353 for investing activities. These were primarily $227 associated with the acquisition of a controlling interest in Freda and capital spending of $116, representing continued capacity expansion for PureVision contact lenses as well as initial spending associated with an expansion of our U.S. R&D facility.
Net cash used in investing activities of $122 in 2004 and $94 in 2003 primarily represented capital spending in each of those years.

Cash Flows from Financing Activities On a net basis, we generated $342 in 2005 through financing activities. Cash inflows were mainly attributable to $677 proceeds from new borrowings and $70 received from employee stock option exercises. The new borrowings mainly reflect $425 borrowings outside the United States as part of our program to repatriate foreign profits under the AJCA and $225 in borrowings under our revolving credit agreement, the majority of which were to partially fund the Freda acquisition. These inflows were partially offset by debt repayments of $326, including repayment of the $225 revolver borrowings described above; $45 to purchase shares of our Common stock under our ongoing share repurchase authorization, stock compensation plans and deferred compensation plans of which $40 was used to purchase 537,537 shares of our Common stock at an average price of $75.06 per share; and dividend payments of $28.
In 2004, net cash outflows for financing activities totaled $229. This amount consisted primarily of debt repayments of $197; $77 to repurchase 1,250,162 shares of our Common stock at an average price of $61.27 per share under our ongoing share repurchase authorization; and $28 of dividend payments, partially offset by proceeds of $78 from employee stock option exercises.
Net cash outflows for financing activities were $84 in 2003, consisting primarily of $201 in debt repayments; $41 to repurchase one million shares of our stock; $31 paid in the first quarter to settle forward equity contracts as described in Item 8. Financial Statements and Supplementary Data under Note 18 — Forward Equity Contracts of this Annual Report on Form 10-K; and $28 for dividends. These cash outflows were partially offset by $210 in proceeds from concurrent offerings of notes and convertible notes.

Sources of Liquidity Our total short- and long-term borrowings totaled $993 at the end of 2005 and $647 at the end of 2004. The ratio of total debt to capital was 43.6 percent and 32.2 percent at year-end 2005 and 2004, respectively.
We believe our existing credit facilities, in conjunction with the financing activities mentioned below, provide adequate liquidity to meet our obligations, fund capital expenditures and invest in potential growth opportunities. However, we note that we have obtained and may need in the future to obtain waivers and/or concessions from lenders under existing credit arrangements, as discussed further below, and we note risk factors associated with contingent obligations of the Company, including as noted under the Legal Matters heading in Recent Developments, in this MD&A.

Credit Facilities In July 2005, we replaced our prior $250 syndicated revolving credit facility scheduled to expire in January 2008 with a new five-year, $400 syndicated revolving credit facility. The terms of the new revolving credit facility include our option to increase the limit to $550 at any time during the five-year term. The interest rate under the agreement is based on our credit rating and, at our option, LIBOR or the base rate of one of the lending banks. The new credit facility includes financial covenants similar in nature to covenants contained in the former, which require us to maintain certain EBITDA to interest and debt ratios. In the event a violation of the financial covenants occurs, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. In November 2005, and subsequently in February, May, August and December 2006, and January 2007, we obtained a waiver from our banks of any breach of representation or covenant under the revolving credit agreement or any default associated with the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50 in aggregate. The waivers, in the aggregate, also extended the deadline to file our required financial statements for 2005 (including restatements for certain prior periods) and 2006 year to date until April 30, 2007. Delivery of all required financial statements for 2005 was satisfied by the filing of this Annual Report on Form 10-K and delivery of our Annual Report on Form 10-K for fiscal year ending December 30, 2006 by April 30, 2007 will satisfy our obligation to file all 2006 periodic reports. The impact of the Brazil and Korea investigations did not exceed $50 in aggregate as discussed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of this Annual Report on Form 10-K. There were no violations of our financial covenants during the fiscal years ended December 31, 2005 or December 25, 2004 under either our former or our new syndicated revolving credit facilities. We had no outstanding borrowings under syndicated revolving credit agreements as of December 31, 2005 or December 25, 2004.
A number of subsidiary companies outside the United States have credit facilities to meet their liquidity requirements. There were $27 of outstanding borrowings under these non-U.S. credit facilities as of December 31, 2005. There were no outstanding borrowings as of December 25, 2004. The non-U.S. credit facilities' covenants require our subsidiaries to make payments when due and to comply with local laws. There were no covenant violations under the non-U.S. credit facilities during the fiscal years ended December 31, 2005 or December 25, 2004.

Bank Term Loans In November 2005, our Dutch subsidiary entered into a $375 Term Loan (BV Term Loan). The facility involves a syndicate of banks and is guaranteed by us. The December 2005 borrowing under this BV Term Loan was a component of our efforts to repatriate foreign earnings from non-U.S. legal entities under the provisions of the AJCA (see Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes of this Annual Report on Form 10-K for further discussion of the AJCA). Borrowings under the BV Term Loan totaled $375 at December 31, 2005, and are due in December 2010, unless otherwise extended under the terms of the agreement. The interest rate is based on six-month LIBOR and is reset on a semiannual basis. The BV Term Loan includes covenants which require us to maintain certain EBITDA to interest and debt ratios. The initial interest rate was set at 5.0 percent. In February, May, August and December 2006, and January 2007 we obtained waivers from our banks of any breach of representation or covenant under the term loan agreement or any default associated with the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50 in aggregate. The waivers also extended the deadline to file required financial statements for 2005 (including restatements for certain prior periods) and 2006 year to date, with the most recent extension being until April 30, 2007. Delivery of required financial statements for 2005 was satisfied by filing this Annual Report on Form 10-K and delivery of our Annual Report on Form 10-K for fiscal year ending December 30, 2006 by April 30, 2007 will satisfy our obligation to file all 2006 periodic reports. The impact of the Brazil and Korea investigations did not exceed $50 in aggregate as further discussed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of this Annual Report on Form 10-K. There were no violations of our financial covenants under the BV Term Loan during the fiscal year ended December 31, 2005.
In July 2005, we agreed to guarantee, on behalf of our Japan subsidiary, a variable-rate bank term loan facility denominated in Japanese yen, in an amount approximately equivalent to $50. This term loan was also established in connection with the repatriation of foreign earnings under the provisions of the AJCA. The facility will mature in July 2010. The outstanding borrowings under this Japan term loan at December 31, 2005 were approximately $48. The Japan term loan covenants require our Japan subsidiary to submit their statutory financial statements to the lenders once a year and to maintain a positive balance of net assets. There were no covenant violations under the Japan term loan during the fiscal year ended December 31, 2005.

Capital Markets Offerings We are required to file periodic financial reports with the SEC to comply with certain covenants in the indenture that pertain to our public debt instruments. As a result of our inability to file timely this Annual Report on Form 10-K and certain quarterly financial statements for 2005 and 2006, we sought waivers from holders of our outstanding debt. In September 2006, we announced a solicitation of consents with respect to all series of outstanding debt securities and outstanding convertible debt. The solicitations sought, for a fee, permission from the holders for amendments to the indenture applicable to each series of notes that would, among other things, extend to January 31, 2007 our deadline to file periodic reports with the SEC and to deliver compliance certificates to the Trustee under each indenture. We received the requisite number of consents for all series of outstanding debt securities and outstanding convertible debt. We did not file the periodic reports due for the periods prior to January 31, 2007 by that date. As a result, the Trustee or the holders of 10 percent of the principal amount of any series of our outstanding debt could give us a notice of default. If we do not file the reports within 60 days after that notice is given, and the Trustee or the holders of 25 percent of the principal amount of any series of the debt outstanding give a further notice, all principal and accrued interest on that series of debt would be due and payable. Such an acceleration of any series of our debt may be satisfied by our payment of principal and accrued interest on that series, but if not otherwise waived, may trigger defaults under other series of public debt or other indebtedness of the Company. We have announced a consent solicitation seeking consents to additional limited waivers of the reporting obligations from the holders of our public debt to extend until April 30, 2007 the period during which we may become current on our periodic reports without potential default under the indenture.
In May 2006, we announced a tender offer and consent solicitation with respect to $384 of outstanding debt, and a consent solicitation with respect to $160 of outstanding convertible debt. The consents requested in this solicitation were similar to the consents in the solicitation announced in September, except that our deadline to file periodic reports with the SEC and to deliver compliance certificates to the Trustee was October 2, 2006. On June 5, 2006, we announced that $116 of the $384 aggregate principal amount of debt had been tendered, and these obligations were repaid. Furthermore, we received the requisite number of consents necessary to grant the waivers sought at that time. In October 2006, we retired an additional $18 of this outstanding debt.

In December 2004, we completed an offer to exchange up to $160 of variable-rate convertible senior notes due in 2023 (the Old Notes) for an equal amount of 2004 Senior Convertible Securities due 2023 (New Securities). The terms of the New Securities are largely consistent with those of the Old Notes except that settlement upon conversion of the New Securities will be paid in cash up to the principal amount of the converted New Securities with any excess of the conversion value settled in shares of our Common stock. An amount equal to $156 of the Old Notes was tendered in exchange for an equal amount of the New Securities. On June 17, 2005, the conversion right was triggered giving the holders the option to convert the Old Notes and the New Securities beginning July 1, 2005. In the event a holder elects to convert its note, we expect to fund a cash settlement of any such conversion from borrowings under our syndicated revolving credit agreement.
Two tranches of our long-term debt due in 2013 and 2015 allowed remarketing agents to call the debt from the holders in 2003 and 2005, respectively, and in certain cases remarket the debt at a higher interest rate than the then-current market rate. Following a downgrade of our debt rating by Moody's Investors Service in March 2002, the agents exercised their right to put the remarketing agreements back to us. As a result of this action, a $100 tranche of long-term debt, originally due in 2013, matured and was repaid in 2003, and an additional $100 tranche of long-term debt, originally due in 2015, matured and was repaid in 2005.

Access to Financial Markets As of December 31, 2005, our long-term debt was rated BBB by Standard & Poor's and Fitch Ratings, and Baa3 by Moody's Investors Service, and all three rating agencies described our outlook as stable.
Subsequently, on March 23, 2006, Moody’s Investors Service placed our credit rating on review for possible downgrade. This action was prompted by our failure to file timely financial statements with the SEC and by concerns related to the Audit Committee investigations into allegations in Brazil and Korea. Moody’s expanded this ongoing review on April 12, 2006 to include our decision to suspend sales of MoistureLoc solution from our U.S. plant. On December 22, 2006, Moody's affirmed that our credit rating continued to be on review. On February 2, 2007, Moody's lowered our credit rating to Ba1 from Baa3 primarily reflecting Moody's belief that revenue growth for 2007 will be lower than their previous expectations.
On April 11, 2006, Standard & Poor’s affirmed its BBB rating on our debt, but revised its rating outlook to negative from stable, reflecting our decision to suspend shipments of MoistureLoc from our U.S. plant.
On April 12, 2006, Fitch Ratings placed our long-term debt ratings on watch negative, following our decision to suspend shipments of MoistureLoc from our U.S. plant and our announcement of a further delay in the filing of our 2005 Annual Report on Form 10-K. On May 12, 2006, Fitch Ratings lowered our credit rating to BBB- from BBB and it remains on watch negative.
Until current periodic reports and financial statements are filed, we will be precluded from registering our securities with the SEC for offer and sale. This precludes us from raising debt or equity financing in the public markets.

Working Capital Working capital was $618 and $528, respectively, at year-end 2005 and 2004. The current ratio was 1.6 for both periods.

Dividends Dividends on Common stock, declared and payable quarterly, totaled $0.52 per share for the years ended 2005, 2004 and 2003. Total cash dividends of $28 were paid in each year.

Return on Equity and Capital Return on average shareholders' equity was 1.4 percent in 2005, compared to 12.6 percent in 2004 and 10.5 percent in 2003. Return on invested capital was 3.5 percent in 2005, 9.9 percent in 2004, and 8.6 percent in 2003. The decline in ratios in 2005 reflects lower net income resulting from the valuation allowance recorded on deferred income tax assets and the costs associated with the MoistureLoc recall.

Contractual Cash Obligations At December 31, 2005, we had the following contractual cash obligations due by the following periods:
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations [1]
Short- and long-term debt	$992	$161	$184	$423	$224
Purchase obligations [2]	82	49	18	5	10
Minimum operating lease commitments	76	23	28	15	10
Total	$1,150	$233	$230	$443	$244

[1]
We had no capital lease obligations at December 31, 2005. Other long-term liabilities reflected on our Balance Sheets consisted primarily of obligations associated with employee benefit plans. (See Critical Accounting Policies for a discussion of our estimated future statutory minimum funding requirements.)

[2]
Purchase obligations include minimum obligation to purchase goods and services, or to make royalty payments, under agreements that are enforceable and legally binding on us. The amounts above include payments due under a utility contract that can be terminated in the tenth year with the payment of $1. If we choose to terminate the utility contract, the total payments due would decrease by $9.

Off-Balance Sheet Arrangements

We have a minority equity interest valued at $0 on the balance sheet that results from a strategic partnering arrangement entered into during 1999 involving implant technology for treating retinal and other back-of-the-eye diseases. Under the original agreement, we remitted payments to the strategic partner for R&D activities and the achievement of certain milestones such as completion of clinical testing, NDA filings and FDA approvals. As described in Item 8. Financial Statements and Supplementary Data under Note 9 — Related Party Transaction of this Annual Report on Form 10-K, a delay of up to three years in U.S. regulatory filings for the Retisert drug delivery product for the diabetic macular edema indication was announced in May 2003. As a result, we reevaluated our role in the ongoing development and approval process, and decided to conduct and supervise directly the day-to-day development and clinical activities. During the fourth quarter of 2003, we negotiated our arrangement to formalize this change.
We also have an equity investment of $0.2 as of December 31, 2005 and December 25, 2004 recorded as an other long-term asset, associated with a licensing agreement signed during 2002 to develop treatments for ocular infections. During the quarter ended June 28, 2003, we recorded an other-than-temporary impairment charge of $2 based on negative earnings and cash flow trends of the licensor, and inconclusive efforts by the licensor to secure interim financing. The licensing agreement and $4 of preferred stock were canceled in December 2003 in conjunction with our decision to invest in and internally develop this ocular infection technology, which is in late-stage clinical development. As such, we are no longer required to remit payments to the licensor originally due upon the achievement of certain milestones. As a result of our restatement of financial results, as further discussed in Item 8. Financial Statements and Supplementary Data under Note 1 —Significant Accounting Policies of this Annual Report on Form 10-K the $2 impairment charge was determined to be out-of-period as the equity investment was first impaired as of 2001. At that time, we believed the decline in market value was temporary. As the investment did not recover, our restated financial statements reflect a $1 impairment charge in 2001 to adjust the equity investment to its market value at that time; and a $1 impairment charge in 2002 to recognize a further decline in market value, as well as a reversal of the $2 impairment charge originally recorded in June 2003.
As a result of the renegotiation and license cancellation described above, future payments for R&D activities and milestone achievements over the next five years are estimated to be immaterial.
We have obligations under certain guarantees, letters of credit, indemnifications (including indemnification obligations with respect to the MoistureLoc matters and for directors, officers and employees with respect to other matters) and other contracts that contingently require us to make payments to guaranteed parties upon the occurrence of specified events. We believe the likelihood is remote that material payments will be required under these contingencies, and that they do not pose potential risk to our future liquidity, capital resources and results of operations. See Item 8. Financial Statements and Supplementary Data under Note 17 — Commitments and Contingencies of this Annual Report on Form 10-K for further descriptions and discussions regarding our obligations.

Market Risk

As a result of our global operating and financing activities, we are exposed to changes in interest rates and foreign currency exchange rates that may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates primarily through the use of derivatives. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.
We primarily use foreign exchange forward contracts to hedge foreign currency transactions and equity investments in non-U.S. subsidiaries. For contracts outstanding at the end of 2005 and 2004, foreign currencies purchased were primarily euros, British pounds, Hong Kong dollars and Swiss francs. Foreign currencies sold in 2005 were primarily euros, Hong Kong dollars, Japanese yen, Korean won and British pounds. In 2004, foreign currencies sold were primarily euros, British pounds, Japanese yen, Hong Kong dollars, Korean won and Swiss francs. The magnitude and nature of our hedging activities are explained further in Item 8. Financial Statements and Supplementary Data under Note 13 — Financial Instruments of this Annual Report on Form 10-K. A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on our net income indicates that, if the U.S. dollar strengthened against all foreign currencies by 10 percent, we would realize a loss of approximately $23 on foreign exchange forward contracts outstanding at year-end 2005. Similar analysis conducted at the end of 2004 indicated that, had the U.S. dollar then strengthened against all foreign currencies by 10 percent, we would have realized a loss of approximately $6 on foreign exchange forward contracts outstanding at year-end 2004. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.
We may enter into interest rate swap, interest rate lock and cap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. For foreign currency-denominated borrowing and investing transactions, cross-currency interest rate swap contracts may be used, which, in addition to exchanging cash flows derived from interest rates, exchange currencies at both inception and termination of the contract. There were no cross-currency interest rate swap contracts outstanding at December 31, 2005 or December 25, 2004. A sensitivity analysis to measure the potential impact that a change in interest rates would have on our net income indicates that a one-percentage point decrease in interest rates, which represents a greater than 10 percent change, would increase our net financial expense by approximately $1 and $3 based on 2005 and 2004 year-end positions, respectively.
Counterparties to the financial instruments discussed above expose us to credit risks to the extent of non-performance. The credit ratings of the counterparties, which consist of a diversified group of high quality investment or commercial banks, are regularly monitored and thus credit loss arising from counterparty non-performance is not anticipated. In addition, there can be no assurances that the arrangements described above will protect the Company against or limit its exposure to all market risks.

Critical Accounting Policies

The accompanying consolidated financial statements and notes to consolidated financial statements contain information that is pertinent to this MD&A. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates and assumptions.
The Company believes that the critical accounting policies discussed below involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts. The impact of and any risks related to these policies on its business operations are discussed below. Senior management has discussed the development and selection of the critical accounting estimates and the related disclosure included herein with the Audit Committee of the Company's Board of Directors.

Revenue Recognition The Company recognizes revenue when it is realized or realizable and earned and when substantially all the risks and rewards of ownership have transferred to the customer. The Company believes its revenue recognition policies are appropriate, and that its policies are reflective of complexities arising from customer arrangements. In certain transactions with distributors and wholesalers, substantially all the risks and rewards of ownership do not transfer upon delivery and, accordingly, such shipments are accounted for as consignment sales. For the sale of multiple-element arrangements whereby equipment is combined with services, including maintenance and other elements, such as supplies, the Company allocates to and recognizes revenue from the various elements based on verifiable objective evidence of fair value. Revisions to these determinants of fair value would affect the timing of revenue allocated to the various elements in the arrangement and would impact the results of operations of the Company.
The Company records estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. If market conditions were to change, the Company may take actions to expand these customer offerings, which may result in incremental reductions to revenue. Also, under certain conditions, the Company may offer other customer programs that do not impact revenue such as extended credit terms.
The Company's fiscal quarter consists of 13 weeks, whereby the first and second months of each quarter contain four weeks of results and the third month of each quarter contains five weeks of results. Accordingly, net sales are typically higher in the third month of any given quarter. In addition, the execution of a broad portfolio of customer incentive programs, particularly volume discounts, certain customer rebates and extended credit terms have been higher at the end of each quarter. As a result, net sales for the third month of each quarter in 2005 and 2004 were higher than average net sales for the third month of a quarter if aligned with the fiscal quarter described above. While this trend was consistent among all regions and all product categories, net sales of lens care products and pharmaceuticals in the United States (which are marketed primarily to health product retailers, mass merchandisers, wholesalers and distributors) and net sales of contact lenses and lens care products in Japan (which are marketed primarily to distributors), were the main drivers.
The Company closely monitors and evaluates customer incentives and other customer programs, such as extended credit terms. Should the Company determine that certain customer programs result in excessive levels of inventory in certain channels of trade (such as retailers, mass merchandisers, wholesalers and distributors) or the risks and rewards have not transferred to the customer, net sales in conjunction with the associated programs would be accounted for as consignment sales. As explained in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of this Annual Report on Form 10-K, vision care sales in BL Korea from 2002 through 2005; certain vision care transactions with a single distributor in Thailand; vision care transactions with two large distributors in Japan; and vision care and cataract transactions with the distributor network in India are accounted for as consignment sales. See Item 8. Financial Statements and Supplementary Data under Note 1 — Significant Accounting Policies of this Annual Report on Form 10-K for a further discussion of the Company's revenue recognition policy. Reductions to revenues for customer incentive programs, as restated, represented approximately 12 percent, 10 percent and 9 percent of gross customer sales in 2005, 2004 and 2003, respectively.

Provisions for Uncollectible Trade Receivables The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. If the financial condition of customers were to deteriorate, thereby resulting in an inability to make payments, additional allowances could be required. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon customer payment history and current creditworthiness, as determined by the Company's review of customers' current credit information. The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. The change in the provision for doubtful accounts increased 2005 operating income by $1. In 2004 and 2003, the change in the provision for doubtful accounts decreased operating income by $4 and $3, respectively.
The Company considers all available information in its quarterly assessments of the adequacy of the reserves for uncollectible accounts. If the provision for uncollectible trade receivables were to change by one-percentage point of the Company's gross trade receivables, operating income is estimated to increase or decrease by less than $6.

Inventory Allowances The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. The Company values its inventory at the lower of cost or net realizable market values. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the next twelve months. Several factors may influence the realizability of its inventories, including decisions to exit a product line, technological change and new product development. These factors could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. If in the future, the Company determined that its inventory was overvalued, it would be required to recognize such costs in cost of products sold at the time of such determination. Likewise, if the Company determined that its inventory was undervalued, cost of products sold in previous periods could have been overstated and the Company would be required to recognize such additional operating income at the time of sale. While such inventory losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same loss rates that it has in the past. Therefore, although the Company makes every effort to ensure the accuracy of forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and its reported operating results. The Company recorded $25, $18 and $11 in provisions to the Statements of Income for excess, slow moving and obsolete inventory in 2005, 2004, and 2003, respectively. At this time, management does not believe that anticipated product launches would have a material adverse effect on the recovery of the Company's existing net inventory balances. If the inventory allowance were to change by one-percentage point of the Company's gross inventory, operating income is estimated to increase or decrease by less than $3.

Fair Value of Assets The Company assesses the carrying value of its identifiable intangible assets, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable, or at least annually in the case of goodwill. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of the underlying assets; and significant adverse industry or market economic trends. In the event that the carrying value of assets is determined to be unrecoverable, the Company would estimate the fair value of the assets or reporting unit and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios. The Company's policy is consistent with the current accounting guidance as prescribed by SFAS No. 142, Goodwill and Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Item 8. Financial Statements and Supplementary Data under Note 1 — Significant Accounting Policies of this Annual Report on Form 10-K for a further discussion of SFAS No. 142 and SFAS No. 144. The Company also assesses the fair value of identifiable intangible assets, long-lived assets, goodwill and purchased in-process research and development at the inception of an acquisition.
On May 15, 2006, the Company announced a worldwide voluntary recall of MoistureLoc lens care solution. As explained in Item 8. Financial Statements and Supplementary Data under Note 23 — Subsequent Event of this Annual Report on Form 10-K, the Company determined that this event would more likely than not reduce the fair value of a reporting unit. The Company revised the fair values of each of the reporting units to reflect the anticipated impact of the MoistureLoc recall and concluded that the probability of the voluntary recall reducing the fair value of any reporting unit below its carrying amount was remote. In addition, the Company performed a separate analysis as it relates to its recent acquisition of Freda and determined that the fair value of Freda exceeded its carrying value.

Restructuring Actions The Company had no open restructuring programs as of December 31, 2005. Prior to 2003, the Company had engaged in several significant restructuring actions, which required the development of formalized plans as they relate to exit activities based on guidance provided by Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). These plans required the Company to utilize estimates related to severance and other employee separation costs, lease cancellations and other exit costs. Given the significance and the timing of the execution of such actions, this process was complex and involved periodic reassessments of estimates calculated at the time the original decisions were made. The Company's policies for future restructuring actions, based on guidance provided by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which replaced EITF Issue No. 94-3, require recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Therefore, if employees are not required to render service until they are terminated in order to receive the termination benefits, a liability for the termination benefits would be recognized and measured at its fair value at the communication date. Conversely, if employees are required to render service until they are terminated in order to receive the termination benefits, a liability for the termination benefits would be measured initially at the communication date based on the fair value of the liability as of the termination date. The Company would recognize the liability ratably over the future service period.

Deferred Tax Assets and Reserves The Company evaluates the recoverability of its deferred tax assets on an ongoing basis. This evaluation includes assessing the available positive and negative evidence to determine whether, based on its judgment, the Company believes the assets, or some portion thereof, are more likely than not to be realized. To the extent the Company does not believe the assets will more likely than not be realized, a valuation allowance is recorded. In determining whether, and to what extent, a valuation allowance is required, the Company considers whether it will have sufficient taxable income in the appropriate period and jurisdiction that is also of the appropriate character. Potential sources of taxable income that are evaluated include: (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies that would be implemented, if necessary. Should the Company determine that it is more likely than not it will realize its deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance. Generally, this would result in a corresponding increase to income. Conversely, if the Company determined that it would not be able to realize its deferred tax assets, an adjustment would be required to increase the valuation allowance. Generally, this would result in a decrease to income. Additional tax expense or (benefit) related to changes in the valuation allowance were $121, $21 and $(2) in 2005, 2004 and 2003, respectively.
In the normal course of business, the Company is regularly audited by federal, state and foreign tax authorities, and is periodically challenged regarding the amount of taxes due. These challenges include, among other issues, questions regarding the timing and amount of deductions and the allocation of income among various taxing jurisdictions. The Company believes its tax positions comply with applicable tax law and, if challenged, intends to vigorously defend such positions. As the likelihood of successfully defending many of these positions is uncertain, the Company evaluates these positions and records tax reserves when the likelihood of ultimately sustaining a loss is probable, and the amount of such loss is reasonably estimable. The Company's effective tax rate in a given financial statement period could be materially impacted if the Company prevailed in matters for which reserves have been established, or was required to pay amounts in excess of established reserves.

Employee Benefits The Company's benefit plans include defined benefit pension plans, defined contribution plans and a participatory defined benefit postretirement plan. The determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits the employees earn while working, as well as the present value of those benefits. Inherent in these valuations are economic assumptions including expected returns on plan assets, discount rates at which liabilities could be settled, rates of increase of health care costs, rates of future compensation increases as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates or longer or shorter life spans of participants. Actual results that differ from the actuarial assumptions used are recorded as unrecognized gains and losses. The total unrecognized actuarial losses for the Company defined benefit pension plans and defined benefit postretirement plan as of December 31, 2005 were $112 and $22, respectively. Total unrecognized actuarial losses increased $23 for the defined benefit pension plans and $21 for the defined benefit postretirement plan, primarily due to reductions in the discount rate used to determine benefit obligations and an increase in the assumed life expectancy of plan participants. Unrecognized gains and losses that exceed 10 percent of the greater of the plan’s projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements. The Company reviews the assumptions annually and makes any necessary changes. The following is a discussion of the most significant estimates and assumptions used in connection with the Company's U.S. employee benefit plans. See Item 8. Financial Statements and Supplementary Data under Note 14 — Employee Benefits of this Annual Report on Form 10-K for additional information on the Company’s benefit plans.
The expected return on plan assets for the Company's U.S. defined benefit pension plan for 2005 was 8.75 percent and for the defined benefit postretirement plan was 7.75 percent. The fair value of plan assets in the Company's U.S. pension and postretirement benefit plans comprise approximately 74 percent of the fair value of all Company defined benefit plan assets. The expected return reflects the average rate of earnings expected on the funds invested to provide for the benefits included in the benefit obligations. The expected return was developed using forward-looking return assumptions for equity and fixed income asset classes taking into consideration the plan’s mix of actively and passively managed investments. The expected return developed in 2005 was 25 basis points lower than the expected return of 9 percent developed in 2004. The expected return for the postretirement benefit plan is based on the expected return for the U.S. pension plan, reduced by one percent to reflect an estimate of additional administrative costs. A one-percentage point change in the expected return on plan assets would result in an increase or decrease in employee benefit costs of approximately $2.
The discount rate reflects the current rate at which the benefit plan liabilities could be effectively settled considering the timing of expected payments for plan participants. The discount rate used for the U.S. pension and postretirement benefit plans decreased to 5.5 percent in 2005 from 5.75 percent in 2004 due to changes in market interest rate conditions. The discount rate for the U.S. plans, which comprise approximately 70 percent of the Company’s benefit plan obligations, is based on the Moody’s Aa Corporate Bond Index. The reasonableness of the discount rate was verified through the use of a cash flow model that calculated a discount rate by matching the estimated plan cash flows to the average of pension yield curves constructed of a large population of high quality non-callable corporate bonds. If the discount rate were to decrease by one percent for the U.S. pension and postretirement plans, the plan liabilities would increase by approximately $33 and the expense would increase by approximately $2.
The most important estimate associated with the Company's postretirement plan is the assumed health care cost trend rate. A one-percentage point change in this estimate would increase or decrease the benefit obligation by approximately $9 and the expense would increase or decrease by approximately $1.
Based on the Company's U.S. defined benefit pension plan's current assets and liabilities and using the current statutory minimum funding requirements and interest rates, including the provisions of the Pension Protection Act of 2006, no employer contributions to the pension fund would be required until the years 2009 and 2010 when contributions of approximately $3, and $11 would be required, respectively. Any changes to the assumptions described above or statutory changes including the current IRS methodology would have a significant impact on this estimate.

Derivative Financial Instruments and Hedging Activity The Company, as a result of its global operating and financing activities, is exposed to changes in interest rates and foreign currency exchange rates that may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rates and foreign currency exchange rates primarily through its use of derivatives. The Company enters into financial derivative instruments only for the purpose of minimizing those risks and thereby reducing volatility in income. Derivative instruments utilized as part of the Company's risk management strategy may include interest rate swaps, locks and caps, and foreign exchange forward contracts and options. All derivatives are recognized on the balance sheet at fair value. The Company establishes the fair value of its derivatives using quoted market prices, which is the preferred method of establishing fair value as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company uses the quoted market price of an instrument with similar characteristics if none exists for its derivative. Additionally, the Company may also use prescribed valuation techniques such as discounted future cash flows, option pricing models or matrix pricing models to establish fair value in the event quoted market prices of the derivative or of an instrument with similar characteristics are not available. The fair value (also the carrying value) of foreign exchange instruments and interest rate instruments were each a net payable of $2 as of December 31, 2005 and a net receivable of $2 and a net payable of less than $1, respectively, at December 25, 2004. The Company does not employ leveraged derivative instruments, nor does it enter into derivative instruments for trading or speculative purposes. In using derivative instruments, the Company is exposed to credit risk. The Company's derivative instrument counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty risk by requiring specific minimum credit standards, diversification of counterparties, and by regularly monitoring credit ratings of its counterparties.

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

New Accounting Guidance In December 2004, the Financial Accounting Standards Board (FASB) issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) which replaced FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires companies to recognize compensation cost relating to share-based payment transactions, including grants of employee stock options, in the financial statements based on the grant date fair value. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R is effective for fiscal periods beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretations of SFAS No. 123R and the valuation of share-based payments for public companies. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective application method. Under this method, the Company will apply SFAS No. 123R for new awards granted after the adoption of SFAS No. 123R and any unvested portion of awards that were granted prior to the adoption of SFAS No. 123R. The Company will apply the Black-Scholes model to estimate the fair value of share-based payments to employees, which will then be amortized on a ratable basis over the requisite service period. The Company estimates the impact of new stock-based compensation programs and the adoption of SFAS No. 123R requiring the expensing of stock options will be approximately $13 before taxes in 2006. This compares to a previous estimate of approximately $23 before taxes. The revised estimate reflects the postponement of the 2006 annual stock option grant due to the delay in the Company’s filing of this Annual Report on Form 10-K. The Company’s annual grant typically occurs during the first quarter of each fiscal year. The current estimate is also based on assumptions regarding a number of subjective variables, which include estimating the expected term of stock options and the current volatility of the Company’s stock price.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will become effective for the Company's fiscal year beginning January 1, 2006.
In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (FSP FAS 143-1), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts the law. The obligation arising from the adoption by all EU-member countries in which the Company conducts business did not have a material effect on the Company's financial condition or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact FIN 48 will have on its results of operations and financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect, if any, on its financial position or results of operations.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position, which is consistent with the measurement date for the Company’s defined benefit plans. SFAS No. 158 made no changes to the recognition of expense. SFAS No. 158 will be effective as of the fiscal year ending December 30, 2006. The Company has not yet completed its evaluation of the tax effect of adoption of SFAS No. 158. Based on the year-end measurement of plan assets and liabilities, the impact of adopting the provisions of SFAS No. 158, before any tax effect, is expected to be an increase in total liabilities of approximately $12.3, a decrease in total assets of approximately $0.4 and a decrease in accumulated other comprehensive income of approximately $12.7. The decrease in accumulated other comprehensive income will be reported in total shareholders’ equity, net of any tax benefits (including the impact of any valuation allowance deemed appropriate), with the tax benefits reported in deferred tax assets. The adoption of SFAS No. 158 has no impact on financial covenant compliance included in the Company’s debt agreements.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words “anticipate”, “appears”, “foresee”, “should”, “expect”, “estimate”, “project”, “will”, “are likely” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future Company performance, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions and in many cases those with a material impact, have, in many but not all cases, been identified in connection with specific forward-looking statements. Forward-looking statements are subject to risks and uncertainties including, without limitation: the inability of the Company to achieve the various marketing and selling objectives described above or to achieve the stabilization of expenses described above; the inability to successfully return the Company’s lens care products to certain markets; changes in the competitive landscape; the inability to recoup lost market share; general global and local economic, political and sociological conditions including, without limitation, periods of localized disease outbreak and the effect on economic, commercial, social and political systems caused by natural disasters (such as, without limitation, earthquakes, hurricanes/typhoons, tornadoes and tsunamis); changes in such conditions; the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the Company’s businesses compete; effects of war or terrorism; changing currency exchange rates; the general political climate existing between and within countries throughout the world; events affecting the ability of the Company to timely deliver its products to customers, including those which affect the Company’s carriers’ ability to perform delivery services; changing trends in practitioner and consumer preferences and tastes; changes in technology; medical developments relating to the use of the Company’s products; competitive conditions, including entries into lines of business of the Company by new or existing competitors, some of whom may possess resources equal to or greater than those of the Company; the impact of product performance or failure on other products and business lines of the Company; success of the Company's compliance initiatives to detect and prevent violations of law or regulations; the results of pending or future investigations by the Company of alleged failure of the Company to comply with applicable laws or regulations; legal proceedings initiated by or against the Company, including those related to securities and corporate governance matters, products and product liability, commercial transactions, patents and other intellectual property, whether in the United States or elsewhere throughout the world; the impact of Company performance on its financing costs; enactment of new legislation or regulations or changes in application or interpretation of existing legislation or regulations that affect the Company; changes in government regulation of the Company’s products and operations; changes in governmental laws and regulations relating to the import and export of products; government pricing changes and initiatives with respect to healthcare products in the United States and throughout the world; changes in private and regulatory schemes providing for the reimbursement of patient medical expenses; changes in the Company’s credit ratings or the cost of access to sources of liquidity; the Company’s ability to maintain positive relationships with third-party financing resources; the financial well-being and commercial success of key customers, development partners and suppliers; changes in the availability of and other aspects surrounding the supply of raw materials used in the manufacture of the Company’s products; changes in tax rates or policies or in rates of inflation; the uncertainty surrounding the future realization of deferred tax assets; changes in accounting principles and the application of such principles to the Company; the performance by third parties upon whom the Company relies for the provision of goods or services; the ability of the Company to successfully execute marketing strategies; the ability of the Company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies in the United States and throughout the world; the ability of the Company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations in the United States and throughout the world; investment in research and development; difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products; the successful completion and integration of acquisitions by the Company; the successful relocation of certain manufacturing processes; the Company’s implementation of changes in internal controls; the Company’s success in the process of management testing, including the evaluation of results, and auditor attestation of internal controls, as required under the Sarbanes-Oxley Act of 2002; the occurrence of a material weakness in the Company’s internal controls over financial reporting, which could result in a material misstatement of the Company’s financial statements; the Company’s ability to correct any such weakness; the Company’s success in introducing and implementing its enterprise-wide information technology initiatives, including the corresponding impact on internal controls and reporting; the effect of changes within the Company’s organization, including the selection and development of the Company’s management team and such other factors as are described in greater detail in the Company’s filings with the Securities and Exchange Commission, including, without limitation, Item I-A. Risk Factors of this 2005 Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The section entitled Market Risk as set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Statements of Income

For the Years Ended December 31, 2005, December 25, 2004 and December 27, 2003 Dollar Amounts in Millions - Except Per Share Data	2005	2004 (Restated)	2003 (Restated)
Net Sales	$2,353.8	$2,233.5	$2,018.5

Costs and Expenses
Cost of products sold	983.1	929.2	856.8
Selling, administrative and general	909.7	862.7	789.9
Research and development	177.5	162.5	149.9
Reversal of restructuring charges	-	-	(6.3)
	2,070.3	1,954.4	1,790.3
Operating Income	283.5	279.1	228.2

Other (Income) Expense
Interest and investment income	(20.1)	(13.8)	(15.7)
Interest expense	52.8	49.6	55.2
Foreign currency, net	4.4	0.6	13.4
	37.1	36.4	52.9
Income before Income Taxes and Minority Interest	246.4	242.7	175.3
Provision for income taxes	221.4	83.8	65.3
Minority interest in subsidiaries	5.8	5.0	3.1
Income before Cumulative Effect of Change in Accounting Principle	19.2	153.9	106.9

Cumulative Effect of Change in Accounting Principle, Net of Taxes	-	-	(0.9)
Net Income	$19.2	$153.9	$106.0

Basic Earnings (Loss) Per Share:
Before Cumulative Effect of Change in Accounting Principle	$0.36	$2.94	$2.04
Cumulative Effect of Change in Accounting Principle	-	-	(0.02)
	$0.36	$2.94	$2.02
Average Shares Outstanding - Basic (000s)	53,146	52,433	52,426

Diluted Earnings (Loss) Per Share:
Before Cumulative Effect of Change in Accounting Principle	$0.35	$2.83	$2.00
Cumulative Effect of Change in Accounting Principle	-	-	(0.02)
	$0.35	$2.83	$1.98
Average Shares Outstanding - Diluted (000s)	55,684	54,504	53,519
See Notes to Financial Statements

Balance Sheets

December 31, 2005 and December 25, 2004 Dollar Amounts in Millions - Except Per Share Data	2005	2004 (Restated)
Assets
Cash and cash equivalents	$720.6	$501.8
Trade receivables, less allowances of $16.2 and $22.1, respectively	491.7	511.4
Inventories, net	219.8	212.1
Other current assets	124.6	108.6
Deferred income taxes	71.2	112.1
Total Current Assets	1,627.9	1,446.0

Property, Plant and Equipment, net	604.4	580.8
Goodwill	799.0	682.2
Other Intangibles, net	273.8	204.3
Other Long-Term Assets	100.3	106.9
Deferred Income Taxes	11.0	25.6
Total Assets	$3,416.4	$3,045.8

Liabilities and Shareholders' Equity
Notes payable	$0.2	$2.6
Current portion of long-term debt	161.2	100.8
Accounts payable	88.1	94.8
Accrued compensation	126.0	153.3
Accrued liabilities	495.5	453.2
Federal, state and foreign income taxes payable	137.7	109.6
Deferred income taxes	1.5	3.7
Total Current Liabilities	1,010.2	918.0

Long-Term Debt, less current portion	831.2	543.3
Other Long-Term Liabilities	145.9	131.9
Deferred Income Taxes	120.7	75.2
Total Liabilities	2,108.0	1,668.4

Minority Interest	24.5	14.6

Commitments and Contingencies (Note 17)

Common Stock, par value $0.40 per share, 200 million shares authorized 60,427,172 shares issued (60,340,522 shares in 2004)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 253,699 shares issued (443,584 shares in 2004)	-	-
Capital in Excess of Par Value	102.4	105.6
Common and Class B Stock in Treasury, at cost, 6,741,731 shares (7,888,001 shares in 2004)	(356.3)	(409.2)
Retained Earnings	1,471.6	1,480.4
Accumulated Other Comprehensive Income	50.9	167.8
Other Shareholders' Equity	(8.8)	(5.9)
Total Shareholders' Equity	1,283.9	1,362.8
Total Liabilities and Shareholders' Equity	$3,416.4	$3,045.8

See Notes to Financial Statements

Statements of Cash Flows
For the Years Ended December 31, 2005, December 25, 2004 and December 27, 2003 Dollar Amounts in Millions	2005	2004 (Restated)	2003 (Restated)
Cash Flows from Operating Activities
Net Income	$19.2	$153.9	$106.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	98.5	99.4	98.8
Amortization	27.3	24.9	25.6
Reversal of restructuring charges	-	-	(6.3)
Deferred income taxes	93.2	(21.4)	(21.5)
Stock-based compensation expense	5.3	10.2	10.7
Tax benefits associated with exercise of stock options	16.9	16.1	-
Gain from sale of investments available-for-sale	-	(0.3)	-
Loss on divestiture of German Woehlk contact lens business	2.3	-	-
Loss on retirement of fixed assets	2.4	11.0	3.2
Changes in Assets and Liabilities
Trade receivables	5.4	(18.9)	(13.7)
Inventories	(16.3)	11.9	16.0
Other current assets	(17.2)	11.9	7.9
Other long-term assets, including equipment on operating lease	(2.7)	(21.6)	(11.1)
Accounts payable and accrued liabilities	(31.9)	59.3	(3.8)
Income taxes payable	27.7	(24.4)	27.7
Other long-term liabilities	9.3	(27.5)	12.9
Net Cash Provided by Operating Activities [1]	239.4	284.5	252.4

Cash Flows from Investing Activities
Capital expenditures	(116.0)	(118.9)	(91.5)
Net cash paid for acquisition of businesses and other intangibles	(236.7)	(2.1)	(6.4)
Purchase of available-for-sale securities	-	(43.4)	(19.7)
Cash received from sale of investments available-for-sale	-	44.0	19.7
Other	(0.4)	(1.3)	3.8
Net Cash Used in Investing Activities	(353.1)	(121.7)	(94.1)

Cash Flows from Financing Activities
Repurchases of Common and Class B shares	(45.1)	(79.0)	(72.0)
Exercise of stock options	69.6	77.8	12.1
Net repayments of notes payable	(2.1)	0.3	(1.1)
Repayment of long-term debt	(325.7)	(196.6)	(200.7)
Proceeds from issuance of debt	676.7	0.1	210.1
Cash paid to minority interests	(3.8)	(4.2)	(4.5)
Payment of dividends	(28.1)	(27.6)	(27.7)
Net Cash Provided by (Used in) Financing Activities	341.5	(229.2)	(83.8)

Effect of exchange rate changes on cash and cash equivalents	(9.0)	5.6	23.0
Net Change in Cash and Cash Equivalents	218.8	(60.8)	97.5

Cash and Cash Equivalents, Beginning of Year	501.8	562.6	465.1
Cash and Cash Equivalents, End of Year	$720.6	$501.8	$562.6

Supplemental Cash Flow Disclosures
Cash paid for interest	$44.9	$48.3	$57.4
Net cash payments for income taxes	82.1	115.2	58.2

Supplemental Schedule of Non-Cash Financing Activities
Dividends declared but not paid	$7.1	$6.9	$6.8

1 Exclusive of acquisitions.

See Notes to Financial Statements

        Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2005, December 25, 2004 (Restated) and December 27, 2003 (Restated) Dollar Amounts in Millions
	Total	Common and Class B Stock [1,2]	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Compre-hensive (Loss) Income	Other Shareholders' Equity
Balance at December 28, 2002 (As reported)	$1,017.8	$24.1	$102.2	$(359.8)	$1,298.9	$(38.5)	$(9.1)
Impact of Restatement	(12.5)	-	4.0	(8.3)	(23.3)	15.1	-
Balance at December 28, 2002 (Restated)	$1,005.3	$24.1	$106.2	$(368.1)	$1,275.6	$(23.4)	$(9.1)
Components of comprehensive income
Net income	106.0	-	-	-	106.0	-	-
Currency translation adjustments	123.5	-	-	-	-	123.5	-
Net loss on cash flow hedges	(0.2)	-	-	-	-	(0.2)	-
Reclassification adjustment into net income for net loss on cash flow hedges	3.2	-	-	-	-	3.2	-
Minimum additional pension liability	4.4	-	-	-	-	4.4	-
Total comprehensive income [3]	236.9
Net change in shares under employee plans (106,426 shares) [4]	(0.6)	-	3.2	-	-	-	(3.8)
Treasury shares issued under employee plans (460,056 shares)	15.6	-	-	15.6	-	-	-
Treasury shares repurchased (1,758,796 shares)	(72.0)	-	-	(72.0)	-	-	-
Activity related to deferred stock awards held by the rabbi trust under a deferred compensation program [5]	(1.7)	-	-	(1.7)	-	-	-
Amortization of unearned compensation	4.8	-	-	-	-	-	4.8
Dividends [6]	(27.5)	-	-	-	(27.5)	-	-
Balance at December 27, 2003 (Restated)	$1,160.8	$24.1	$109.4	$(426.2)	$1,354.1	$107.5	$(8.1)
Components of comprehensive income
Net income	153.9	-	-	-	153.9	-	-
Currency translation adjustments	63.7	-	-	-	-	63.7	-
Reclassification adjustment into net income for net loss on cash flow hedges	1.9	-	-	-	-	1.9	-
Minimum additional pension liability	(5.3)	-	-	-	-	(5.3)	-
Total comprehensive income [3]	214.2
Net change in shares under employee plans (45,300 shares) [4]	(6.3)	-	(4.1)	-	-	-	(2.2)
Treasury shares issued under employee plans (1,986,353 shares)	97.6	-	-	97.6	-	-	-
Treasury shares repurchased (1,293,625 shares)	(79.2)	-	-	(79.2)	-	-	-
Activity related to deferred stock awards held by the rabbi trust under a deferred compensation program [5]	(1.1)	-	0.3	(1.4)	-	-	-
Amortization of unearned compensation	4.4	-	-	-	-	-	4.4
Dividends [6]	(27.6)	-	-	-	(27.6)	-	-
Balance at December 25, 2004 (Restated)	$1,362.8	$24.1	$105.6	$(409.2)	$1,480.4	$167.8	$(5.9)
Components of comprehensive income
Net income	19.2	-	-	-	19.2	-	-
Currency translation adjustments	(100.2)	-	-	-	-	(100.2)	-
Reclassification adjustment into net income for net loss on cash flow hedges	3.3	-	-	-	-	3.3	-
Minimum additional pension liability	(20.0)	-	-	-	-	(20.0)	-
Total comprehensive income [7]	(97.7)
Net change in shares under employee plans (89,750 shares)	(10.1)	-	(3.8)	-	-	-	(6.3)
Treasury shares issued under employee plans (1,790,096 shares)	100.9	-	-	100.9	-	-	-
Treasury shares repurchased (600,464 shares)	(44.9)	-	-	(44.9)	-	-	-
Activity related to deferred stock awards held by the rabbi trust under a deferred compensation program	(2.5)	-	0.6	(3.1)	-	-	-
Amortization of unearned compensation	3.4	-	-	-	-	-	3.4
Dividends [6]	(28.0)	-	-	-	(28.0)	-	-
Balance at December 31, 2005	$1,283.9	$24.1	$102.4	$(356.3)	$1,471.6	$50.9[8]	$(8.8)

[1]	There are also 10 thousand shares of $100 par value 4 percent cumulative preferred stock authorized, none of which has been issued.
2      There are also 25 million shares of $1 par value Class A preferred stock authorized, none of which has been issued.
[3]	See Note 2 — Restatement for a discussion of the impact of restatement regarding the components of total comprehensive income.
[4]
Activity reflects restatement adjustments associated with the Company's comprehensive review of its accounting for income taxes. The after-tax impact of these adjustments was $1.5 and $(3.9) for 2003 and 2004, respectively.

5  See Note 2 — Restatement for a discussion regarding the Deferred Compensation Plan matter.
6  Cash dividends of $0.52 per share were declared on Common and Class B stock in 2003, 2004 and 2005.
[7]
Total comprehensive income was reported net of any related tax effects. Amounts of income tax expense for minimum additional pension liability for the year ended December 31, 2005 was $2.3. There was no income tax benefit or expense related to currency translation adjustments and reclassification adjustments for net loss on cash flow hedges as a result of the Company recording a valuation allowance as further discussed in Note 10 — Provision for Income Taxes.

[8]
Accumulated other comprehensive income was $50.9 at December 31, 2005 and included the following accumulated income (loss) amounts: currency translation adjustment, $116.2; net loss on cash flow hedges, $(1.7); and minimum additional pension liability, $(63.6). Accumulated other comprehensive income was $167.8 at December 25, 2004 and included the following accumulated income (loss) amounts: currency translation adjustment, $216.4; net loss on cash flow hedges, $(5.0); and minimum additional pension liability, $(43.6).

See Notes to Financial Statements

Notes to Financial Statements
Dollar Amounts in Millions Except Per Share Data

1. Significant Accounting Policies

Company Operations Bausch & Lomb Incorporated (the Company) is a world leader in the development, manufacture and marketing of eye health products, including contact lenses, contact lens care solutions and ophthalmic surgical and pharmaceutical products.
The Company restated its consolidated financial statements for fiscal years 2003 and 2004 and its financial information for the years ended 2001 and 2002 (including a cumulative increase to 2001 beginning retained earnings of $34.0) and the first and second quarters of 2005. See Note 2 — Restatement for a discussion of the nature of the restatement adjustments and the impact on previously issued financial statements.

Basis of Presentation Throughout the consolidated financial statements and accompanying notes, all referenced amounts related to prior periods reflect the balances and amounts on a restated basis.

Principles of Consolidation The financial statements include all majority-owned U.S. and non-U.S. subsidiaries. The consolidation of non-wholly owned subsidiaries results in the recognition of minority interest on the consolidated Balance Sheets and Statements of Income representing the minority shareholders’ interest in the net assets and net income of such subsidiaries. Intercompany accounts, transactions and profits are eliminated. The fiscal year is the 52- or 53-week period ending the last Saturday in December.

Segment Reporting In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company reports its results consistent with the manner in which financial information is viewed by management for decision-making purposes.
The Company is organized on a regionally based management structure for commercial operations. The research and development and product supply functions of the Company are managed on a global basis. Beginning in 2005, the Company’s engineering function, which had previously been part of the research and development segment, became part of the product supply function. Following the realignment of the engineering function, the Company's segments are the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research & Development organization and the Global Operations & Engineering organization.

Use of Estimates The financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. For example, estimates are used in determining valuation allowances for uncollectible trade receivables, obsolete inventory, deferred income taxes and tax reserves, and in valuing purchased intangible assets. Actual results could differ from those estimates.

Cash Equivalents Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

Inventories Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value to properly reflect inventory at the lower of cost or market. Allowances for excess, slow moving and obsolete inventory were $30.9 and $30.6 as of December 31, 2005 and December 25, 2004, respectively.

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

Goodwill and Other Intangibles The Company’s policy is in accordance with current accounting guidance as prescribed by SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets. The Company accounts and evaluates its goodwill balances and tests them for impairment in accordance with the provisions of SFAS 142. The Company performs an annual impairment test of goodwill during its fourth fiscal quarter and when an event occurs or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying amount. The impairment test compares the carrying value of the Company’s reporting units to their respective fair values. The Company’s business segments have been identified as the reporting units. Fair value is based on the average of the indications of value derived from the income and market approaches, weighted equally. The income approach measures the fair value by discounting expected cash flows by reporting unit to their present value at a rate of return that is commensurate with their inherent risk. The market approach measures the fair value by analyzing and comparing the operating performance and financial condition of public companies within the ophthalmic pharmaceutical industry and companies subject to similar market conditions adjusted for differences in profitability, financial position, products and markets. The Company completed its annual impairment test on each of its reporting units during the fourth quarters of 2005 and 2004. As the carrying value (including goodwill) of each of the Company's reporting units was less than their respective fair values, goodwill was not considered to be impaired.
The Company assesses the carrying value of its identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of underlying assets; and significant adverse industry or market economic trends. In the event the carrying value of assets is determined to be unrecoverable, the Company would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value.
On May 15, 2006, the Company announced a worldwide voluntary recall of MoistureLoc lens care solution. As explained in Note 23 — Subsequent Event, the Company determined that this event would more likely than not reduce the fair value of a reporting unit. The Company revised the fair values of each of the reporting units to reflect the anticipated impact of the MoistureLoc recall and concluded that the probability of the voluntary recall reducing the fair value of any reporting unit below its carrying amount was remote. In addition, the Company performed a separate analysis as it relates to its recent acquisition of Freda and determined that the fair value of Freda exceeded its carrying value.

Revenue Recognition and Related Provisions and Allowances The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy (SAB 104), Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and other applicable revenue recognition guidance and interpretations.
The Company markets products in five product categories: contact lens, lens care, pharmaceuticals, cataract and vitreoretinal, and refractive. The Company recognizes revenue for each of these product categories when it is realized or realizable and earned and when substantially all the risks and rewards of ownership have transferred to the customer. Revenue is considered realized and earned when:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the Company's price to its customers is fixed or determinable; and
•	collection of the resulting receivable is reasonably assured.

In addition to the Company’s sales force, distributors and wholesalers are utilized to market and distribute the Company’s products to secondary customers. Revenue from distributors and wholesalers must meet all of the revenue recognition criteria previously discussed. The Company’s revenue recognition policy requires that based on the distributor’s anticipated sell-through, a reasonable base amount of inventory must be established for each distributor or wholesaler that represents a significant amount of the Company’s business. This base amount of inventory is used as a benchmark in assessing total inventory available to secondary customers. In certain transactions with distributors and wholesalers, substantially all the risks and rewards of ownership do not transfer upon delivery and, accordingly, such shipments are accounted for as consignment sales. For the previously described consignment sales, the Company invoices the distributor or wholesaler upon shipment, records deferred revenue at gross invoice sales price and classifies the inventory held by the distributors or wholesalers as consignment inventory at the Company’s cost of such inventory. Deferred revenue for consignment sales was $33.1 and $27.7 as of December 31, 2005 and December 25, 2004, respectively. Balances are included in Accrued Liabilities on the Balance Sheets. Associated consignment inventory was $7.9 and $7.1 as of December 31, 2005 and December 25, 2004, respectively. Balances are included in Inventories on the Balance Sheets. The Company recognizes revenue (net of discounts, rebates, sales allowances and accruals for returns, all of which involve significant estimates and judgments) when the risks and rewards of ownership have transferred but not later than when such inventory is sold to the wholesalers’ or distributors' customers. Also, as explained in the paragraph below entitled Cataract and Vitreoretinal, and Refractive, the Company offers IOLs to surgeons and hospitals on a consignment basis and recognizes revenue when the IOL is implanted during surgery and not upon shipment to the surgeon.
Within each product category the Company has ongoing programs that, under specified conditions, allow customers to return products and, in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, records liabilities for estimated returns and allowances at the time revenue is recognized. The Company's liability for estimated returns considers historical trends, the impact of new product launches, the entry of a competitor, product rationalization and the various terms and arrangements offered, including sales with extended credit terms.
Also, within each product category the Company has established certain customer incentive programs such as cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, and rebates and coupons. The Company records an estimated reduction to revenue for these programs in accordance with Emerging Issues Task Force 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). The Company closely monitors and evaluates customer incentives and other customer programs. Should the Company determine that certain customer programs result in excessive levels of inventory in certain channels of trade (such as retailers, mass merchandisers, wholesalers and distributors) or the risks and rewards have not transferred to the customer, net sales in conjunction with the associated programs would be accounted for as consignment sales.
The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.
Some of the Company's sales programs are unique to a specific product category. These are discussed below.

Lens and Lens Care The contact lens category includes traditional, planned replacement, daily disposable, multifocal, continuous wear and toric soft lenses and rigid gas permeable lenses and materials. These products are marketed to licensed eye care professionals, health product retailers and distributors. The lens care category includes multipurpose solutions, cleaning and conditioning solutions for RGP lenses, re-wetting drops and saline solutions. These products are marketed to licensed eye care professionals, health product retailers, independent pharmacies, drug stores, food stores, mass merchandisers and distributors. The Company offers co-operative advertising programs within the contact lens and lens care categories. These programs are made available to large retailers and mass merchandisers that provide frequent advertising to their customers. The Company also offers manufacturer's coupons and mail-in rebates to end consumers. These programs are recorded as a reduction in revenue at the time the program is offered in accordance with EITF 01-9 as the fair value of the benefit cannot be reasonably estimated or, in the case of coupons and rebates, the Company does not receive a separable identifiable benefit.

Pharmaceuticals The pharmaceuticals category includes generic and proprietary prescription ophthalmic drugs, ocular vitamins, and over-the-counter medications. These products are marketed through the Company's sales force and distributed primarily through wholesalers, with additional sales to independent pharmacies, drug stores, food stores, mass merchandisers, hospitals and distributors. The Company enters into contractual pricing agreements with indirect customers that result in rebates to wholesalers and price protection allowances to certain customers. These rebates and allowances are recorded as a reduction in revenue in accordance with EITF 01-9 as the Company does not receive a separable identifiable benefit.

Cataract and Vitreoretinal, and Refractive The cataract and vitreoretinal category includes intraocular lenses (IOLs), phacoemulsification and vitreoretinal surgical equipment and related disposable products, hand-held surgical instruments, viscoelastics and other products used in cataract and vitreoretinal surgery. The refractive category includes lasers, microkeratomes, diagnostic equipment, other products used in refractive surgery and service fees. These products are marketed to ophthalmic surgeons, hospitals, ambulatory surgery centers or vision centers, and distributors. In these product categories, the Company will market disposable and consumable products either individually or in combination with equipment. If sold in combination with equipment, the Company allocates revenue to the separate revenue elements in accordance with EITF 00-21. Revenues from equipment sales are recorded either at the time risk of loss passes to the customer or, in the case of lasers, upon customer acceptance for outright sales and sales-type leasing arrangements, or over the lease term for operating leases in accordance with SAB 104 and SFAS No. 13, Accounting for Leases. Customer acceptance is evidenced by a certificate of installation. The Company offers 12-month warranties on equipment and records a reserve at the time of sale for the cost associated with the warranty in accordance with SFAS No. 5, Accounting for Contingencies. Also in the cataract and vitreoretinal product category, the Company offers IOLs to surgeons and hospitals on a consignment basis. In accordance with SAB 104, the Company recognizes revenue for consignment inventory when the IOL is implanted during surgery and not upon shipment to the surgeon.

Advertising Expense External costs incurred in producing media advertising are expensed the first time the advertising takes place. At December 31, 2005 and December 25, 2004, $2.8 and $2.2 of deferred advertising costs, respectively, were reported as other current assets representing primarily production and design costs for advertising to be run in the subsequent fiscal year. Advertising expenses of $212.4, $205.7 and $186.3 were included in selling, administrative and general expenses for 2005, 2004 and 2003, respectively. Advertising expense for 2005 included $4.5 of expense associated with an announcement of the voluntary recall of MoistureLoc lens care solution from worldwide markets (see Note 23 — Subsequent Event).

Research and Development Costs Internal research and development costs, which are primarily comprised of direct salaries, external consulting fees and occupancy costs, are expensed as incurred. Third-party research and development costs are expensed as the contracted work is performed. Where certain milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed as the milestone results are achieved, up to the point of certain regulatory approvals. In the event payments are made to third parties subsequent to certain regulatory approvals, they are either expensed or capitalized depending upon the nature of the payment. For example, royalty payments are expensed, whereas payments to purchase an associated intangible asset are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in other intangibles, net of accumulated amortization (see Note 8 — Acquired Intangible Assets).

Legal Fees Legal fees are expensed as incurred.

Stock-Based Compensation The Company has granted stock options to its key employees and non-employee directors under several stock-based compensation plans, with employee grants typically vesting ratably over three years and expiring ten years from the date of grant. Vesting is contingent upon a continued employment relationship with the Company. Director stock option grants are made pursuant to a formula and are vested 100 percent after one year. In addition, the Company issues restricted stock awards to officers and other key personnel with vesting periods up to seven years based on continued employment until applicable vesting dates and, prior to 2005, the attainment of specific performance goals. The Company measures stock-based compensation for option grants under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, given the fixed nature of the equity instruments granted under such plans, no compensation cost has been recognized other than for restricted stock awards. Compensation expense for restricted stock awards is recorded based on applicable vesting criteria, and for those awards with performance goals, as such goals are met. The Company's net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates using the Black-Scholes option-pricing model in accordance with SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure:

		2004	2003
	2005	(Restated)	(Restated)
Net income, as reported	$19.2	$153.9	$106.0
Stock-based compensation cost included in reported net income, net of tax[2]	3.3[1]	6.2[1]	6.5[1]
Stock-based compensation cost determined under the fair value method for all awards, net of tax[2]	(16.6)[1]	(18.0)[1]	(16.8)[1]
Pro forma net income	$5.9	$142.1	$95.7

Basic earnings per share:
As reported	$0.36	$2.94	$2.02
Pro forma	0.11	2.71	1.83

Diluted earnings per share:
As reported	$0.35	$2.83	$1.98
Pro forma	0.11	2.61	1.79

[1]	Amounts reflect the deferred compensation plan restatement adjustments net of tax (see Note 2 — Restatement for further discussion).
[2]	Net of tax amounts were calculated using the U.S. statutory rate (38.3% in 2005 and 39.0% in 2004 and 2003).

The Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment on January 1, 2006 (see New Accounting Guidance below for further discussion). See Note 15 — Employee Stock Plans for further discussion regarding the Company’s long-term incentive plan and its provisions.

Comprehensive Income The Company defines comprehensive income as net income plus the sum of currency translation adjustments, unrealized gains/losses on derivative instruments, unrealized holding gains/losses on securities and minimum pension liability adjustments (collectively "other comprehensive income") and presents comprehensive income in the Statements of Changes in Shareholders' Equity.

Investments in Debt and Equity Securities At the end of 2005 and 2004, the Company held investments in equity securities, which are accounted for using the cost method of accounting. Cost method investments that do not have a readily determined market value, and for which the Company does not have the ability to exercise significant influence, are reviewed periodically for events or changes in circumstances that may have a significant adverse effect on the carrying amount of the investment. Examples of events or circumstances that may indicate that an investment is impaired include, but are not limited to, a significant deterioration in earnings performance; a significant adverse change in the regulatory, economic or technological environment of an investee; or a significant doubt about an investee’s ability to continue as a going concern. If the Company determines that impairment exists and it is other-than-temporary, the carrying value of the investment would be reduced to its estimated fair value and an impairment loss would be recognized in its consolidated Statements of Income. The carrying amounts of these investments were $5.9 and $5.5 as of December 31, 2005 and December 25, 2004, respectively, and are reported in other long-term assets in the accompanying Balance Sheets. The Company bought and sold auction rate securities and variable-rate demand notes for the same principal amounts totaling $43.4 and $19.7 during 2004 and 2003, respectively. At the end of 2005 and 2004, the Company had no investments in debt securities.

Foreign Currency For most subsidiaries outside the United States, the local currency is the functional currency, and translation adjustments are accumulated as a component of other comprehensive income. The accumulated income balances of currency translation adjustments were $116.2, $216.4 and $152.7 at the end of 2005, 2004 and 2003, respectively.
For subsidiaries that operate in U.S. dollars, the U.S. dollar is the functional currency, and gains and losses that result from remeasurement are included in income. Foreign currency translation resulted in a loss of $1.5 in 2005, and gains of $16.6 and $4.3 in 2004 and 2003, respectively.
The Company hedges certain foreign currency transactions, firm commitments and net assets of certain non-U.S. subsidiaries by entering into foreign exchange forward contracts. Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded in income. The effects of foreign currency transactions, including related hedging activities, were losses of $2.9, $17.2 and $17.7 in 2005, 2004 and 2003, respectively.

Derivative Financial Instruments and Hedging Activity In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company records all derivative instruments on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current income unless the instruments have been designated as cash flow or net investment hedges, in which case such changes are recorded in other comprehensive income. The Company does not apply hedge accounting to contracts that offset foreign exchange exposures related to foreign currency denominated assets and liabilities because they are marked to market through income at the same time that the exposed asset/liability is remeasured through income; both are recorded in foreign exchange loss (gain).
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
The Company may enter into foreign currency derivatives to protect itself from variability in cash flows associated with recognized foreign currency denominated assets or liabilities. Changes in the fair value of the hedging derivative are initially recorded in other comprehensive income, and then recognized in income in the same period(s) in which the hedged transaction affects income.
The Company has numerous investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange rate volatility. To hedge this exposure the Company may utilize foreign exchange forward contracts. Net investment hedges are implemented for material subsidiaries on a selective basis. The effective portion of the change in fair value of the hedging instrument is reported in the same manner as the translation adjustment for the hedged subsidiary; namely, reported in the cumulative translation adjustment section of other comprehensive income. The fair value of the derivative attributable to changes between the forward rate and spot rate is excluded from the measure of hedge effectiveness and that difference is reported in income over the life of the contract. The Company evaluates its hedges of net investments in foreign subsidiaries quarterly for effectiveness and adjusts the value of hedge instruments or redesignates the hedging relationship as necessary.
The Company enters into foreign exchange forward contracts, with terms normally lasting less than six months, to hedge against foreign currency transaction gains and losses on foreign currency denominated assets and liabilities based on changes in foreign currency spot rates. Although allowable, a hedging relationship for this risk has not been designated, as designation will not achieve different financial reporting results. Foreign exchange forward contracts within this category are carried on the balance sheet at fair value with changes in fair value recorded in income.

Deferred Tax Assets and Reserves The Company evaluates the recoverability of its deferred tax assets on an ongoing basis. This evaluation includes assessing the available positive and negative evidence to determine whether, based on its judgment, the Company believes the assets, or some portion thereof, are more likely than not to be realized. To the extent the Company does not believe the assets will more likely than not be realized, a valuation allowance is recorded. In determining whether, and to what extent, a valuation allowance is required, the Company considers whether it will have sufficient taxable income in the appropriate period and jurisdiction that is also of the appropriate character. Potential sources of taxable income that are evaluated include: (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies that would be implemented, if necessary. Should the Company determine that it is more likely than not it will realize its deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance. Generally, this would result in a corresponding increase to income. Conversely, if the Company determined that it would not be able to realize its deferred tax assets, an adjustment would be required to increase the valuation allowance. Generally, this would result in a decrease to income. Additional tax expense or (benefit) related to changes in the valuation allowance were $121, $21 and $(2) in 2005, 2004 and 2003, respectively.
In the normal course of business, the Company is regularly audited by federal, state and foreign tax authorities, and is periodically challenged regarding the amount of taxes due. These challenges include, among other issues, questions regarding the timing and amount of deductions and the allocation of income among various taxing jurisdictions. The Company believes its tax positions comply with applicable tax law and, if challenged, intends to vigorously defend such positions. As the likelihood of successfully defending many of these positions is uncertain, the Company evaluates these positions and records tax reserves when the likelihood of ultimately sustaining a loss is probable, and the amount of such loss is reasonably estimable. The Company's effective tax rate in a given financial statement period could be materially impacted if the Company prevailed in matters for which reserves have been established, or was required to pay amounts in excess of established reserves.

Minority Interest The consolidation of non-wholly owned subsidiaries results in the recognition of minority interest on the consolidated Balance Sheets and Statements of Income representing the minority shareholders’ interest in the net assets and net income of such subsidiaries. The minority interest liability at the end of 2005 and 2004 represented outside interests in non-U.S. commercial and manufacturing joint ventures.

New Accounting Guidance In December 2004, the Financial Accounting Standards Board (FASB) issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) which replaced FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires companies to recognize compensation cost relating to share-based payment transactions, including grants of employee stock options, in the financial statements based on the grant date fair value. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R is effective for fiscal periods beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretations of SFAS No. 123R and the valuation of share-based payments for public companies. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective application method. Under this method, the Company will apply SFAS No. 123R for new awards granted after the adoption of SFAS No. 123R and any unvested portion of awards that were granted prior to the adoption of SFAS No. 123R. The Company will apply the Black-Scholes model to estimate the fair value of share-based payments to employees, which will then be amortized on a ratable basis over the requisite service period. The Company estimates the impact of new stock-based compensation programs and the adoption of SFAS No. 123R requiring the expensing of stock options will be approximately $13.3 before taxes in 2006. This compares to a previous estimate of approximately $23.0 before taxes. The revised estimate reflects the postponement of the 2006 annual stock option grant due to the delay in the Company’s filing of this Annual Report on Form 10-K. The Company’s annual grant typically occurs during the first quarter of each fiscal year. The current estimate is also based on assumptions regarding a number of subjective variables, which include estimating the expected term of stock options and the current volatility of the Company’s stock price.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 will become effective for the Company's fiscal year beginning January 1, 2006.
In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (FSP FAS 143-1), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive) adopted by the European Union (EU). FSP FAS 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts the law. The obligation arising from the adoption by all EU-member countries in which the Company conducts business did not have a material effect on the Company's financial condition or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact FIN 48 will have on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect, if any, on its financial position or results of operations.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position, which is consistent with the measurement date for the Company’s defined benefit plans. SFAS No. 158 made no changes to the recognition of expense. SFAS No. 158 will be effective as of the fiscal year ending December 30, 2006. The Company has not yet completed its evaluation of the tax effect of adoption of SFAS No. 158. Based on the year-end measurement of plan assets and liabilities, the impact of adopting the provisions of SFAS No. 158, before any tax effect, is expected to be an increase in total liabilities of approximately $12.3, a decrease in total assets of approximately $0.4 and a decrease in accumulated other comprehensive income of approximately $12.7. The decrease in accumulated other comprehensive income will be reported in total shareholders’ equity, net of any tax benefits (including the impact of any valuation allowance deemed appropriate), with the tax benefits reported in deferred tax assets. The adoption of SFAS No. 158 has no impact on financial covenant compliance included in the Company’s debt agreements.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

Reclassifications Certain amounts have been reclassified to maintain comparability among the periods presented.

2. Restatement

For the matters discussed below, the Company restated its consolidated financial statements presented in this report as of December 25, 2004 and for fiscal years 2003 and 2004. In addition, the Company restated selected financial data as of 2003, 2002 and 2001 and for fiscal years 2002 and 2001. See Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) and beginning shareholders' equity for the impact of the restatement for periods prior to 2001. The restatement also reflects certain entries that the Company determined, while not individually or in the aggregate material to the periods in which they were recorded or to the relevant periods, are now required to be recorded in the prior periods to which they relate. For the impact of the restated financial results for the first and second quarterly periods of 2005 and the quarterly periods of 2004, see Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited). The nature and impact of these adjustments are described below. The impact of these adjustments is shown in the following tables.

Brazil Matters In September 2005, the Audit Committee of the Board of Directors commenced an independent investigation into allegations of misconduct by the management of the Company’s Brazilian subsidiary, BL Industria Otica, Ltda. (BLIO), which had been reported to the Company’s senior management by a BLIO employee pursuant to the Company’s established compliance program. The Company also voluntarily reported these matters to the staff of the Northeast Regional Office of the SEC, which has commenced an informal inquiry. In connection with the Audit Committee investigation of the BLIO matters, the Company learned that the general manager, the controller and other employees of BLIO, in violation of Company policies, engaged in improper management and accounting practices. The Company also learned certain Brazilian tax authorities had made tax assessments relating to or arising from Brazilian VAT, social contribution, income and certain import-related taxes against BLIO for a total of approximately $33.0 in unpaid taxes, interest and penalties which relate back to various earlier periods. Appropriate reserves relating to these assessments were not reflected by BLIO in its subsidiary financial statements, as required by the Company's established policies and procedures. In addition, the Company learned that BLIO had failed to comply with certain local payroll tax obligations and also mischaracterized approximately $0.6 in expenses to fund an approximately $1.5, unauthorized local pension arrangement for the benefit of the general manager, the controller and other members of local management. The Company conducted a further review of these tax matters, and determined that cumulative after-tax charges in periods prior to 2003 through the first half of 2005 of $27.8 were appropriate. The majority of these charges related to and were recorded in 2001, 2002 and 2003. In October 2006, the Company applied for and expects to be granted amnesty from the state government of Sao Paulo, Brazil as to a portion of the penalties and interest associated with one such assessment. As a result, the Company expects to reverse approximately $20 of approximately $27 of penalties and interest expense that were recorded as part of the financial restatement upon formal notification of cancellation by the state government of Sao Paulo, Brazil.

Asia and Other Revenue Recognition Matters

In late November 2005, following employee reports regarding improper sales practices at the Company’s Korean vision care joint venture, BL Korea, the Audit Committee commenced an independent investigation into revenue recognition practices at BL Korea and engaged an outside law firm to assist with the investigation. The investigation was voluntarily reported to the Northeast Regional Office of the SEC. As a result of the Audit Committee’s independent investigation, the Company determined that from 2002 to 2005 sales management at BL Korea, in violation of the Company’s policies, engaged in improper vision care-related sales practices including, at various times, granting customers improper rights to return product, facilitating product exchanges between customers without properly accounting for such exchanges, failing to properly process product returns and granting excessive credit. As a result of these sales practices which violated Company policies, risk of loss of the product did not properly transfer to customers. The Company has determined that pursuant to GAAP, all BL Korea vision care transactions during this period should be recorded as consignment sales.

In light of the investigations of the Company’s Brazil and Korea subsidiaries, the Company undertook expanded year-end procedures focused on, among other things, revenue recognition and sales practices at certain other subsidiaries. As a result of these procedures, the Company determined that it did not maintain effective controls over certain subsidiaries' relationships with their key distributors, particularly in the Company's Japan and India subsidiaries, and did not maintain effective controls over the installation of refractive laser surgery equipment in multiple locations where the Company does business, to ensure that revenue associated with such distributor and laser sales was recognized in accordance with GAAP. Specifically, the Company determined that the customer arrangements were not adequately reviewed by the appropriate persons at such subsidiaries to identify and provide reasonable assurance regarding the proper application of the appropriate method of revenue recognition. In addition, the Company determined that it did not maintain effective controls to prevent subsidiary management from overriding established financial controls or making errors in the application of policies concerning the accuracy and valuation of accounts receivable and the maintenance of distributor inventory at established threshold levels, as well as regarding administration of credit limits, extensions of credit terms, price discounting, sales returns and exchanges, transfer of the risk of ownership, and sales order entry and control. The Company’s restatement of prior-period financial statements includes additional adjustments relating to revenue recognition for the following matters: the BL Korea vision care sales discussed previously; certain refractive laser sales; certain vision care transactions with a single distributor in Thailand; vision care transactions with two large distributors in Japan; vision care and cataract transactions with the distributor network in India; and the improper handling of certain sales related reserves in China. Of these adjustments, the largest relates to the vision care transactions in Japan which reduced net sales in periods prior to 2003 through the first six months of 2005 by a cumulative total of $12.3 and reduced net earnings by a cumulative total of $5.3. The revenue recognition adjustments for vision care sales in Korea from periods prior to 2003 through the first half of 2005 reduced net sales by a cumulative total of $8.4 and reduced net earnings by a cumulative total of $3.3. All other revenue recognition matter adjustments prior to 2003 through the first six months of 2005 in the aggregate reduced net sales by a cumulative total of $6.7 and reduced net earnings by a cumulative total of $2.5.

Tax Matters In 2005, the Company undertook a comprehensive review of its accounting for income taxes. As a result, the Company’s restatement of prior-period financial statements includes adjustments from periods prior to 2003 through the first six months of 2005 that reduce net earnings by $2.1. These adjustments related primarily to the Company’s determination of deferred income tax assets and liabilities. The most significant adjustment related to the recognition of deferred tax liabilities for outside basis differences in foreign subsidiaries where the earnings of such subsidiaries are not permanently re-invested. This adjustment reduced net earnings by $27.8, the majority of which was recorded prior to 2003. The Company also determined that it had not properly reconciled the tax effects of differences between its financial reporting and tax-based balance sheets to the reported deferred tax assets and liabilities. This adjustment increased net earnings for periods prior to 2003 through the first six months of 2005 by $21.3. In addition, the Company determined that it did not properly account for deferred income tax assets and liabilities related to certain acquired entities, which required an adjustment in periods prior to 2003, and did not properly assess the realizability of certain tax attributes in determining its valuation allowance needs, which required adjustments primarily in periods prior to 2003 and in 2004. These adjustments increased earnings for periods prior to 2003 through the first six months of 2005 by $23.8. Other adjustments related to income taxes payable and income tax expense were also required. These adjustments related primarily to the determination of 2001 income tax related to the Company’s discontinued Eyewear business and the determination of reserves for uncertain tax positions, which reduced net earnings for periods prior to 2003 through the first six months of 2005 by $9.4 and $5.3, respectively. Adjustments from periods prior to 2003 through the first six months of 2005 for other tax matters reduced earnings by $4.7.

Deferred Compensation Plan The Company determined that the liability associated with the deferral of certain Company stock under its approved Long-Term Deferred Compensation Plan should have been marked to market. Under the Plan, employees have the opportunity to defer stock awards granted under the Company's Long-Term Incentive Plan. Deferred stock awards are held in a rabbi trust and diversification is not permitted. Although it was the Compensation Committee's and the Company’s intention to settle the liability only in shares of the Company’s stock, the Plan document included a clause which allowed the Company to pay the participant upon distribution in Company stock or, at the sole option of the Company, in cash, based upon the market value of the Company Common stock at the time of distribution. EITF 97-14: Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, outlines four potential scenarios for deferred compensation arrangements and how the obligations and assets held in trust should be accounted for. As the Company’s Plan did not permit diversification and may be settled by the delivery of cash or shares of the Company’s stock, the deferred compensation obligation should be classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost, to reflect the changes in the fair value of the amount owed to the employee. Stock held by the rabbi trust should be classified in equity in a manner similar to the manner in which treasury stock is accounted for and subsequent changes in the fair value of the Company’s stock are not recognized. The Company's restatement of prior-period financial statements includes adjustments from periods prior to 2003 through the first six months of 2005 that reduce net earnings by a cumulative total of $6.2. In May 2006, the Company amended the Plan requiring all future distributions of participant deferrals of stock awards be settled only in shares of Company stock, eliminating the sole option of the Company to settle in cash, and thereby eliminating the requirement under GAAP to recognize subsequent changes in the fair value of Company stock.

Other Items In the course of completing the Audit Committee's previously discussed BL Korea investigation, evidence was discovered that indicated managers in the Company's Asian operations improperly recorded reserve account entries. Therefore, the Audit Committee undertook an investigation into the timing and appropriateness of reserve entries. As a result, the Company has recorded in its financial statements from periods prior to 2003 through the first six months of 2005 cumulative adjustments to net earnings of less than $1 in the aggregate, all of which relate to the Asia Region, for Japan subsidiary litigation reserves and other Asia business-related reserves. In addition, the Company reviewed all significant accounting entries, including out-of-period adjustments, made in the periods covered by the restatement and determined that a number of adjustments were not in accordance with GAAP or belonged in different quarterly periods within the restated periods. The largest of these adjustments related to the reversal of approximately $13.5 of currency translation adjustments (CTA) which had been released to income upon liquidation of certain of the Company's subsidiaries. These transactions should have been viewed as a change in functional currency, rather than as a liquidation. The remaining adjustments, in the aggregate, increased net earnings by a cumulative total of $3.4. In addition, the Company identified certain amounts that were immaterial both individually and in the aggregate from both a quantitative and qualitative perspective that were not included in the restatement.

The following tables present the impact of the restatement adjustments on the Company’s consolidated Statements of Income for the years ended December 25, 2004 and December 27, 2003:

	For the Year Ended December 25, 2004
	As Previously Reported	Brazil Matters	Asia and Other Revenue Recognition Matters	Tax Matters	Deferred Compensation Plan	Other Items	Restated
Net Sales	$2,232.3	$-	$(2.6)	$-	$-	$3.8	$2,233.5
Costs and Expenses
Cost of products sold	934.9	-	(1.0)	-	-	(4.7)	929.2
Selling, administrative and general	855.3	1.3	-	-	3.1	3.0	862.7
Research and development	162.5	-	-	-	-	-	162.5
	1,952.7	1.3	(1.0)	-	3.1	(1.7)	1,954.4
Operating Income	279.6	(1.3)	(1.6)	-	(3.1)	5.5	279.1
Other (Income) Expense
Interest and investment income	(13.8)	-	-	-	-	-	(13.8)
Interest expense	48.4	1.0	-	-	-	0.2	49.6
Foreign currency, net	(1.8)	0.3	-	-	-	2.1	0.6
	32.8	1.3	-	-	-	2.3	36.4
Income before Income Taxes and Minority Interest	246.8	(2.5)	(1.6)	-	(3.1)	3.1	242.7
Provision for income taxes	82.7	(0.7)	(0.8)	2.1	(1.2)	1.7	83.8
Minority interest in subsidiaries	4.5	-	0.5	-	-	-	5.0
Net Income	$159.6	$(1.8)	$(1.3)	$(2.1)	$(1.9)	$1.4	$153.9
Basic Earnings Per Share	$3.03	$(0.03)	$(0.02)	$(0.04)	$(0.04)	$0.03	$2.94
Diluted Earnings Per Share	$2.93	$(0.03)	$(0.02)	$(0.04)	$(0.04)	$0.03	$2.83

	For the Year Ended December 27, 2003
	As Previously Reported	Brazil Matters	Asia and Other Revenue Recognition Matters	Tax Matters	Deferred Compensation Plan	Other Items	Restated
Net Sales	$2,019.5	$-	$(5.4)	$-	$-	$4.4	$2,018.5
Costs and Expenses
Cost of products sold	858.0	-	(1.9)	-	-	0.7	856.8
Selling, administrative and general	782.3	7.4	(0.3)	-	3.7	(3.3)	789.9
Research and development	149.9	-	-	-	-	-	149.9
Restructuring (reversal) charges and asset write-offs	(6.3)	-	-	-	-	-	(6.3)
	1,783.9	7.4	(2.2)	-	3.7	(2.6)	1,790.3
Operating Income	235.6	(7.4)	(3.3)	-	(3.7)	7.1	228.2
Other (Income) Expense
Interest and investment income	(15.7)	-	-	-	-	-	(15.7)
Interest expense	54.2	1.0	-	-	-	-	55.2
Foreign currency, net	0.1	-	-	-	-	13.3	13.4
	38.6	1.0	-	-	-	13.3	52.9
Income before Income Taxes and Minority Interest	197.0	(8.4)	(3.3)	-	(3.7)	(6.2)	175.3
Provision for income taxes	67.0	(0.9)	(0.8)	(0.7)	(1.5)	2.2	65.3
Minority interest in subsidiaries	3.6	-	(0.5)	-	-	-	3.1
Income before Cumulative Effect of Change in Accounting Principle	126.4	(7.5)	(2.1)	0.7	(2.3)	(8.4)	106.9
Cumulative Effect of Change in Accounting Principle, Net of Taxes	(0.9)	-	-	-	-	-	(0.9)
Net Income	$125.5	$(7.5)	$(2.1)	$0.7	$(2.3)	$(8.4)	$106.0
Basic Earnings Per Share	$2.37	$(0.14)	$(0.04)	$0.01	$(0.04)	$(0.16)	$2.02
Diluted Earnings Per Share	$2.34	$(0.14)	$(0.04)	$0.01	$(0.04)	$(0.16)	$1.98

Adjustments identified relating to fiscal years prior to 2003 are reflected in beginning retained earnings in the accompanying Statement of Changes in Shareholders’ Equity. The cumulative impact of these adjusting entries decreased 2003 beginning retained earnings by $23.3 net of tax, and primarily represent adjustments relating to the Brazil matters and the Company's comprehensive review of its accounting for income taxes (see Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited)) for the impact of restatement on individual years.

    The following table presents the impact of the restatement adjustments on the Company’s consolidated Balance Sheets as of December 25, 2004:

	December 25, 2004
	As Previously Reported	Effect of Restatement	Restated
Assets
Cash and cash equivalents	$501.8	$-	$501.8
Trade receivables, less allowances of $22.1	511.4	-	511.4
Inventories, net	204.4	7.7	212.1
Other current assets	95.7	12.9	108.6
Deferred income taxes	67.2	44.9	112.1
Total Current Assets	1,380.5	65.5	1,446.0

Property, Plant and Equipment, net	580.9	(0.1)	580.8
Goodwill	736.3	(54.1)	682.2
Other Intangibles, net	204.3	-	204.3
Other Long-Term Assets	108.7	(1.8)	106.9
Deferred Income Taxes	11.4	14.2	25.6
Total Assets	$3,022.1	$23.7	$3,045.8

Liabilities and Shareholders' Equity
Notes payable	$-	$2.6	$2.6
Current portion of long-term debt	100.8	-	100.8
Accounts payable	93.6	1.2	94.8
Accrued compensation	149.1	4.2	153.3
Accrued liabilities	390.8	62.4	453.2
Federal, state and foreign income taxes payable	97.8	11.8	109.6
Deferred income taxes	0.4	3.3	3.7
Total Current Liabilities	832.5	85.5	918.0

Long-Term Debt, less current portion	543.3	-	543.3
Other Long-Term Liabilities	130.3	1.6	131.9
Deferred Income Taxes	73.6	1.6	75.2
Total Liabilities	1,579.7	88.7	1,668.4

Minority Interest	15.5	(0.9)	14.6

Commitments and Contingencies (Note 17)

Common Stock	24.1	-	24.1
Class B Stock	-	-	-
Capital in Excess of Par Value	103.8	1.8	105.6
Common and Class B Stock in Treasury, at cost	(397.8)	(11.4)	(409.2)
Retained Earnings	1,528.9	(48.5)	1,480.4
Accumulated Other Comprehensive Income	173.8	(6.0)	167.8
Other Shareholders' Equity	(5.9)	-	(5.9)
Total Shareholders' Equity	1,426.9	(64.1)	1,362.8
Total Liabilities and Shareholders' Equity	$3,022.1	$23.7	$3,045.8

Significant adjustments to the balance sheet, reflected above, include the following:

•	The Company's comprehensive review of its accounting for income taxes had the following impact:
•	other current assets increased $12.9, primarily reflecting the reclassification of tax on intercompany profit reserves from current deferred income tax assets to prepaid tax;
•
current deferred income tax assets increased $44.9 primarily reflecting the reconciliation of tax effects on the differences between financial reporting and tax bases in various current assets and liability accounts including inventories $10.3, accrued employee benefits $10.6, and other current liabilities $13.0;

•	goodwill decreased $54.1 reflecting restatement adjustments made to goodwill associated with a 1998 acquisition;
•
non-current deferred income tax assets increased $14.2 primarily reflecting restatement adjustments of $55.5 to deferred tax assets associated with certain acquired entities, partially offset by an adjustment of $45.4 to deferred tax liabilities on earnings of foreign subsidiaries which are not re-invested; and

•	federal, state & foreign income taxes payable increased $11.8, reflecting the adjusted tax liability associated with the restatement adjustments in aggregate.
•
Accrued liabilities increased $62.4 primarily reflecting restatement adjustments made to record deferred consignment revenue of $27.7 for Asia revenue recognition matters, other accrued liabilities of $26.6 for Brazil matters, and deferred compensation liability of $15.3 for the deferred compensation plan matter.

•	Common and Class B stock in treasury, at cost, increased $11.4 reflecting restatement adjustments associated with the deferred compensation plan matter.
•	The $48.5 decrease in retained earnings reflects the cumulative impact of restatement adjustments.

The following table presents the major subtotals for the Company’s Statements of Cash Flows and the related impact of the restatement adjustments discussed above for the years ended December 25, 2004 and December 27, 2003:

	2004		2003
	As Previously Reported	Restated	As Previously Reported	Restated
Net Cash Provided by (Used In):
Operating activities	$280.5	$284.5	$248.2	$252.4
Investing activities	(121.6)	(121.7)	(94.1)	(94.1)
Financing activities	(225.3)	(229.2)	(79.6)	(83.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	5.6	5.6	23.0	23.0
Net Change in Cash and Cash Equivalents	(60.8)	(60.8)	97.5	97.5
Cash and Cash Equivalents, Beginning of Year	562.6	562.6	465.1	465.1
Cash and Cash Equivalents, End of Year	$501.8	$501.8	$562.6	$562.6

    The following table presents the impact of the restatement adjustments discussed above on the Company's consolidated comprehensive income for the years ended December 25, 2004 and December 27, 2003:

	2004		2003
	As Previously Reported	Restated	As Previously Reported	Restated
Net Income	$159.6	$153.9	$125.5	$106.0
Currency Translation Adjustments	70.7	63.7	135.1	123.5
Net Loss on Cash Flow Hedges	-	-	(0.2)	(0.2)
Reclassification Adjustment into Net Income for Net Loss on Cash Flow Hedges	1.9	1.9	1.7	3.2
Minimum Additional Pension Liability	(1.6)	(5.3)	4.7	4.4
Total Comprehensive Income	$230.6	$214.2	$266.8	$236.9

Adjustments to the Company’s consolidated comprehensive income for the years ended December 25, 2004 and December 27, 2003 are mainly attributable to the following:

2004

•	Restated net income decreased from $159.6 to $153.9.
•
Currency translation adjustments decreased from $70.7 to $63.7 primarily as a result of adjustments made as part of the Company's comprehensive review of its accounting for income taxes, of which, $6.3 represents adjustments to tax liabilities recorded under APB 23.

•
The change in minimum additional pension liability increased from $(1.6) to $(5.3) reflecting tax adjustments made as part of the Company’s comprehensive review of its accounting for income taxes as well as other adjustments made for accounting entries not in accordance with GAAP.

2003

•	Restated net income decreased from $125.5 to $106.0.
•
Currency translation adjustments decreased from $135.1 to $123.5 primarily representing adjustments made as part of the Company's comprehensive review of its accounting for income taxes, of which, $10.1 represents adjustments to tax liabilities recorded under APB 23. The decrease in currency translation adjustments as a result of these tax entries was partially offset by a $4.3 increase to currency translation adjustments reflecting a reclassification adjustment related to the reversal of the liquidation of a non-U.S. subsidiary as it was determined that this transaction should have been viewed as a change in functional currency rather than as a liquidation.

•	The change in minimum additional pension liability decreased from $4.7 to $4.4 reflecting tax adjustments made as part of the Company's comprehensive review of its accounting for income taxes.

The notes to the financial statements also reflect the impact of the restatement adjustments discussed above.

3.  Acquisitions

On September 26, 2005, the Company acquired a 55-percent controlling interest in the Shandong Chia Tai Freda Pharmaceutical Group (Freda), the leading ophthalmic pharmaceutical company in China, from Sino Biopharmaceutical Ltd. (Sino). Freda develops, manufactures and markets medications used to treat ocular inflammation and infection, glaucoma and dry eye including the Moisten and Mioclear lines of eye drops. In November 2005, the Company effectively acquired an additional 15-percent interest in Freda held by two other entities for an amount equivalent on a per-share basis to the price paid to Sino. Total purchase price for the Freda acquisition was $254.5, or $248.1 net of cash acquired. Additionally, the Company incurred direct transaction costs of $5.6. As of December 31, 2005, total cash paid for the acquisition (excluding acquisition costs) was $226.8 or $220.4 net of cash acquired. In January 2006, an additional cash payment of $26.6 was made and the remaining $1.1 will be paid no later than January 2009. The acquisition of the 55-percent interest was partially financed with $175.0 of borrowings under the Company's syndicated revolving credit facility, which was repaid in December 2005. The additional 15-percent interest was partially financed with a $26.8 non-U.S. line of credit borrowing, which was repaid in January 2006.
The acquisition brings immediate presence in a rapidly growing market through the broadest ophthalmic pharmaceuticals sales and distribution organization in China. It also provides in-country regulatory expertise and a state-of-the-art manufacturing facility, which management believes should help the Company bring branded products to the Chinese market.
Supplemental pro forma information per SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, are not provided, as the impact of the Freda acquisition did not have a material effect on the Company’s 2005 results of operations, cash flows or financial position. The results of operations of Freda were included in the consolidated financial statements of the Company beginning in the fourth quarter 2005.
The purchase price allocation was substantially complete at the end of 2005. In accordance with the purchase method of accounting, the excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill. As part of the purchase price allocation, $7.8 was recorded as a minority interest liability representing the minority shareholders’ 30-percent interest in Freda. The following table summarizes the fair values of the assets acquired and liabilities assumed in the Freda acquisition:

Current Assets (includes $6.4 of cash acquired) [1]	$26.4
Property, Plant & Equipment	23.8
Other Long-Term Assets	0.9
Intangible Assets Subject to Amortization [2]
Distributor Relationships	57.9
Tradenames	23.7
Technology	7.1
Non-Compete Agreements	1.8
Goodwill	160.5
Total Assets Acquired	302.1

Current Liabilities	20.2
Long-Term Liabilities	14.0
Minority Interest	7.8
Total Liabilities Assumed	42.0

Net Assets Acquired	$260.1

[1]	Includes a purchase accounting adjustment of $1.9 associated with the step-up of inventory which was fully amortized in the fourth quarter of 2005.
[2]
Weighted average remaining useful life of acquired intangible assets were as follows: distributor relationships - 16 years; tradenames - 24 years; technology - 19 years; and non-compete agreements - 3 years.

Consistent with the integration objectives of the acquisition, the Company ascribed $154.9 of goodwill to the Global Operations & Engineering business segment and $5.6 to its Asia business segment. None of the goodwill is deductible for tax purposes.

4.  Earnings Per Share

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
In a given period there may be outstanding stock options considered anti-dilutive as the options' exercise price was greater than the average market price of Common shares during that period and, therefore, excluded from the calculation of diluted earnings per share. Anti-dilutive stock options to purchase approximately 0.1 million shares of Common stock at an exercise price of $83.55 were outstanding at December 31, 2005. Anti-dilutive stock options to purchase 1.1 million shares of Common stock at exercise prices ranging from $61.97 to $72.97 were outstanding at December 25, 2004. At December 27, 2003, anti-dilutive stock options to purchase 3.5 million shares of Common stock with exercise prices ranging from $40.31 to $72.97 were outstanding.
In August 2003, the Company issued $160.0 variable-rate Convertible Senior Notes (Old Notes) due in 2023. The Old Notes were convertible into shares of the Company's Common stock under certain conditions, such as when the closing sale price of the Company's Common stock is greater than 120 percent of the initial conversion price of $61.44 for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of a calendar quarter. In December 2004, the Company completed its offer to exchange up to $160.0 of the Old Notes for an equal amount of its 2004 Senior Convertible Securities due 2023 (New Securities). The terms of the New Securities are consistent with those of the Old Notes except that settlement upon conversion of the New Securities will be paid in cash up to the principal amount of the converted New Securities with any excess of the conversion value settled in shares of the Company's stock. An amount equal to $155.9 of the Old Notes, or 97.4 percent of the outstanding issue, was tendered in exchange for an equal amount of the New Securities. None of the conditions that would permit conversion had been satisfied during fiscal 2004. The conversion right was triggered on June 17, 2005, and the Old Notes and New Securities were convertible at the option of the holder beginning July 1, 2005. In the event a holder elects to convert its note, the Company expects to fund a cash settlement of any such conversion from borrowings under its syndicated revolving credit facility as described in Note 11 — Debt.
The exchange of the majority of the outstanding Old Notes has essentially eliminated the potential dilution under the provisions of EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. The impact of the Old Notes on the diluted EPS calculation was an adjustment of approximately $0.2 to net income for 2005 and less than $0.1 for 2004 and 2003, representing the interest and amortization expense attributed to the remaining Old Notes. The effects of the Old Notes and the New Securities on dilutive shares for fiscal years 2005, 2004 and 2003 are reflected in the table below.
The following table summarizes the amounts used to calculate basic and diluted EPS:

	2005	2004 (Restated)	2003 (Restated)
Income Before Cumulative Effect of Change in Accounting Principle	$19.2	$153.9	$106.9
Cumulative Effect of Change in Accounting Principle, Net of Taxes	-	-	(0.9)
Net Income	$19.2	$153.9	$106.0

Weighted Average Basic Shares Outstanding (000s)	53,146	52,433	52,426
Effect of Dilutive Shares	1,981	2,004	1,065
Effect of Convertible Senior Notes Shares (Old Notes)	67	67	28
Effect of 2004 Senior Convertible Securities Shares (New Securities)	490	-	-
Weighted Average Diluted Shares Outstanding (000s)	55,684	54,504	53,519

Basic Earnings Per Share	$0.36	$2.94	$2.02

Diluted Earnings Per Share	$0.35	$2.83	$1.98

5.   Business Segment and Geographic Information

The Company is organized on a regionally based management structure for commercial operations. The research and development and product supply functions of the Company are managed on a global basis. Beginning in 2005, the Company’s engineering function, which had previously been part of the research and development segment, became part of the product supply function. The Company's segments, after the realignment of the engineering function, are the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research & Development organization and the Global Operations & Engineering organization.
Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Restructuring charges and charges related to certain significant events, although related to specific segments, are also excluded from management basis results. The accounting policies used to generate segment results are the same as the Company's overall accounting policies. Inter-segment sales were $725.8, $666.9 and $498.6 for the years ended December 31, 2005, December 25, 2004, and December 27, 2003, respectively. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the tables on the following pages.
Segment assets for the three geographic regions represent net trade receivables; net inventories; net property, plant and equipment; goodwill; net intangibles and other current and long-term assets. In the Research & Development organization, assets are comprised of net property, plant and equipment and other current and long-term assets. Assets in the Global Operations & Engineering organization segment include net inventories; net property, plant and equipment; goodwill; net intangibles and other current and long-term assets. Corporate administration assets are mainly cash and cash equivalents; deferred income taxes; net property, plant and equipment and other current and long-term assets not allocated to other segments.

Business Segment The following table presents sales and other financial information by business segment for the years 2005, 2004 and 2003:

	Net Sales	Operating Income	Depreciation and Amortization	Capital Expenditures	Assets[1]
2005
Americas	$1,005.3	$333.0	$8.3	$3.5	$327.9
Europe	859.9	250.8	10.4	3.9	359.9
Asia	488.6	123.6	7.6	4.8	297.8
Research & Development	-	(200.5)	5.3	24.9	54.7
Global Operations & Engineering	-	(131.7)	73.3	70.8	1,344.8
	2,353.8	375.2	104.9	107.9	2,385.1
Corporate administration	-	(89.8)	20.9	8.1	1,031.3
Other significant charges [2]	-	(1.9)	-	-	-
	$2,353.8	$283.5	$125.8	$116.0	$3,416.4

2004 (Restated)
Americas	$960.2	$326.1	$8.7	$3.5	$313.7
Europe	818.9	251.2	16.5	2.8	401.9
Asia	454.4	128.5	5.9	3.7	224.1
Research & Development	-	(180.6)	5.4	12.5	50.8
Global Operations & Engineering	-	(157.2)	69.3	69.4	1,167.5
	2,233.5	368.0	105.8	91.9	2,158.0
Corporate administration	-	(88.9)	18.5	27.0	887.8
	$2,233.5	$279.1	$124.3	$118.9	$3,045.8

2003 (Restated)
Americas	$903.3	$282.6	$13.0	$5.0
Europe	724.4	201.5	16.2	4.2
Asia	390.8	106.1	6.9	3.3
Research & Development	-	(166.1)	6.0	8.1
Global Operations & Engineering	-	(123.1)	73.6	42.7
	2,018.5	301.0	115.7	63.3
Corporate administration	-	(73.5)	8.7	28.2
Restructuring reversal	-	6.3	-	-
Other significant charges [2]	-	(5.6)	-	-
	$2,018.5	$228.2	$124.4	$91.5
[1]	Assets by business segment for 2005 and 2004 reflect restatement adjustments made to goodwill in association with the comprehensive tax review.
[2]
Other significant charges in 2005 represent purchase accounting adjustments related to the acquisition of Freda (see Note 3 — Acquisitions). Other significant charges in 2003 pertain to research and development expense associated with the acquisition of an early-stage pharmaceutical technology.

In each geographic segment, the Company markets products in five product categories: contact lens, lens care, pharmaceuticals, cataract and vitreoretinal, and refractive (see Note 1 — Significant Accounting Policies; Revenue Recognition for a discussion of specific products under each product category). There are no transfers of products between product categories. The following table presents sales by product category for the years 2005, 2004 and 2003:

	Net Sales
	2005	2004 (Restated)	2003 (Restated)
Contact Lens	$728.5	$671.0	$593.2
Lens Care	522.2	523.3	496.5
Pharmaceuticals	584.8	528.2	471.2
Cataract and Vitreoretinal	377.8	358.2	327.1
Refractive	140.5	152.8	130.5
	$2,353.8	$2,233.5	$2,018.5

Geographic Region The following table presents sales and long-lived assets by geography for the years 2005, 2004 and 2003. Sales to unaffiliated customers represent net sales originating in entities physically located in the identified geographic area.

	Non-U.S.	U.S.	Consolidated
2005
Sales to unaffiliated customers	$1,462.8	$891.0	$2,353.8
Long-lived assets	275.5	328.9	604.4

2004 (Restated)
Sales to unaffiliated customers	$1,370.0	$863.5	$2,233.5
Long-lived assets	259.0	321.8	580.8

2003 (Restated)
Sales to unaffiliated customers	$1,204.0	$814.5	$2,018.5
Long-lived assets	234.7	310.0	544.7

No non-U.S. country, or single customer, generated more than 10 percent of total product net sales in 2005. On a restated basis, no non-U.S. country, or single customer, generated more than 10 percent of total product net sales during 2004 or 2003. Long-lived assets represent net property, plant and equipment, of which $92.6, $76.9 and $68.9 of the total non-U.S. long-lived assets for 2005, 2004 and 2003, respectively, were located in Ireland. No other non-U.S. country individually held more than 10 percent of long-lived assets.

6.   Net Investment in Sales-Type and Operating Leases

Transactions that involve surgical equipment manufactured by the Company, whereby the Company grants temporary possession and use of that equipment to a customer, usually for a specified period of time that approximates the equipment's economic life at a periodic charge, are accounted for in accordance with SFAS No. 13, Accounting for Leases. The components of the Company's net investment in sales-type and operating leases as of December 31, 2005 and December 25, 2004 are as follows:

	December 31, 2005	December 25, 2004 (Restated)
Net Investment in Sales-Type Leases
Total minimum lease payments to be received [1]	$30.6	$36.0
Less amounts due from service agreements included in total minimum lease payments	(2.5)	(2.8)
Less allowance for doubtful accounts [1]	(0.4)	(0.6)
Net minimum lease payments receivables	27.7	32.6
Less unearned income [2]	(2.1)	(2.5)
Net investment in sales-type leases	$25.6	$30.1

[1]
The current portion of minimum lease payments receivable and the related allowance for doubtful accounts are included in Trade receivables on the Balance Sheets. Minimum lease payments receivable and the related allowance for doubtful accounts due after one year are included with Other Long-Term Assets.

[2]	The current portion of unearned income is included in Accrued liabilities on the Balance Sheets. Unearned income due after one year is included with Other Long-Term Liabilities.

Minimum future lease payments on sales-type leases are contractually due as follows: 2006, $16.4; 2007, $9.9; 2008, $3.9 and 2009, $0.4 and none thereafter.

	December 31, 2005	December 25, 2004
Net Investment in Operating Leases
Equipment on operating lease	$14.4	$16.5
Less accumulated depreciation	(7.6)	(6.9)
Equipment on operating lease, net	$6.8	$9.6

Net equipment on operating lease is included in Property, Plant and Equipment, net on the Balance Sheets. Equipment on operating lease is depreciated for financial reporting purposes using the straight-line method based on its estimated useful life, as described in Note 1 — Significant Accounting Policies; Property, Plant and Equipment.
Minimum future rentals on operating leases are contractually due as follows: 2006, $0.3; 2007, $0.2; 2008, $0.1 and 2009, $0.1 and none thereafter.
Contingent rentals are received under certain operating leases. Contingent rentals for 2005, 2004 and 2003 amounted to $4.3, $4.2 and $0.8, respectively.

7.   Goodwill

In the fourth quarter of 2005, the Company completed its acquisition of a 70-percent controlling interest in Freda. The purchase price was first allocated to identifiable assets and liabilities based upon their respective fair values. The excess of the purchase price over the value of the identified assets and liabilities has been recorded as goodwill and is reflected in the table below. See Note 3 — Acquisitions for further discussion.

The changes in the carrying amount of goodwill for the years ended December 25, 2004 and December 31, 2005 are as follows:

	Americas	Europe	Asia	Global Operations & Engineering	Research & Development	Total
Balance as of December 27, 2003 (Restated) [1,2]	$38.3	$60.4	$12.5	$544.1	$-	$655.3
Other (primarily currency)	-	3.5	0.7	22.7	-	26.9
Balance as of December 25, 2004 (Restated)	$38.3	$63.9	$13.2	$566.8	$-	$682.2
Acquisition of Freda	-	-	5.6	154.9	-	160.5
Other (primarily currency)	-	(5.8)	(0.7)	(37.2)	-	(43.7)
Balance as of December 31, 2005	$38.3	$58.1	$18.1	$684.5	$-	$799.0

[1]
Due to the Company’s restatement of previously issued financial statements as discussed in Note 2 — Restatement, the amounts originally reported for goodwill prior to December 27, 2003 have changed in the disclosure above. Goodwill associated with a 1998 acquisition was reduced by $51.9 prior to December 31, 2003, representing the net impact of a reduction of $58.0 to reflect findings from a comprehensive review of the Company's accounting for income taxes and an increase of $6.1 to correctly reflect the purchase method of accounting. The adjustments reduced goodwill in the Americas by $8.4 and in Global Operations & Engineering by $43.5. Goodwill in Europe associated with a 2002 acquisition was reduced $1.8 to correctly reflect periodic re-measurement at historical rates. See discussion in Note 2 — Restatement.

[2]
During 2003, the Company acquired additional interests in its commercial and manufacturing joint ventures located in Korea. The $3.5 excess of the purchase price of $6.2 over the value of identifiable assets and liabilities was recorded as goodwill in the Company's Asia business segment.

During the fourth quarter of 2004, the Company reevaluated its allocation of goodwill arising from vertically integrated acquisitions. The Company determined that a portion of the goodwill previously assigned to the Global Operations & Engineering segment related to synergies realized by its commercial operations from vertically integrated acquisitions occurring prior to the beginning of the 2002 fiscal year. As such, the Company reallocated goodwill among the Global Operations & Engineering, Americas, Europe and Asia segments using a relative fair value allocation approach. During the first quarter of 2005, the method used to reallocate goodwill at the end of 2004 was further evaluated and adjusted for the impact of historical changes in exchange rates as a majority of the goodwill is held in non-U.S. legal entities which operate in currencies other than U.S. dollar. The revised carrying value of each of the Company's reporting units, including goodwill, was less than their respective fair values determined in connection with annual impairment tests completed during the fourth quarters of 2003, 2004 and 2005. The revised allocation and adjustments have been reflected in all balances included in the previous table.

8.   Acquired Intangible Assets

In April 2005, the FDA approved the Company's single-indication orphan drug Retisert for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. This FDA approval represents the achievement of a milestone under an agreement with a former partner in the development of implant technology, which triggered a $3.5 obligation. In connection with the settlement of this obligation, the Company capitalized $3.5 for the technology and this amount is reflected in the table below under technology and patents (see Note 9 — Related Party Transaction).
During the first quarter of 2005, the Company paid $12.2 to Pharmos Corporation to acquire additional rights in connection with the FDA approval of Zylet ophthalmic suspension. In March 2005, the Company acquired a license agreement for $0.4 to assume full licensing rights of a Japanese pharmaceutical company to commercialize Lotemax anti-inflammatory eye drops in South Korea. These acquired intangibles are reflected in the following table.
Acquired intangibles in connection with the Freda acquisition consisted of distributor relationships ($57.9), tradenames ($23.7), technology ($7.1) and non-compete agreements ($1.8) and are reflected in the table below (see Note 3 — Acquisitions for further discussion).

    The components of intangible assets as of December 31, 2005 and December 25, 2004 are as follows:

	December 31, 2005		December 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$117.7	$44.3	$97.1	$36.7
Technology and patents	96.1	74.5	86.4	68.9
Developed technology	77.6	20.7	83.6	18.1
Distributor relationships	57.9	0.9	-	-
Intellectual property	38.2	10.6	25.9	7.0
License agreements	36.2	18.4	39.8	18.5
Physician information & customer database	21.8	3.9	24.3	3.6
Non-Compete agreements	1.8	0.2	-	-
	$447.3	$173.5	$357.1	$152.8

Amortization expense of intangibles was $27.3 and $24.9 for 2005 and 2004, respectively. Estimated amortization expense of intangibles presently owned by the Company for each of the next five succeeding fiscal years is as follows:

Fiscal Year Ending	Amount
December 30, 2006	$29.3
December 29, 2007	28.4
December 27, 2008	25.5
December 26, 2009	22.0
December 25, 2010	20.6

9.   Related Party Transaction

In April 2003, the Company advanced $9.3 to Control Delivery Systems (CDS), then a partner in the development of implant technology for treating retinal and other back-of-the-eye diseases in which the Company has an equity interest. Such advances were recoverable through the Company's ability to apply such amounts to future obligations due under an arrangement with CDS to provide research and development (R&D) activities as to certain technologies; the achievement of certain milestones such as the completion of clinical testing, NDA filings, and FDA approvals; royalty payments; or through cash repayment by CDS. In May 2003, the Company and CDS announced a delay of up to three years in the regulatory filing for the diabetic macular edema indication for its proposed Retisert implant. As a result, the Company decided to conduct and directly supervise the day-to-day development and clinical activities after a brief transition period and subsequently announced that it would not at that time pursue approval of the diabetic macular edema indication for the proposed Retisert implant.
The Company primarily based the recoverability of the funds advanced on the future milestones and royalties or repayment by CDS, as CDS was no longer performing R&D activity on the Company's behalf. The Company recorded a $4.1 reserve in the second quarter of 2003 to reflect the uncertainty relative to the achievement of such milestones given that the eventual commercialization was subject to the ordinary risks associated with the development and approval of any FDA regulated product. During the fourth quarter of 2003, the Company renegotiated its arrangement with CDS to formalize the change in the ongoing development and approval process and as a result received $4.0 from CDS.
In June 2004, the Company determined that it had incurred an obligation for an additional $3.0 milestone payment under the original agreement. As such, the $3.0 was applied against funds advanced resulting in a charge to R&D expenses. This charge was partially offset by a decrease in selling, administrative and general expenses to adjust the reserve established in the second quarter of 2003.

In April 2005, the FDA approved the Company's single-indication orphan drug Retisert for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. This FDA approval represented the achievement of a milestone and triggered a $3.5 obligation under the original agreement. The Company capitalized $3.5 for the developed technology, paid $0.7 to CDS and applied $2.8 against the remaining funds previously advanced. Also, the Company recorded a decrease in selling, administrative and general expenses to reverse the remainder of the previously established reserve. On June 28, 2005, the Company advanced a royalty payment of $3.0 to CDS. During the fourth quarter of 2005, the Company recognized approximately $0.4 of royalty expense.
Effective December 31, 2005, CDS merged with pSivida Inc., a wholly owned subsidiary of pSivida Limited. In connection with the merger the Company's 600,000 shares of CDS' common stock (minority equity interest valued at $0 on the Company's balance sheet) were converted into 2,113,694 American Depositary Shares, representing 21,136,940 ordinary shares of pSivida Limited (5.5 percent of such issued and outstanding ordinary shares). There have been no other changes in the Company's relationship or arrangement with CDS.

10.   Provision for Income Taxes

An analysis of the components of income before income taxes and minority interest and the related provision for income taxes is presented below:

	2005	2004 (Restated)	2003 (Restated)
(Loss) income before income taxes and minority interest
U.S.	$(12.3)	$(24.8)	$(33.6)
Non-U.S.	258.7	267.5	208.9
	$246.4	$242.7	$175.3
Provision for income taxes
Federal
Current	$46.8	$28.3	$16.7
Deferred	94.2	(27.9)	(16.6)
State
Current	4.7	2.4	0.5
Deferred	1.9	(2.2)	(1.6)
Foreign
Current	70.8	74.5	63.0
Deferred	3.0	8.7	3.3
	$221.4	$83.8	$65.3

Deferred taxes, detailed below, recognize the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The Company assesses the available positive and negative evidence regarding the recoverability of its deferred tax assets and applies judgment in estimating whether, and how much, of the assets are more likely than not to be realized. In general, deferred tax assets, including carryforwards and other attributes, are reviewed for expected realization and a valuation allowance is established to reduce the assets to their net realizable value. Expected realization is dependent upon sufficient taxable income in the appropriate jurisdiction and period that is also of the appropriate character. The Company has evaluated the availability of such taxable income, the nature of its deferred tax assets and the relevant tax laws in determining the net realizable value of its deferred tax assets. During 2005, the Company established a valuation allowance against its U.S. net deferred tax assets because, based upon the weight of the available positive and negative evidence, including anticipated U.S. losses in early future years and uncertainties surrounding when it will return to U.S. profitability, the Company believes it does not meet the “more likely than not” standard that is applied when determining the net realizable value of deferred tax assets. This adjustment was recorded as a third quarter event because that is the earliest reporting period for which the Company has not filed quarterly results on Form 10-Q. The Company continues to assess the recoverability of its deferred tax assets, including strategies that will enable such assets to be realized, and will reduce the valuation allowance at such time when it is determined that the assets, or some portion thereof, are "more likely than not" to be realized. At December 31, 2005, $0.5 of the year-end valuation allowance balance was recorded to goodwill of an acquired entity and, therefore, if such valuation allowance is reduced, the associated tax benefit will be allocated to reduce goodwill or non-current intangible assets of the acquired entity.
At December 31, 2005, the Company had deferred tax assets related to tax loss carryforwards of $15.5 [$1.5 of non-U.S. net operating losses, $2.0 U.S. federal net operating losses (these losses were acquired by the Company and are subject to certain limitations as a result of the change in ownership) and $12.0 of U.S. state net operating and capital losses] and credit carryforwards of $60.8 ($16.4 of which is related to foreign tax credits and $44.4 related to U.S. federal and state credits) available to offset future tax liabilities otherwise due. Of the $76.3 aggregate deferred tax assets related to these carryforwards, $75.0 will expire between 2006 and 2025, and $1.3 have no expiration. In addition, at December 31, 2005, the Company had cumulative earnings related to non-U.S. subsidiaries of $200.7 that it considered permanently reinvested. Deferred income taxes have not been provided on this income as the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

	Deferred Taxes December 31, 2005		Deferred Taxes December 25, 2004 (Restated)
	Assets	Liabilities	Assets	Liabilities
Current:
Sales and allowance accruals	$45.1	$-	$40.1	$-
Employee benefits and compensation	41.9	-	37.8	-
Inventories	12.5	-	10.9	-
Unrealized foreign exchange transactions	-	1.6	9.7	0.2
Other accruals	24.0	-	26.4	-
Valuation allowance	(52.2)	-	(16.3)	-
	$71.3	$1.6	$108.6	$0.2
Non-current:
Depreciation and amortization	$152.5	$82.7	$133.8	$74.1
Tax loss and credit carryforwards	76.3	-	95.9	-
Employee benefits and compensation	51.1	-	47.7	-
Other accruals	3.8	16.7	1.7	51.5
Valuation allowance	(136.9)	-	(44.4)	-
Intercompany investments	-	157.1	-	158.7
	146.8	256.5	234.7	284.3
	$218.1	$258.1	$343.3	$284.5

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rates for continuing operations are as follows:

	2005	2004 (Restated)	2003 (Restated)
Statutory U.S. tax rate	35.0%	35.0%	35.0%
Earnings impact of changes in valuation allowances	49.3	8.8	(0.9)
Foreign, including earnings taxed at different rates	5.6	(6.1)	6.8
State, net of federal benefit	2.7	0.7	(0.6)
Tax return and audit adjustments	1.1	1.8	2.3
Orphan drug credit	(0.4)	(2.2)	(2.9)
Other	(3.4)	(3.6)	(2.4)
Effective tax rate	89.9%	34.4%	37.3%

On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The bill created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a dividend received deduction of 85 percent for certain dividends from controlled foreign corporations in excess of a “Base Period” dividend amount (“Qualifying Dividends”). During 2005, the Company repatriated $861.9, of which $792.7 were Qualifying Dividends eligible for the special dividend received deduction. The net tax expense related to the repatriation was $9.5 and is included the Foreign, including earnings taxed at different rates, section of the effective tax rate reconciliation above. The net tax expense related to the repatriation was reduced by available foreign tax credits, as well as tax liabilities related to the repatriated earnings that were accrued in prior years as part of the Company's restatement. See Note 2 — Restatement for further detail.
On August 3, 2005, the Company received approval from the U.S. Joint Committee on Taxation that its income tax refund request for tax years ended 1995 through 1997 was approved, concluding the Internal Revenue Service's examination of such years. In connection with the closure of this examination, the Company recognized $20.9 of tax benefits related primarily to favorable resolution of tax positions raised during the examinations and the reversal of tax reserves associated with the Company's previously divested oral care business.
In addition, on May 12, 2006, the Company received a Notice of Final Partnership Administrative Adjustment from the Internal Revenue Service relating to partnership tax periods ended June 4, 1999 and December 25, 1999 for Wilmington Partners L.P. (Wilmington), a partnership formed in 1993 in which the majority of the partnership interests are held by certain of the Company's subsidiaries. The Final Partnership Administrative Adjustment (FPAA) proposes adjustments increasing the ordinary income reported by Wilmington for its December 25, 1999 tax year by a total of $10.0, and increasing a long-term capital gain reported by Wilmington for that tax year by $189.9. The FPAA also proposes a $550.0 negative adjustment to Wilmington's basis in a financial asset contributed to it by one of its partners in 1993; this adjustment would also affect the basis of that partner — one of the Company's subsidiaries — in its partnership interest in Wilmington. The asserted adjustments could, if sustained in full, increase the tax liabilities of the partnership's partners for the associated tax periods by more than $200.0, plus penalties and interest. The Company has not made any financial provision for the asserted additional taxes, penalties or interest as the Company believes the asserted adjustments are not probable and estimable.
Since 1999, the Company's consolidated financial statements have included a deferred tax liability relating to the partnership. As of December 31, 2005, this deferred tax liability equaled $157.1. This deferred tax liability is currently reducing net deferred tax assets for which a valuation allowance has been recorded as of December 31, 2005.
On August 7, 2006, the Company made a petition to the U.S. Tax Court to challenge the asserted adjustments. Internal Revenue Service's answer was filed on October 4, 2006, and the Company initiated a motion to strike portions of the answer on November 1, 2006. The Company believes it has numerous substantive and procedural tax law arguments to dispute the adjustments. Tax, penalties and interest cannot be assessed until a Tax Court determination is made, and an assessment, if any, would likely not be made until some time after 2007. While the Company intends to vigorously defend against the asserted adjustments, its failure to succeed in such a defense could significantly increase the liability of the partnership's partners for taxes, plus interest and penalties, which in turn would have a material adverse effect on the Company's financial results and cash flows.

11.   Debt

To support its liquidity requirements, the Company generally maintains a U.S. revolving credit agreement. On July 26, 2005, the Company replaced its $250.0 syndicated revolving credit facility expiring in January 2008 with a new five-year, $400.0 syndicated revolving credit facility. The terms of the new revolving credit facility are favorable to the terms of the former facility including the fact that the Company will have the option to increase the limit to $550.0 at any time during the five-year term. The new facility includes covenants similar in nature to covenants contained in the former facility, which require the Company to maintain certain EBITDA to interest and debt ratios. In the event a violation of the covenants occurs, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. In November 2005, and subsequently in February, May, August, and December 2006, and January 2007, the Company obtained waivers under the revolving credit agreement of any breach of representation, covenant or default that may arise from any events disclosed in any public announcements or filings with the SEC through and including the Company's filing with the SEC on Form 12b-25, filed November 9, 2006. With respect to matters related to the Company's Brazil and Korea investigations, the waivers are effective to the extent that the impact does not result in reductions in after-tax profits of more than $50.0 in aggregate. The impact of the Brazil and Korea investigations did not exceed $50.0 in aggregate as further discussed in Note 2 — Restatement. The waivers, in the aggregate, also extended the Company's deadline to file its required financial statements for 2005 (including restatements for certain prior periods) and 2006 year-to-date until April 30, 2007. Delivery of required financial statements for 2005 was satisfied by filing this Annual Report on Form 10-K and delivery of its Annual Report on Form 10-K for fiscal year ending December 30, 2006 by April 30, 2007 will satisfy its obligation to file all 2006 periodic reports. There were no violations of the financial covenants under either the new or former revolving credit facilities during the fiscal years ended December 31, 2005 or December 25, 2004.
The interest rate under the new revolving credit facility is, at the Company’s option, based on the Company's credit rating plus LIBOR, or the base rate of one of the lending banks. On August 1, 2005, the Company borrowed $50.0 under its syndicated revolving credit facility to partially fund retirement of its $100.0 of debt maturing on that date. The Company borrowed an additional $175.0 on September 26, 2005 to partially fund the first $200.0 tranche of the Freda acquisition (see Note 3 — Acquisitions for further discussion). The total $225.0 revolving credit borrowing was repaid on December 7, 2005, and the effective annual borrowing rate for the period the funds were outstanding was approximately 4.6 percent. There were no outstanding borrowings under the syndicated revolving credit agreements as of December 31, 2005 or December 25, 2004.
In addition, a number of subsidiary companies outside the United States have credit facilities to meet their liquidity requirements. There were $26.8 of outstanding borrowings under these non-U.S. credit facilities as of December 31, 2005 with an interest rate of 4.82 percent (as further described in Note 17 — Commitments and Contingencies). There were no outstanding borrowings as of December 25, 2004. The non-U.S. credit facilities' covenants require the subsidiary companies to make payment when due and to comply with applicable local laws. There were no covenant violations under the non-U.S. credit facilities during the fiscal years ended December 31, 2005 or December 25, 2004.

The components of long-term debt were:

		December 31, 2005		December 25, 2004
Type	Maturity	Effective Interest Rate[1]	Amount Outstanding	Effective Interest Rate[1]	Amount Outstanding
Notes [2]	2005	-	$-	6.29%	$100.0
Notes [3,4]	2007	8.63%	150.0	8.63%	150.0
Notes [3,5]	2008	7.87%*	50.0	6.09%*	50.0
Debentures [3]	2028	7.19%	183.9	7.19%	183.9
Convertible Notes [6]	2023	5.90%*	4.1	2.41%*	4.1
Convertible Securities [6]	2023	6.14%*	155.9	2.41%*	155.9
Bank Term Loan	2010	0.50%*	48.1	-	-
Bank Term Loan	2010	5.10%*	375.0	-	-
Other [7]	Various	Various	25.4	Various	0.2
			992.4		644.1
Less current portion [7]			(161.2)		(100.8)
			$831.2		$543.3

* Represents debt with a variable interest rate.

1  The effective interest rate includes the impact of interest rate, derivative instruments and debt issuance costs.
[2]
Notes contained a put/call option exercisable at 100 percent of par in 2005. The Company had also entered into a remarketing agreement which allowed the agent to call the debt from the holders on the option exercisable date, and then remarket them. If the rights were exercised, the coupon rate paid by the Company would reset to a rate higher than the then current market rate. Following the Company's debt rating downgrade by Moody's Investors Service during March 2002, the agents exercised their right to put the remarketing agreement back to the Company. The debt was repaid during August 2005.

[3]
The Company, at its option, may call these notes/debentures at any time pursuant to a make-whole redemption provision, which would compensate holders for any changes in interest rate levels of the notes/debentures upon early extinguishment.

[4]
In May 2002, the Company entered into an interest rate lock agreement to hedge the benchmark interest rate associated with this debt issue. Losses associated with the hedge have been deferred to other comprehensive income and are being amortized to interest expense over the remaining life of the debt.

[5]
In August 2003, simultaneous with the issuance of this debt maturing in 2008, an interest rate swap agreement converted this note to a variable-rate liability at a rate of six-month LIBOR plus 2.37 percent. Also in May 2002, the Company entered into an interest rate lock agreement to hedge the benchmark interest rate associated with this debt issue. Losses associated with the hedge have been deferred to other comprehensive income and are being amortized to interest expense over the debt term.

[6]
These notes accrue interest at six-month LIBOR plus 0.5 percent, with the rate reset on a semi-annual basis in advance. The effective rate for 2005 includes the impact of the write-off of unamortized debt issuance costs for the convertible notes and securities due to the triggering of the conversion option, which resulted in an increase of $3.0 in interest expense for 2005.

[7]	The amounts outstanding under other and current portion at December 31, 2005 include the $26.8 of outstanding borrowings under non-U.S. credit facilities.

On September 20, 2006, the Company announced its intention to commence an undertaking to solicit consents with respect to all series of outstanding public debt securities and outstanding convertible debt under its indenture. The solicitation sought, for a fee, consent from the holders for amendments to the indenture applicable to each series of notes that would, among other things, extend to January 31, 2007 the Company's deadlines to file periodic reports with the SEC and to deliver compliance certificates to the Trustee under each indenture. The amendments waive all defaults relating to the failure to properly comply with these obligations prior to their effectiveness. On September 29, 2006, the Company announced that it received the requisite number of consents, giving effect to the amendments to the note indentures and the waiver of the specified defaults until January 31, 2007. The Company did not file certain periodic reports due for the periods prior to January 31, 2007. However, on January 30, 2007, the Company announced a consent solicitation, seeking consents to additional limited waivers of the reporting obligations from the holders of its public debt to extend until April 30, 2007 the period during which it may become current on its periodic reports without potential default under the indenture. If the Company is unable to obtain the requisite number of consents to the waiver, then the Trustee or the holders of 10 percent of the principal amount of any series of the outstanding public debt could give the Company a notice of default. If the Company does not file the reports within 60 days after that notice is given, and the Trustee or the holders of 25 percent of the principal amount of any series of the public debt outstanding give a further notice, all principal and accrued interest on that series of debt would be due and payable. Such an acceleration of any series of the Company's public debt may be satisfied by the Company's payment of principal and accrued interest on that series, but if not otherwise waived, may trigger defaults under other series of public debt or other indebtedness of the Company.

On May 3, 2006, the Company announced its intention to commence cash tender offers and consent solicitations for three series of outstanding debt securities (the "Securities") totaling $383.9 and consent solicitations for the two series of outstanding convertible debt totaling $160.0. The consents requested in this solicitation were similar to the consents in the solicitation announced in September, except that the Company's deadline to file periodic reports with the SEC and to deliver compliance certificates to the Trustee was October 2, 2006. On June 5, 2006, the Company announced that $116.3 of the $383.9 aggregate principal amount of debt had been tendered and was retired, and further that the Company received the requisite number of consents necessary to grant the waivers sought at that time. On October 20, 2006, the Company retired an additional $17.9 of the debentures due in 2028.
In November 2005, the Company agreed to guarantee, on behalf of its Dutch subsidiary, a $375.0 unsecured variable-rate term loan agreement (BV Term Loan). The facility involves a syndicate of banks and was a component of the Company’s effort to repatriate foreign earnings previously invested in non-U.S. legal entities under the provisions of the AJCA (see Note 10 — Provision for Income Taxes for further discussion of the AJCA). Borrowings under the BV Term Loan totaled $375.0 at December 31, 2005, and will mature in December 2010 unless otherwise extended under the terms of the agreement. The interest rate is based on six-month LIBOR and is reset on a semi-annual basis. The BV Term Loan includes covenants similar in nature to covenants contained in the new U.S. revolving credit facility, which require the Company to maintain certain EBITDA to interest and debt ratios. The initial interest rate was set at 5.0 percent. In February 2006, May 2006, August 2006, December 2006 and January 2007, the Company obtained waivers from its banks of any breach of representation or covenant under the BV Term Loan, or any default associated with the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50.0 in aggregate. The waivers also extended the Company’s deadline to file its required financial statements for 2005 (including restatements for certain prior periods) and 2006 year-to-date, with the most recent extension being until April 30, 2007. Delivery of required financial statements for 2005 was satisfied by filing this Annual Report on Form 10-K and delivery of its Annual Report on Form 10-K for fiscal year ending December 30, 2006 by April 30, 2007 will satisfy its obligation to file all 2006 periodic reports. The impact of the Brazil and Korea investigations did not exceed $50.0 in aggregate as further discussed in Note 2 — Restatement. There were no violations of the financial covenants under the BV Term Loan during the fiscal year ended December 31, 2005.
In July 2005, the Company agreed to guarantee, on behalf of its Japan subsidiary, a bank term loan denominated in Japanese yen, in an amount approximately equivalent to $50.0. The term loan was established in connection with the repatriation of foreign earnings under the provisions of the AJCA (see Note 10 —Provision for Income Taxes for further discussion of the AJCA). The interest rate is set at the six-month TIBOR plus 0.30 percent and resets on a semi-annual basis. The initial interest rate was set at 0.40 percent. This is a five-year facility that matures in July 2010. The outstanding borrowing under this Japan term loan at December 31, 2005 was approximately $48.1. The Japan term loan has covenants which require the Japan subsidiary to submit its statutory financial statements to the lenders once a year and to maintain a positive balance of net assets. There were no covenant violations under the Japan term loan during the fiscal year ended December 31, 2005.
In August 2003, the Company issued $160.0 variable-rate Convertible Senior Notes (Old Notes) due in 2023. In December 2004, the Company completed its offer to exchange up to $160.0 of the Old Notes for an equal amount of its 2004 Senior Convertible Securities due 2023 (New Securities). The terms of the New Securities are largely consistent with those of the Old Notes except that settlement upon conversion of the New Securities will be paid in cash up to the principal amount of the converted New Securities with any excess of the conversion value settled in shares of the Company’s stock. An amount equal to $155.9 of the Old Notes, or 97.4 percent of the outstanding issue, was tendered in exchange for an equal amount of the New Securities. On June 17, 2005, the conversion right was triggered giving the holders the option to convert the Company's Old Notes and New Securities beginning July 1, 2005. In the event a holder elects to convert its note, the Company expects to fund a cash settlement of any such conversion from borrowings under its syndicated revolving credit agreement.
During 2005, the Company retired $100.0 of various notes due in 2005. During 2004, the Company retired $194.6 of various notes due in 2004. Interest rate swap agreements on long-term debt issues resulted in an increase in the long-term effective interest rate from 6.4 percent to 6.8 percent in 2005, and a decrease in the long-term effective interest rate from 6.15 percent to 5.70 percent in 2004. At December 31, 2005 and December 25, 2004, the Company had $50.0 of outstanding interest rate swaps. The Company retired $133.3 of its 2007 and 2028 bonds through October 2006, and as a result long-term borrowing maturities during the next five years are expected to be $134.4 in 2006, $133.8 in 2007, $50.0 in 2008, $0 in 2009 and $423.1 in 2010.

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
Derivative gains and losses attributable to hedge ineffectiveness are also recorded in current earnings. For instruments designated as either fair value or cash flow hedges, net interest expense of $0.2 was recognized for hedge ineffectiveness for the year ended December 27, 2003. Hedge ineffectiveness had no impact on income for the years ended December 31, 2005 and December 25, 2004.

Fair Value Hedges In August 2003, the Company issued $210.0 in concurrent offerings of notes and convertible notes. The first was a $50.0 public offering of five-year fixed-rate senior notes with a coupon rate of 5.90 percent. The Company simultaneously executed a $50.0 interest rate swap agreement under which the Company receives interest at a fixed rate and pays interest at a variable rate. This swap is designated as a fair value hedge effectively converting the fixed-rate notes to a variable rate of interest, and was outstanding at December 31, 2005 and December 25, 2004. The second offering was a $160.0 placement of variable-rate convertible senior notes due in 2023 (see Note 11 — Debt for a discussion regarding the exchange of $155.9 principal amount of these notes for new Senior Convertible Securities due in 2023), containing two embedded derivatives, a bond parity clause and a contingent interest provision. The fair value of the embedded derivatives contained in both the $155.9 exchanged securities and the $4.1 original issue notes was $0 at December 31, 2005 and December 25, 2004.

Cash Flow Hedges The Company utilizes foreign exchange forward contracts to hedge foreign currency exposure associated with intercompany loans. The Company designated as cash flow hedges foreign exchange forward contracts in the notional amounts of $41.0 at December 25, 2004 to hedge foreign currency exposure associated with an intercompany loan denominated in Japanese yen. The intercompany loan was paid in July of 2005 with proceeds from a bank term loan (as further discussed in Note 11 — Debt) and the hedge was terminated. There were no cash flow hedges designated at December 31, 2005.
During 2002 and 2003, to hedge interest payments on forecasted borrowings, the Company entered into, extended and re-designated interest rate lock agreements with notional amounts totaling $200.0 which were designated as cash flow hedges of ten semi-annual interest payments based on the benchmark interest rate related to changes in the five-year U.S. Treasury rate. In November 2002, the Company issued $150.0 of fixed-rate debt and in July 2003, the Company issued another $50.0 of five-year fixed-rate debt. The proportionate amounts associated with the cash flow hedges were recorded to other comprehensive income and are being amortized to interest expense in the periods in which interest expense related to the hedged debt are being recognized.
Reclassifications from other comprehensive income into income for cash flow hedge transactions were net losses of $3.3, $1.9 and $3.2 for the years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively. As of December 31, 2005 an estimated $3.1 pre-tax loss was expected to be reclassified into income over the next twelve months.

Net Investment Hedges At December 25, 2004, the Company had designated foreign denominated intercompany loans with notional amounts of $194.9 as hedges of foreign currency exposure associated with net investments in non-U.S. subsidiaries. For derivatives designated as hedging instruments to hedge foreign currency exposures of net investments in non-U.S. subsidiaries, net after-tax hedging losses of $8.6 were included in the cumulative translation adjustment for the year ended December 25, 2004. There were no designated foreign denominated intercompany loans at December 31, 2005.

13.   Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value, as maturities are less than three months in duration. The Company's remaining financial instruments consisted of the following:

	December 31, 2005		December 25, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-derivatives
Other investments	$5.9	$5.9	$5.5	$5.5
Long-term debt, including current portion	(992.4)	(1,065.7)	(644.1)	(718.2)

Derivatives held for purposes other than trading
Foreign exchange instruments
Other current assets	$2.4	$2.4	$8.1	$8.1
Accrued liabilities	(4.2)	(4.2)	(6.5)	(6.5)
Net foreign exchange instruments	$(1.8)	$(1.8)	$1.6	$1.6

Interest rate instruments
Accrued liabilities	$(1.6)	$(1.6)	$(0.1)	$(0.1)

At the end of 2005 and 2004, the Company held other investments in equity securities, which are accounted for using the cost method of accounting. As these investments do not have a readily determinable fair value and the Company does not have the ability to exercise significant influence, they are reviewed periodically for events or changes in circumstances that may have a significant adverse effect on the carrying amount of the investment. During 2005 and 2004, no such events or circumstances were identified. The carrying amount of these investments is reported in other long-term assets in the accompanying Balance Sheets.
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
The Company enters into foreign exchange forward contracts primarily to offset foreign exchange exposures related to foreign currency transactions and equity investments in non-U.S. subsidiaries. At December 31, 2005 and December 25, 2004, the Company managed aggregate exposures of $549.6 and $692.2, respectively, by entering into foreign exchange forward contracts requiring the purchase or sale of U.S. and foreign currencies. In addition, the Company selectively hedges firm commitments that represent both a right and an obligation, mainly for committed purchase orders for foreign-sourced equipment.
At December 31, 2005 and December 25, 2004, the Company was party to an interest rate instrument that had an aggregate notional amount of $50.0.
Counterparties to the financial instruments discussed above expose the Company to credit risks to the extent of non-performance. The credit ratings of the counterparties, which consist of a diversified group of high quality commercial or investment banks, are regularly monitored and thus credit loss arising from counterparty non-performance is not anticipated.

14.   Employee Benefits

The Company's benefit plans, which in the aggregate cover substantially all U.S. employees and employees in certain other countries, consist of defined benefit pension plans, a participatory defined benefit postretirement plan and defined contribution plans.

Pension and Postretirement Benefit Plans The fair value of plan assets in the Company's U.S. defined benefit pension plan represent approximately 70 percent of the fair value of all defined benefit pension plan assets as of December 31, 2005. The plan is a noncontributory defined benefit pension plan covering eligible salaried and hourly employees. Prior to January 1, 2005, each participant earned a benefit, payable at normal retirement age, expressed as an account balance that was credited annually with a percentage of the participant’s compensation and stated interest. In October 2004, the Company’s Board of Directors passed a resolution to freeze the plan effective December 31, 2004. As of January 1, 2005, no new participants are being accepted into the plan and no current participants are accruing additional benefits except for an interest allocation on the December 31, 2004 account balance. All of the pension benefits that were earned up to December 31, 2004, however, were preserved and will be paid out when due in accordance with the normal provisions of the plan. During the fourth quarter of 2004, the Company recognized a $1.8 curtailment loss associated with the freezing of the pension plan which is reflected in the table below entitled Net Periodic Benefit Cost.
The Company’s postretirement benefit plan provides life and medical insurance benefits to participating employees of the Company upon retirement. Upon meeting the eligibility requirements based on age and years of service, retirees and their eligible dependents are able to retain medical and life insurance after retirement. Retirees are required to pay for a portion of the coverage provided at retirement, based upon their years of service. In October 2004, the Company’s Board of Directors passed a resolution amending the plan to eliminate Company contributions to postretirement medical and life insurance coverage for participants who did not meet the minimum requirements of age and service on January 1, 2005. However, future retirees who did not meet the minimum requirements of age and service on January 1, 2005, but who attain age 55 and 10 years of service, will be eligible, at retirement, to purchase retiree medical insurance through the Company. During the fourth quarter of 2004, the Company recognized a $0.7 curtailment gain associated with the elimination of coverage for those ineligible employees which is reflected in the table below entitled Net Periodic Benefit Cost.
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company adopted the provisions of FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act (FSP FAS 106-2) as of July 1, 2004 which provides final accounting guidance related to the Act. FSP FAS 106-2 required companies to record the expected subsidy under the Act as an actuarial gain to be amortized into income over the average working life of the Company's employees. The reduction in the accumulated postretirement benefit obligation due to the effect of the federal subsidy was $12.6 as of the date of adoption. The reduction in net periodic postretirement benefit cost due to the subsidy was $0.8 in 2004, which included a $0.2 reduction in service cost, a $0.4 reduction in interest cost and a $0.2 reduction in amortization of net loss.
Components of net periodic benefit cost, benefit obligation, change in plan assets, asset allocation and funded status are summarized below for the Company’s U.S. and major non-U.S. pension plans and the postretirement plan. For 2005 and 2004, the funded status of the pension and postretirement plans presented herein were measured as of December 31.
For additional unaudited information on the Company’s employee benefit plans and related accounting policies and assumptions, see Item 7. Management’s Discussion and Analysis - Critical Accounting Policies; Employee Benefits of this Annual Report on Form 10-K.

Net Periodic Benefit Cost Components of net periodic benefit cost and weighted-average assumptions used to determine net periodic cost for the plans for fiscal years 2005, 2004 and 2003 were as follows:

	Pension Benefit Plans			Postretirement Benefit Plan
	2005	2004 [2] (Restated)	2003 [2] (Restated)	2005	2004	2003
Service cost [1]	$8.2	$15.8	$13.7	$1.3	$1.6	$1.4
Interest cost	19.9	19.4	18.4	5.4	4.9	5.9
Expected return on plan assets	(22.0)	(20.3)	(16.6)	(3.4)	(3.1)	(2.6)
Amortization of transition obligation	0.1	0.1	0.2	-	-	-
Amortization of prior-service cost	-	0.5	2.2	(0.3)	(0.1)	(0.1)
Amortization of net loss	8.6	6.6	7.5	0.9	-	0.3
Curtailment loss (gain)	-	1.1	0.4	-	(0.7)	-
Settlement (gain) loss	(6.6)	-	0.3	-	-	-

Net periodic benefit cost	$8.2	$23.2	$26.1	$3.9	$2.6	$4.9

[1]	The decline in service cost in 2005 for the pension benefit plans was primarily due to the freezing of the Company's U.S. defined benefit pension plan effective December 31, 2004.
[2]
Due to the Company's restatement of previously issued financial statements as discussed in Note 2 — Restatement certain amounts originally reported in net periodic benefit cost for 2004 and 2003 have changed in the disclosure above.

The 2005 settlement gain in the pension benefit plans was related to the divesture of the Company’s Woehlk subsidiary, which was sold to a local management group in July 2005. The 2004 curtailment loss in the Pension Benefit Plans primarily related to the freezing of the Company’s U.S. defined benefit pension plan. The 2004 curtailment gain in the Postretirement Benefit Plan was associated with the elimination of Company contributions to postretirement medical and life insurance coverage for participants who did not meet the minimum requirements of age and service on January 1, 2005. The 2003 curtailment and settlement losses in Pension Benefit Plans related to making lump-sum payments to the participants of one of the Company's foreign plans.

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost

	Pension Benefit Plans			Postretirement Benefit Plan
	2005	2004	2003	2005	2004	2003
U.S. Plans
Discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Expected return on plan assets	8.75%	9.00%	9.00%	7.75%	8.00%	8.00%
Rate of compensation increase	-	4.00%	4.25%	-	-	-

Non-U.S. Plans [1]
Discount rate	4.43%	4.90%	5.23%
Expected return on plan assets	5.96%	6.12%	6.07%
Rate of compensation increase	3.76%	3.09%	3.05%

1  The Company does not have non-U.S. postretirement benefit plans.

For the Company's U.S. Pension Plan, the 2005 expected return was 8.75 percent. The expected return reflects the average rate of earnings expected on the funds invested to provide for the benefits included in the benefit obligations. The expected return was developed using forward-looking return assumptions for equity and fixed income asset classes taking into consideration the plans' mix of actively and passively managed investments. Passively managed portfolios with asset allocations similar to the Company's U.S. Pension Plan would have earned in the 9 percent to 12 percent range over the last 10, 20 and 30 years. In view of low current interest rates and the recent performance of the equity markets over the last several years, the Company believes that Plan returns over the near term may not achieve historical returns.

    The following chart summarizes the change in benefit obligations, change in plan assets, funded status and amounts recognized in the Balance Sheets for the two-year period ended December 31, 2005:

	Pension Benefit Plans		Postretirement Benefit Plan
	2005	2004 [1] (Restated)	2005	2004
Change in Benefit Obligation
Obligation at beginning of year	$387.8	$355.3	$78.7	$96.5
Service cost	8.2	15.8	1.3	1.6
Interest cost	19.9	19.4	5.4	4.9
Participant contributions	1.8	1.6	1.2	1.5
Benefit payments	(19.4)	(20.4)	(9.1)	(10.0)
Currency translation adjustments	(13.9)	9.1	-	-
Curtailment gain	(0.2)	(22.4)	-	(2.7)
Settlement gain	(8.5)	-	-	-
Actuarial loss (gain) [2]	38.2	29.4	19.8	(13.1)
Obligation at end of year	$413.9	$387.8	$97.3	$78.7

Change in Plan Assets
Fair value of plan assets at beginning of year	$281.7	$239.0	$43.6	$37.0
Actual gain on plan assets	24.9	31.1	1.2	6.8
Employer contributions	19.2	25.6	7.4	8.3
Participant contributions	1.8	1.6	1.2	1.5
Benefit payments	(19.4)	(20.4)	(9.1)	(10.0)
Settlement payments	(0.5)	-	-	-
Currency translation adjustments	(8.4)	4.8	-	-
Fair value of plan assets at end of year	$299.3	$281.7	$44.3	$43.6

Funded Status at end of year	$(114.6)	$(106.1)	$(53.0)	$(35.1)
Unrecognized transition obligation	0.2	0.4	-	-
Unrecognized prior-service cost (benefit)	-	0.1	(1.2)	(1.5)
Unrecognized actuarial loss	111.6	89.1	22.1	1.0
Net amount recognized at end of year	$(2.8)	$(16.5)	$(32.1)	$(35.6)

Amounts recognized in the Balance Sheets consist of:
Prepaid benefit cost	$1.8	$-	$-	$-
Accrued benefit liability	(91.1)	(86.9)	(32.1)	(35.6)
Intangible asset	-	0.6	-	-
Accumulated other comprehensive loss [3]	86.5	69.8	-	-
Net amount recognized at end of year	$(2.8)	$(16.5)	$(32.1)	$(35.6)

1      2004 amounts reflect the Company's restatement of previously issued financial statements as discussed in Note 2 — Restatement.
[2]
Unrecognized actuarial losses increased in 2005 primarily due to reductions in the discount rate used to determine benefit obligations and an increase in the assumed life expectancy of plan participants. Unrecognized actuarial losses are deferred and amortized to expense over future periods. Unrecognized gains and losses that exceed ten percent of the greater of the plans' projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements.

3      The tax benefits related to the accumulated other comprehensive loss are $22.9 and $26.2 for 2005 and 2004, respectively.

Weighted Average Assumptions Used to Determine Benefit Obligations

	Pension Benefit Plans		Postretirement Benefit Plan
	2005	2004	2005	2004
U.S. Plans
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase [1]	-	-	-	-

Non-U.S. Plans [2]
Discount rate	3.89%	4.43%
Rate of compensation increase	3.71%	3.76%

[1]
The rate of compensation increase assumption is not applicable to the U.S. Plans since plan participants are accruing no additional benefits except for an interest allocation on the December 31, 2004 account balance.

2  The Company does not have non-U.S. postretirement benefit plans.

Plan Assets Pension and postretirement benefit plan assets are invested in several asset classes. The weighted average asset allocations for the two-year period ended December 31, 2005, by asset category, are as follows:

	Pension Benefit Plans		Postretirement Benefit Plan
	2005	2004	2005	2004
U.S. Plans
Equity securities	72%	74%	97%	97%
Fixed income (debt) securities	28%	26%	3%	3%
Total	100%	100%	100%	100%

Non-U.S. Plans [1]
Equity securities	69%	65%
Fixed income (debt) securities	20%	19%
Other	11%	16%
Total	100%	100%

1  The Company does not have non-U.S. postretirement benefit plans.

The Company's U.S. Pension Plan has a target asset allocation of 60 percent U.S. equity securities, 10 percent non-U.S. equity securities and 30 percent fixed income (debt) securities. Approximately 70 percent of U.S. equity securities are passively managed; the remainder of plan assets are actively managed.
U.S. equity securities are diversified among large-, mid- and small-cap value and growth strategies. Non-U.S. equity securities are invested in a broad range of equity securities diversified among equity style and geographic location. Fixed income (debt) securities are invested in investment grade bonds and similar instruments.
Equity securities held by the U.S. Pension Benefit Plan include $3.6 (1.7 percent of total plan assets) and $3.4 (1.8 percent of total plan assets) of Company Common stock at December 31, 2005 and December 25, 2004, respectively.

Plan Funded Status A number of the Company’s pension benefit plans were underfunded at December 31, 2005, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded plans is presented in the following table:

	Pension Benefit Plans
	2005	2004 (Restated)
Projected benefit obligation	$400.8	$387.8
Accumulated benefit obligation	377.9	368.5
Fair value of plan assets	286.9	281.7

As a result of the underfunding of the pension benefit plans, the Company has recognized accumulated other comprehensive loss of $86.5 at December 31, 2005. Accumulated other comprehensive loss recognized at December 25, 2004 was $69.8. The increase in accumulated other comprehensive loss in 2005 resulted in an after-tax adjustment to the minimum additional pension liability of $20.0 that was recorded as a decrease to shareholders’ equity. The 2005 increase in accumulated other comprehensive loss related primarily to reductions in the discount rate used to determine benefit obligations, an increase in the assumed life expectancy of plan participants and the valuation allowance recorded on U.S. deferred tax assets (see Note 10 — Provision for Income Taxes).
Information for pension benefit plans that are underfunded on a projected benefit obligation basis is presented below:

	Pension Benefit Plans
	2005	2004 (Restated)
Projected benefit obligation	$413.9	$387.8
Fair value of plan assets	299.3	281.7

The Company’s postretirement benefit plan was underfunded for each of the past two years.
The accumulated benefit obligation for both the funded and underfunded pension benefit plans was $388.3 and $368.5 at December 31, 2005 and December 25, 2004 (restated), respectively.

Contributions The Company’s funding policy for its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. Company contributions for its postretirement plan are made at intervals and in amounts determined by the plan administrator, based on actual claims incurred and reported by participants and providers. The Company contributed $10.2 to all pension benefit plans and $6.3 to its postretirement benefit plan in 2006.

Estimated Future Benefit Payments Future benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

		Postretirement Benefit Plan
Fiscal Year Ending	Pension Benefit Plans	Benefit Payments	Subsidy Receipts
December 30, 2006	$23.5	$7.6	$0.6
December 29, 2007	23.8	7.8	0.6
December 27, 2008	23.5	8.1	0.6
December 26, 2009	25.2	8.2	0.6
December 25, 2010	22.2	8.4	0.6
Fiscal years 2011 - 2015	114.6	41.7	2.8

Health Care Cost Trend Rate Assumed health care cost trend rates have a significant effect on the amounts reported as postretirement benefits. For 2005, a 10 percent annual rate of increase in the per capita cost of covered health care benefits for all participants was assumed. The trend rate grades down by up to one percent per year to an ultimate annual rate of five percent in 2013. To demonstrate the significance of this rate on the expense reported, a one-percentage point change in the assumed health care cost trend rate would have the following effect:

	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic postretirement health care benefit cost	$0.7	$(0.6)

Effect on the health care component of the accumulated postretirement benefit obligation	8.6	(7.3)

Defined Contribution Plans The Company sponsors a 401(k) Plan which is a defined contribution plan covering substantially all U.S. employees of the Company. In 2005, the 401(k) Plan became the Company’s principal vehicle for providing retirement income to U.S. employees, replacing the defined benefit pension plan that was frozen effective December 31, 2004. Employees may elect to participate in the plan on their date of hire if they are scheduled to work at least 1,000 hours per plan year. In general, participants’ contributions up to 5.0 percent of compensation qualify for 150 percent Company match. The Company also provides a base contribution of 2.5 percent of a participant’s eligible compensation. Prior to January 1, 2005, the 401(k) Plan provided a 100 percent Company match on participants’ contributions up to 3.0 percent of compensation and a 50 percent Company match for the next 2.0 percent of participant contributions. Additionally, the Company provided a base contribution of 0.5 percent of eligible compensation for all participants that had completed one year of service. The Company sponsors defined contribution plans covering employees outside the U.S. which are managed on a local basis.
Total Company costs associated with defined contribution plans were $32.4, $13.5 and $11.6 for 2005, 2004 and 2003, respectively.

15.   Employee Stock Plans

2003 Long-Term Incentive Plan The 2003 Long-Term Incentive Plan was approved by the shareholders of the Company on April 29, 2003 and will terminate on April 29, 2013. Under this plan, a total of 6,000,000 shares were authorized for issuance, of which no more than 1,800,000 shares may be issued pursuant to awards other than options and stock appreciation rights. Any employee or non-employee director is eligible to participate under the plan. Any shares issued may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares purchased in the open market or otherwise. Stock options, stock appreciation rights, restricted stock, performance awards and other stock unit awards may be granted under such plan. As of December 31, 2005, the Company had issued stock options, restricted stock, restricted stock units and performance-based stock units under the plan.
Prior to the 2003 Long-Term Incentive Plan, the Company provided shares available for grant in each calendar year, equal to three percent of the total number of outstanding shares of Common stock as of the first day of each such year, under its Stock Incentive Plan, which had an evergreen provision. In October 2002, the Company's Board of Directors amended the plan to eliminate the evergreen feature and provide a pool of shares of 1,600,000 to be available for future grants. As of the adoption of the 2003 Long-Term Incentive Plan on April 29, 2003, no additional shares will be issued under this plan.
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

Stock Options The Company has granted stock options under the plans discussed above. These options typically vest ratably over three years for employee options and 100% after one year for non-employee director options, and they expire ten years from the date of grant. For employee options, vesting is contingent upon a continued employment relationship with the Company. (See Note 1 — Significant Accounting Policies for a discussion relating to the Company's accounting for stock-based employee compensation plans).
For purposes of this disclosure in accordance with the requirements under SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of each fixed option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued each year:

	2005	2004	2003
Risk-free interest rate	4.33%	3.06%	3.37%
Dividend yield	1.13%	1.18%	1.18%
Volatility factor	34.61%	35.97%	36.02%
Weighted average expected life (years)	5	6	6
Weighted average fair value	$24.47	$19.19	$10.98

A summary of the status of the Company's fixed stock option plans at year-end 2005, 2004 and 2003 is presented below:

	2005		2004			2003
	Numbers of Shares (000s)	Weighted Average Exercise Price (Per Share)	Number of Shares (000s)	Weighted Average Exercise Price (Per Share)	Number of Shares (000s)	Weighted Average Exercise Price (Per Share)
Outstanding at beginning of year	6,521	$45.31	7,530	$43.66	7,060	$46.60
Granted	979	72.56	1,125	54.86	1,444	30.65
Exercised	(1,569)	44.40	(1,853)	42.27	(312)	38.97
Forfeited and canceled	(107)	54.83	(281)	60.62	(662)	48.68
Outstanding at year end	5,824	49.96	6,521	45.31	7,530	43.66
Options exercisable at year end	3,781	$45.67	3,996	$46.94	4,680	$48.80

The following represents additional information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (Per Share)	Number Outstanding (000s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (Per Share)	Number Exercisable (000s)	Weighted Average Exercise Price (Per Share)
$26.00 to 40.49	2,356	6.3	$34.15	1,928	$34.97
40.50 to 45.49	556	4.2	44.22	553	44.23
45.50 to 55.49	1,043	7.0	53.64	442	52.84
55.50 to 65.49	523	5.2	61.50	461	61.78
65.50 to 75.49	1,292	7.3	72.24	397	72.96
75.50 to 83.55	54	9.6	83.55	-	-
	5,824	6.4	$49.96	3,781	$45.67

Restricted Stock The Company issues restricted stock awards to officers and other key personnel. These awards have vesting periods up to seven years with vesting criteria based on continued employment until applicable vesting dates and, with respect to certain awards prior to 2005, on the attainment of specific performance goals such as average sales and cumulative earnings per share targets. Compensation expense is recorded based on applicable vesting criteria and, for awards prior to 2005 with performance goals, as such goals are met. During 2005, 2004 and 2003, 89,750, 42,300 and 103,800 shares related to such awards were granted at weighted average market values of $74.54, $54.67 and $40.25 per share, respectively. As of December 31, 2005, 288,211 awards remain outstanding.

Performance Awards The Company issues performance-unit or performance-share awards to its corporate officers and other key executives selected by the Company’s CEO. Performance awards vest 50 percent upon completion of a performance cycle and 50 percent on the first anniversary of completion of a performance cycle. Performance cycles are typically two years, with a new cycle beginning upon completion of the prior cycle. Performance awards are paid in cash or shares on the attainment of vesting criteria and specific performance measures such as average sales growth and return on invested capital. For the 2004-2005-performance period, cash-denominated awards were granted in 2004 with a total value for the two-year cycle of $9.5. In 2005, additional awards were granted to newly hired officers for a one-year cycle valued at approximately $0.3. During 2004 and 2003, performance-share awards of 1,800 and 7,700 were granted to newly hired employees with average market values of $52.79 and $29.85, respectively.

Employee Stock Purchase Plan The Company has a stock purchase plan for all eligible employees. Shares of the Company’s Common stock may be purchased by employees at the market price on the first business day of the month.

16.   Operating Leases

The Company leases land, buildings, machinery and equipment under noncancelable operating leases. Total annual rental expense for 2005, 2004 and 2003 amounted to $28.2, $31.3 and $28.0, respectively.
Minimum future rental commitments having noncancelable lease terms in excess of one year aggregated $75.5, net of aggregated sublease rentals of $1.8 as of December 25, 2005 and are payable as follows: 2006, $23.3; 2007, $15.7; 2008, $11.9; 2009, $8.2; 2010, $6.9 and beyond, $9.5.

17.   Commitments and Contingencies

Subsidiary Debt Guarantees The Company guarantees in writing for its subsidiaries certain indebtedness used for working capital and other obligations. Those written guarantees totaled approximately $482.2 and $24.3 at December 31, 2005 and December 25, 2004, respectively. The increase from 2004 to 2005 is principally attributed to the Company’s agreement to guarantee a July 2005 bank term loan facility on behalf of its Japan subsidiary, a December 2005 bank term loan facility on behalf of its Dutch subsidiary and a December 2005 bank line of credit on behalf of its Hong Kong subsidiary. The Hong Kong line of credit was to partially fund the acquisition of an additional 15 percent interest in Freda (further described in Note 11 — Debt). Outstanding balances under the guaranteed debt facilities were $449.9 at December 31, 2005 of which $26.8 was repaid by the Hong Kong subsidiary in January 2006. There were no outstanding balances at December 25, 2004. From time to time, the Company may also make verbal assurances with respect to indebtedness of its subsidiaries under certain lines of credit, also used for working capital.

Letters of Credit The Company had outstanding standby letters of credit totaling approximately $22.2 and $20.8 at the end of 2005 and 2004, respectively, to ensure payment of possible workers' compensation, product liability and other insurance claims. At the end of 2005 and 2004, the Company had recorded liabilities of approximately $9.9 and $11.1, respectively, related to workers' compensation, product liability and other insurance claims.

Guarantees As of December 25, 2004, the Company guaranteed a real property mortgage loan of a research and development partner. The mortgage was secured by the property with an appraised value of $4.0. The principal balance of the guaranteed loan totaled approximately $3.5 at December 25, 2004. In April 2005, the research partner sold the property and the outstanding debt was retired, thereby terminating the guarantee. The Company had not recorded any liabilities under this guarantee.
The Company guarantees a lease obligation of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amount guaranteed at the end of 2005 and 2004 was approximately $8.2 and $10.0, respectively. In the event of default, the guarantee would require payment from the Company. Sublease rights as specified under the agreement would reduce the Company's exposure. The Company believes the likelihood is remote that material payments will be required in connection with this guarantee and, therefore, has not recorded any liabilities under this guarantee.

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

Environmental Indemnifications The Company has certain obligations for environmental remediation and Superfund matters related to current and former Company sites. The Company has an ongoing program in place designed to identify and manage potential environmental liabilities through such actions as having a rotating schedule of regular assessments performed to identify and manage potential issues at Company sites before they occur, a domestic waste disposal contract which contains indemnification of the Company from the vendor for disposal of all waste once it leaves Company property, a regular schedule of training and prevention programs designed to keep employees in Company sites aware of their responsibilities, an environmental due diligence for business acquisitions and real estate transactions and ongoing tracking of significant laws and regulations affecting the Company in any of the countries where it operates. In those instances where the Company may identify environmental liability, the Company manages directly all remedial investigations, negotiation of approved remediation plans with applicable governmental authorities and implementation of all approved remediation activities.

At December 31, 2005 and December 25, 2004, estimated future remediation costs of approximately $1.1 and $0.6, respectively, were accrued by the Company, excluding estimates for legal expenses. The estimate for future remediation costs follows guidelines established by the American Standards for Testing and Materials (ASTM) Document E2137-01. All known current potential Company environmental liabilities are considered in this estimate. It is reasonable to expect that the Company's recorded estimates of its liabilities may change and there is no assurance that additional costs greater than the amounts accrued will not be incurred, or that changes in environmental laws or their interpretation will not require additional amounts to be spent. The Company does not believe that its financial position, results of operations, and cash flows are likely to be materially affected by environmental liabilities.

Other Commitments and Contingencies The Company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business. Pending material litigation matters are discussed further in Note 21 — Other Matters. In addition to pending litigation matters, the Company may from time to time learn of alleged non-compliance with laws or regulations or other improprieties through compliance hotlines, communications by employees, former employees or other third parties, as a result of its internal audit procedures, or otherwise. As disclosed in Note 2 — Restatement, in response to such allegations, the Company’s Audit Committee conducted certain investigations during 2005 and 2006, which led, among other things, to the restatement of previously reported financial information and the recording of current charges. The restatement, in turn, resulted in the Company’s being unable to file timely certain periodic financial information and the Company’s obtaining certain waivers from creditors as well as an extension from the NYSE to permit continued trading notwithstanding the delay in filing the Company’s 2005 Annual Report on Form 10-K.
The Audit Committee of the Board of Directors is currently investigating the potential U.S. Foreign Corrupt Practices Act implications of the Company’s Spanish subsidiary’s providing free product, principally intraocular lenses used in cataract surgery, and other things of value to doctors performing surgical procedures at public hospitals in Spain. This investigation was initiated following reports of potentially improper sales practices by a former employee. The investigation of the Company’s Spanish subsidiary has been voluntarily reported to the Northeast Regional Office of the SEC. We cannot predict the outcome of this pending investigation, and at this time cannot reasonably estimate the potential liability of the Company or its Spanish subsidiary in connection with these matters.
The Company’s policy is to comply with applicable laws and regulations in each jurisdiction in which it operates and, if the Company becomes aware of a potential or alleged violation, to conduct an appropriate investigation, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. There can be no assurance that any pending or future investigation or resulting remedial action will not have a material adverse financial, operational or other effect on the Company. The Company cannot at this time estimate with any certainty the impact of any pending litigation matters, allegations of non-compliance with laws or regulations or allegations of other improprieties on its financial position (see Note 21 — Other Matters for further discussion).

Product Warranties The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability during 2004 and 2005 were as follows:

Balance at December 27, 2003 (Restated)	$8.0
Accruals for warranties issued	6.7
Changes in accruals related to pre-existing warranties	(1.0)
Settlements made	(5.9)
Balance at December 25, 2004 (Restated)	$7.8
Accruals for warranties issued	6.9
Changes in accruals related to pre-existing warranties	(2.1)
Settlements made	(6.7)
Balance at December 31, 2005 [1]	$5.9

[1]	Warranty reserve changes during 2005 and the 2005 year end balance do not include amounts in connection with the MoistureLoc recall.

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. Changes in the Company's deferred service revenue during 2004 and 2005 were as follows:

Balance at December 27, 2003 (Restated)	$6.5
Accruals for service contracts	14.0
Changes in accruals related to pre-existing service contracts	(0.3)
Revenue recognized	(12.5)
Balance at December 25, 2004 (Restated)	$7.7
Accruals for service contracts	11.8
Revenue recognized	(12.6)
Balance at December 31, 2005	$6.9

18.   Forward Equity Contracts

During 2001, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's Common stock. The Company executed an agreement with a financial institution for the future purchase of such shares through one or more forward purchase transactions. Such purchases, which may have had settlement dates as long as two years, could have been settled, at the Company's election, on a physical share, net cash or net share basis. During March 2003, at the expiration of the forward purchase agreement, the Company paid $30.7 for 750,000 shares, at an average price of $40.89 to settle its obligation. This repurchase of Common stock was recorded as treasury stock in the Company's consolidated financial statements during the quarter ended March 29, 2003.

19.   Supplemental Balance Sheet Information

	December 31, 2005	December 25, 2004 (Restated)	December 27, 2003 (Restated)
Allowances for Losses on Trade Receivables
Balance at beginning of year	$22.1	$20.6	$25.1
Change in provision	(0.6)	4.2	2.9
Gross write-offs of trade receivables accounts	(5.4)	(4.0)	(9.3)
Recoveries on trade receivables accounts previously written off	1.2	0.6	0.1
Currency effect	(1.1)	0.7	1.8
Balance at end of year	$16.2	$22.1	$20.6

	December 31, 2005	December 25, 2004 (Restated)
Inventories, net
Raw materials and supplies	$51.4	$50.0
Work in process	19.5	17.8
Finished products	148.9	144.3
	$219.8	$212.1

	December 31, 2005	December 25, 2004 (Restated)
Property, Plant and Equipment, net
Land	$20.0	$19.1
Buildings	344.8	341.5
Machinery and equipment	998.2	972.7
Leasehold improvements [1]	25.5	28.7
Equipment on operating lease [2]	14.4	16.5
	1,402.9	1,378.5
Less accumulated depreciation	(798.5)	(797.7)
	$604.4	$580.8

[1]
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

[2]	See Note 6 — Net Investment in Sales-Type and Operating Leases for additional information regarding equipment on operating lease.

20.   Restructuring Charges and Asset Write-offs

Profitability Improvement Program and Transfer of PureVision Contact Lens Manufacturing In July 2002, the Company announced plans to improve operating profitability through a comprehensive plan which included plant closures and consolidations; manufacturing efficiencies and yield enhancements; procurement process enhancements; the rationalization of certain contact lens and surgical product lines; distribution initiatives; and the development of a global information technology (IT) platform. These plans included the elimination of approximately 465 jobs worldwide associated with those actions. Restructuring charges and asset write-offs of $22.8 before taxes associated with these initiatives were recorded in the third quarter of 2002. The Company also recorded a pre-tax amount of $3.7 during the third quarter of 2002 for severance associated with the elimination of approximately 145 jobs due to the transfer of PureVision extended wear contact lens manufacturing from the United States to Waterford, Ireland following a ruling against the Company in a U.S. patent law suit. During the fourth quarter of 2003, the Company reversed $6.3 in severance charges as certain termination actions and plant closures did not occur due to an increased demand for certain product lines.
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

21.   Other Matters

Legal Matters The Company is involved as a party in a number of material matters in litigation, including general litigation related to the restatement of the Company's financial information and the MoistureLoc withdrawal, material intellectual property litigation, and material tax litigation. The Company intends to vigorously defend itself in all of these matters. At this time, the Company is unable to predict the outcome of, and cannot reasonably estimate the impact of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations, and matters concerning other allegations of other improprieties. The Company has not made any financial provision for potential liability in connection with these matters.

Shareholder Securities Class Actions There is a consolidated securities class action, entitled In re Bausch & Lomb Incorporated Securities Litigation, Case Nos. 06-cv-6294 (master file), 06-cv-6295, 06-cv-6296, and 06-cv-6300, pending in Federal District Court for the Western District of New York, Rochester Division, against the Company and certain present and former officers and directors. Initially, four separate shareholder actions were filed between March and May of 2006 in Federal District Court for the Southern District of New York, and these were later transferred to the Western District of New York and consolidated into the above-captioned matter. Plaintiffs in these actions purport to represent a putative class of shareholders who purchased Company stock at allegedly artificially inflated levels between January 27, 2005 and May 3, 2006. Among other things, plaintiffs allege that defendants issued materially false and misleading public statements regarding the Company's financial condition and operations by failing to disclose negative information relating to the Company's Brazilian and Korean subsidiaries, internal controls, and problems with MoistureLoc, thereby inflating the price of Company stock during the alleged class period. Plaintiffs seek unspecified damages. The cases are currently awaiting appointment of lead plaintiff and lead plaintiff's counsel in accordance with the Private Securities Litigation Reform Act. Pursuant to a stipulated schedule ordered by the Court, the lead plaintiff appointed by the Court must file a consolidated amended complaint by the earlier of (a) 45 days after the Company files its Annual Report on Form 10-K for the year ended December 31, 2005, or (b) 90 days after entry of the Court's order appointing the lead plaintiff, provided, however, that, at a minimum, the lead plaintiff will have 45 days after entry of the Court's order appointing the lead plaintiff to file such consolidated amended complaint.

ERISA-Based Class Actions There is a consolidated ERISA class action, entitled In re Bausch & Lomb Incorporated ERISA Litigation, Case Nos. 06-cv-6297 (master file), 06-cv-6315, and 06-cv-6348, pending in the Federal District Court for the Western District of New York, Rochester Division, against the Company and certain present and former officers and directors. Initially, three separate actions were filed between April and May of 2006 in the Federal District Court for the Southern District of New York, and these were later transferred to the Western District of New York and consolidated into the above-captioned matter. Plaintiffs in these actions purport to represent a class of participants in the Company's defined contribution 401(k) Plan for whose individual accounts the plan held an interest in Company stock between May 25, 2000 and the present. Among other things, plaintiffs allege that the defendants breached their fiduciary duties to plan participants by allowing the plan to invest in Company Common stock despite the fact that it was allegedly artificially inflated due to the failure to disclose negative information relating to the Company's Brazilian and Korean subsidiaries, internal controls, and problems with MoistureLoc. Plaintiffs seek unspecified damages as well as certain declaratory and injunctive relief. On August 28, 2006, the Court entered an order appointing co-lead plaintiffs and co-lead plaintiffs' counsel. Pursuant to a stipulated schedule ordered by the Court, plaintiffs in the consolidated ERISA action will have until 10 days after a consolidated amended complaint is filed in the consolidated securities action described above, to file a consolidated amended complaint.

Shareholder Derivative Actions The shareholder derivative actions, in which a shareholder seeks to assert the rights of the Company derivatively against certain present and former officers and directors, fall into two categories: (a) those asserting allegations relating to accounting issues at the Company's Brazilian and Korean subsidiaries; and (b) those asserting allegations relating to the MoistureLoc withdrawal.
There is a consolidated derivative action asserting allegations relating to accounting issues at the Company's Brazilian and Korean subsidiaries, entitled In re Bausch & Lomb Incorporated Derivative Litigation, Case Nos. 06-cv-6298 (master file) and 06-cv-6299, pending in Federal District Court for the Western District of New York, Rochester Division, against certain present and former officers and directors of the Company, and also naming the Company as nominal defendant. Initially, two separate derivative actions were filed in April 2006 in Federal District Court for the Southern District of New York, and were later transferred to the Western District of New York and consolidated. Among other things, plaintiffs allege that the individual defendants breached their fiduciary duties to the Company by causing or allowing the Company to issue materially false and misleading public statements regarding the Company's financial condition and operations that failed to disclose negative information about the Company's Brazilian and Korean subsidiaries and internal controls, thereby inflating the price of Company stock during the relevant time period. Plaintiffs purport to allege damage to the Company as a result of, among other things, a decrease in the Company's market capitalization, exposure to liability in securities fraud actions, and the costs of internal investigations and financial restatements. Plaintiffs seek unspecified damages as well as certain declaratory and injunctive relief, including for misappropriation of inside information for personal benefit by certain of the individual defendants. Pursuant to a stipulated schedule ordered by the Court, plaintiffs in this consolidated derivative action will have until 30 days after a consolidated amended complaint is filed in the consolidated securities action described above, to file a consolidated amended complaint.

On January 3, 2006, the Company received a demand letter dated December 28, 2005, from a law firm not involved in the derivative actions described above, on behalf of a shareholder who also is not involved in the derivative actions, demanding that the Board of Directors bring claims on behalf of the Company based on allegations substantially similar to those that were later alleged in the two derivative actions relating to accounting issues at the Brazilian and Korean subsidiaries. In response to the demand letter, the Board of Directors adopted a board resolution establishing an Evaluation Committee (made up of independent directors) to investigate, review and analyze the facts and circumstances surrounding the allegations made in the demand letter, but reserving to the full Board authority and discretion to exercise its business judgment in respect of the proper disposition of the demand. The Committee has engaged independent outside counsel to advise it.
There are also two purported derivative actions asserting allegations relating to the MoistureLoc withdrawal. The first case, entitled Little v. Zarrella, Case No. 06-cv-6337, was filed in June 2006 in the Federal District Court for the Southern District of New York and was transferred to the Western District of New York, Rochester Division, where it is currently pending against certain directors of the Company, and also naming the Company as nominal defendant. The second case, entitled Pinchuck v. Zarrella, Case No. 06-6377, was filed in June 2006 in the Supreme Court of the State of New York, County of Monroe, where it is currently pending against the directors of the Company, and also naming the Company as nominal defendant. Among other things, plaintiffs in these actions allege that the individual defendants breached their fiduciary duties to the Company in connection with the Company's handling of the MoistureLoc withdrawal. Plaintiffs purport to allege damage to the Company as a result of, among other things, costs of litigating product liability and personal injury lawsuits, costs of the product recall, costs of carrying out internal investigations, and the loss of goodwill and reputation. Plaintiffs seek unspecified damages as well as certain declaratory and injunctive relief.
Pursuant to a stipulated schedule ordered by the Court, plaintiff in the state-court Pinchuck action served an amended complaint on September 15, 2006 and defendants served a motion to dismiss the amended complaint on November 15, 2006; plaintiff's opposition to the motion was served on January 15, 2007, and defendants' reply is due February 15, 2007. Pursuant to a stipulated schedule ordered by the Court in the federal Little action, plaintiff in that case will have until 60 days after a ruling on a motion to dismiss in the consolidated securities action is entered or, if no such motion is filed, 60 days after defendants' answer to a consolidated amended complaint in the consolidated securities action is filed, to file an amended complaint.

Product Liability Lawsuits As of February 1, 2007, the Company has been served or is aware that it has been named as a defendant in approximately 196 product liability lawsuits pending in various federal and state courts as well as certain other non-U.S. jurisdictions. Of the 196 cases, 117 actions have been filed in U.S. federal courts, 77 cases have been filed in various U.S. state courts and two actions have been filed in non-U.S. jurisdictions. These also include 170 individual actions filed on behalf of individuals who claim they suffered personal injury as a result of using a ReNu solution and 26 putative class actions alleging personal injury as a result of using a ReNu solution and/or violations of one or more state consumer protection statutes. In the personal injury actions, plaintiffs allege liability based on, among other things, negligence, strict product liability, failure to warn, and breach of warranty. In the consumer protection actions, plaintiffs seek economic damages, claiming that they were misled to purchase products that were not as safe as advertised. Several lawsuits contain a combination of these allegations. On August 14, 2006, the Judicial Panel on Multidistrict Litigation (JPML) created a coordinated proceeding and transferred an initial set of MoistureLoc product liability lawsuits to the U.S. District Court for the District of South Carolina. The Company has advised the JPML of all federal cases available for transfer and has urged the issuance of conditional transfer orders. As of February 1, 2007, 104 of the 117 federal cases noted above have been transferred to the JPML.

Material Intellectual Property Litigation In October 2005, Rembrandt Vision Technologies, L.P. filed a patent infringement lawsuit against the Company and CIBA Vision Corporation. The action is entitled, Rembrandt Vision Technology, L.P. v. Bausch & Lomb Incorporated and CIBA Vision Corporation, bearing case number 2:05 CV 491, and is pending in the U.S. District Court for the Eastern District of Texas (Marshall Division). Rembrandt asserts that the Company and CIBA have infringed certain of Rembrandt’s oxygen permeability and tear-wettability technology that it claims to be protected by a U.S. Patent No. 5,712,327 entitled “Soft Gas Permeable Lens Having Improved Clinical Performance” (the 327 Patent). Rembrandt claims that the Company infringes the 327 Patent by selling soft gas permeable contact lenses that have tear-wettable surfaces in the U.S., which would include the Company’s PureVision silicone hydrogel lens products. The Company denies, and intends to vigorously defend itself against, Rembrandt’s claims. The Court has issued a scheduling order and has set a trial date of November 5, 2007.

Material Tax Litigation As disclosed in Note 10 — Provision for Income Taxes, on May 12, 2006, the Company received a Notice of Final Partnership Administrative Adjustment from the Internal Revenue Service relating to partnership tax periods ended June 4, 1999 and December 25, 1999, for Wilmington Partners L.P. (Wilmington), a partnership formed in 1993 in which the majority of partnership interests are held by certain of the Company's subsidiaries. The Final Partnership Administrative Adjustment (FPAA) proposes adjustments increasing the ordinary income reported by Wilmington for its December 25, 1999 tax year by a total of $10.0, and increasing a long-term capital gain reported by Wilmington for that tax year by $189.9. The FPAA also proposes a $550.0 negative adjustment to Wilmington's basis in a financial asset contributed to it by one of its partners in 1993; this adjustment would also affect the basis of that partner — one of the Company's subsidiaries — in its partnership interest in Wilmington. The asserted adjustments could, if sustained in full, increase the tax liabilities of the partnership's partners for the associated tax periods by more than $200.0, plus penalties and interest. The Company has not made any financial provision for the asserted additional taxes, penalties or interest as the Company believes the asserted adjustments are not probable and estimable.
Since 1999, the Company's consolidated financial statements have included a deferred tax liability relating to the partnership. As of December 31, 2005, this deferred tax liability equaled $157.1. This deferred tax liability is currently reducing net deferred tax assets for which a valuation allowance has been recorded as of December 31, 2005.
On August 7, 2006, the Company made a petition to the U.S. Tax Court to challenge the asserted adjustments. Internal Revenue Service's answer was filed on October 4, 2006, and the Company initiated a motion to strike portions of the answer on November 1, 2006. The Company believes it has numerous substantive and procedural tax law arguments to dispute the adjustments. Tax, penalties and interest cannot be assessed until a Tax Court determination is made, and an assessment, if any, would likely not be made until some time after 2007. While the Company intends to vigorously defend against the asserted adjustments, its failure to succeed in such a defense could significantly increase the liability of the partnership's partner for taxes, plus interest and penalties, which in turn would have a material adverse effect on the Company's financial results and cash flows.

General Litigation Statement From time to time, the Company is engaged in, or is the subject of, various lawsuits, claims, investigations and proceedings, including product liability, patent, trademark, commercial and other matters, in the ordinary course of business.
In addition to pending litigation matters, the Company may from time to time learn of alleged non-compliance with laws or regulations or other improprieties through compliance hotlines, communications by employees, former employees or other third parties, as a result of its internal audit procedures, or otherwise. As disclosed in Note 2 — Restatement, in response to such allegations, the Company’s Audit Committee conducted certain investigations during 2005 and 2006, which led, among other things, to the restatement of previously reported financial information and the recording of current charges. The restatement, in turn, resulted in the Company’s being unable to file timely certain periodic financial information and the Company’s obtaining certain waivers from creditors, as well as an extension from the NYSE to permit continued trading notwithstanding the delay in filing the Company’s 2005 Annual Report on Form 10-K.
The Audit Committee of the Board of Directors is currently investigating the potential U.S. Foreign Corrupt Practices Act implications of the Company’s Spanish subsidiary’s providing free product, principally intraocular lenses used in cataract surgery, and other things of value to doctors performing surgical procedures at public hospitals in Spain. This investigation was initiated following reports of potentially improper sales practices by a former employee. The investigation of the Company’s Spanish subsidiary has been voluntarily reported to the Northeast Regional Office of the SEC. We cannot predict the outcome of this pending investigation, and at this time cannot reasonably estimate the potential liability of the Company or its Spanish subsidiary in connection with these matters.
The Company’s policy is to comply with applicable laws and regulations in each jurisdiction in which it operates and, if the Company becomes aware of a potential or alleged violation, to conduct an appropriate investigation, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. There can be no assurance that any pending or future investigation or resulting remedial action will not have a material adverse financial, operational or other effect on the Company.
The Company may become parties to, or the subject of, other claims, lawsuits, investigations or inquiries in the future. See Item 3. Legal Proceedings of this Annual Report on Form 10-K.

22.   Quarterly Results, Stock Prices and Selected Financial Data (Unaudited)

Quarterly Results As described in Note 2 — Restatement, the Company restated its consolidated financial statements for fiscal years 2004 and 2003 and its quarterly consolidated financial statements for the first and second quarters of fiscal 2005. The following table presents unaudited quarterly financial information for each quarter during the past two years, reflecting the impact of restatement. Net sales, gross profit and operating income are reported on the same basis as amounts in the accompanying Statements of Income.

	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
	As Reported	As Restated	As Reported	As Restated
2005
Net Sales	$554.3	$554.7	$608.3	$605.4	$567.3	$626.4
Gross Profit	322.3	321.9	362.2	360.4	318.6	369.7
Operating Income	60.5	55.2	80.2	75.7	56.4	96.1
Net Income (Loss)	34.5	33.3	45.0	37.3	(105.2)	53.8
Earnings (Loss) Per Share, Basic	$0.65	$0.63	$0.85	$0.70	$(1.97)	$1.00
Earnings (Loss) Per Share, Diluted	$0.63	$0.60	$0.81	$0.67	$(1.97)	$0.96

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
2004
Net Sales	$510.3	$514.0	$566.5	$564.6	$548.9	$548.6	$606.6	$606.3
Gross Profit	289.9	291.6	338.9	338.2	317.5	319.5	351.1	355.1
Operating Income	43.5	39.7	75.2	71.2	76.8	77.9	84.1	90.3
Net Income	23.5	22.8	41.4	32.4	43.3	46.7	51.4	51.9
Earnings Per Share, Basic	$0.45	$0.44	$0.78	$0.62	$0.81	$0.89	$0.97	$0.99
Earnings Per Share, Diluted [1]	$0.43	$0.42	$0.76	$0.59	$0.79	$0.86	$0.94	$0.95

[1]
Includes the diluted effect from the Company's application of EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (see Note 4 — Earnings Per Share). Diluted shares were retroactively restated for periods ended prior to December 25, 2004 with no change to previously reported EPS. Diluted shares outstanding for the first, second and third quarters of 2004 were restated to 54,566; 54,569 and 54,628 from 54,499; 54,431 and 54,460, respectively. Diluted shares outstanding for the 2003 third quarter and year to date periods were restated to 53,423 and 53,519 from 53,379 and 53,491, respectively.

Quarterly Stock Prices The Company's Common stock is listed on the NYSE and is traded under the symbol BOL. There were approximately 7,400 and 7,700 Common shareholders of record at year-end 2005 and 2004, respectively. The following table shows the price range of the Common stock for each quarter for the past two years:

	2005		2004
	Price Per Share		Price Per Share
	High	Low	High	Low
First	$75.85	$61.82	$61.64	$50.70
Second	79.75	70.80	66.67	57.63
Third	87.89	74.50	69.00	57.42
Fourth	84.30	66.17	67.95	57.17

The following tables present the impact of the restatement adjustments described in Note 2 — Restatement on the Company’s previously reported net earnings and diluted earnings per share for the first and second quarters of 2005 and for each quarter of 2004 (dollar amounts in millions, except per share data):

	Quarters Ended
	Jun 25, 2005	Mar 26, 2005	Dec 25, 2004	Sep 25, 2004	Jun 26, 2004	Mar 27, 2004
Net Income, as Previously Reported	$45.0	$34.5	$51.4	$43.3	$41.4	$23.5
Brazil Matters	(0.9)	(0.7)	(0.6)	(0.6)	(0.3)	(0.3)
Asia and Other Revenue Recognition Matters	(1.5)	(0.6)	(0.3)	(0.7)	(1.8)	1.5
Tax Matters	(4.2)	2.6	(0.8)	3.1	(6.4)	2.0
Deferred Compensation Plan	(1.7)	(2.0)	0.2	(0.2)	(0.6)	(1.3)
Other Items	0.6	(0.5)	2.0	1.8	0.1	(2.5)
Net Income as Restated	$37.3	$33.3	$51.9	$46.7	$32.4	$22.8

	Quarters Ended
	Jun 25, 2005	Mar 26, 2005	Dec 25, 2004	Sep 25, 2004	Jun 26, 2004	Mar 27, 2004
Diluted Earnings Per Share, as Previously Reported	$0.81	$0.63	$0.94	$0.79	$0.76	$0.43
Brazil Matters	(0.02)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Asia and Other Revenue Recognition Matters	(0.03)	(0.01)	-	(0.01)	(0.03)	0.03
Tax Matters	(0.07)	0.05	(0.02)	0.06	(0.12)	0.04
Deferred Compensation Plan	(0.03)	(0.04)	-	-	(0.01)	(0.02)
Other Items	0.01	(0.01)	0.04	0.03	-	(0.05)
Diluted Earnings Per Share, as Restated	$0.67	$0.60	$0.95	$0.86	$0.59	$0.42

Selected Financial Data
Dollar Amounts in Millions - Except Per Share Data

				2002		2001
	2005	2004 (Restated) [2]	2003 (Restated) [2]	(As Reported)	(Restated) [2]	(As Reported)	(Restated) [2]
Results for the Year
Net Sales [1]	$2,353.8	$2,233.5	$2,018.5	$1,816.7	$1,810.5	$1,665.5	$1,660.4
Income from Continuing Operations	19.2	153.9	106.9	72.5	20.8	42.0	45.9
Net Income	19.2	153.9	106.0	72.5	20.8	21.2	15.7
Continuing Operations - Basic earnings per share	0.36	2.94	2.04	1.35	0.39	0.78	0.86
Net Income - Basic earnings per share	0.36	2.94	2.02	1.35	0.39	0.39	0.29
Continuing Operations - Diluted earnings per share	0.35	2.83	2.00	1.34	0.39	0.78	0.85
Net Income - Diluted earnings per share	0.35	2.83	1.98	1.34	0.39	0.39	0.29
Dividends per share	0.52	0.52	0.52	0.65	0.65	1.04	1.04

[1]	Expenses totaling $46.4 originally reported as selling, administrative and general expenses in 2001 have been reclassified to a reduction of net sales to reflect the adoption of EITF 01-9.
[2]	See Note 2 — Restatement for further information regarding the restatement of the Company's consolidated financial statements and information.

			2003		2002		2001
	2005	2004 (Restated) [1]	(As Reported)	(Restated) [1]	(As Reported)	(Restated) [1]	(As Reported)	(Restated) [1]
Year End Position
Working capital	$617.7	$528.0	$545.0	$528.9	$455.7	$457.5	$693.7	$673.1
Total assets	3,416.4	3,045.8	3,006.4	3,038.1[4]	2,773.4	2,767.1	2,993.5	2,872.0[5]
Short-term debt	161.4	103.4	195.0	197.2	187.9	189.4	123.3	123.3
Long-term debt	831.2	543.3	652.0	652.0	656.2	656.2	703.2	703.2
Retained earnings	1,471.6	1,480.4	1,396.9	1,354.1[2]	1,298.9	1,275.6[2]	1,261.4	1,289.8[2]
Shareholders' equity	1,283.9	1,362.8	1,203.4	1,160.8[2]	1,017.8	1,005.3[2]	975.0	1,017.3[3]

Other Ratios and Statistics
Return on average shareholders' equity	1.4%	12.6%	11.9%	10.5%	7.4%	2.1%	2.1%	1.5%
Return on invested capital	3.5%	9.9%	8.5%	8.6%	6.0%	4.1%	3.1%	2.8%
Effective income tax rate for continuing operations before minority interest	89.9%	34.4%	34.0%	37.3%	34.5%	69.8%	33.8%	41.5%
Current ratio	1.6	1.6	1.6	1.6	1.5	1.5	2.0	1.9
Capital expenditures	$116.0	$118.9	$91.5	$91.5	$91.9	$91.9	$96.4	$96.4

[1]	See Note 2 — Restatement for further information regarding the restatement of the Company's consolidated financial statements and information.
[2]	See the Statements of Changes in Shareholders' Equity for information regarding the impact of restatement adjustments on the Company's retained earnings and components of total shareholders' equity.
[3]
The $42.3 increase in shareholders' equity primarily reflects the cumulative impact of restatement adjustments on net earnings (see the following table) and the cumulative impact of restatement adjustments associated with the Company's comprehensive review of its accounting for income taxes partially offset by the impact of restatement adjustments associated with the deferred compensation matter.

[4]
The $31.7 increase in total assets primarily reflects the impact of restatement adjustments associated with the Company's comprehensive review of its accounting for income taxes which increased deferred income tax assets by $76.6, partially offset by a $53.8 decrease in goodwill reflecting adjustments also associated with this comprehensive review, specifically related to a 1998 acquisition.

[5]	The $121.5 decrease in total assets reflects the impact of restatement adjustments associated with the Company's comprehensive review of its accounting for income taxes.

The following tables present the impact of the restatement adjustments described in Note 2 — Restatement on the Company’s previously reported net earnings and diluted earnings per share for fiscal years 2001, 2002, 2003 and 2004 as well as the impact of restatement adjustments on the Company's previously reported pre-2001 cumulative net earnings (dollar amounts in millions, except per share data):

	Years Ended
	Dec 25, 2004	Dec 27, 2003	Dec 28, 2002	Dec 29, 2001
Retained Earnings, as Previously Reported	$1,528.9	$1,396.9	$1,298.9	$1,261.4
Cumulative Retained Earnings Restatement Adjustments	(42.8)	(23.3)	28.4	33.9 [1]

Net Income, as Previously Reported	$159.6	$125.5	$72.5	$21.2
Brazil Matters	(1.8)	(7.5)	(8.3)	(6.0)
Asia and Other Revenue Recognition Matters	(1.3)	(2.1)	(0.8)	(0.4)
Tax Matters	(2.1)	0.7	(40.0)	1.6
Deferred Compensation Plan	(1.9)	(2.3)	0.2	0.3
Other Items	1.4	(8.4)	(2.8)	(1.0)
Net Income, as Restated	$153.9	$106.0	$20.8	$15.7
Total Net Income Restatement Adjustments	(5.7)	(19.5)	(51.7)	(5.5)
Retained Earnings, as Restated	$1,480.4	$1,354.1	$1,275.6	$1,289.8

1  The increase reflects the following restatement adjustments recorded in periods prior to 2001: $39.3 associated with the Company's comprehensive review of its accounting for income taxes; $1.2 related to the deferred compensation plan matter; and $0.4 related to other matters. These increases were partially offset by a $4.4 decrease related to Asia and other revenue recognition matters and a $2.6 decrease related to the Brazil matters.

	Years Ended
	Dec 25, 2004	Dec 27, 2003	Dec 28, 2002	Dec 29, 2001
Diluted Earnings Per Share, as Previously Reported	$2.93	$2.34	$1.34	$0.39
Brazil Matters	(0.03)	(0.14)	(0.15)	(0.11)
Asia and Other Revenue Recognition Matters	(0.02)	(0.04)	(0.01)	(0.01)
Tax Matters	(0.04)	0.01	(0.74)	0.03
Deferred Compensation Plan	(0.04)	(0.04)	-	0.01
Other Items	0.03	(0.16)	(0.05)	(0.02)
Diluted Earnings Per Share, as Restated	$2.83	$1.98	$0.39	$0.29

23.   Subsequent Event

Market Withdrawal of MoistureLoc Lens Care Solution On May 15, 2006, the Company announced a voluntary recall of its MoistureLoc lens care solution. The decision was made following months of investigation into an increase in fungal infections among contact lens wearers in the United States and certain Asian markets. The Company’s decision to recall the product represents a subsequent event occurring prior to its filing this Form 10-K, but related to product manufactured and sold in 2005. In accordance with GAAP, the Company has recorded certain items associated with the recall in its 2005 financial results. The adjustments were recorded as third-quarter events, because that is the earliest reporting period for which the Company has not filed quarterly financial results on Form 10-Q.

The charges associated with the withdrawal reduced 2005 third-quarter earnings before taxes by $39.0 and net income by $25.0, or $0.45 per share (based on local statutory tax rates). Full-year 2005 earnings before taxes were reduced by $39.0 and full-year 2005 net income was reduced by $27.5, or $0.49 per share (based on local statutory tax rates). Of the pre-tax amount, $17.1 related to estimated customer returns and consumer rebates and was recorded as a reduction to net sales; $14.1 related to costs associated with returned product and the disposal and write-off of inventory, which was recorded as cost of products sold; and $7.9 related to costs associated with the notification to customers and consumers required in market withdrawal instances, which was recorded as selling, administrative and general expense. Charges include $1.7 for settled, unlitigated claims, however, the Company has not recorded any provisions for potential legal actions related to MoistureLoc because it is not yet able to estimate the magnitude of such charges, if any (see further discussion in Note 21 — Other Matters).
The Company anticipates its decision to withdraw the product will negatively impact future financial performance. The Company recorded additional amounts for sales returns provisions and coupon redemptions in 2006, and performance was hampered by the impact from lost MoistureLoc revenues; lower revenues for other lens care products, reflecting market share losses caused by trade and consumer uncertainty; and the negative collateral effect on the Company’s non-lens care product categories, primarily in Asia; combined with higher expenses associated with the recall and legal expenses associated with product liability lawsuits, and increased marketing expense to support brand rebuilding activities. The Company incurred additional charges, primarily in Europe, associated with the MoistureLoc recall for product manufactured and sold in 2006. These charges approximated $26.7 on a pre-tax basis, of which approximately $19.1 is associated with sales returns and other reductions to reported net sales.
The Company considered the voluntary recall of MoistureLoc an event that would more likely than not reduce the fair value of a reporting unit. Therefore, in accordance with SFAS 142, the Company reviewed and updated the financial information and assumptions used in calculating reporting unit fair values in its 2005 annual impairment test (see Note 1 — Significant Accounting Policies for a discussion of the Company's annual impairment test) for purposes of assessing whether the withdrawal was likely to reduce any of the reporting unit fair values to below its carrying amount. The Company updated the financial information and made changes to assumptions (used in calculating the indications of value under the income and market approaches) to reflect the anticipated impact of the withdrawal on reporting unit operating results. The revised reporting unit fair values were compared to the carrying amounts from the 2005 annual impairment test. The revised fair values of each of the reporting units exceeded its carrying amount by a substantial margin. The Company therefore concluded that the probability of the voluntary recall reducing the fair value of any reporting unit below its carrying amount was remote and, as such, an impairment test was not required. In addition, a separate analysis was performed surrounding the valuation of the Company's acquisition of Freda (see Note 3 — Acquisition for further discussion), which was not completely integrated as of December 31, 2005. The Company determined that the fair value of Freda exceeded its carrying value. The Company will continue to monitor and assess the impact from the recall as it relates to the fair value of any of its reporting units.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chairman and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file this Annual Report on Form 10-K within the statutory time period, the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer have concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were not effective.

As previously reported in news releases dated October 26 and December 22, 2005, the Audit Committee of the Company's Board of Directors commenced in September 2005, an independent investigation into allegations of misconduct by the management of the Company's Brazilian subsidiary, BL Industria Otica, Ltda. (BLIO), which had been reported to the Company's senior management by a BLIO employee pursuant to the Company's established compliance program. In addition, as reported in the December 22 release, in late November 2005, following employee reports regarding possibly improper sales practices in the Company's Korean subsidiary (Bausch & Lomb Korea Co. Ltd. [BL Korea]), the Audit Committee commenced an independent investigation into revenue recognition and sales practices in the Korean subsidiary. In light of the investigations of the Company's Brazil and Korea subsidiaries, the Company undertook expanded year-end procedures at substantially all locations focused on, among other things, revenue recognition practices. In addition, following the discovery of evidence in the course of the Korea investigation, the Audit Committee commenced the investigation of the timing and appropriateness of reserve entries on a company-wide basis. In addition, as previously reported, in 2005 the Company undertook a comprehensive review of its accounting for income taxes. As a result of this review, the Company determined adjustments to prior period financial statements were necessary related to: differences between the tax and financial reporting basis of the Company's assets and liabilities pertaining to its deferred income tax assets and liabilities; the provision for income taxes and income taxes payable; and tax implications of certain non-routine transactions, including certain acquisitions.
As described in detail in Note 2 — Restatement to the consolidated financial statements, the Brazil, Korea and reserve entry investigations as well as the Company's expanded procedures and the comprehensive review of accounting for income taxes resulted in the identification of certain matters that required that adjustments including audit adjustments be made to prior period financial statements and to the 2005 third quarter interim and the 2005 annual financial statements. Such matters and the related adjustments were considered in connection with management's assessment of internal control over financial reporting that is set forth below.

Management’s Report on Internal Control Over Financial Reporting Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).
A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material adverse effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management excluded Freda from its assessment of internal control over financial reporting as of December 31, 2005 because Freda was acquired by the Company in a purchase business combination during the fourth quarter of 2005. Freda represented one percent of the Company's net sales for the year ended December 31, 2005 and eight percent of the Company's total assets at December 31, 2005.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management has identified the following material weaknesses as of December 31, 2005:
(1) Control Environment The Company did not maintain an effective control environment because of the following: (a) the Company did not adequately and consistently reinforce the importance of adherence to controls and the Company's code of conduct, which contributed to certain of the restatement items that occurred across a broad range of the Company's operational and functional areas; (b) the Company failed to institute all elements of an effective program to help prevent and detect fraud by Company employees; (c) the Company did not establish and maintain effective corporate and regional management oversight and monitoring of operations to detect subsidiaries' managements’ override of established financial controls and accounting policies, execution of improper transactions and accounting entries to impact revenue and earnings, and reporting of these transactions to the appropriate finance personnel or the Company’s independent registered public accounting firm; and (d) the Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of GAAP, including revenue recognition and accounting for income taxes, and in internal controls over financial reporting commensurate with its financial reporting requirements. This material weakness contributed to the additional material weaknesses discussed in items 2-4 below.
(2) Controls Over the Financial Reporting and Close Process The Company did not maintain effective controls to provide reasonable assurance of the completeness and accuracy of certain financial statement accounts in certain subsidiaries. Specifically, the Company did not maintain effective controls to ensure that account reconciliations and journal entries were supported by appropriate analysis and documentation in connection with the financial reporting and close process. This material weakness resulted in the restatement of the Company's 2004 and 2003 annual consolidated financial statements and all quarterly periods of 2004, and the first two quarters of 2005, as well as adjustments, including audit adjustments to the 2005 third quarter interim and the 2005 annual consolidated financial statements. In addition, the Company restated beginning shareholders' equity for the impact of the restatement for periods prior to 2003.
(3) Controls Over Revenue Recognition and Sales Practices The Company did not maintain effective controls over certain subsidiaries’ relationships with their key distributors, particularly in the Company’s Korea, Japan and India subsidiaries, and did not maintain effective controls over the installation of refractive laser surgery equipment in multiple locations where the Company does business, to ensure that revenue associated with such distributor and laser sales was recognized in accordance with GAAP. Specifically, the Company did not maintain effective controls to provide reasonable assurance that customer arrangements were adequately reviewed by the appropriate persons at such subsidiaries to identify and provide reasonable assurance regarding the proper application of the appropriate method of revenue recognition in accordance with GAAP. In addition, the Company did not maintain effective controls to prevent subsidiary management from overriding established financial controls or making errors in the application of policies concerning the accuracy and valuation of accounts receivable and the maintenance of distributor inventory at established threshold levels, as well as regarding administration of credit limits, extensions of credit terms, price discounting, sales returns and exchanges, transfer of the risk of ownership, and sales order entry and control. This material weakness resulted in the restatement of the Company's 2004 and 2003 annual consolidated financial statements and all quarterly periods of 2004, and the first two quarters of 2005, as well as adjustments, including audit adjustments to the 2005 third quarter interim and the 2005 annual consolidated financial statements. In addition, the Company restated beginning shareholders' equity for the impact of the restatement for periods prior to 2003.

(4) Controls Over Tax Accounting The Company did not maintain effective controls over the determination and reporting of its income tax payable, deferred income tax assets and liabilities, the related valuation allowances and income tax expense. Specifically, effective controls were not designed and in place to: (i) ensure management maintained the appropriate level of personnel resources with adequate experience and expertise in the area of U.S. GAAP accounting for income taxes; (ii) ensure roles and responsibilities with respect to accounting for income taxes were clearly defined; (iii) identify and evaluate in a timely manner the tax implications of certain non-routine transactions, including transactions related to acquisitions; (iv) provide reasonable assurance as to the completeness and accuracy of the provision for income taxes and income taxes payable including tax reserves and return to provision adjustments; and (v) reconcile differences between the tax and financial reporting basis of its assets and liabilities with its deferred income tax assets and liabilities. In addition, the Company did not maintain effective controls over indirect taxes, including VAT and certain import related taxes related to its Brazilian subsidiary. This material weakness resulted in the restatement of the Company's 2004 and 2003 annual consolidated financial statements and all quarterly periods of 2004, and the first two quarters of 2005, as well as adjustments, including audit adjustments to the 2005 third quarter interim and the 2005 annual consolidated financial statements. In addition, the Company restated beginning shareholders' equity for the impact of the restatement for periods prior to 2003.
(5) Controls Over Deferred Compensation Plan The Company did not maintain effective controls to ensure that the Company’s Deferred Compensation Plan document was amended to accurately reflect the Plan’s intended design. This inaccurate amendment of the plan resulted in the Company not properly marking to market stock awards issued under the Company’s Long-Term Incentive Plan that were deferred under the Deferred Compensation Plan which impacted the completeness and accuracy of selling, administrative and general expense and accrued liabilities. This material weakness resulted in the restatement of the Company's 2004 and 2003 annual consolidated financial statements and all quarterly periods of 2004, and the first two quarters of 2005, as well as adjustments, including audit adjustments to the 2005 third quarter interim and the 2005 annual consolidated financial statements. In addition, the Company restated beginning shareholders' equity for the impact of the restatement for periods prior to 2003.

Additionally, each of these material weaknesses above could result in a material misstatement to the Company's interim or annual consolidated financial statements and disclosures which would not be prevented or detected.
As a result of these material weaknesses described above, management has concluded that, as of December 31, 2005, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control-Integrated Framework issued by the COSO.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under the Report of Independent Registered Public Accounting Firm in this Annual Report on Form 10-K.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting The Company has engaged in, and is continuing to engage in, substantial efforts to address the material weaknesses in its internal control over financial reporting. Several material weaknesses were remediated in 2006 and the Company is working to remediate the others as soon as practicable. Specific actions which have been or will be taken are outlined below:

From a control environment and organizational perspective:

•
Several individuals in management positions at its Brazilian and Korean operations have either left the Company or have been terminated. In addition, the Senior Vice President - Asia has been replaced.

•
The Company has strengthened its management and financial ranks including the appointment of a Vice President, Compliance reporting directly to the Chief Executive Officer and the Audit Committee of the Board; and a Vice President, Financial Compliance reporting to the Corporate Controller.

•	The Company further enhanced its whistleblower program related to the communication, investigation and resolution of whistleblower activities.
•	The Company plans to further expand and strengthen its internal audit organization by hiring additional experienced audit staff.
•	The Company has continued and expanded executive management's ongoing communications regarding the importance of adherence to internal controls and company policies.
•	The Company has strengthened its tax department by hiring additional senior tax staff with expertise in accounting for income taxes.
•
The Company realigned the global finance organization in its operating segments to have a direct reporting relationship to the Corporate Controller, rather than to management within the operating segments.

•
The Company has modified the performance management objectives and individual bonus metrics for the global finance organization to be more heavily weighted to internal controls and financial reporting and close metrics.

•
The Company has begun an initiative to provide additional training to finance, accounting and tax professionals regarding new and evolving areas in U.S. GAAP accounting. In addition, the Company is undertaking a review to ensure that the finance, accounting and tax functions are staffed in accordance with the required competencies, and has begun the process of making personnel changes where necessary.

•	The Company is developing a formal training program for certain non-finance employees on revenue recognition and integrity of financial reporting and controls.
•	The Company has reinforced the certification process to emphasize senior managers' accountability for maintaining an ethical environment.

In addition to strengthening its control environment and organizational capabilities:

•
The Company, with the assistance of outside consultants other than its independent registered public accountants, undertook a project to perform a comprehensive review of its accounting for income taxes including deferred tax assets and liabilities, taxes payable and tax reserves. Further, the Company will initiate processes to improve proper tracking of deferred tax assets and liabilities.

•
The Company has augmented the quarterly financial reporting and close process, including by implementing an expanded Quarterly Close Checklist which is completed by each Operating Segment Controller and reviewed by the Corporate Controller to focus on the specific areas identified in the material weaknesses.

•
The Company has enhanced key control activities related to revenue recognition on laser installations and, sales to distributor/wholesalers, documentation and approval of terms of sales, including standard and extended credit terms and, analysis of sales returns and exchanges.

•	The Company is in the process of enhancing policies and procedures designed to detect and prevent fraud including strengthening key region and entity-wide monitoring activities.
•
The Company implemented a process requiring all subsidiaries outside of the United States to use one global professional tax advisor to review local income tax returns prior to filing and to provide services relating to tax assessments and positions.

•	The Company has clarified responsibilities of the Regional Tax Directors to include review of VAT, customs and other indirect taxes.
•	The Company will require formal review and approval of all new or amended employee benefit plans by Corporate Technical Accounting.

The above actions are being considered in the Company's evaluation of its internal control over financial reporting for the year ended December 30, 2006. While the Company has not completed its 2006 internal control evaluation, it is expected that the Company will report one or more material weaknesses in internal control over financial reporting for 2006 when it files its Annual Report on Form 10-K for the year ended December 30, 2006.

Changes in Internal Control Over Financial Reporting During the fourth quarter of 2005, the Company continued to implement its global enterprise reporting system at its commercial and global operations businesses including the Company's U.S. Vision Care operation. In addition, the Company also changed to a new third-party payroll processor for its employees based in the United Kingdom. The Company also realigned the finance organization to have a direct reporting relationship to the Corporate Controller. As described above, there were changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is continuing to implement the global enterprise reporting system, and in that process, expects that there will be future material changes in internal controls as a result of this implementation.

Item 9B.   Other Information

Not applicable.

Part III

Item 10.   Directors and Executive Officers of Bausch & Lomb Incorporated

The Company's Board of Directors is comprised of the following members (information current as of December 1, 2006):
ALAN M. BENNETT	Director since 2004 Age: 55

Mr. Bennett has served since 2001 as senior vice president and chief financial officer of Aetna Inc., a leading provider of health, dental, group life, disability and long-term care benefits. He joined Aetna in 1995 as chief financial officer for Aetna Business Resources. He was named vice president and director of internal audit of Aetna Inc. in 1997 and in 1998 was named vice president and controller. From 1981 to 1995, Mr. Bennett held several executive positions with Pirelli Armstrong Tire Corporation. From 1972 to 1981, he was an audit manager at Ernst & Young. Mr. Bennett is a Director of Halliburton and a member of the American Institute of Certified Public Accountants.

DOMENICO DE SOLE	Director since 1996 Age: 62

Mr. De Sole has served since April 2005 as chairman of Tom Ford International, a fashion company which produces fragrances, sunglasses and a signature ready-to-wear men's line. He served from 1995 to 2004 as president and chief executive officer of Gucci Group N.V., a multibrand luxury goods company. He joined that company in 1984 as president and chief executive officer of Gucci America, Inc. and in 1994 was named chief operating officer of Gucci Group N.V. Mr. De Sole is a director of Delta Airlines, Inc., GAP Inc. and Telecom Italia and Ermenegildo Zegna. He is a member of the Harvard Law School Advisory Board.

PAUL A. FRIEDMAN, M.D.	Director since 2004 Age: 63

Dr. Friedman has served since 2001 as president and chief executive officer of Incyte Corporation, a biotechnology company. From 1998 until 2001, he served as president of DuPont Pharmaceuticals Research Laboratories. From 1994 until 1998, he served as president, Research and Development, of DuPont Merck Pharmaceutical Company. From 1991 to 1994, he was senior vice president of Research at Merck Sharp & Dohme Research Laboratories and from 1985 to 1991 he held several executive positions there. From 1974 to 1985, Dr. Friedman was associate professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a diplomat of the American Board of Internal Medicine and a member of the American Society of Pharmacology and Experimental Therapeutics, the American Society of Clinical Investigation, and the American Society of Biological Chemistry.

JONATHAN S. LINEN	Director since 1996 Age: 63

Mr. Linen has served since January 2006 as advisor to the chairman of American Express Company, a diversified worldwide travel and financial services company. From 1993 to 2006, he served as vice chairman. He joined that company in 1969 and held various executive positions before being appointed president and chief executive officer of Shearson Lehman Brothers in 1989. In 1992, he was named president and chief operating officer of American Express Travel Related Services Company, Inc. Mr. Linen is chairman of the board of the International Golf Association, a trustee of the U.S. Council for International Business and a member of The Council on Foreign Relations. Mr. Linen presides on the policy committee of The Travel Business Roundtable and is vice chairman of the executive committee of the World Travel & Tourism Council. He serves as a member of the boards of Yum! Brands, Inc., Intercontinental Hotels, World Monuments Fund, the U.S. Travel & Tourism Promotion Advisory Board, and is an executive committee member of NYC & Company. Mr. Linen is a past chairman and now honorary member of the board of trustees of the National Urban League.

RUTH R. McMULLIN	Director since 1987 Age: 64

Mrs. McMullin is the chairperson of trustees of the Eagle-Picher Trust. She was a member of the faculty of the Yale School of Management as a Management Fellow from 1994 to 1995. From 1992 to 1994, she was president and chief executive officer of the Harvard Business School Publishing Corporation. From 1990 to 1992, Mrs. McMullin was a consultant to private industry and from 1991 to 1992, she was also acting chief executive officer of UNR Industries, Inc. and a member of that company's chairman's committee. From 1989 to 1990, she was president and chief executive officer of John Wiley & Sons, Inc., a publishing company. Mrs. McMullin joined that company as executive vice president and chief operating officer in 1987. She is a director of The Mighty Eighth Foundation, Inc., and The Mighty Eighth Air Force Heritage Center, Inc.

LINDA JOHNSON RICE	Director since 1990 Age: 48

Mrs. Rice has served since 2002 as president and chief executive officer of Johnson Publishing Company, Inc., a multi-media company. She joined that company in 1980, became vice president in 1985 and president and chief operating officer in 1987. In addition to management of the company, she oversees the editorial content of Ebony and Jet magazines. She is also president of Fashion Fair Cosmetics, a division of Johnson Publishing. Mrs. Rice is a director of Kimberly-Clark Corporation, Omnicom Group, Inc., and Money Gram International, Inc.

WILLIAM H. WALTRIP	Director since 1985 Age: 69

Mr. Waltrip served from 1993 to 2003 as chairman of the board of Technology Solutions Company, a systems integration company, and from 1993 until 1995 he was chief executive officer of that company. Mr. Waltrip has served twice as Bausch & Lomb's interim chief executive officer, once in 1996 and once in 2001. He also served as the Company's chairman from 1996 to 1998 and again in 2001. From 1991 to 1993, he was chairman and chief executive officer of Biggers Brothers, Inc., a food service distribution company and was a consultant to private industry from 1988 to 1991. From 1985 to 1988, he served as president and chief operating officer of IU International Corporation, a transportation, environmental and distribution company. Earlier, he had been president, chief executive officer and a director of Purolator Courier Corporation. He is a director of Theravance, Inc., Charles River Laboratories International, Inc. and Thomas & Betts Corporation.

BARRY W. WILSON	Director since 2003 Age: 62

Mr. Wilson has served since 1997 as senior vice president and a member of the Executive Committee of Medtronic, Inc., a medical technology company. In 2006, he was appointed senior vice president, International Affairs and President Greater China, having had responsibility as president of Medtronic International since 2001. Mr. Wilson joined Medtronic as president of Europe, Middle East and Africa in 1995. From 1980 to 1993, he held various executive positions with Bristol-Myers Squibb, including president of Europe. Prior to that, he held executive positions with Pfizer, Inc. in nine different countries. Mr. Wilson was chairman of Eucomed, the European medical device industry association from 2000 to 2004 and now serves as its honorary chairman.

KENNETH L. WOLFE	Director since 1989 Age: 67

Mr. Wolfe served as chairman and chief executive officer of Hershey Foods Corporation, a food products manufacturing firm, from 1994 until his retirement in 2001. He joined that firm in 1967 and held various executive positions before being appointed vice president and chief financial officer in 1981. In 1984, Mr. Wolfe was named senior vice president. From 1985 until 1993, he was president and chief operating officer. Mr. Wolfe is a director of Adelphia Communications Corporation and Revlon, Inc. and is a trustee of Fidelity Funds.

RONALD L. ZARRELLA	Director since 2001 Age: 57

Mr. Zarrella has served since 2001 as chairman and chief executive officer of Bausch & Lomb Incorporated. He was previously with General Motors Corporation, where he was executive vice president and president of General Motors North America from 1998 to 2001. From 1994 to 1998, Mr. Zarrella was vice president and group executive in charge of General Motors' North American Vehicle Sales, Service and Marketing Group. From 1985 to 1994, Mr. Zarrella held several executive positions at Bausch & Lomb, including serving as its president, chief operating officer and a member of its Board of Directors. Mr. Zarrella is a director of Avaya, Inc. He is a trustee of Rochester Institute of Technology, the International Agency for the Prevention of Blindness, and the Committee for Economic Development. Mr. Zarrella is a member of the board of the University of Rochester Medical Center, FIRST (For Inspiration and Recognition of Science and Technology), and the National Italian American Foundation.

The Board of Directors of the Company met nine times in 2005. Each of the directors attended 75% or more of the aggregate number of regularly scheduled and special Board and committee meetings held during the year, except for Linda Johnson Rice, who attended 71% of the meetings due to a serious family illness. Pursuant to a policy adopted by the Nominating and Governance Committee of the Board, directors are strongly encouraged to attend annual meetings of shareholders. Each of the directors attended the 2005 annual meeting.
Directors who are not employees of the Company received an annual retainer of $52,000 in 2005. No additional fees are paid for attending meetings. The Company does not pay an annual retainer or fees to directors who are employees of the Company. The Chair of the Audit Committee was paid an additional $10,000 fee and members of the Audit Committee were each paid an additional $5,000 fee. The Chairs of the Compensation Committee and Nominating and Governance Committee were each paid an additional $7,500 fee.
The Company's Annual Retainer Stock Plan for Non-Employee Directors includes director stock ownership guidelines. The guidelines provide that directors who own shares of Company stock or share equivalents with an aggregate market value of $260,000 or more have the option to receive their annual retainer in Company stock or cash or a combination of both. New Directors have five years to meet the guidelines. Directors who have not met the guidelines receive at least one-half of the annual retainer in Company stock. All of the current non-employee directors, except for Mr. Alan M. Bennett and Dr. Paul A. Friedman, who were both elected to the Board of Directors for the first time in 2004, have met the stock ownership guidelines.
Under the Company's 2003 Long-Term Incentive Plan, non-employee directors annually receive non-qualified options to purchase shares of Common stock of the Company that vest in one year. The number of options is determined by a fixed formula set forth in the Plan, and the exercise price of all such options is determined by the fair market value of the Company's Common stock on the date of grant. For fiscal year 2005, each non-employee director was granted 1,956 options to purchase Common shares at a price of $83.550 per share.
Under the Company's Deferred Stock Equivalent Program, non-employee directors of the Company receive an annual grant of 500 deferred stock equivalent units. These instruments are a contract right to receive, in cash, at the time of the director's retirement from the Board, an amount equal to the product of the market value of one share of the Company's Common stock at the time of the director's retirement from the Board multiplied by the number of deferred stock equivalent units. This element of compensation brings total director compensation into line with that of comparable companies, in part enhancing the Company's ability to attract and retain high-quality director candidates, and in part aligning directors' economic interests with those of shareholders. The program also provides for a one-time matching contribution of deferred stock equivalent units valued at $25,000 for new non-employee directors upon the acquisition of an equal number of shares of Company stock by the director.
From 1993 through 1996, the Company had a Charitable Contribution Plan in place for non-employee directors of the Company. The Plan was frozen in 1996. Under this plan, following the death of a participating director, the Company will make up to $250,000 in charitable contributions to bona fide tax-exempt organizations meeting the requirements of Section 501(c)(3) of the Internal Revenue Code selected by the participant. The plan covers the following retired directors: Franklin E. Agnew, William Balderston III, Bradford Boss, Daniel E. Gill, Jay T. Holmes, Thomas C. McDermott, John R. Purcell, and Alvin W. Trivelpiece; and current directors: Ruth R. McMullin, Linda Johnson Rice, William H. Waltrip and Kenneth L. Wolfe. The Company funds its obligations to make these contributions through insurance policies on the lives of the participating directors. As such, because the Company receives payment of the benefit, makes the required contribution and receives the charitable deductions, no director receives a financial or tax benefit under the Plan. The aggregate premiums paid on these policies in 2005 were $62,257.50.

As appointed by the Board of Directors, William H. Waltrip serves as lead director of the Board of Directors. Mr. Waltrip received an annual retainer of $25,000 for his services as lead director for the 2005-2006 term of office, in addition to his annual retainer as a director and annual fee as chair of the Nominating and Governance Committee. His responsibilities include acting as chairman of executive sessions of the non-employee directors, acting as principal liaison between the non-employee directors and the chairman of the board and performing other duties designated by the Board to assist in the fulfillment of its responsibilities.

Executive Sessions Executive sessions of the independent directors are held at the end of each Board of Directors meeting. The Board has selected William H. Waltrip, the Board's lead director, to preside at all executive sessions of the independent directors.

Communications by Shareholders and Interested Parties Shareholders and interested parties may communicate with the Board or any individual director by sending such communications to the attention of the secretary of the Company, who will forward all such communications to the Board. Communications intended for the non-employee directors as a group should be sent to the secretary, addressed to the attention of the lead director of the Board.

Corporate Governance Principles, Board Matters and Code of Ethics The Company is committed to sound corporate governance principles. The Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for CEO and Senior Financial Officers are available on the Company's web site at http://www.bausch.com/en_US/corporate/corpcomm/general/governance.aspx. Printed copies of these documents can be obtained by contacting the secretary of the Company.
At the 2005 annual meeting, shareholders approved amendments to the Company’s Certificate of Incorporation and By-laws that eliminated the Company's classified Board and reinstated the annual election of directors. Under the amendments, once a director's three-year term expired under the classified board structure, if elected, he or she would serve annual terms that expired at the subsequent annual meeting. At the anticipated 2007 annual meeting of shareholders, all director positions will be elected for annual terms under the Company's de-classified board structure.

Board Independence The Board of Directors has determined that each of the directors, other than Mr. Zarrella, has no material relationship with the Company and is independent within the meaning of the SEC and NYSE director independence standards, as currently in effect.

Committees of the Board The Board of Directors has established four standing committees to assist it in carrying out its responsibilities: the Executive Committee, the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee. The Board of Directors may establish additional committees, such as the Evaluation Committee as discussed in Item 3. Legal Proceedings and in Item 8. Financial Statements and Supplementary Data under Note 21 — Legal Matters of this Annual Report on Form 10-K.
The membership and the function of each of the committees are described below. Each of the committees operates under its own written charter adopted by the Board of Directors. All of the committee charters are available on the Company's web site at http://www.bausch.com/en_us/corporate/ir/general/board_members.aspx. Printed copies of the committee charters can be obtained by contacting the secretary of the Company.

Executive Committee Number of Members: Members:		Four directors Ronald L. Zarrella (Chair), Jonathan S. Linen, William H. Waltrip and Kenneth L. Wolfe
Number of Meetings in 2005:		None
Functions:	-	Holds meetings, as necessary, between regular Board of Directors meetings to take action necessary for the Company to operate efficiently
	-	Possesses all of the authority of the full Board of Directors, except as limited by law and the By-laws of the Company

Audit Committee Number of Members: Members:		Four independent directors Kenneth L. Wolfe (Chair), Alan M. Bennett, Domenico De Sole and Barry W. Wilson
Number of Meetings in 2005:		Seventeen
Functions:	-	Reviews and evaluates the qualifications and performance of the independent accountants
	-	Appoints and/or replaces the independent accountants
	-	Responsible for compensating and overseeing the work of the independent accountants
	-	Preapproves all audit services and permitted nonaudit services to be performed for the Company by its independent accountants
	-	Reviews and discusses with management and the independent accountants the quarterly interim and annual audited financial statements and related Management's Discussion & Analysis
-
Provides for direct communication among the Board of Directors, the independent accountants and the internal auditors, including review of the disclosures and letter provided by the independent accountants pursuant to Independence Standards Board Standard No. 1

	-	Discusses with management and the independent accountants significant financial reporting and internal control issues
	-	Discusses with the independent accountants the matters required to be discussed by Statement on Auditing Standards No. 61
	-	Meets with the independent accountants prior to the audit to discuss the planning and staffing of the audit
	-	Oversees the Company's internal audit function
	-	Reviews the receipt, retention and disposition of complaints received by the Company regarding accounting, internal accounting controls or auditing matters
	-	Discusses with the Company's general counsel legal matters that may have a material impact on the financial statements or the Company's compliance policies
	-	Retains independent legal, accounting or other advisors, as necessary
	-	Presents the annual Report of the Audit Committee for the Company’s Proxy Statement
	-	Reviews its own performance annually
Compensation Committee Number of Members: Members:		Four independent directors Jonathan S. Linen (Chair), Ruth R. McMullin, William H. Waltrip and Barry W. Wilson
Number of Meetings in 2005:		Four
Functions:	-	Recommends to the Board of Directors remuneration of the chief executive officer and determines remuneration of other officers of the Company elected by the Board of Directors
	-	Conducts evaluation of the chief executive officer for submission to the Board of Directors
	-	Grants options under and otherwise administers the Company's stock incentive plans and approves and administers any other compensation plan in which officers of the Company participate
	-	Reviews succession planning for the CEO and senior executives, and reports on such matters to the Board of Directors
	-	Retains compensation consultants and obtains advice from internal or external advisors, as necessary
	-	Presents the annual Compensation Committee Report on Executive Compensation for the Company's Proxy Statement
	-	Reviews its own performance annually

Nominating and Governance Committee Number of Members: Members:		Four independent directors William H. Waltrip (Chair), Paul A. Friedman, Jonathan S. Linen and Linda Johnson Rice
Number of Meetings in 2005:		Five
Functions:	-	Seeks and evaluates individuals qualified to become board members for recommendation to the Board of Directors
	-	Reviews the qualifications of any director candidate proposed by a shareholder in accordance with the Company's By-laws
	-	Reviews and makes recommendations to the Board of Directors with respect to the compensation and benefits of directors
	-	Reviews the adequacy of the Company's Corporate Governance Guidelines and recommends any proposed changes to the Board of Directors for approval
	-	Retains any search firm to be used to identify director candidates and obtains advice from internal or external advisors, as necessary
	-	Reviews its own performance annually

As set forth in the Nominating and Governance Committee Charter, the Committee has responsibility for identifying individuals qualified to become directors and to make appropriate director nominee recommendations to the Board of Directors. The Committee periodically assesses the composition and performance of the Board of Directors and determines when it is appropriate to identify new director nominees. The Committee will then actively search for individuals qualified to become directors. The selection criteria for director nominees is detailed in a committee resolution entitled: "Criteria for Selecting Director Nominees to the Board of Directors." Under this selection criterion, each nominee should have a background which demonstrates an understanding of the business and financial affairs and the complexities of a global business organization. Nominees are typically active as a current chief executive officer, chief operating officer or other senior executive or director of a significant business enterprise or other business institution, public or private. Other characteristics of director nominee candidates include interest in the Company, time and energy to devote to the Company, sound business judgment and independence.
    The Committee uses a third party search firm to identify director candidates and also seeks names of potential nominees from other directors, executive officers and other contacts. The Committee will consider director candidates proposed by shareholders, provided that the recommendation includes sufficient information concerning the potential nominee, and is submitted in a timely manner, so as to permit appropriate review by the Committee. The Committee will use the same process for evaluating a shareholder director candidate as it uses for any other potential nominee. For a description of certain bylaw procedures permitting shareholders to directly nominate directors, see below in this section of Item 10. Directors and Executive Officers of Bausch & Lomb Incorporated.
The qualifications of director candidates are reviewed by the Committee to determine which candidates should be contacted. If a third party search firm is involved, the search firm will make the initial contact with potential candidates to assess their qualifications and motivation. A member of the Committee will make the initial contact if a search firm is not involved. Reference checks are also conducted. Following this initial screening process, the Committee meets with each of the candidates and determines which candidate will be recommended to the Board of Directors. During this process, the chief executive officer also meets with the candidates and provides input to the Committee. The Company's By-laws are available at the Company's web site at http://www.bausch.com/en_us/corporate/corpcomm/general/governance.aspx.
The members of the Audit Committee of the Board of Directors are Kenneth L. Wolfe (Chair), Alan M. Bennett, Domenico De Sole and Barry W. Wilson. The Board of Directors has reviewed the qualifications of each member of the Audit Committee and has determined that each member of the Audit Committee is "independent" under the current listing standards of the NYSE applicable to Audit Committee members. None of the Audit Committee members has a relationship with the Company other than being a director and shareholder of the Company. In addition, there is no Audit Committee member who is employed as an executive of another firm where any of the Company's executives serves on that other firm's compensation committee. No member of the Audit Committee is an immediate family member of an individual who is an executive officer of the Company or any of its affiliates. The Audit Committee members do not serve on more than two audit committees of other public companies.

Each member of the Audit Committee is financially literate, as assessed by the Company's Board of Directors in its business judgment. In addition, the Board of Directors has determined that Kenneth L. Wolfe qualifies as an "audit committee financial expert," as defined by applicable SEC rules, and Mr. Wolfe is "independent" under the current listing standards of the NYSE applicable to Audit Committee members.
        In 2005, the Audit Committee met 17 times and they met 36 times in 2006. The Board of Directors has adopted a written Charter setting forth the authority and responsibilities of the Audit Committee. A copy of the Charter is available at the Company's web site at http://www.bausch.com/en_us/corporate/ir/general/board_members.aspx. Consistent with its Charter, the Audit Committee took the actions identified in the description of the Committee's functions contained in this Item 10. Directors and Executive Officers of Bausch & Lomb Incorporated. In addition, the Audit Committee recommended for Board approval, based on the full scope of its activities, that (i) the audited financial statements be incorporated in the Company's annual report on Form 10-K for the year ended December 31, 2005, and (ii) its appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 2006 be ratified.
A shareholder wishing to nominate a candidate for election to the Board at the 2007 Annual Meeting of Shareholders is required to give written notice addressed to the secretary, Bausch & Lomb Incorporated, One Bausch & Lomb Place, Rochester, New York 14604-2701 of his or her intention to make such a nomination. The notice of nomination must be received by the Company’s secretary at the address above during the period commencing on March 15, 2007 and ending at the close of business on the 10th day following the date on which public announcement of the date of the 2007 Annual Meeting is first made.
The notice of nomination is required to contain certain information about both the nominee and the shareholder making the nomination as set forth in the Company’s By-laws. A nomination which does not comply with the above requirements will not be considered.
Any shareholder who intends to present a proposal at the Company’s 2007 Annual Meeting of Shareholders must send the proposal to: Secretary, Bausch & Lomb Incorporated, One Bausch & Lomb Place, Rochester, New York 14604-2701.
If the shareholder intends to present the proposal at the Company’s 2007 Annual Meeting of Shareholders and have it included in the Company’s proxy materials for that meeting, the proposal must be received by the Company no later than the close of business on March 15, 2007, and must comply with the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended. The Company is not obligated to include any shareholder proposal in its proxy materials for the 2007 Annual Meeting of Shareholders if the proposal is received after the above date.
If a shareholder wishes to present the proposal at the 2007 Annual Meeting of Shareholders but is not seeking to have it included in the Company’s proxy materials for that meeting, the proposal: (1) must be received by the Company during the period commencing on March 15, 2007 and ending at the close of business on the 10th day following the date on which public announcement of the date of the 2007 Annual Meeting is first made and (2) must be submitted in a manner that is consistent with the submission requirements provided in the Company’s By-laws.

For a listing of our executive officers, refer to Item 4. Submissions of Matters to a Vote of Security Holders of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance The Company's directors and executive officers are required to file reports with the SEC concerning their ownership of Company stock. Based upon a review of filings with the SEC, we believe that all of our directors and executive officers complied during fiscal 2005 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Item 11.   Executive Compensation

Report of the Compensation Committee The Compensation Committee of the Board of Directors is comprised entirely of independent directors who are also non-employee directors as defined in Rule 16b-3 under the Securities Exchange Act of 1934 and outside directors as defined in Section 162(m) of the Internal Revenue Code of 1986 (Code). The Compensation Committee is responsible for reviewing and approving the strategy and principles of the compensation and benefits programs for Bausch & Lomb executive officers, including the Chief Executive Officer, to ensure that they are aligned with the Company’s business strategy and shareholder interests. These responsibilities include approving adjustments to base salary, establishing targets and determining payouts for the payment of annual bonuses, granting and vesting of long-term incentive compensation, and reviewing leadership development and succession planning. In 2005, the Compensation Committee met formally four times and had informal interim discussions. In advance of each formal meeting, management reviews the agenda with the committee chair and sends each committee member a complete briefing book that details each topic to be considered. The committee chair reports to the Board of Directors on committee discussions and key actions. The Compensation Committee has retained the services of a nationally recognized compensation consulting firm that serves as an independent advisor in matters related to executive compensation.

Compensation Philosophy and Policy The objective of executive compensation at Bausch & Lomb is to provide competitive overall compensation and to align components of executive compensation with the interests of shareholders on both a short-term and long-term basis. The executive compensation arrangements strive to meet these objectives through a mix of base salary, annual incentives and long-term incentives. The overall program ties "at risk" pay components to key drivers of long-term Company performance while providing a competitive level of total compensation structured to attract, motivate and retain high caliber executives.
To ensure that compensation levels are reasonably competitive with market rates, the Compensation Committee engages an independent consulting firm to conduct an annual survey of executive compensation in a defined group of companies comparable to the Company. The surveyed comparable companies are selected based on: (i) similarity of their product lines to those of Bausch & Lomb; (ii) comparability to Bausch & Lomb based on size, as measured through annual revenue, market capitalization and other financial measures of organizational scope and complexity; and (iii) the competitive market for executive talent. The companies in the S&P 500 Healthcare Index used in the Comparison of Five-Year Cumulative Total Shareholder Return chart in this Item 11. Executive Compensation represents 35% of the surveyed comparable companies. In determining compensation levels and mix, the Company also uses information from proxy statements and general industry survey information of companies that the Company views as being comparable. In 2005, the target compensation package for the Chief Executive Officer of the Company, Ronald L. Zarrella, was based on the terms of his employment agreement that was entered into in 2001.
After considering the proxy statements and survey data of comparable companies, the Company's business objectives and compensation philosophy and strategy, the Compensation Committee determines targeted levels of base compensation, short-term and long-term incentives, stock option and stock grant award levels for the officers of the Company. In approving salary and incentive payments for individuals other than the Chief Executive Officer, the Compensation Committee also considers recommendations made by the Chief Executive Officer. The compensation of individual executive officers can and does vary from the benchmark compensation based on such factors as individual performance, potential for future advancement, the value of the executive's position to the market, difficulty of replacement, current responsibilities, length of time in their current positions, and for recently hired executives, their prior compensation packages.

Base Pay Base pay levels for each officer take into consideration the individual's current performance, experience, the scope and complexity of his or her position within the Company and the external competitive marketplace for similar positions at comparable companies. Base pay for officers is reviewed annually, and is adjusted if necessary based on market comparisons and trends. To ensure long-term focus, officers are not eligible for automatic annual "merit increases." The executive officers named in the Summary Compensation Table appearing in this Item 11. Executive Compensation did not receive a base salary adjustment in 2005.
In 2005, Mr. Zarrella's base pay remained the same as in 2004 and has not changed since his employment in 2001. Mr. Zarrella's base pay is determined in accordance with his employment agreement.

Annual Incentive Awards The Company's Annual Incentive Compensation Plan is designed to reward employees at the management level and above annually for their contribution to operating unit and corporate objectives. The plan is funded based on combined achievement of Company and operating unit performance against targets established by the Compensation Committee at the beginning of the year within parameters identified in the plan. To ensure that 2005 incentive compensation was tied to a key shareholder return indicator, the Compensation Committee measured overall Company performance against targets established for growth in comparable basis earnings per share (EPS) and, an additional metric for 2005, sales growth. Operating unit performance is measured against targets established for sales, earnings, free cash flow, cost improvement initiatives, and strategic projects. In accordance with the plan, the Compensation Committee sets performance targets at various levels so that the aggregate bonus pool funding yields an amount ranging from 0% to 200% of the bonus targets. The Compensation Committee has the authority to modify the Chief Executive Officer’s incentive award and the awards for all other executive officers based on an overall assessment of the manner in which such performance was achieved.
For 2005, the annual incentive for executive officers without individual operating unit responsibility was based primarily on Company performance against the EPS and sales growth targets. For executive officers who managed business units, 25% of their annual incentive was based on performance against their operating unit’s objectives and the remainder was based on Company performance against the EPS and sales growth targets. The bonus targets for executive officers, excluding the Chief Executive Officer, ranged from 50% to 75% of base salary. The bonus target for the Chief Executive Officer was 100% of base salary, with a payout range from 0% to 150% of target, in accordance with his employment agreement.
As previously reported, the Company announced on December 22, 2005 that its financial statements for certain periods would be restated. In addition, until recently the Company’s audited financial results for fiscal year 2005 were not available. While the Company believes that the timing of rewards should be in close proximity to actual performance, the Compensation Committee determined that no bonuses would be paid to any executive officer, including the Chief Executive Officer, until the restated and audited financial results were known. Once the restated and audited results were available, the Compensation Committee used those data to calculate the bonus pool for executive officers. Although performance measures for 2005 incentives using the restated results calculated to a higher level of bonus pool funding, the Compensation Committee, in its discretion and at the recommendation of the Chief Executive Officer, modified the pool downward to 75% to reflect its assessment of the overall performance of the Company. Bonuses for individual executive officers ranged from 56% to 95% of target factoring in their operating unit’s performance against their targets. Furthermore, the Compensation Committee determined that several executive officers would receive either no bonus or a reduced bonus and that the Chief Executive Officer and the Chief Financial Officer would not receive a bonus.

Long-Term Incentive Awards Long-term incentive compensation awarded to officers is designed to ensure that total direct compensation is market competitive, performance based, and aligned with the interests of the Company’s shareholders. Under the 2003 Long-Term Incentive Plan, officers of the Company are eligible to receive awards of stock options and stock grants, as approved by the Compensation Committee. The Compensation Committee approved a target long-term incentive award for each officer, which is based on market data for comparable companies in combination with an assessment of each position's scope and complexity. The performance of the Company and the individual officer are considered in determining the final award.
In January 2005, the Compensation Committee awarded stock options within this framework to officers, including those identified in the Summary Compensation Table in this Item 11. Executive Compensation. The Company granted Mr. Zarrella 125,000 stock options, which vest in three equal installments over a three-year period. All stock options are exercisable at the fair market value of the underlying stock as of the date of the grant. In setting Mr. Zarrella's stock option award level, the Compensation Committee considered performance against Company objectives, competitive compensation data and practices, and progress against longer-term drivers of shareholder value.

The stock grant component of long-term incentive awards is delivered through programs that are developed under the 2003 Long-Term Incentive Plan to ensure alignment with the strategic direction of the Company. Starting in 2004, long-term incentive awards were provided to officers under the Long-Term Performance Unit Program. This award cycle covered 2004-2005. Awards under this program vest based on attainment of pre-established objectives for return on net assets and average sales growth over the two-year performance cycle. Awards would have been payable 50% in 2006 and 50% in 2007, however, determination of the amount of any payout with respect to 2005 was delayed until the Company finalized its 2005 audited financial statements and the 2006 payout has not yet been made. The entire payout earned with respect to the 2004-2005 cycle is expected to occur in 2007, upon review by the Compensation Committee of the 2005 audited financial statements and its determination of the final awards based on Company performance against the objectives. Amounts earned under the program will be paid in cash or, if the officer has not met stock ownership targets, in stock. The awards, including the Chief Executive Officer's award, were targeted to comprise 40% of each participant's aggregate long-term compensation for the period covering 2004 and 2005 (the remaining 60% of the total long-term incentive compensation is composed of stock options as discussed above). Based on the Compensation Committee’s determination of the Company’s performance against the pre-established objectives for the 2004-2005 period, Performance Unit Program awards granted for the two-year cycle ended December 31, 2005 to the Company’s executive officers, including Mr. Zarrella, paid out at 83% of the target award. The value set forth under the Long-Term Incentive Payouts in the Summary Compensation Table in this Item 11. Executive Compensation reflects the value of the awards as of the settlement date.

Supplemental Executive Retirement Plan An additional element of total compensation for the Chief Executive Officer is the Supplemental Executive Retirement Plan (SERP) II, under which Mr. Zarrella was vested immediately as part of his employment agreement, in consideration of his prior service with the Company and in view of similar benefits with his former employer that were forfeited. This benefit is described further in the “Defined Benefit Retirement Plans” section of this Item 11. Executive Compensation. SERP II, funded by life insurance to minimize the cost to the Company, is designed to provide a competitive retirement benefit with annual value, payable for life, equal up to 60% of average salary and bonus earned over any three full calendar years during the participant's last ten full years of employment with the Company preceding retirement. Selected other executive officers participate in SERP III, described in the Defined Benefit Retirement Plans section of this Item 11. Executive Compensation. Contributions made under SERP II and SERP III Plans do not result in taxable income to the participants until the date at which benefits commence to be paid. In 2005, the Compensation Committee decided that SERP III would be frozen as of December 31, 2005 and discontinued future contributions under the Plan.

Long-Term Equity Equivalent Accumulation Plan On October 23, 2005, the Compensation Committee approved the Long-Term Equity Equivalent Accumulation Plan (LEAP) to commence in 2006 as a means to attract and retain key officers and, through the award and long-term retention of Company common stock equivalents, to further align the interests of officers with the interests of the Company’s shareholders. Under LEAP, officers may elect annually to receive either 5% of their eligible wages in cash or 15% of their eligible wages in units equivalent to common stock. Cash awards are paid bi-weekly. Company stock unit awards vest in full five years from the first day of the plan year to which the award relates.

Response to Internal Revenue Code Limits on Deductibility of Certain Compensation Section 162(m) of the Code limits to $1,000,000 per person the Company's tax deduction of certain non-performance-based compensation paid in a given year to its most highly compensated officers. The levels of non-performance-based salary, bonus and other compensation paid by the Company do not typically exceed this level, except that Mr. Zarrella's compensation exceeded this amount by $161,131 in 2005. In order to minimize the potential for lost tax deductibility, the Compensation Committee recommended, and shareholders approved in 1998, plans and amendments to certain Company plans that were designed to assure that performance-based compensation plans currently in place achieve compliance with the requirements of Section 162(m) of the Code. The Compensation Committee's present intention is to use the requirements of Section 162(m) as a guide in determining elements of compensation paid by the Company. However, the requirements of Section 162(m) will not limit the Compensation Committee in making any compensation decisions where the best interest of the Company and its shareholders dictate otherwise.

Conclusion Each element of the Chief Executive Officer and other executive officer compensation packages is reviewed by the Compensation Committee to ensure that base pay and incentive opportunities are at competitive levels and to provide incentive systems reflecting financial performance and an alignment with shareholder interests. In summary, we believe the total compensation philosophy and compensation program described herein serve the best interests of the shareholders.

Compensation Committee
Jonathan S. Linen, Chair Ruth R. McMullin William H. Waltrip Barry W. Wilson

Employment Agreements, Change of Control Agreements and Severance Arrangements See Item 13. Certain Relationships and Related Transactions of this Annual Report on Form 10-K for a discussion of these agreements and arrangements.
For a discussion regarding compensation of directors, see Item 10. Directors and Executive Officers of Bausch & Lomb Incorporated of this Annual Report on Form 10-K.

Compensation Tables The individuals named in the following tables include the Company's chief executive officer and the four other most highly compensated executive officers of the Company for the fiscal year ended December 31, 2005.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards			Payouts
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation [1]	Restricted Stock Award(s) [2]		Securities Underlying Options/ SARs	LTIP Payouts [3]	All Other Compensation [4]
R. L. Zarrella Chairman and CEO	2005 2004 2003	$1,100,000 1,142,308 1,100,000	$	- 1,650,000 1,628,000	$94,977 82,078 78,857	$	- - -	125,000 117,650 180,000	$1,666,000 2,383,049 1,745,178		$275,000 124,664 86,600
P. Tyle Sr. V.P. Research & Development and Chief Scientific Officer	2005 2004 2003	$410,001 181,347 -		$295,000 235,706 -	$38,673 28,254 -		$1,457,800 488,800 -	25,000 35,000 -	$666,400 - -		$62,994 203,238 -
D. L. Hahs Sr. V.P. Global Operations & Engineering	2005 2004 2003	$405,600 421,200 403,685		$280,000 565,145 315,000	$50,362 31,795 32,221		$842,400 - -	20,000 25,000 30,000	$416,500 268,130 130,907	$ $ $	71,251 19,465 18,432
P. G. Howes Sr. V.P. & President - Americas Region	2005 2004 2003	$400,000 415,385 184,615		$150,000 500,020 150,000	$34,058 37,748 4,423	$	- - 937,750	22,000 25,000 100,000	$533,120 107,252 -		$289,433 26,161 130,813
A. H. Farnsworth [5] Sr. V.P. & President - Europe, Middle East and Africa Region	2005 2004 2003	$310,000 321,923 308,539		$200,000 367,717 200,000	$361,730 128,029 128,321	$	- - -	19,000 22,000 25,000	$466,480 312,819 152,707		$92,537 23,487 19,364

[1]
This column includes the aggregate incremental cost to the Company of providing various perquisites. For Mr. Zarrella, the amount that represents more than 25% of the aggregate value of his reportable perquisites in 2005 is $48,663 for use of the Company’s aircraft. The value of personal aircraft use is based on incremental direct operating costs. A weighted average usage per mile cost of fuel, maintenance, landing fees, crew travel-related expenses, and other miscellaneous variable costs have been included. Since the Company’s aircraft are used mainly for business travel, fixed costs such as pilots’ and other employees’ salaries and aircraft lease costs are not included. For Mr. Hahs, the amount that represents more than 25% of the aggregate value of his reportable perquisites in 2005 is $30,957 for auto expenses.

[2]
The value of grants is equal to the number of shares of restricted stock multiplied by the closing market price on the date of the grant. Holders of restricted stock, including restricted stock granted under the Company's Cumulative Long-Term Incentive Program, are entitled to dividend and voting rights on the shares. At December 31, 2005, the aggregate number of shares, including restricted stock awarded under the Cumulative Long-Term Incentive Program, and corresponding value as of such date of restricted stock owned by named individuals were as follows: Mr. Zarrella, 65,561 shares valued at $4,451,592; Dr. Tyle, 28,000 shares valued at $1,901,200; Mr. Hahs, 10,000 shares valued at $679,000 and Mr. Howes, 25,000 shares valued at $1,697,500.

[3]
The amounts shown represent payments of the Company’s cash-denominated Long-Term Incentive Award Program. Payment may be in cash or shares provided stock holding guidelines are met. Payments must be made in shares if the participant’s stock holding requirements are not met. This payment will be in 2007, upon review by and approval of the Compensation Committee and in accordance with audited 2005 financial results.

[4]
The amounts reported in this column, for all officers other than Mr. Howes, Dr. Tyle and Mr. Farnsworth consist solely of the Company’s matching contributions under its 401(k) Plan and 401(k) Excess Plan. Relocation expenses for Dr. Tyle in 2004 totaled $203,238. In 2005, for Mr. Howes and Mr. Farnsworth, relocation expenses totaling $204,500 and $33,137, respectively, are included. A 2005 tax gross-up of $7,431 is reflected for Mr. Howes.

[5]
Mr. Farnsworth’s Other Annual Compensation includes expatriate allowances of $337,044, $105,659 and $100,486 for 2005, 2004 and 2003, respectively. Mr. Farnsworth is on expatriate assignment in the UK and receives the following allowances in accordance with the Company’s Global Service Policy: goods and services differential, housing/utilities (less employee contribution), annual home leave, and tax differential. The tax differential portion of the allowances in the amounts of $207,317, $57,064 and $55,624 for 2005, 2004 and 2003, respectively, represents actual income tax payments made by the Company on behalf of Mr. Farnsworth, less amounts withheld for the years stated. These amounts adjust Mr. Farnsworth’s taxes to amounts he would have paid in the U.S. under the Company’s Tax Equalization Program.

Options/SAR Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted [1]	% of Total Options/SARs Granted to Employees in Fiscal Year [2]	Exercise or Base Price ($/Sh) [3]	Expiration Date	Grant Date Present Value [4]
R. L. Zarrella	125,000	12.76%	$71.8450	Jan. 31, 2015	$3,068,750
P. Tyle	25,000	2.55%	71.8450	Jan. 31, 2015	613,750
D. L. Hahs	20,000	2.04%	71.8450	Jan. 31, 2015	491,000
P. G. Howes	22,000	2.25%	71.8450	Jan. 31, 2015	540,100
A. H. Farnsworth	19,000	1.94%	71.8450	Jan. 31, 2015	466,450

[1]	All of the above stock options were granted to the named executives on January 31, 2005 and vest annually in one-third increments.
2      Based on total number of shares underlying options granted to employees of 979,314 shares.
3  Exercise price is equal to the fair market value based on the average of the high and the low stock price on the date of grant.
[4]
The estimated grant date present value reflected in the above table is determined using the Black-Scholes model based on all awards issued on that date. The ultimate realizable value of the options will depend on the future market price of the Company's stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise will depend on the excess of the market value of the Company's common stock over the exercise price on the date the option is exercised. The material assumptions and adjustments incorporated in the estimated valuation of the options include: (a) an option term of 10 years; (b) an expected life of five years; (c) an interest rate of 4.34% that represents a U.S. Treasury strip rate for the nearest quarter end with a maturity date corresponding to the expected life; (d) volatility of 35.146% calculated using daily stock prices for the five year period prior to the grant date; and (e) dividends at the rate of $.52 per share representing the annualized dividends paid with respect to a share of common stock at the date of grant, and a corresponding dividend yield of 1.138% calculated using average of the high and the low stock price over the expected term.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-End		Value of Unexercised, In-the-Money Options/SARs at FY-End
Name	Number of Shares Acquired on Exercise	Value Realized [1]	Exercisable	Unexercisable	Exercisable [2]	Unexercisable [2]
R. L. Zarrella	60,000	$2,823,928	919,217	263,433	$29,146,234	$3,324,055
P. Tyle	-	-	11,667	48,333	74,494	148,981
D. L. Hahs	-	-	107,334	46,666	2,425,709	602,274
P. G. Howes	-	-	75,001	71,999	2,145,936	1,240,814
A. H. Farnsworth	4,200	139,335	117,355	41,999	2,547,970	512,327

1      Market value of Company's common stock at exercise, minus the exercise price.
[2]	Fair market value of Company's common stock at year-end 2005 ($67.69), minus the exercise price.

Long-Term Incentive Compensation As described in more detail in the Report of the Compensation Committee, the Long-Term Incentive Award Program is a cash-denominated program that uses two-year end-to-end cycles. Awards under this program vest based on attainment of pre-established objectives for average return on net assets and average sales growth over the two-year performance cycle.

Long-Term Incentive Program--Awards in Last Fiscal Year 1

			Estimated Future Payments - Non-Stock
Name	Value	Performance Period (Years) [1]	Threshold	Target	Maximum (200%)
R. L. Zarrella	$2,000,000	2	$-	$2,000,000	$4,000,000
P. Tyle	800,000	2	-	800,000	1,600,000
D. L. Hahs	500,000	2	-	500,000	1,000,000
P. G. Howes	640,000	2	-	640,000	1,280,000
A. H. Farnsworth	560,000	2	-	560,000	1,120,000

[1]
The program began in 2004 with the cycle covering 2004-2005. Payment will be made in 2007 upon review and approval of the Compensation Committee and in accordance with audited 2005 financial results. As a result of the two-year nature of this program, no awards were granted in 2005 except as a part of a hiring package for new officers.

Total Return to Shareholders
Comparison of Five-Year Cumulative Total Shareholder Return
December 2000 Through December 2005

Assumes $100 invested on the last day of December 2000 with dividends reinvested quarterly.

Date	Bausch & Lomb Incorporated	S&P Healthcare Index	S&P 500	S&P Healthcare Equipment Index

December 2000	$100.00	$100.00	$100.00	$100.00
December 2001	95.86	88.08	88.17	94.91
December 2002	93.22	71.54	68.73	82.90
December 2003	136.13	82.28	88.41	109.45
December 2004	170.45	83.66	98.00	123.24
December 2005	180.78	89.05	102.80	123.31

Defined Benefit Retirement Plans The Retirement Benefits Plan and Retirement Benefit Restoration Plan were frozen in 2004, ceasing future benefit accruals, resulting in a lower “Estimated Annual Benefit Payable at Age 63” calculation than reported in prior years. However, interest continues to accrue in the hypothetical accounts on a monthly basis. Under the Company's Retirement Benefits Plan, all employees of the Company and certain subsidiaries who reached age 21 and had at least one year of service, prior to December 31, 2004, are participants. The plan is a cash balance retirement plan, in which benefits can be paid either as a single lump sum or converted to a lifetime monthly annuity at time of retirement or separation from the Company. In addition, the Company maintains a separate Retirement Benefit Restoration Plan, which provides eligible employees additional retirement benefits, which would otherwise be provided under the Retirement Benefits Plan but were excluded from that plan by specific federal regulatory limitations. Benefits vest after five years of service as defined in the Retirement Benefits Plan and the Retirement Benefit Restoration Plan.
Each of Messrs. Zarrella, Hahs and Farnsworth is a vested participant under the Retirement Benefits Plan. Due to his announced departure from the Company, Mr. Howes will not be a vested participant of the Retirement Benefits Plan. Messrs. Hahs and Farnsworth are vested participants in the Retirement Benefit Restoration Plan. Neither Mr. Zarrella nor Mr. Howes is a participant in the Retirement Benefit Restoration Plan. Dr. Tyle is not a participant of either the Retirement Benefits Plan or the Retirement Benefit Restoration Plan.
The estimated annual benefit provided in total by the cash balance interest accrual described above, expressed in the form of a single life annuity, is as follows:

Executive	Estimated Annual Benefit Payable at Age 63
R. L. Zarrella	$10,411*
P. Tyle	-
D. L. Hahs	112,128
P. G. Howes	-
A. H. Farnsworth	36,223

*Estimated annual benefit payable at age 60.

The Company maintains two Supplemental Executive Retirement Plans (SERP II and SERP III), under which officers may become eligible for retirement benefits in addition to those provided under the Company's Retirement Benefits Plan. No officer is eligible to participate in more than one Company SERP, and the officers named in the Summary Compensation Table of Item 11. Executive Compensation are participants in one of the SERPs described below. Participants who vest under SERP II will receive annual benefits, payable monthly, in an amount equal to a percentage of their final average salary and bonus compensation. Final Average Compensation is the highest average of a participant's compensation for any three full calendar years during the participant's last ten full calendar years of employment with the Company. The percentage used is a function of age at retirement: 32% at age 55, up to 60% at age 60. Effective as of 2005, SERP III, a cash balance retirement plan, was frozen, ceasing future benefit accruals, resulting in a lower “Estimated Annual Benefit Payable at Age 63” calculation than reported in prior years. Interest continues to accrue in the hypothetical accounts on a monthly basis. Benefits are paid either as a single lump sum or converted to a lifetime monthly annuity at time of retirement or separation from the Company. Generally, benefits under both SERP II and SERP III vest upon the completion of five years of service. The plans also provide for the payout of the net present value of all benefits in the event of a change in control of the Company.
Mr. Zarrella has vested benefits under SERP II. Messrs. Hahs and Farnsworth have vested benefits under SERP III. Dr. Tyle participates in, but will not have vested benefits under SERP III until 2009. Due to his announced departure from the Company, Mr. Howes will not vest under SERP III. Assuming continued employment to age 60, the estimated annual benefit payable for Mr. Zarrella under SERP II is $1,613,651. Under SERP III, the benefit payable is stated as a cash balance. The annual payments stated below are calculated by applying an actuarial-based conversion factor against the projected value of the individual's cash balance account at normal retirement age:

Executive	Estimated Annual Benefit Payable at Age 63 - SERP III
P. Tyle	$5,981
D. L. Hahs	29,748
P. G. Howes	-
A. H. Farnsworth	16,553

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Owners of More than 5% of the Company's Common Stock

Name and Address of Beneficial Owners	Number of Shares and Nature of Beneficial Ownership	Percent of Outstanding Common Stock
Franklin Mutual Advisors, LLC 51 John F. Kennedy Parkway Short Hills, NJ 07078	4,439,987 [1]	8.27%
Lord, Abbett & Co., LLC 90 Hudson Street Jersey City, NJ 07302	3,212,290 [2]	5.99%

[1]
Shares are as of September 30, 2006 and include 4,439,987 shares with respect to which there is sole power to vote; 4,439,987 shares with respect to which there is sole power of disposition; and 1,495 shares with respect to which there is shared power of disposition.

[2]
Shares are as of September 30, 2006 and include 3,083,590 shares with respect to which there is sole power to vote; 3,083,590 shares with respect to which there is sole power of disposition; and 128,700 shares with respect to which Lord Abbett & Co., LLC provides non-discretionary investment advice with respect to voting authority and disposition.

Security Ownership of Directors and Executive Officers Presented below is information concerning the amount of Company stock beneficially owned by each director and director nominee, each non-director officer named in the Summary Compensation Table appearing in Item 11. Executive Compensation of this Annual Report on Form 10-K and all directors and executive officers of the Company as a group. All numbers stated are as of December 1, 2006, and include beneficial ownership of shares of both Common and Class B stock, which are identical with respect to dividend and liquidation rights and vote together as a single class for all purposes.

Except for Class B stock, which is transferable only in accordance with the terms of the Company's stock incentive plan under which it was acquired, and except as otherwise indicated, sole voting and investment power exists with respect to all shares listed as beneficially owned. No individual named below beneficially owns more than 1% of the Company's outstanding voting stock, other than Mr. Zarrella, who owns 2%, and the shares beneficially owned by all directors and executive officers as a group constitute 5% of the Company's outstanding voting stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership
Alan M. Bennett	5,382 [1]
Domenico De Sole	22,917 [2]
Alan H. Farnsworth	163,203 [3]
Paul A. Friedman	3,466 [4]
Dwain L. Hahs	178,642 [5]
Paul G. Howes	151,242 [6]
Jonathan S. Linen	40,447 [2]
Ruth R. McMullin	33,926 [2]
Linda Johnson Rice	25,864 [7]
Praveen Tyle	60,206 [8]
William H. Waltrip	46,257 [9]
Barry W. Wilson	13,970 [10]
Kenneth L. Wolfe	27,867 [11]
Ronald L. Zarrella	1,087,964 [12]
All directors and executive officers as a group (27 persons)	2,932,425

[1]	Includes 4,882 shares which may be acquired within 60 days through the exercise of stock options.
[2]	Includes 22,917 shares which may be acquired within 60 days through the exercise of stock options.
[3]	Includes 133,403 shares and 2,925 shares, respectively, which may be acquired within 60 days through the exercise of stock options and acquired under the 401(k) Plan.
[4]	Includes 1,956 shares which may be acquired within 60 days through the exercise of stock options
[5]
Includes 132,334 shares and 1,596 shares, respectively, which may be acquired within 60 days through the exercise of stock options and acquired under the 401(k) Plan and 10,000 shares of restricted stock subject to satisfaction of certain vesting conditions.

[6]
Includes 124,001 shares and 541 shares, respectively, which may be acquired within 60 days through the exercise of stock options and acquired under the 401(k) Plan and 16,667 shares of restricted stock subject to satisfaction of certain vesting conditions.

[7]	Includes 19,151 shares which may be acquired within 60 days through the exercise of stock options.
[8]
Includes 31,667 shares and 258 shares, respectively, which may be acquired within 60 days through the exercise of stock options and acquired under the 401(k) Plan and 28,000 shares of restricted stock subject to satisfaction of certain vesting conditions.

[9]	Includes 40,890 shares which may be acquired within 60 days through the exercise of stock options.
[10]	Includes 8,970 shares which may be acquired within 60 days through the exercise of stock options.
[11]	Includes 20,750 shares which may be acquired within 60 days through the exercise of stock options.
[12]	Includes 1,060,100 shares and 1,335 shares, respectively, which may be acquired within 60 days through the exercise of stock options and acquired under the 401(k) Plan.

In addition to shares beneficially owned by directors and executive officers of the Company, as indicated above, such persons may also own Common stock equivalents under deferred compensation plans of the Company, reflecting further their economic stake in the value of the Company's Common stock. As of December 1, 2006, the following Common stock equivalents were owned by (i) the Company's executive officers: Mr. Zarrella, 190,011; Mr. Farnsworth, 10,582; Mr. Hahs, 13,790; Mr. Howes, 1,298; Dr. Tyle, 1,298; (ii) the Company's directors: Mr. Bennett, 2,666; Mr. De Sole, 7,041; Dr. Friedman, 1,625; Mr. Linen, 1,532; Mrs. McMullin, 1,532; Mrs. Rice, 4,989; Mr. Waltrip, 1,532; Mr. Wilson, 4,920; Mr. Wolfe, 1,532; and (iii) all executive officers and directors of the Company as a group, 333,192.
As of December 1, 2006, the following Common stock equivalents were owned by the Company’s executive officers under the Long-Term Equity Equivalent Accumulation Plan, which will vest on January 1, 2011: Dr. Tyle, 1,063 shares; Mr. Hahs, 1,052 shares; Mr. Howes, 1,037 shares; Mr. Farnsworth, 843 shares; and all executive officers and directors of the Company as a group, 12,665.

Item 13.   Certain Relationships and Related Transactions

In connection with Class B shares purchased under the Company's stock incentive plans prior to 2002, the Company could loan the participant an amount equal to the full amount of the purchase price of those shares, with the shares held by the Company as collateral for the loan. The rate of interest on loans to participants was the lesser of the applicable federal rates announced monthly by the Internal Revenue Service pursuant to Section 1274(d) of the Code, or 9%. To the extent applicable, the largest aggregate amount of indebtedness outstanding which exceeded $60,000 at any time in the Company's 2005 fiscal year for executive officers of the Company was as follows: Mr. Alan H. Farnsworth, $338,842; Mr. Dwain L. Hahs, $432,973; Mr. Jurij Z. Kushner, $215,411; Mr. John M. Loughlin, $175,933; Ms. Angela J. Panzarella, $202,336; and Mr. Robert B. Stiles, $180,387. As of December 1, 2006, the outstanding amount of such indebtedness of the Company's executive officers was as follows: Mr. Farnsworth, $332,099; Mr. Hahs, $155,189; and Ms. Panzarella, $198,310. All loans to directors were paid in full in 2003.
Mr. Zarrella and the Company signed a five-year employment agreement, dated November 9, 2001, which has automatically renewed for a one-year term in accordance with the agreement and will renew for successive one-year terms, unless otherwise terminated. The terms of the agreement provide for a base salary of $1.1 million during the first two employment years and a target bonus of 100% of base pay. On November 9, 2001, the Compensation Committee of the Board of Directors awarded Mr. Zarrella immediately-vested options to purchase 500,000 shares of the Company's Common stock at an exercise price of $31.91 under the 1990 Stock Incentive Plan. An additional 500,000 options under this Plan were granted to Mr. Zarrella on January 2, 2002 at an exercise price of $37.685. These options vested in one-third increments over a three-year period. The Company also agreed to pay Mr. Zarrella an amount up to $5 million in cash and stock to compensate him for benefits forfeited at his prior employer in accepting employment with the Company (including annual bonus incentive compensation, long-term incentive payments, and stock option value). That obligation was satisfied on January 2, 2002, with a cash payment of $2.1 million and a restricted stock grant of 65,561 shares to Mr. Zarrella. The restricted stock grant was made under the 1990 Stock Incentive Plan and vested in its entirety on the fifth anniversary of Mr. Zarrella's appointment.
The agreement also provides for a performance-based long-term incentive plan for one, two, and three-year award cycles, each of which has a target award of $1 million paid in Company restricted stock. Although the agreement provided for target awards of $1 million for subsequent three-year award cycles, for 2004-2005 Mr. Zarrella will be covered by the new cash-denominated program described in the Report of the Compensation Committee in Item 11. Executive Compensation of this Annual Report on Form 10-K. In addition, the agreement provides for Mr. Zarrella's participation in employee welfare and benefits plans and other standard senior executive perquisites. This includes participation in SERP II. On the effective date of the employment agreement, he was vested in SERP II at 26% of final average compensation (based on 1999, 2000, and 2001 compensation with his prior employer). The benefit will increase each year of his employment up to a maximum of 60% of final average compensation achieved at age 60. If Mr. Zarrella is terminated without cause, or if Mr. Zarrella terminates employment for good reason, both as defined in the agreement, he will be entitled to his annual base salary and the highest annual bonus, plus medical and other benefits, for the remaining period of his employment agreement, and he will vest immediately in the SERP II benefit which would have been received at the end of the employment period under the agreement.
Mr. Zarrella has also entered into a change of control agreement with the standard features described below. In the event his employment is terminated following a change in the control of the Company, he would be entitled to the greater of (i) his remaining benefits under his employment agreement or (ii) benefits under the change of control agreement.
Under a 1996 Incentive Stock Option Agreement and a 1996 Non-Qualified Stock Option Agreement, Mr. William H. Waltrip, a director, was granted options to purchase 2,539 shares and 97,461 shares of Class B stock, respectively, at a price of $39.38 per share. The options were granted to Mr. Waltrip in connection with his service as interim Chairman and Chief Executive Officer of the Company and to provide Mr. Waltrip with the full benefit of any appreciation in the value of the Company’s stock during his tenure in that role. Under an agreement with the Company, dated January 15, 1996, Mr. Waltrip was entitled to receive from the Company $2.43 per share upon the exercise of each of the options granted to him. Mr. Waltrip exercised the options under the Incentive Stock Option Agreement on March 17, 1999 (2,539 options), and exercised the options under the Non-Qualified Stock Option Agreement on May 13, 2005 (47,461 options), August 1, 2005 (25,000 options) and November 1, 2005 (25,000 options). In total, pursuant to the terms of the January 15, 1996 agreement, Mr. Waltrip has received $243,000 from the Company.

Dr. Tyle is and Mr. Howes 1 was party to additional individual employment arrangements with the Company: Dr. Tyle’s arrangement commenced in 2004 and Mr. Howes’ arrangement commenced in 2003. However, Dr. Tyle and Mr. Howes did not become named executive officers until 2006 and 2005, respectively. Dr. Tyle is and Mr. Howes was eligible to participate in certain Company management plans that have been previously filed with the SEC, including the Annual Incentive Compensation Plan and the 2003 Long-Term Incentive Plan. In addition, Dr. Tyle is and Mr. Howes was entitled to receive employee benefits made available to other employees and officers of the Company and their eligible dependents.
Dr. Tyle also received upon commencement of his employment, a stock option award of 35,000 shares granted on July 19, 2004, which vests in three equal installments over a three-year period, and a restricted stock award of 8,000 shares granted on July 19, 2004, which vests in three equal installments in three, five and seven years from the date of grant. Mr. Howes received upon commencement of his employment, a stock option award of 100,000 shares granted on July 1, 2003 at a price of $37.18 per share, vesting in three equal installments over a three-year period and a restricted stock award of 25,000 shares granted on July 1, 2003, vesting in three equal installments in three, five and seven years from the date of grant.
Dr. Tyle’s 2004 employment arrangement modified severance benefits payable to him under the Company’s Officer Separation Plan. Under the arrangement, if Dr. Tyle’s employment terminates prior to July 19, 2007, under circumstances which would otherwise entitle him to severance protection under the Company’s Officer Separation Plan: (i) unvested portions of his restricted stock and his stock option award granted under his 2004 employment arrangement vest immediately upon the termination date; and (ii) if accelerated vesting is not approved under the Company’s 2003 Long-Term Incentive Plan, the Company will pay him, subject to withholdings, an amount equal to the fair market value of the unvested restricted stock award and the excess, if any, of the fair market value of the unvested stock option award over the option’s exercise price. In addition, if Dr. Tyle is involuntarily terminated after three years from his hire date under circumstances providing him with benefits under the Officer Separation Plan, then remaining unvested portions of Dr. Tyle’s restricted stock grant, if any, shall immediately vest on such date of termination. In the event of a termination due to a change of control, Dr. Tyle’s severance arrangement would be superseded by the change of control agreement described below.
Mr. Howes’ 2003 employment arrangement also modified his severance benefits under the Officer Separation Plan. If Mr. Howes’ employment had terminated prior to July 1, 2006, and under circumstances which would have otherwise entitled him to severance protection under the Company’s Officer Separation Plan, excluding a change of control, the Company would have provided Mr. Howes with a cash payout equal to the fair market value of the restricted stock granted to him under his 2003 employment arrangement. If his employment had terminated due to a change of control, Mr. Howes’ severance arrangement would have been superseded by the change of control agreement described below.
The Company has entered into a change of control agreement, for an indefinite term, with each individual in the Summary Compensation Table in Item 11. Executive Compensation of this Annual Report on Form 10-K. Each agreement provides that, in the event of a change of control (as defined in the agreements) which is followed within three years, as determined under the agreements, by: (i) a termination of the officer's employment, (ii) a downgrading of the officer's position, or (iii) a voluntary termination under circumstances specified in the agreements, the officer will be entitled to salary and pro rata bonus then due, and a lump sum separation payment equal to three times annual base salary and bonus as determined under the agreements. Each officer will also be entitled to a continuation of certain benefits and perquisites for up to three additional years as determined under the agreements. These benefits and perquisites may be reduced by corresponding benefits or perquisites provided by a subsequent employer during the period in which they are provided.
In January 2005, the Company established a Charitable Contribution Program for officers of the Company. Under this program, the Company matches contributions made by officers on a dollar-for-dollar basis up to $10,000 annually. The match must be made to no more than two bona fide exempt organizations meeting the requirements of Section 501(3)(c) of the Internal Revenue Code selected by the participant.

1 As announced in the Company's Current Report on Form 8-K, filed January 5, 2007, Mr. Howes intends to resign from the Company.

Item 14.   Principal Accounting Fees and Services

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. The Audit Committee pre-approved all such audit and non-audit services provided by the independent accountants. These services have included audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Audit Fees In its review, the Audit Committee examined a report from PricewaterhouseCoopers LLP of the fees billed to the Company for fiscal years 2005 and 2004 of $15,390,000 and $7,495,000, respectively, for the audit of the Company's annual financial statements and reviews of quarterly reports on Form 10-Q. The 2005 and 2004 fees also include an attestation to the Company's assessment and effectiveness of internal controls over financial reporting.

Audit-Related Fees PricewaterhouseCoopers LLP received fees of $821,000 in 2005, including $131,000 for benefit plan reviews and other audit-related projects totaling $690,000. In 2004, the audit-related fees totaled $216,000 including $99,000 for benefit plan reviews, and $117,000 for various other audit-related projects.

Tax Fees PricewaterhouseCoopers LLP received no fees for tax-related services in 2005 or 2004.

All Other Fees PricewaterhouseCoopers LLP received $17,000 of other fees in 2005 relating primarily to accounting research software. In 2004, all other fees totaled $47,000 relating primarily to accounting research software and participation by the Company in an industry coalition coordinated by PricewaterhouseCoopers LLP.

Prior to approving PricewaterhouseCoopers LLP as the Company's independent accountants for 2006, the Committee considered whether PricewaterhouseCoopers LLP's provision of services other than audit services is compatible with maintaining the accountants' independence.

Part III

Item 15.   Exhibits, Financial Statement Schedules

The following documents or the portions thereof indicated are filed as a part of this Report.

(a)	Index to Financial Statements and Financial Statement Schedules Covered by Reports of Independent Auditors.		Page
	1.	Financial statements filed herewith:
		Report of Independent Registered Public Accounting Firm	145
		Balance Sheets at December 31, 2005 and December 25, 2004	61
		For the years ended December 31, 2005, December 25, 2004 and December 27, 2003:
		Statements of Income	60
		Statements of Cash Flows	62
		Statements of Changes in Shareholders' Equity	63
		Notes to Financial Statements	65

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

(b)	Item 601 Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference. Each of Exhibits (10)-a through (10)-w, (10)-hh through (10)-kk, (10)-nn and (10)-pp is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 15(c) of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Bausch & Lomb Incorporated

By (Signature and Title) /s/ Ronald L. Zarrella
Ronald L. Zarrella
Chairman and Chief Executive Officer

Date February 7, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer

By (Signature and Title) /s/ Ronald L. Zarrella
Ronald L. Zarrella
Chairman and Chief Executive Officer

Date February 7, 2007

Principal Financial Officer

By (Signature and Title) /s/ Stephen C. McCluski
Stephen C. McCluski
Senior Vice President and Chief Financial Officer

Date February 7, 2007

Controller

By (Signature and Title) /s/ Jurij Z. Kushner
Jurij Z. Kushner
Vice President and Controller

Date February 7, 2007

Directors

Alan M. Bennett
Domenico De Sole
Paul A. Friedman
Jonathan S. Linen
Ruth R. McMullin
Linda Johnson Rice
William H. Waltrip
Barry W. Wilson
Kenneth L. Wolfe
Ronald L. Zarrella

Date February 7, 2007
By (Signature and Title) /s/ Robert B. Stiles
Robert B. Stiles
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bausch & Lomb Incorporated:

We have completed integrated audits of Bausch & Lomb Incorporated’s December 31, 2005 and December 25, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 27, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bausch & Lomb Incorporated and its subsidiaries at December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 2 — Restatement to the consolidated financial statements, the Company restated its 2004 and 2003 consolidated financial statements.
As described in Note 14 — Employee Benefits to the consolidated financial statements, as of July 1, 2004 the Company adopted FSP FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
As described in Note 19 — Supplemental Balance Sheet Information to the consolidated financial statements, as of December 27, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

Internal Control Over Financial Reporting Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A Controls and Procedures, that Bausch & Lomb Incorporated did not maintain effective internal control over financial reporting as of December 31, 2005, because (1) the Company did not maintain an effective control environment, (2) the Company did not maintain effective controls to provide reasonable assurance of the completeness and accuracy of certain financial statement accounts in certain subsidiaries, (3) the Company did not maintain effective controls over certain subsidiaries' relationships with their key distributors nor over the installation of refractive laser surgery equipment in multiple locations to ensure that revenue associated with such distributor and laser sales was recognized in accordance with generally accepted accounting principles (GAAP), (4) the Company did not maintain effective controls over its accounting for income taxes and indirect taxes, including VAT and certain import related taxes related to its Brazilian subsidiary, and (5) the Company did not maintain effective controls to ensure that the Company's Deferred Compensation Plan document was amended to accurately reflect the Plan's intended design, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2005:
(1) The Company did not maintain an effective control environment because of the following: (a) the Company did not adequately and consistently reinforce the importance of adherence to controls and the Company's code of conduct, which contributed to certain of the restatement items that occurred across a broad range of the Company's operational and functional areas; (b) the Company failed to institute all elements of an effective program to help prevent and detect fraud by Company employees; (c) the Company did not establish and maintain effective corporate and regional management oversight and monitoring of operations to detect subsidiaries' managements' override of established financial controls and accounting policies, execution of improper transactions and accounting entries to impact revenue and earnings, and reporting of these transactions to the appropriate finance personnel or the Company's independent registered public accounting firm; and (d) the Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of GAAP, including revenue recognition and accounting for income taxes, and in internal control over financial reporting commensurate with its financial reporting requirements. This material weakness contributed to the additional material weaknesses discussed in items 2-4 below.
(2) The Company did not maintain effective controls to provide reasonable assurance of the completeness and accuracy of certain financial statement accounts in certain subsidiaries. Specifically, the Company did not maintain effective controls to ensure that account reconciliations and journal entries were supported by appropriate analysis and documentation in connection with the financial reporting and close process. This material weakness resulted in the restatement of the Company's 2004 and 2003 annual consolidated financial statements and all quarterly periods of 2004 and the first two quarters of 2005, as well as adjustments, including audit adjustments, to the 2005 third quarter interim and the 2005 annual consolidated financial statements. In addition, the Company restated beginning shareholders' equity for the impact of the restatement for periods prior to 2003.
(3) The Company did not maintain effective controls over certain subsidiaries' relationships with their key distributors, particularly in the Company's Korea, Japan and India subsidiaries, and did not maintain effective controls over the installation of refractive laser surgery equipment in multiple locations where the Company does business, to ensure that revenue associated with such distributor and laser sales was recognized in accordance with GAAP. Specifically, the Company did not maintain effective controls to provide reasonable assurance that customer arrangements were adequately reviewed by the appropriate persons at such subsidiaries to identify and provide reasonable assurance regarding the proper application of the appropriate method of revenue recognition in accordance with GAAP. In addition, the Company did not maintain effective controls to prevent subsidiary management from overriding established financial controls or making errors in the application of policies concerning the accuracy and valuation of accounts receivable and the maintenance of distributor inventory at established threshold levels, as well as regarding administration of credit limits, extensions of credit terms, price discounting, sales returns and exchanges, transfer of the risk of ownership, and sales order entry and control. This material weakness resulted in the restatement of the Company's 2004 and 2003 annual consolidated financial statements and all quarterly periods of 2004, and the first two quarters of 2005, as well as adjustments, including audit adjustments, to the 2005 third quarter interim and the 2005 annual consolidated financial statements. In addition, the Company restated beginning shareholders' equity for the impact of the restatement for periods prior to 2003.

(4) The Company did not maintain effective controls over the determination and reporting of its income tax payable, deferred income tax assets and liabilities, the related valuation allowances and income tax expense. Specifically, effective controls were not designed and in place to: (i) ensure management maintained the appropriate level of personnel resources with adequate experience and expertise in the area of U.S. GAAP accounting for income taxes; (ii) ensure roles and responsibilities with respect to accounting for income taxes were clearly defined; (iii) identify and evaluate in a timely manner the tax implications of certain non-routine transactions, including transactions related to acquisitions; (iv) provide reasonable assurance as to the completeness and accuracy of the provision for income taxes and income taxes payable including tax reserves and return to provision adjustments; and (v) reconcile differences between the tax and financial reporting basis of its assets and liabilities with its deferred income tax assets and liabilities. In addition, the Company did not maintain effective controls over indirect taxes, including VAT and certain import related taxes related to its Brazilian subsidiary. This material weakness resulted in the restatement of the Company's 2004 and 2003 annual consolidated financial statements and all quarterly periods of 2004, and the first two quarters of 2005, as well as adjustments, including audit adjustments, to the 2005 third quarter interim and the 2005 annual consolidated financial statements. In addition, the Company restated beginning shareholders' equity for the impact of the restatement for periods prior to 2003.
(5) The Company did not maintain effective controls to ensure that the Company's Deferred Compensation Plan document was amended to accurately reflect the Plan's intended design. This inaccurate amendment of the plan resulted in the Company not properly marking to market stock awards issued under the Company's Long-Term Incentive Plan that were deferred under the Deferred Compensation Plan which impacted the completeness and accuracy of selling, administrative and general expense and accrued liabilities. This material weakness resulted in the restatement of the Company's 2004 and 2003 annual consolidated financial statements and all quarterly periods of 2004, and the first two quarters of 2005, as well as adjustments, including audit adjustments, to the 2005 third quarter interim and the 2005 annual consolidated financial statements. In addition, the Company restated beginning shareholders' equity for the impact of the restatement for periods prior to 2003.

Additionally, each of these material weaknesses above could result in a material misstatement to the Company's interim or annual consolidated financial statements and disclosures which would not be prevented or detected.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Freda from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during the fourth quarter of 2005. We have also excluded Freda from our audit of internal control over financial reporting. Freda is a majority-owned subsidiary whose total assets and total net sales represent eight percent and one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
In our opinion, management's assessment that Bausch & Lomb Incorporated did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Bausch & Lomb Incorporated has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Rochester, New York
February 7, 2007

Exhibit Index

S-K Item 601 No.	Document

(3)-a	Restated Certificate of Incorporation of Bausch & Lomb Incorporated (filed herewith).

(3)-b
Amended and Restated By-Laws of Bausch & Lomb Incorporated, effective April 26, 2005 (filed as Exhibit (3)-e to the Company's Form 10-Q for the quarter ended June 25, 2005, File No. 1-4105, and incorporated herein by reference).

(4)-a	See Exhibit (3)-a.

(4)-b
Form of Indenture, dated as of September 1, 1991, between the Company and Citibank, N.A., as Trustee, with respect to the Company's Medium-Term Notes (filed as Exhibit (4)-a to the Company's Registration Statement on Form S-3, File No. 33-42858 and incorporated herein by reference).

(4)-c
Supplemental Indenture No. 1, dated May 13, 1998, between the Company and Citibank, N.A. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, dated July 24, 1998, File No. 1-4105 and incorporated herein by reference).

(4)-d
Supplemental Indenture No. 2, dated as of July 29, 1998, between the Company and Citibank, N.A. (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, dated July 24, 1998, File No. 1-4105 and incorporated herein by reference).

(4)-e
Supplemental Indenture No. 3, dated November 21, 2002, between the Company and Citibank, N.A. (filed as Exhibit 4.8 to the Company's Current Report on Form 8-K, dated November 18, 2002, File No. 1-4105 and incorporated herein by reference).

(4)-f
Supplemental Indenture No. 4, dated August 1, 2003, between the Company and Citibank, N.A. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated August 6, 2003, File No. 1-4105 and incorporated herein by reference).

(4)-g
Fifth Supplemental Indenture, dated August 4, 2003, between the Company and Citibank, N.A. (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed August 6, 2003, File No. 1-4105, and incorporated herein by reference).

(4)-h
Sixth Supplemental Indenture, dated December 20, 2004, between the Company and Citibank, N.A. (filed as Exhibit (4)-j to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2004, File No. 1-4105 and incorporated herein by reference).

(4)-i	Supplemental Indenture No. 7, dated as of June 6, 2006 (filed as Exhibit (4) to the Company's Current Report on Form 8-K, filed June 12, 2006 and incorporated herein by reference).

(4)-j	Supplemental Indenture No. 8, dated as of November 8, 2006 (filed herewith).

(4)-k	Amended and Restated Supplemental Indenture No. 8, effective as of November 8, 2006 (filed herewith).

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

(10)-h
Amended and Restated 1990 Stock Incentive Plan (filed as Exhibit (10)-s to the Company's Annual Report on Form 10-K for the year ended December 28, 2002, File No. 1-4105 and incorporated herein by reference).

(10)-i
Amendment No. 6 to the Bausch & Lomb Incorporated 1990 Stock Incentive Plan (filed as Exhibit (10)-t to the Company's Annual Report on Form 10-K for the year ended December 28, 2002, File No. 1-4105 and incorporated herein by reference).

(10)-j	Corporate Officer Separation Plan (filed as Exhibit (10)-v to the Company's Annual Report on Form 10-K for the year ended December 28, 2002, File No. 1-4105 and incorporated herein by reference).

(10)-k
Amended and Restated 2001 Stock Incentive Plan for Non-Officers, as approved by the Committee on Management on January 22, 2001 and amended on July 23, 2001 (filed as Exhibit (10)-w to the Company's Annual Report on Form 10-K for the year ended December 28, 2002, File No. 1-4105 and incorporated herein by reference).

(10)-l
Amendment No. 2 to the Bausch & Lomb Incorporated 2001 Stock Incentive Plan for Non-Officers, effective January 1, 2003 (filed as Exhibit (10)-x to the Company's Annual Report on Form 10-K for the year ended December 28, 2002, File No. 1-4105 and incorporated herein by reference).

(10)-m
2003 Long-Term Incentive Plan as amended and restated on July 15, 2003 (filed as Exhibit (10)-b to the Company's Form 10-Q for the quarter ended June 28, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-n
Amendment No. 1 to the Amended and Restated Supplemental Retirement Income Plan III (filed as Exhibit (10)-b to the Company's Form 10-Q for the quarter ended September 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-o
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

(10)-q	Bausch & Lomb Incorporated Annual Incentive Compensation Plan, as amended and restated on July 25, 2006 (filed herewith).

(10)-r
Director Deferred Compensation Plan as amended and restated on December 1, 2003 (filed as Exhibit (10)-w to the Company's Annual Report on Form 10-K for the year ended December 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-s
Restricted Stock Deferred Compensation Plan, as amended and restated on December 1, 2003 (filed as Exhibit (10)-x to the Company's Annual Report on Form 10-K for the year ended December 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-t
Executive Deferred Compensation Plan, as amended and restated on December 1, 2003 (filed as Exhibit (10)-y to the Company's Annual Report on Form 10-K for the year ended December 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-u
Stock Option Agreement Pursuant to 2003 Long-Term Incentive Plan (filed as Exhibit (10)-z to the Company's Annual Report on Form 10-K for the year ended December 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-v	Long-Term Equity Equivalent Accumulation Plan (filed herewith).

(10)-w	Amendment No. 2 to the Amended and Restated Supplemental Retirement Income Plan III (filed herewith).

(10)-x
Credit Agreement by and among Bausch & Lomb Incorporated, certain banks, financial institutions and other institutional lenders and issuers of letter of credit, Citigroup Global Markets Inc., Keybank National Association and Citibank, N.A., dated July 26, 2005 (filed as Exhibit (10)-b to the Company's Form 10-Q for the quarter ended June 25, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-y	Credit Agreement between, among others, Citibank International PLC, as facility agent, Bausch & Lomb B.V. and Bausch & Lomb Incorporated, dated November 29, 2005 (filed herewith).

(10)-z	Letter Waiver (U.S. Credit Agreement), dated November 23, 2005 (filed herewith).

(10)-aa	Letter Waiver (U.S. Credit Agreement), dated February 24, 2006 (filed herewith).

(10)-bb	Letter Waiver (B.V. Term Loan), dated February 24, 2006 (filed herewith).

(10)-cc	Letter Waiver (U.S. Credit Agreement), dated May 17, 2006 (filed herewith).

(10)-dd	Letter Waiver (B.V. Term Loan), dated May 17, 2006 (filed herewith).

(10)-ee	Letter Waiver (U.S. Credit Agreement), dated August 28, 2006 (filed herewith).

(10)-ff	Letter Waiver (B.V. Term Loan), dated August 30, 2006 (filed herewith).

(10)-gg
Agreement for the Sale and Purchase of the Entire Issued Capital of Sino Concept Technology Limited, by and between Sino Biopharmaceutical Limited and Bausch & Lomb Incorporated, dated July 2, 2005 (filed herewith).

(10)-hh	Summary of employment arrangement for Praveen Tyle, Senior Vice President and Chief Scientific Officer (filed herewith).

(10)-ii	Summary of terms for agreement to authorize Company contribution for certain participants in the 401(k) Excess Program under the non-qualified Executive Deferred Compensation Plan (filed herewith).

(10)-jj	Executive Deferred Compensation Plan for Post-2004 Deferrals, dated November 7, 2006 (filed herewith).

(10)-kk	Amendment to Executive Deferred Compensation Plan, dated November 7, 2006 (filed herewith).

(10)-ll	Letter Waiver (U.S. Credit Agreement), dated December 13, 2006 (filed herewith).

(10)-mm	Letter Waiver (B.V. Term Loan), dated December 13, 2006 (filed herewith).

(10)-nn
Description of certain employment terms for Paul G. Howes, Senior Vice President and President, Americas Region, dated November 12, 2003 (filed as Exhibit (10)-w of the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2004, File No. 1-4105 and incorporated herein by reference).

(10)-oo
License Agreement between and among CIBA Vision AG and Bausch & Lomb Incorporated, dated July 1, 2004 (filed herewith). (Portions of this exhibit are omitted pursuant to a confidential treatment request and filed separately with the SEC.)

(10)-pp	Long Term Performance Unit Agreement Pursuant to 2003 Long-Term Incentive Plan (filed herewith).

(10)-qq	Letter Waiver (U.S. Credit Agreement), dated January 26, 2007 (filed herewith).

(10)-rr	Letter Waiver (B.V. Term Loan), dated January 29, 2007 (filed herewith).

(12)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith).

(21)	Subsidiaries (filed herewith).

(24)	Power of Attorney with respect to the signatures of directors in this Annual Report on Form 10-K (filed herewith).

(31)-a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31)-b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32)-a	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

(32)-b	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).