Form 10-K
period 2006-12-30
BAUSCH & LOMB INC
filed 2007-04-25
CIK 10427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐ Yes ☒ No

The aggregate market value of the voting stock, computed using the average bid and asked price of such stock, held by non-affiliates of the registrant as of June 2006 was $2,642,166,674. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and officers. Such interpretation is not intended to be and should not be construed to be, an admission by Bausch & Lomb Incorporated or such directors or officers that such directors and officers are "affiliates" of Bausch & Lomb Incorporated, as that term is defined under the Securities Act of 1933.
The number of shares of Voting Stock of the registrant, outstanding as of March 30, 2007, was 54,382,184, consisting of 54,353,004 shares of Common stock and 29,180 shares of Class B stock, which are identical with respect to dividend and liquidation rights and vote together as a single class for all purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Part III

Not applicable.

Item 1. Business

Unless the context indicates otherwise, the terms "we", "our", "ours" and "the Company" are used herein to refer to Bausch & Lomb Incorporated and its consolidated subsidiaries. All dollar amounts in Part I of this Form 10-K, except for per share data, are expressed in millions unless specified otherwise, and earnings per share are presented on a diluted basis.

(a) Restatement of Previously Issued Financial Statements

The Company filed its Annual Report on Form 10-K for fiscal 2005 (2005 Form 10-K) on February 7, 2007. As more fully described in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement to the consolidated financial statements in the 2005 Form 10-K, the Company restated its consolidated balance sheet, its consolidated statements of income, of changes in shareholders' equity and of cash flows as of December 25, 2004 and for fiscal years 2003 and 2004. In addition, the Company restated selected financial data as of 2003, 2002 and 2001 and for fiscal years 2002 and 2001. Certain restatement adjustments related to periods prior to 2001. The effect of those restatement adjustments on years prior to 2001 were reflected in the 2005 Form 10-K as an adjustment to the beginning retained earnings as of the first day of fiscal 2001. The impact of the restated financial results for the first and second quarterly periods of 2005 and the quarterly periods of 2004 were also presented in Item 8. Financial Statements and Supplementary Data under Note 20 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of the 2005 Form 10-K.
The restatement corrected for errors made in the application of generally accepted accounting principles (GAAP), including revenue recognition, accounting for reserves, accounting for foreign currency adjustments, accounting for income taxes including income taxes payable, tax reserves, deferred income tax assets and liabilities, related valuation allowances and income tax expense, and the accounting for the Company's Long-Term Deferred Compensation Plan.
After filing this report, the Company will work toward filing its Quarterly Reports on Form 10-Q for the third quarter of 2005, the first, second and third quarters of 2006, and the first quarter of 2007. While the Company is working diligently to complete these outstanding filings, there can be no assurance as to when the Company will have completed these filings.
The Company has not amended its Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for periods affected by the restatement adjustments, and accordingly the financial statements and related financial information contained in such reports should not be relied upon.
All amounts in this 2006 Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts as restated.

(b) General Development of Business

Founded in 1853 and incorporated in the State of New York in 1908, we are a world leader in the development, manufacture and marketing of eye health products, including contact lenses, contact lens care solutions and ophthalmic surgical and pharmaceutical products.
We made no significant acquisitions or dispositions of businesses in 2006 or 2004. In the fourth quarter of 2005, we acquired a 70-percent controlling interest in Shandong Chia Tai Freda Pharmaceutical Group (Freda), a leading ophthalmic pharmaceutical company in China, from Sino Biopharmaceutical Ltd. The total purchase price for the Freda acquisition was $255, or $248 net of cash acquired. Freda primarily develops, manufactures and markets medications used to treat ocular inflammation and infection, glaucoma and dry eye. We believe the acquisition has accelerated our expansion into the rapidly growing ophthalmic pharmaceuticals market in China and provides a national pharmaceuticals sales and distribution network, a locally compliant manufacturing facility, and expertise in regulatory affairs and product development.

(c) Financial Information about Operating Segments

Information concerning sales, operating earnings and assets attributable to each of our operating segments is set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K under the section entitled Net Sales and Income by Business Segment and Geographic Region and in Item 8. Financial Statements and Supplementary Data under Note 4 — Business Segment and Geographic Information of this Annual Report on Form 10-K. This information is incorporated herein by reference.

(d) Narrative Description of Business

Operating Segments We are organized into five business segments: three commercial geographic segments and two additional segments managed globally (Research & Development and Global Operations & Engineering). Commercial regions are responsible for the sale and marketing of our products within their defined geographies (the Americas; Europe, Middle East and Africa [Europe]; and Asia). The Research & Development segment is responsible for activities associated with research, preclinical development, new product development, project management, clinical affairs, medical affairs, regulatory affairs, and product quality assurance and control. The Global Operations & Engineering segment is responsible for demand planning, engineering, manufacturing, logistics and procurement.

Products In each geographic region, we market products in five categories: contact lenses, lens care products, ophthalmic pharmaceuticals, cataract and vitreoretinal surgery, and refractive surgery.

Contact Lenses We pioneered the development of soft contact lens technology and are one of the largest manufacturers of contact lenses in the world. Our product portfolio is one of the broadest in the industry and includes traditional, planned replacement disposable, daily disposable, multifocal, and toric soft contact lenses and rigid gas permeable (RGP) materials. These products are marketed by our own sales force and through distributors to licensed eye care professionals and health product retailers under the Bausch & Lomb, Boston, Medalist, PureVision and SofLens brand names. Our soft contact lens portfolio consists of contact lenses made of traditional hydrogel materials (which we market under the SofLens brand name) and those made of silicone hydrogel materials (marketed under the PureVision brand name). Major competitors in the contact lens market include CIBA Vision Corporation (a subsidiary of Novartis AG) (CIBA); CooperVision (a subsidiary of The Cooper Companies, Inc.); and Vistakon, Inc. (a subsidiary of Johnson & Johnson).
Net sales of contact lenses constituted 31 percent of our total revenues in fiscal year 2006, and declined 3 percent from the prior year. Overall strong double-digit growth in our PureVision lines of silicone hydrogel contact lenses was more than offset by lower sales of two-week spherical contact lenses in Japan (reflecting overall market trends), SofLens Toric disposable contact lenses (resulting from the continued roll-out of PureVision Toric in the U.S. market), collateral negative impact on our Asian contact lens business resulting from the MoistureLoc recall, and lower sales of older technology products (reflecting ongoing product rationalization initiatives).
We expect the contact lens category to be a growth driver over the next several years, due to our strong portfolio of specialty contact lenses and the market’s conversion to contact lenses made of silicone hydrogel materials, which should continue to benefit our PureVision brand. In the specialty business, we offer PureVision Toric and SofLens Toric contact lenses to treat astigmatism and PureVision Multi-Focal and SofLens Multi-Focal lenses for people with presbyopia. In Japan, the second largest contact lens market in the world, our products are marketed under the Medalist brand name and include two-week and daily disposable spherical (or non-specialty) lenses, as well as toric and multifocal traditional hydrogel contact lenses. We recently received approval to market the PureVision line in Japan, and anticipate a product launch in 2007. We also anticipate the introduction of enhancements to the current generation of PureVision lenses in all markets and continued geographic expansion of our newest one-day product, SofLens Daily Disposable contact lenses, in Europe and Asia. This new product incorporates aspheric optics for crisper vision as well as enhanced design features and a surface moisturizing effect that provides comfortable wear throughout the day, all in a unique package that consumers have received favorably.
Our future development efforts in contact lenses are concentrated on new silicone hydrogel offerings featuring novel materials, surface treatments and optical design characteristics.

Lens Care Our lens care portfolio includes multipurpose solutions, cleaning and conditioning solutions for RGP lenses, re-wetting drops and saline solutions. We market these products through our own sales force and distributors to licensed eye care professionals, health product retailers, independent pharmacies, drug stores, food stores and mass merchandisers. Our strategy is to outpace market trends and increase our share in the multipurpose segment, the only growing category in the overall lens care market. Prior to the May 2006 withdrawal of ReNu with MoistureLoc solution (MoistureLoc), our flagship brand, ReNu, had the leading market position in this segment in the United States. Subsequent to the withdrawal, we lost about 10 market share points in the United States. We are currently executing brand rebuilding initiatives to recoup some of that lost market share. Our Boston brand of products for RGP lens care holds a commanding market share worldwide. Major competitors in the lens care category include Advanced Medical Optics, Inc. (AMO); Alcon, Inc. (Alcon); and CIBA.

Net sales of lens care products constituted 18 percent of our total revenues in fiscal year 2006, with sales down 21 percent from the prior year. That reflected the impact of lost MoistureLoc sales and market share losses subsequent to the recall. Reported net sales in both periods reflect charges for customer returns and consumer rebates associated with the recall. See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 8. Financial Statements and Supplementary Data under Note 21 — Market Withdrawal of MoistureLoc Lens Care Solution of this Annual Report on Form 10-K. We are undertaking a variety of initiatives to rebuild brand equity and distribution following the recall, but believe that meaningful share gains will depend on the introduction of a new multipurpose lens care solution. We do not expect that to occur until after 2007.

Pharmaceuticals Our pharmaceuticals product category includes generic and branded prescription ophthalmic pharmaceuticals, ocular vitamins and over-the-counter (OTC) medications. Pharmaceutical products are marketed by our sales force and distributed through wholesalers, independent pharmacies, drug stores, food stores, mass merchandisers and hospitals. Our key pharmaceutical trademarks are Bausch & Lomb, Alaway, Alrex, Indocollyre, Liposic, Lotemax, Moisten, Mioclear, Ocuvite, PreserVision, Retisert and Zylet. The ophthalmic pharmaceuticals market is highly fragmented. Major competitors include Alcon; Allergan, Inc.; Johnson & Johnson; Merck & Co., Inc.; Novartis AG; Pfizer Inc.; and Santen Incorporated.
Net sales of pharmaceutical products comprised 29 percent of consolidated revenues in 2006, and grew 13 percent in a market we estimate is growing in the mid-to-upper single digits. Higher sales of ocular vitamins, allergy, dry eye, anti-inflammatory and combination medications, combined with incremental sales of Retisert drug delivery implants, were partially offset by lower sales of certain OTC products and non-ophthalmic generic drugs. Incremental sales from the fourth quarter 2005 acquisition of Freda accounted for about half our reported growth.
Our longer-term strategy in pharmaceuticals is to build a pipeline and launch new proprietary prescription drugs, but that takes time, considering the development, regulatory review and approval process. Nearer term, we are focused on growing the consumer health portion of the business by launching new OTC eye care products, expanding the geographic availability of existing products, and developing and launching new entries in our nutritionals portfolio. Our 2007 planned introductions include Alaway, an OTC antihistamine that was acquired in December 2006; new formulations for our lines of eye vitamins; a new OTC dry eye product; and products delivered in a new preservative-free multi-dose format. We will also begin to leverage the Freda acquisition, with the planned launch of Lotemax steroid drops and Ocuvite eye vitamins in China later in the year.

Cataract and Vitreoretinal Surgery Cataract surgery is one of the most commonly performed surgical procedures. Our cataract and vitreoretinal offerings include a broad line of intraocular lenses (IOLs) and phacoemulsification equipment. (Phacoemulsification is the procedure by which the patient's natural lens is extracted during cataract surgery.) We also sell disposable surgical packs and instruments that are used during the procedure. Our cataract and vitreoretinal surgery products and equipment are marketed by our sales force and through distributors to ophthalmic surgeons, hospitals and ambulatory surgery centers. We believe we have developed substantial professional recognition for our products marketed under the Bausch & Lomb, Akreos, AMVISC, Millennium, SofPort and Storz trademarks. We are the third largest manufacturer of cataract and vitreoretinal products. Major competitors in the category include Alcon and AMO.
Cataract and vitreoretinal net sales increased 1 percent and comprised 17 percent of our 2006 revenues in a market estimated to be growing in the mid-single digits. Gains were led by higher sales of intraocular lenses, hand-held surgical instruments and disposable products, offset by lower equipment sales, as customers await the launch of our next generation Stellaris microsurgical platform.
In 2006, we enhanced our SofPort line of IOLs with the introduction of technology that blocks harmful violet light. We also launched in certain markets outside the United States a new acrylic IOL on our Akreos platform that can be inserted through an incision of less than two millimeters — 33 percent smaller than most incisions today. Later in 2007, we expect to bring our newest Akreos Advance Optics (AO) lens into the large U.S. market. New equipment launches are expected to include Stellaris, our new microsurgery platform. Designed specifically from customer input and feedback, it incorporates ergonomic improvements and better fluidics to facilitate faster turnaround between surgeries. It is also capable of performing cataract surgery using incisions smaller than two millimeters. Finally, we are pursuing surgical solutions for presbyopic correction, targeting our development and external partnering efforts on products designed to allow the eye to focus at all distances.

Refractive Surgery Products in this category include lasers, microkeratomes, diagnostic equipment and other products used in the LASIK (Laser in-situ Keratomileusis) surgical procedure. Our refractive surgery products are marketed by our sales force and through distributors to ophthalmic surgeons, hospitals and ambulatory surgery centers. We believe we have developed substantial professional recognition of our refractive surgery products and equipment marketed under the Hansatome, Technolas and Zyoptix trademarks. We are the second largest manufacturer of refractive surgery products. Major competitors include Alcon; AMO; and Moria S.A.
Net sales of refractive surgery products accounted for 5 percent of our 2006 revenues and declined 9 percent from 2005, reflecting lower equipment and microkeratome blade sales, partially offset by service revenues and per-procedure fees.
Our strategy is to improve our market share of LASIK and other refractive surgical procedures in the United States and to increase the number of custom LASIK procedures in markets outside the United States, which will increase our annuity stream of revenues from procedural fees and microkeratome blades. In 2006, we launched enhancements to the algorithms used in our Zyoptix personalized LASIK procedure which will improve procedure efficiency, ease of use, clinical outcome and predictability. In 2007 we plan to introduce the Advanced Personalized Technologies upgrade to, and a dynamic rotational eye tracker for, the Zyoptix laser, and to make available an Epi-LASIK option for our Zyoptix microkeratomes. These new technologies should generate higher procedural revenues and contribute to improved profitability.

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

Patents and Licenses We actively pursue technology development and acquisition as a means to enhance our competitive position. In the aggregate, our patents are of material importance to our business taken as a whole and no single patent or patent license or group of patent licenses relating to any particular product or process is material to any segment or to the business as a whole, except for our license agreement with CIBA Vision AG related to the sale of our PureVision contact lens products.

Trademarks The trademarks of Bausch & Lomb Incorporated and its subsidiary companies are italicized throughout this report and include: Akreos, Alaway, Alrex, AMVISC, Bausch & Lomb Advanced Eye Relief, Boston, Hansatome, Indocollyre, Liposic, Lotemax, Medalist, Millennium, Mioclear, Moisten, MoistureLoc, Ocuvite, PreserVision, PureVision, ReNu, ReNu MultiPlus, Retisert, SofLens, SofPort, Stellaris, Storz, Technolas, Zylet and Zyoptix. All other brands or product names are trademarks of their respective owners.

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

Research and Development Research and development constitutes an important part of our activities. Research and development expenditures included in continuing operations totaled $197 in 2006, $178 in 2005 and $163 in 2004. To ensure we have a robust pipeline of new products to support future growth initiatives, we intend to continue to increase our level of spending for research and development activities.

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

Environment Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United States and non-U.S. countries, including those relating to discharges of substances into the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. While we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on our capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 2006 and are not anticipated to be material in 2007.

Employee Relations As of December 30, 2006, we employed approximately 13,000 people throughout the world, including approximately 4,400 in the United States. In general, we believe our employee relations to be very good. Less than five percent of our U.S. employees (mainly in our surgical products manufacturing facilities) are represented by unions.

(e) Financial Information about Foreign and Domestic Operations

Information as to sales and long-lived assets attributable to U.S. and non-U.S. geographic regions is set forth under the section entitled Geographic Region in Item 8. Financial Statements and Supplementary Data under Note 4 — Business Segment and Geographic Information of this Annual Report on Form 10-K and is incorporated herein by reference.

(f) Available Information

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

Item 1A. Risk Factors

The business, prospects and value of the Company are subject to a number of risk factors, which are identified in this filing and have been identified by us in a number of our filings with the SEC, including our Forms 12b-25 filed August 8, 2006, November 9, 2006, and March 2, 2007, and our 2005 Annual Report on Form 10-K, filed on February 7, 2007.

(a) Risks Related to Our Business and Industry

The markets for our eye care products are intensely competitive and new medical and technological developments may reduce the need for our products. The eye care industry is characterized by continuous product development. Our success and future growth depend, in part, on our ability to develop products which are more effective in treating conditions of the eye or that incorporate the latest technologies. In addition, we must be able to manufacture and effectively market those products and convince a sufficient number of consumers and eye care practitioners to use them. Our existing products face the risk of obsolescence if a competing product is introduced or if we announce a new product that, in either case, represents a substantial improvement over our existing products. Similarly, if we fail to make sufficient investments in research and development programs or if we focus on technologies that do not lead to more effective or acceptable products, our current and planned products may not be accepted in the marketplace or could be surpassed by more effective or advanced products. Conversely, products and new technologies that we develop or that are developed by our competitors may reduce the need for our other existing and future products.
We have numerous competitors in the United States and abroad, including, among others, Alcon; Allergan, Inc.; AMO; The Cooper Companies, Inc.; Intralase Corp.; Johnson & Johnson; Merck & Co., Inc.; Moria S.A.; Novartis AG; Pfizer Inc.; Santen Incorporated; and STAAR Surgical Company. These competitors may develop technologies and products that are more effective or less costly than any of our current or future products or that could render our products obsolete or noncompetitive. Some of these competitors have substantially more resources and a greater marketing scale than we do. In addition, the medical technology and device industry continues to experience consolidation, resulting in an increasing number of larger and more diversified companies. Among other things, some of these companies can spread their research and development costs over much broader revenue bases and have more resources to influence customer and distributor buying decisions. In addition, some of our competitors may enter into markets in which they do not currently compete with us, such as the announcement of Johnson & Johnson's potential entry into the contact lens solutions business. Our inability to produce and develop products that compete effectively against our competitors' products, or to effectively advertise, promote and market our products against competitors' offerings, could have a material adverse effect on our business, financial condition and results of operations.

Resources devoted to research and development may not yield new products that achieve commercial success. We devote substantial resources to research and development. In 2006, we expanded our research and development facilities in Rochester, New York. However, the research and development process is expensive, prolonged and entails considerable uncertainty, especially for companies in the eye care industry. Because of the complexities and uncertainties associated with ophthalmic research and development in particular, and healthcare related research and development in general, products we are currently developing, or that we develop in the future, may not complete the development process or obtain the regulatory approvals required for us to market such products successfully. Our inability to develop and obtain approval for new products could have a material adverse impact on our business, financial condition and results of operations.

Market acceptance of our products requires, in many cases, that users of our products obtain adequate reimbursement from third-party payers. Managed care organizations and governments continue to place increased emphasis on the delivery of more cost-effective medical therapies. For example, major third-party payers for hospital services, including government insurance plans, Medicare and Medicaid in the United States, and private health care insurers, have substantially revised their payment methodologies during the last few years, resulting in stricter standards for reimbursement of hospital and outpatient charges for some medical procedures, including cataract procedures and intraocular lenses. Managed care organizations restrict the pharmaceutical products that doctors in those organizations can prescribe through the use of formularies (the lists of drugs which physicians are permitted to prescribe to patients in a managed care organization). Failure of our pharmaceutical products to be included on formularies could have an adverse effect on our revenues and profits. This cost-cutting emphasis could adversely affect sales and prices of our products. Physicians, hospitals and other health care providers may be reluctant to purchase our products if they do not receive substantial reimbursement for the cost of our pharmaceutical and surgical products and for procedures performed using our surgical medical device products from third-party payers. Reductions in the prices for our products in response to these trends could have a material adverse effect on our business, financial condition and results of operations.

Federal, state and non-U.S. laws pertaining to healthcare fraud and abuse could materially adversely affect our business and results of operations. Certain of our businesses are subject to various federal, state and non-U.S. laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in government healthcare programs, including, in the United States, Medicare, Medicaid, Veterans Administration health programs and TRICARE. In addition, violations of these laws in countries where the healthcare system includes public customers, can also involve violations of the U.S. Foreign Corrupt Practices Act of 1977. All such laws and regulations are complex and far-reaching in nature, and, as a result, there can be no assurance that we would not be required in the future to further alter one or more of our practices to be in compliance with these laws. Any violations of these laws or regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation, or administrative or judicial interpretation, which renders our practices noncompliant, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

Healthcare initiatives and other cost-containment pressures could cause us to sell our products at lower prices, resulting in less revenue to us. Government and private sector initiatives to manage healthcare costs, including price regulation and competitive pricing, are continuing in many countries and regions where we do business, including the United States and Europe. Federal and state programs that reimburse at typically predetermined fixed rates, interpretations of policy and governmental funding restrictions, and legislative proposals restricting payment increases to hospitals and other providers through reimbursement systems, may all decrease or otherwise limit amounts available through reimbursement. We are not able to predict whether new legislation or changes to existing legislation will take effect, whether other changes will be made in the rates prescribed by these governmental programs or, if they are made, what effect that they could have on our business. However, approved governmental rate changes could have a material adverse effect on our business, financial condition and results of operations.

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

The majority of our business is conducted outside the United States, subjecting us to additional business risks, including increased costs, market and currency fluctuations, business interruption and changing demands, all of which may result in fluctuations and declines in our sales and profits. Our products are sold in more than 100 countries. We have approximately 13,000 employees in more than 50 countries and more than half of our revenues in 2006 came from customers outside the United States. The results of operations and the financial position of our local operations are generally reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk. In 2006, our most significant currency exposures were to the euro and the Japanese yen. The exchange rates between these and other local currencies and the U.S. dollar may fluctuate substantially. In addition, we are exposed to transaction risk because some of our expenses are incurred in a different currency from the currency in which our revenues are received. Fluctuations in the value of the U.S. dollar against other currencies have had in the past, and may have in the future, an adverse effect on our operating margins and profitability. Economic, social and political conditions, laws, practices and local customs vary widely among the countries in which we sell our products. Our operations outside the United States are subject to a number of risks and potential costs, including lower product margins, less stringent protection of intellectual property and economic, political and social uncertainty in countries in which we operate, especially in emerging markets. Our continued success as a global company depends, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole.
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

Any of these factors could, individually or as a group, have a material adverse effect on our business, financial condition and results of operations.

An interruption of our manufacturing operations could have an impact on our business. Any prolonged disruption in the operation of our manufacturing facilities or those of our third party manufacturers, whether due to technical, labor or other difficulties, contamination, destruction of or damage to any facility or other reasons, could have an impact on our business. In 2006, the FDA completed a regulatory inspection of our Greenville, South Carolina facility and concluded that the facility was non-compliant in a number of areas. We have informed the FDA of our efforts to remedy many of the noted deficiencies, but if we are unable to address the FDA's concerns with the Greenville facility, or the concerns of any regulatory agency with any of our facilities, there could be a material adverse effect on our business, financial condition and results of operations.

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

If we fail to attract, hire and retain qualified personnel, we may not be able to design, develop, market or sell our products or successfully manage our business. Our ability to attract new customers, retain existing customers, and pursue our strategic objectives and maintain and improve our internal control over financial reporting depends on the continued services of our current management, sales, product development, and technical finance and accounting personnel and our ability to identify, attract, train and retain similar personnel. Competition for top management personnel generally, and within the health care industry specifically, is intense and we may not be able to recruit and retain the personnel we need. The loss of any one of our management personnel, or our inability to identify, attract, retain and integrate additional qualified management personnel, could make it difficult for us to manage our business successfully and pursue our strategic objectives.
Similarly, competition for skilled sales, product development and technical finance and accounting personnel is intense and we may not be able to recruit and retain the personnel we need. The loss of the services of any key sales, product development and technical finance and accounting personnel, or our inability to hire new personnel with the requisite skills, could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers or manage our business effectively.
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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage if any of our competitors has less debt;
•	limit our ability to borrow additional funds; and
•
make it more difficult for us to satisfy our obligations with respect to our debt, including our obligation to repay amounts borrowed under our credit facilities or repurchase outstanding public debentures under certain circumstances.

Our credit facilities contain representations, warranties and covenants which if breached could lead to an event of default and could, thereby, accelerate payment of our debt. In addition, our credit facilities contain financial and other restrictive covenants that could limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of some of our debt which could have a material adverse impact on our business, financial condition and results of operations.
We have obtained waivers under certain of our bank facilities and with respect to our public debt. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data under Note 11 — Debt of this Annual Report on Form 10-K. The bank waivers and public debt waivers have been extended until April 30, 2007. Delivery of this Annual Report on Form 10-K for fiscal year ending December 30, 2006 by April 30, 2007, satisfied our obligation to provide all 2006 periodic reports in connection with financial reporting obligations under our bank credit facilities and our public debt.

We are vulnerable to interest rate risk with respect to our debt. We are subject to interest rate risk in connection with the issuance of debt. In order to maintain our desired mix of fixed-rate and variable-rate debt, we may from time to time use interest rate swap agreements that exchange fixed-rate and variable-rate interest payment obligations over the lives of the arrangements, without exchange of the underlying principal amounts. We may not be successful in structuring such swap agreements to effectively manage our risks, which could have a material adverse effect on our business, financial condition and results of operations.

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

We incur substantial costs with respect to pension benefits and providing healthcare for our employees. Our estimates of liabilities and expenses for pensions and other post-retirement healthcare benefits require the use of assumptions. They include the rate used to discount the future estimated liability, the rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). Actual results may differ which may have a material adverse effect on our business, financial condition and results of operations. In addition, rising healthcare and retirement benefit costs in the United States may put us under significant cost pressure as compared to our competitors, if they can provide the benefits at lower costs.

Changes in accounting may affect our reported earnings and operating income. Generally accepted accounting principles and accompanying pronouncements, implementation guidelines and interpretations for many aspects of our business, such as revenue recognition, accounting for financial instruments, treatment of goodwill or amortizable intangible assets, and accounting for income taxes are highly complex and involve judgments. Changes in these rules or interpretation could significantly change our reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations.

Catastrophic events may disrupt our business. We have operations and facilities which sell and distribute our products in many parts of the world. Natural events (such as a hurricane or major earthquake), terrorist attack or other catastrophic events could cause delays in developing, manufacturing or selling our products. Such events that occur in major markets where we sell our products could reduce the demand for our products in those areas and, as a result, impact our sales into those markets. In either case, any such disruption could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions and joint ventures may have an adverse effect on our business. We expect to continue making acquisitions and/or entering into joint ventures as part of our long-term business strategy. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or write-offs of other intangible assets and goodwill, which could have a material adverse effect on our business, financial condition and results of operations. Risks we could face with respect to acquisitions include, among others:

•
difficulties in the integration of the operations, technologies, products and personnel of the acquired company and establishment of appropriate accounting controls and reporting procedures and other regulatory compliance procedures;

•	risks of entering markets in which we have no or limited prior experience;
•	potential loss of employees;
•	an inability to identify and consummate future acquisitions on favorable terms or at all;
•	diversion of management’s attention away from other business concerns;
•	expenses of any unknown or potential liabilities of the acquired company;
•	expenses, including restructuring expenses, to shut down our own locations and/or terminate our employees;
•	dilution of earnings per share; and
•	risks inherent in accounting allocations and consequences thereof.

We are continuing to upgrade certain of our management information systems and we cannot ensure that there will not be associated excessive costs or disruption of our business. We have implemented a global management information system at several of our locations and are in the process of implementing that system for most of our businesses worldwide. Many other companies have had significant problems with computer system implementations of this nature and scope. We are using a controlled project plan, and we believe we have assigned adequate staffing and other resources to the project to ensure its successful implementation. However, we cannot provide assurance that the design will meet our current and future business needs or that it will operate as designed. We are heavily dependent on such computer systems, and any failure or delay in the system implementation could have a material adverse impact on our business, financial condition and results of operations.

Spending to address the MoistureLoc recall, our investigations and consent solicitations and bank waiver matters could negatively affect our financial performance. Our announced May 2006 recall of MoistureLoc has resulted and could continue to result in lost revenues and expenses associated with accepting product returns and rebuilding the lens care and non-lens care brands, and has resulted in and may continue to result in market share loss in the lens care category and, potentially, the non-lens care categories. See MoistureLoc risk factors in subsection (d) Risks Related to Regulatory Matters. In addition, higher than normal spending in several areas associated with recent events has negatively impacted, and may in the future negatively impact, financial performance. These include, without limitation, (1) higher selling, administrative and general expenses which reflect recall and legal expenses associated with the MoistureLoc situation and pending product liability and shareholder lawsuits, increased marketing expense to support brand rebuilding activities, and professional fees associated with the independent investigations and expanded 2005 year-end audit procedures, and (2) higher net financing expenses, which include the consent and waiver fees associated with the consent solicitation and tender offer we completed on June 2, 2006; the consent solicitation completed on September 28, 2006; the consent solicitation completed on February 7, 2007; the several bank waivers obtained in November 2005 and February, May, August and December 2006, and January 2007; and the April 2007 amendments to our bank credit facilities related to our debt covenants.
Lens care is the most profitable of our five product categories, and a significant portion of our lens care sales have historically been generated in the United States. In addition, a significant portion of the increase in selling, administrative and general expenses and net financing expenses were incurred in the United States. As a result, (1) our U.S. operations were unprofitable in 2006 and are anticipated to be unprofitable in early future periods, and (2) no tax benefit will be recorded on U.S. operations.
Our 2006 cash flow from operating activities was $125 and was negatively impacted by the outflows associated with the MoistureLoc recall, as well as the cost of the investigations and brand rebuilding expenditures. Capital expenditures in 2006 were $108. We anticipate that 2007 operating cash flows will be between $250 and $270 and we expect to incur approximately $100 of capital expenditures.

We have made certain assumptions and could experience other risks concerning our financial performance. Our financial performance could be adversely impacted if any of our assumptions are incorrect or if we actually experience any of the risks concerning our financial performance that we have identified. Additional specific assumptions and risk factors that could or will affect full year 2007 performance include (1) as it relates to marketing and selling of our products, no significant changes in the competitive landscape; return of our ReNu MultiPlus and ReNu MPS contact lens care products to the Singapore and Hong Kong markets; success of brand rebuilding initiatives, with particular emphasis on Asia, given direct and collateral product line impacts of the MoistureLoc withdrawal in these markets; successful and timely introduction of new products, particularly in our cataract business and in the geographic expansion of contact lens products; lack of further negative price impact from changes in government pricing and reimbursement of our products, including with respect to pharmaceutical products in Europe; and (2) as it relates to expenses of the business, historical normal expense and spending rates, with moderate increases in actual expenses over prior years; no unusual expense items related to impairment or accelerated depreciation of tangible or intangible assets of the Company; no unusual additional severance or other restructuring expenses associated with changes in our business structure; no unusual additional expenses resulting from investigations or additional review procedures with respect to matters other than those presently outstanding; and no significant settlement of, or judgments adverse to us in contested matters.

(c) Risks Related to Litigation, Actions, Claims, Investigations, Internal Control Deficiencies, the Restatement of Our Financial Statements, the Delay in Filing Our Periodic Reports and Intellectual Property

Unfavorable results in pending and future claims and litigation matters as well as the outcome of pending or future investigations could have a material adverse effect on our business, financial condition and results of operations. We have been named as a party in various lawsuits and are aware of the filing of others. We have identified pending material litigation to which we are a party (or to which our current and certain former officers and directors are parties). See Item 3. Legal Proceedings for further discussion. In some cases, certain present and former officers and directors have also been named as parties in the actions. While we intend to vigorously defend ourselves in these actions, we could be required to pay judgments or settlements in connection with these matters and they could otherwise have a material adverse effect on our business, financial condition and results of operations.
In addition to pending litigation matters, we may from time to time learn of alleged non-compliance with laws or regulations or other improprieties through compliance hotlines, communications by employees, former employees or other third parties, as a result of our internal audit procedures, or otherwise.
As previously reported, the Audit Committee of the Board of Directors had commenced an investigation of the potential Foreign Corrupt Practices Act implications of the Company's Spanish subsidiary's providing free product, principally intraocular lenses used in cataract surgery, and other things of value to doctors performing surgical procedures in public facilities in Spain. This investigation was initiated following reports of potentially improper sales practices by a former employee and was voluntarily reported to the Northeast Regional Office of the SEC. The Audit Committee's investigation is now complete and found no evidence that the Company's senior management in Rochester or regional management in London authorized, directed, controlled or knowingly acquiesced in the subject sales practices engaged in by the Company's Spanish subsidiary. It also appears that, in certain instances, the Spanish subsidiary's provision of free product and other things of value to doctors and hospitals in Spain were not appropriately documented or accurately recorded in the subsidiary's books and records. We cannot predict the outcome or potential liability of the Company or its Spanish subsidiary in connection with these matters, which may also raise issues under local laws.
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

We may not have sufficient insurance to cover our liability in our pending litigation claims and future claims either due to coverage limits or as a result of insurance carriers seeking to deny coverage of such claims, which in either case could have a material adverse effect on our business, financial condition and results of operations. We maintain third party insurance coverage against various liability risks, including securities, shareholder derivative, ERISA, and product liability claims, as well as other claims that form the basis of litigation matters pending against us. We believe these insurance programs are an effective way to protect the Company's assets against liability risks. However, the potential liabilities associated with litigation matters pending against us, or that could arise in the future, could exceed the coverage provided by such programs. In addition, our insurance carriers have sought or may seek to rescind or deny coverage with respect to pending claims or lawsuits, completed investigations or pending or future investigations and other legal actions against us. If we do not have sufficient coverage under our policies, or if the insurance companies are successful in rescinding or denying coverage to us, it could have a material adverse effect on our business, financial condition and results of operations.

Our potential indemnification obligations and limitations of our director and officer liability insurance could have a material adverse effect on our business, financial condition and results of operations. Certain of our present and former directors, officers and employees are the subject of lawsuits. Under New York law and our bylaws, we may have an obligation to indemnify our current and former directors, officers and employees in relation to completed investigations or pending and/or future investigations and actions. Indemnification payments that we make could have a material adverse effect on our business, financial condition and results of operations to the extent insurance does not cover our costs. The insurance carriers that provide our directors’ and officers’ liability policies have sought or may seek to rescind or deny coverage with respect to those completed investigations or pending and future investigations and actions, or we may not have sufficient coverage under such policies. If the insurance companies are successful in rescinding or denying coverage to us and/or some of our current directors, officers and employees, or if we do not have sufficient coverage under our policies, it could have a material adverse effect on our business, financial condition and results of operations.

Our potential liability relating to a Notice of Final Partnership Administrative Adjustment from the Internal Revenue Service could have a material adverse effect on our business, financial condition and results of operations. On May 12, 2006, we received a Notice of Final Partnership Administrative Adjustment from the Internal Revenue Service relating to partnership tax periods ended June 4, 1999 and December 25, 1999, for Wilmington Partners L.P. (Wilmington), a partnership formed in 1993 in which the majority of partnership interests are held by certain of our subsidiaries. The Final Partnership Administrative Adjustment (FPAA) proposes adjustments increasing the ordinary income reported by Wilmington for its December 25, 1999 tax year by a total of $10, and increasing a long-term capital gain reported by Wilmington for that tax year by $190. The FPAA also proposes a $550 negative adjustment to Wilmington's basis in a financial asset contributed to it by one of its partners in 1993; this adjustment would also affect the basis of that partner — one of our subsidiaries — in its partnership interest in Wilmington. The asserted adjustments could, if sustained in full, increase the tax liabilities of the partnership's partners for the associated tax periods by more than $200, plus penalties and interest. We have not made any financial provision for the asserted additional taxes, penalties or interest as we believe the asserted adjustments are not probable and estimable.
Since 1999, our consolidated financial statements have included a deferred tax liability relating to the partnership. As of December 30, 2006, this deferred tax liability equaled $158. This deferred tax liability is currently reducing net deferred tax assets for which a valuation allowance exists as of December 30, 2006.
On August 7, 2006, we made a petition to the U.S. Tax Court to challenge the asserted adjustments. The Internal Revenue Service's answer was filed on October 4, 2006, and we initiated a motion to strike portions of the answer on November 1, 2006. We believe we have numerous substantive and procedural tax law arguments to dispute the adjustments. Tax, penalties and interest cannot be assessed until a Tax Court determination is made, and an assessment, if any, would likely not be made until some time after 2007. While we intend to vigorously defend against the asserted adjustments, our failure to succeed in such a defense could significantly increase the liability of the partnership's partners for taxes, plus interest and penalties, which in turn would have a material adverse effect on our business, financial condition and results of operations.

Management has identified material weaknesses in our internal control over financial reporting. Effective internal control over financial reporting is necessary for compliance with the Sarbanes-Oxley Act of 2002 and appropriate financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. As disclosed in this Annual Report on Form 10-K, management’s assessment of our internal control over financial reporting identified material weaknesses in various areas as discussed in Item 9A. Controls and Procedures. Certain material weaknesses were remediated in 2006 (see Item 9A. Controls and Procedures of this Annual Report on Form 10-K) and we are working to remediate the others as soon as practicable. Delay in the implementation of remedial actions could affect the accuracy or timing of future filings with the SEC and other regulatory authorities.

We may face risks related to the recent restatement of certain of our financial statements. The Company restated its consolidated balance sheet, its consolidated statements of income, of changes in shareholders' equity and of cash flows as of December 25, 2004 and for fiscal years 2003 and 2004. In addition, the Company restated selected financial data as of 2003, 2002 and 2001 and for fiscal years 2002 and 2001. The Company also restated financial results for the first and second quarterly periods of 2005 and the quarterly periods of 2004.
Companies that restate their financial statements sometimes face litigation claims, some of which we have already been made aware, and/or SEC proceedings following such a restatement. We could face monetary judgments, penalties or other sanctions which could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline. See further discussion in Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Legal Matters and in Item 8. Financial Statements and Supplementary Data under Note 19 — Other Matters of this Annual Report on Form 10-K.

We expect to continue to incur significant expenses related to our internal control over financial reporting and the preparation of our financial statements. We have devoted substantial internal and external resources to the completion of the restatement and our financial statements for the year ended December 31, 2005. As a result of these efforts, along with efforts to complete our assessment of internal control over financial reporting as of December 30, 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have incurred and expect that we will continue to incur significant fees and expenses for additional auditor services, financial and other consulting services, legal services and debt related waiver fees. While we do not expect fees and expenses relating to the preparation of our financial results in 2007 and future years to be as high as 2005 and 2006, we expect that these fees and expenses will remain significantly higher than historical fees and expenses in this category for the next several quarters. These expenses, as well as the substantial time devoted by our management towards addressing these weaknesses, could have a material adverse effect on our business, financial condition and results of operations.

We have postponed the filing of this Annual Report and of our Quarterly Reports on Form 10-Q for the quarters ended September 24, 2005, April 1, 2006, July 1, 2006 and September 30, 2006. As a result, we will be limited in our ability to register our securities for offer and sale until we are deemed a current filer with the SEC. Until current periodic reports and financial statements are filed, we could be limited from using certain forms of registering our securities with the SEC for offer and sale. This may preclude us from raising debt or equity financing in the public markets and will limit our ability to use stock options and other equity-based awards to attract, retain and provide incentives to our employees.

As a result of the delays in filing our periodic reports, we required certain waivers in connection with the delivery of financial statements and related matters under financing arrangements for our public and bank debt. We may require additional waivers in the future, and failure to obtain the necessary waivers could have a material adverse effect on our business, financial condition and results of operations. We have previously obtained certain waivers and may continue to seek additional waivers under our indenture or bank loan agreements. The waivers waive certain potential breaches of representations and covenants under our indenture or bank loan agreements and establish the extended deadlines for the delivery of certain financial reports. Our current waivers under our indenture and the bank loan agreements expire on April 30, 2007. Delivery of this Annual Report on Form 10-K by April 30, 2007 satisfied our obligation to provide all 2006 periodic reports in connection with financial reporting obligations under our bank credit facilities and public debt. However, it is also uncertain as to whether we can issue our 2007 quarterly financial statements within the deadlines prescribed by the indenture and bank loan agreements. In April 2007, we also amended the financial covenants under our U.S. credit agreement and Dutch term loan agreement.
Under our indenture and certain of our bank loan agreements, the trustee or lenders have the right to notify us if they believe we have breached a representation or covenant under the operative debt instruments and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure such events of default or obtain necessary waivers. If we do not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. Moreover, defaults under our indenture and bank loan agreements could trigger cross-default provisions under those and other arrangements. There can be no assurance that any additional waivers will be received on a timely basis, if at all, or that any waivers obtained, including the waivers we have already obtained, will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business operations. The failure to obtain such waivers could have a material adverse effect on our business, financial condition and results of operations.

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
•
redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time consuming if it is possible to do so.

We may license technology from third parties as part of our efforts to develop new products or improve existing products. There can be no assurance that technology, compounds, concepts or other materials that we license will allow us to develop new products or make improvements to existing products, or will result in products available for commercial sale. The failure of licensing arrangements to create new products or make improvements could have a material adverse effect on our business, financial condition and results of operations.

Our products could be subject to claims of infringement. Our competitors and others in both the United States and non-U.S. countries, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our existing and planned products. Claims that our products infringe the proprietary rights of others often are not asserted until after commencement of commercial sales incorporating our technology.
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

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or our contract manufacturers in connection with the use of our technology, in particular if we are unable to manufacture or sell any of our planned products in any major market, could have a material adverse effect on our business, financial condition and results of operations.

(d) Risks Related to Regulatory Matters

We are subject to extensive government regulation that increases our costs and could prevent us from selling our products. The research, development, testing, manufacturing and marketing of our products are subject to extensive government regulations. Government regulations include inspection of and controls over testing and manufacturing; safety and environmental controls; efficacy; labeling; advertising and promotion; requirements for record keeping, including for various electronic records and electronic signature programs; and regulation of the sale and distribution of pharmaceutical and medical device products and samples. We are also subject to government regulation with respect to the prices we charge and the rebates we offer to customers. Government regulation substantially increases the cost of developing, manufacturing and selling our products.
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
The FDA and other regulatory agencies also inspect facilities at which we manufacture our products. Failure to meet FDA and other regulations could result in penalties being assessed against us or, in extreme cases, result in the closure of a facility. For example, in 2006, the FDA cited our Greenville, South Carolina facility, where we manufacture lens care products, for a number of non-compliant issues. While we have mechanisms in place to monitor compliance, we cannot ensure that the FDA or other regulatory agencies will not find indications of non-compliance. Fines or other enforcement responses could have a material adverse effect on our business, operations or financial condition.
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

Any such failure or delay, or the impact of a failure or delay, could have a material adverse effect on our business, financial condition and results of operations.

We have undertaken, and may in the future conduct, a product recall or voluntary market withdrawal, or could be required by a governmental authority to do so, and could be exposed to significant product liability claims; we may have to pay significant amounts to those harmed and may suffer from adverse publicity as a result. The manufacturing and marketing of pharmaceuticals, medical devices and surgical equipment and instruments involve an inherent risk that our products may prove to be defective and cause a health risk. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. In the past, we have recalled products, such as MoistureLoc, voluntarily and we have been required to withdraw products by regulatory authorities and, based on this experience, believe that the occurrence of a recall could result in significant costs to us, potential disruptions in the supply of our products to our customers and adverse publicity, all of which could harm our ability to market our products. A recall of one of our products or a product manufactured by another manufacturer could impair sales of other similar products we market as a result of confusion concerning the scope of the recall. In the event of such actions, we have worked actively with regulatory authorities to coordinate our response and to ensure the health and safety of consumers. We currently rely on a combination of self-insurance and third-party insurance to cover potential product liability exposure. The combination of our insurance coverage, cash flows and reserves may not be adequate to satisfy product liabilities we may incur in the future. Even meritless claims could subject us to adverse publicity, hinder us from securing insurance coverage in the future and require us to incur significant legal fees. Successful product liability claims could have a material adverse effect on our business, financial condition and results of operations.

Our worldwide voluntary withdrawal of MoistureLoc has had an adverse effect on our business, which could continue longer than previously estimated, even permanently. On May 15, 2006, we announced a worldwide voluntary recall of MoistureLoc. Our decision was made following an investigation into an increase in fungal infections among contact lens wearers in the United States and certain Asian markets. We have incurred and expect to incur substantial costs in connection with the withdrawal of this product, associated investigations, and commercial actions and related legal actions brought against us. Our financial condition has been and will be negatively affected by the impact of sales returns and coupon redemptions estimated with the MoistureLoc recall. Lost MoistureLoc revenues combined with lower revenues for other lens care products, reflecting market share losses caused by trade consumer uncertainty resulting from our investigations into the outbreak of fungal infections among contact lens wearers and subsequent market withdrawal of MoistureLoc, has had and will continue to have an impact on our financial condition. There has been, to date, and could continue to be a negative effect on our non-lens care product categories, primarily in Asia, as a result of the MoistureLoc recall. There can be no assurances that these impacts will not continue in the future. While we intend to vigorously defend ourselves in these actions, as a result of this withdrawal, we have been, and may be in the future, named as a party to claims, lawsuits and other actions that could result in liability exposure, including liability exposure as to which the Company's third party product liability insurance is inadequate, insufficient or unavailable, as highlighted in further detail elsewhere in this report, including in this Item 1A. Risk Factors of this report. Any judgments, settlements or awards of damages could have a material adverse effect on our business, financial condition and results of operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8. Financial Statements and Supplementary Data under Note 19 — Other Matters of this Annual Report on Form 10-K.

Our activities involve hazardous materials and emissions and may subject us to environmental liability. Our manufacturing, research and development practices involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations in the various jurisdictions in which we operate that govern the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety and environmental procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We may also be liable for actions of previous owners on properties we acquire. Remedial environmental actions could require us to incur substantial unexpected costs which could have a material adverse effect on our business, financial condition and results of operations. If we were involved in a major environmental accident or found to be in substantial non-compliance with applicable environmental laws, we could be held liable for damages or penalized with fines.

We may incur increased costs or suffer competitive disadvantage as a result of changes in laws and regulations. Changes in the laws and regulations affecting public companies, including provisions of the Sarbanes-Oxley Act of 2002 and rules implemented or proposed by the SEC and by the NYSE, have resulted in and are expected to continue to result in increased costs to us as a public company. Proposed or implemented rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, their impact could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own and lease a number of important principal physical properties. Our headquarters and one of our manufacturing facilities are located in Rochester, New York. We also have U.S.-based manufacturing facilities in Clearwater, Florida; Greenville, South Carolina; St. Louis, Missouri; and Tampa, Florida. Outside the United States, our principal manufacturing facilities are in Brazil, China, France, Germany, India, Ireland, Italy and Scotland.
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

Item 3. Legal Proceedings

Legal Matters The Company is involved as a party in a number of material matters in litigation, including general litigation related to the restatement of the Company's financial information and the MoistureLoc withdrawal, material intellectual property litigation, and material tax litigation. The Company intends to vigorously defend itself in all of these matters. At this time, the Company is unable to predict the outcome of, and cannot reasonably estimate the impact of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations, and matters concerning other allegations of other improprieties. The Company has not made any financial provision for potential liability in connection with these matters, except as described below under Product Liability Lawsuits.

Shareholder Securities Class Actions There is a consolidated securities class action, entitled In re Bausch & Lomb Incorporated Securities Litigation, Case Nos. 06-cv-6294 (master file), 06-cv-6295, 06-cv-6296, and 06-cv-6300, pending in Federal District Court for the Western District of New York, Rochester Division, against the Company and certain present and former officers and directors. Initially, four separate shareholder actions were filed between March and May of 2006 in Federal District Court for the Southern District of New York, and these were later transferred to the Western District of New York and consolidated into the above-captioned matter. Plaintiffs in these actions purport to represent a putative class of shareholders who purchased Company stock at allegedly artificially inflated levels between January 27, 2005 and May 3, 2006. Among other things, plaintiffs allege that the defendants issued materially false and misleading public statements regarding the Company's financial condition and operations by failing to disclose negative information relating to the Company's Brazilian and Korean subsidiaries, internal controls, and problems with MoistureLoc, thereby inflating the price of Company stock during the alleged class period. Plaintiffs seek unspecified damages. The cases are currently awaiting appointment of lead plaintiff and lead plaintiff's counsel in accordance with the Private Securities Litigation Reform Act. Pursuant to a stipulated schedule ordered by the Court, the lead plaintiff appointed by the Court must file a consolidated amended complaint 45 days after entry of the Court's order appointing the lead plaintiff.

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

There are also two purported derivative actions asserting allegations relating to the MoistureLoc withdrawal. The first case, entitled Little v. Zarrella, Case No. 06-cv-6337, was filed in June 2006 in the Federal District Court for the Southern District of New York and was transferred to the Western District of New York, Rochester Division, where it is currently pending against certain directors of the Company, and also naming the Company as nominal defendant. The second case, entitled Pinchuck v. Zarrella, Case No. 06-6377, was filed in June 2006 in the Supreme Court of the State of New York, County of Monroe, against the directors of the Company, and also naming the Company as nominal defendant. Among other things, plaintiffs in these actions allege that the individual defendants breached their fiduciary duties to the Company in connection with the Company's handling of the MoistureLoc withdrawal. Plaintiffs purport to allege damage to the Company as a result of, among other things, costs of litigating product liability and personal injury lawsuits, costs of the product recall, costs of carrying out internal investigations, and the loss of goodwill and reputation. Plaintiffs seek unspecified damages as well as certain declaratory and injunctive relief.
Pursuant to a stipulated schedule ordered by the Court, plaintiff in the state court Pinchuck action served an amended complaint on September 15, 2006 and defendants served a motion to dismiss the amended complaint on November 15, 2006. On March 30, 2007, the Court granted the Company's motion to dismiss the Pinchuck action. The time period to appeal the decision has not expired. Pursuant to a stipulated schedule ordered by the Court in the federal Little action, plaintiff in that case will have until 60 days after a ruling on a motion to dismiss in the consolidated securities action is entered or, if no such motion is filed, 60 days after defendants' answer to a consolidated amended complaint in the consolidated securities action is filed, to file an amended complaint.

Product Liability Lawsuits As of April 19, 2007, the Company has been served or is aware that it has been named as a defendant in approximately 344 product liability lawsuits pending in various federal and state courts as well as certain other non-U.S. jurisdictions. Of the 344 cases, 161 actions have been filed in U.S. federal courts, 180 cases have been filed in various U.S. state courts and three actions have been filed in non-U.S. jurisdictions. These also include 318 individual actions filed on behalf of individuals who claim they suffered personal injury as a result of using a ReNu solution and 26 putative class actions alleging personal injury as a result of using a ReNu solution and/or violations of one or more state consumer protection statutes. In the personal injury actions, plaintiffs allege liability based on, among other things, negligence, strict product liability, failure to warn and breach of warranty. In the consumer protection actions, plaintiffs seek economic damages, claiming that they were misled to purchase products that were not as safe as advertised. Several lawsuits contain a combination of these allegations. On August 14, 2006, the Judicial Panel on Multidistrict Litigation (JPML) created a coordinated proceeding and transferred an initial set of MoistureLoc product liability lawsuits to the U.S. District Court for the District of South Carolina. The Company has advised the JPML of all federal cases available for transfer and has urged the issuance of conditional transfer orders. As of April 19, 2007, 128 of the 161 federal cases noted above have been transferred to the JPML.
These cases and claims involve complex legal and factual questions relating to causation, scientific evidence, actual damages and other matters. Litigation of this type is also inherently unpredictable, particularly given that these matters are at an early stage, there are many claimants and many of the claimants seek unspecified damages. Accordingly, it is not possible at this time to predict the outcome of these matters or reasonably estimate a range of possible loss. At this time, we have not recorded any provisions for potential liability in these matters, except that we have made provisions in connection with a small number of claims. While we intend to vigorously defend these matters, we could in future periods incur judgments or enter into settlements that individually or in the aggregate could have a material adverse effect on our results of operations and financial condition in any such period.

Material Intellectual Property Litigation In October 2005, Rembrandt Vision Technologies, L.P. filed a patent infringement lawsuit against the Company and CIBA Vision Corporation. The action is entitled, Rembrandt Vision Technologies, L.P. v. Bausch & Lomb Incorporated and CIBA Vision Corporation, bearing case number 2:05 CV 491, and is pending in the U.S. District Court for the Eastern District of Texas (Marshall Division). Rembrandt asserts that the Company and CIBA have infringed certain of Rembrandt’s oxygen permeability and tear-wettability technology that it claims to be protected by a U.S. Patent No. 5,712,327 entitled “Soft Gas Permeable Lens Having Improved Clinical Performance” (the 327 Patent). Rembrandt claims that the Company infringes the 327 Patent by selling soft gas permeable contact lenses that have tear-wettable surfaces in the United States, which would include the Company’s PureVision silicone hydrogel lens products. The Company denies, and intends to vigorously defend itself against, Rembrandt’s claims. The court has issued a scheduling order and has set a trial date of November 5, 2007.

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
Since 1999, the Company's consolidated financial statements have included a deferred tax liability relating to the partnership. As of December 30, 2006, this deferred tax liability equaled $158. This deferred tax liability is currently reducing net deferred tax assets for which a valuation allowance exists as of December 30, 2006.
On August 7, 2006, we made a petition to the U.S. Tax Court to challenge the asserted adjustments. The Internal Revenue Service's answer was filed on October 4, 2006, and we initiated a motion to strike portions of the answer on November 1, 2006. We believe we have numerous substantive and procedural tax law arguments to dispute the adjustments. Tax, penalties and interest cannot be assessed until a Tax Court determination is made, and an assessment, if any, would likely not be made until some time after 2007. While we intend to vigorously defend against the asserted adjustments, our failure to succeed in such a defense could significantly increase the liability of the partnership's partners for taxes, plus interest and penalties, which in turn would have a material adverse effect on our financial results and cash flows.

General Litigation Statement From time to time, the Company is engaged in, or is the subject of, various lawsuits, claims, investigations and proceedings, including product liability, patent, trademark, commercial and other matters, in the ordinary course of business.
In addition to pending litigation matters, the Company may from time to time learn of alleged non-compliance with laws or regulations or other improprieties through compliance hotlines, communications by employees, former employees or other third parties, as a result of its internal audit procedures, or otherwise. In response to such allegations, the Company's Audit Committee conducted certain investigations during 2005 and 2006, which led, among other things, to the restatement of previously reported financial information and the recording of current charges. The restatement, in turn, resulted in the Company's being unable to file timely certain periodic financial information and the Company's obtaining certain waivers from creditors, as well as an extension from the NYSE to permit continued trading notwithstanding the delay in filing this Annual Report and the Company's 2005 Annual Report on Form 10-K.
As previously reported, the Audit Committee of the Board of Directors had commenced an investigation of the potential Foreign Corrupt Practices Act implications of the Company's Spanish subsidiary's providing free product, principally intraocular lenses used in cataract surgery, and other things of value to doctors performing surgical procedures in public facilities in Spain. This investigation was initiated following reports of potentially improper sales practices by a former employee and was voluntarily reported to the Northeast Regional Office of the SEC. The Audit Committee's investigation is now complete and found no evidence that the Company's senior management in Rochester or regional management in London authorized, directed, controlled or knowingly acquiesced in the subject sales practices engaged in by the Company's Spanish subsidiary. It also appears that, in certain instances, the Spanish subsidiary's provision of free product and other things of value to doctors and hospitals in Spain were not appropriately documented or accurately recorded in the subsidiary's books and records. We cannot predict the outcome or potential liability of the Company or its Spanish subsidiary in connection with these matters, which may also raise issues under local laws.
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
The table entitled Quarterly Stock Prices as set forth in Item 8. Financial Statements and Supplementary Data under Note 20 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of this Annual Report on Form 10-K is incorporated herein by reference.

Equity Compensation Plan Information The following table represents options and restricted shares outstanding under the 1990, 2001 and 2003 Stock Incentive Plans and the Annual Retainer Stock Plan for Non-Employee Directors as of December 30, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Options
Equity compensation plans approved by shareholders	5,217,314 [1]	$50.70	6,419,933 [1]

Equity compensation plans not approved by shareholders	436,566 [2]	$40.28	- [2]

Total Options	5,653,880	$49.90	6,419,933

Restricted Stock Awards
Equity compensation plans approved by shareholders	567,278 [3]		-

Equity compensation plans not approved by shareholders	- [2]		-

Total Restricted Stock Awards	567,278		-

[1]
Represents awards issued under the 1990 Stock Incentive Plan and the 2003 Long-Term Incentive Plan. Shares remaining available for issuance consist of 6,350,232 from the 2003 Plan of which no more than 1,572,164 shares may be issued as grants other than options and SARs and 69,701 shares are available under the Annual Retainer Stock Plan for Non-Employee Directors. There are no shares available under the 1990 Stock Incentive Plan.

[2]
The 2001 Stock Incentive Plan was approved by the Board of Directors on January 22, 2001. The Plan provided for an annual pool of shares for grant of options and restricted shares equal to two percent of outstanding shares. Eligible participants include all employees but not officers or directors. Options granted under the Plan have an option price equal to 100 percent of the fair market value of the stock on the date of grant and a term of ten years. The options typically vest ratably over three years and restricted shares typically vest 50 percent after two years and 50 percent after three years with vesting contingent upon a continued employment relationship with the Company. Effective January 1, 2003, the Board amended this Plan to allow for no further awards under this Plan.

[3]
Included in this number are performance share awards that were granted under the 1990 Stock Incentive Plan which upon achievement of performance goals may be distributed immediately or deferred under the Restricted Stock Deferred Compensation Plan as elected by the participant. At December 30, 2006, 318,442 shares had been deferred and will be paid out in shares based on the election made by the participant.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs [2,3]	Maximum Number of Shares that May Yet Be Purchased Under the Programs [2,3]
October 1, 2006 - October 28, 2006	2,043	$52.93	1,732	2,186,448
October 29, 2006 - November 25, 2006	8,260	$52.04	370	2,186,078
November 26, 2006 - December 30, 2006	773	$53.44	773	2,185,305
Total	11,076	$52.31	2,875	2,185,305

[1]
Shares purchased during the fourth quarter ended December 30, 2006 include purchases pursuant to a publicly announced repurchase program (see footnote 2 below), stock compensation plans and deferred compensation plans.

[2]
On January 27, 2004, the Board of Directors authorized a program to repurchase up to two million shares of the Company's outstanding Common stock. There is no expiration date for this program. During the fourth quarter ended December 30, 2006, 2,875 shares were repurchased at an average price of $53.01. Shares repurchased after November 2005 were primarily through private transactions with the rabbi trust for the Company's Deferred Compensation Plan.

[3]
On July 26, 2005, the Board of Directors approved the purchase of up to an additional two million shares of the Company's outstanding Common stock. There is no expiration date for this program, and since its approval no shares have been repurchased.

Comparison of Five-Year Cumulative Total Shareholder Return 1— December 2001 through December 2006

Date	Bausch & Lomb Incorporated	S&P Healthcare Index	S&P 500	S&P Healthcare Equipment Index

December 2001	$100.00	$100.00	$100.00	$100.00
December 2002	97.25	81.22	77.95	87.34
December 2003	142.01	93.42	100.27	115.32
December 2004	177.82	94.98	111.15	129.84
December 2005	188.60	101.11	116.60	129.92
December 2006	146.02	108.70	134.97	135.27

Item 6. Selected Financial Data

The table entitled Selected Financial Data as set forth in Item 8. Financial Statements and Supplementary Data under Note 20 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of this Annual Report on Form 10-K is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the accompanying financial statements of Bausch & Lomb Incorporated (“Bausch & Lomb,” “we,” or “the Company”). All dollar amounts in this MD&A, except for per share data, are expressed in millions unless specified otherwise, and earnings per share are presented on a diluted basis.
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
As more fully described in the Recent Developments section and in Item 8. Financial Statements and Supplementary Data under Note 21 — Market Withdrawal of MoistureLoc Lens Care Solution of this Annual Report on Form 10-K, following the close of fiscal year 2005, but prior to the filing of this Annual Report on Form 10-K and the 2005 Annual Report on Form 10-K, we instituted a worldwide recall of ReNu with MoistureLoc contact lens care solution (MoistureLoc). Charges associated with this recall were recorded in both 2005 and 2006. In the discussion of operating performance which follows, we have quantified the charges, and in some cases have provided certain information about growth rates and operating ratios prior to the recording of the charges. We believe this additional disclosure is useful and relevant because it provides a basis for understanding underlying business performance independent of this unusual situation.
Additionally, during the third quarter of 2005 we sold our Woehlk contact lens business in Germany, and in the fourth quarter of 2005 we completed the acquisition of Freda, a Chinese ophthalmic pharmaceutical company. These events impacted the reported growth rates for our regions and product categories. In certain instances in the discussion of operating performance which follows, we have disclosed growth rates for the total company, Europe and Asia regions, as well as the contact lens and pharmaceuticals product categories, which are calculated by removing incremental revenues associated with Freda from both 2006 and 2005 and revenues associated with Woehlk from both 2005 and 2004. We believe this additional disclosure is useful and relevant because it provides a basis for understanding and assessing underlying performance of those portions of our business which were fully in place for all periods.

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
We manage the business through five business segments. These include three regional commercial segments (the Americas; Europe, Middle East and Africa [Europe]; and Asia); and two centralized functions (Global Operations & Engineering and Research & Development). The Global Operations & Engineering segment is responsible for manufacturing, distribution, logistics and engineering activities for all product categories in all geographies. The Research & Development segment is responsible for activities associated with research, preclinical development, new product development, project management, clinical affairs, medical affairs, regulatory affairs and product quality assurance and control.

Because our products are sold worldwide (with approximately 60 percent of sales derived outside the United States), our reported financial results are impacted by fluctuations in foreign currency exchange rates. At the net sales level, our greatest translation risk exposures are principally to the euro and the Japanese yen. At the earnings level, we are somewhat naturally hedged to the euro because top-line exposures are offset by euro-denominated expenses resulting from manufacturing, research and sales activities in Europe. In general, we do not use financial instruments to hedge translation risk, other than occasionally for the yen. In each of the three years discussed in this MD&A, foreign currency fluctuations had a minor positive impact on our reported results as compared to constant-currency results.
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
We devote substantial resources to research and development (R&D). We currently hold approximately 2,200 patents and have approximately 1,900 pending patent applications. The R&D process is expensive, prolonged and entails considerable uncertainty. Because of the complexities and uncertainties associated with ophthalmic R&D, products currently in development may take years to complete, or may not complete the development process or obtain the regulatory approvals required to market them.
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

Recent Developments

Market Withdrawal of MoistureLoc On May 15, 2006, we announced a worldwide voluntary recall of MoistureLoc. Our decision was made following an investigation into increased fungal infections among contact lens wearers in the United States and certain Asian markets. In accordance with GAAP, we recorded certain items associated with this subsequent event in our 2005 financial results. The adjustments were recorded as third-quarter events, because that was the earliest reporting period for which we had not filed quarterly financial results on a Quarterly Report on Form 10-Q. Additional charges were recorded in the first quarter of 2006, primarily in Europe.
The charges associated with the withdrawal reduced full-year 2006 earnings before income taxes by $27, net income by $20, and earnings per share by $0.35. Of the pre-tax amount, $19 related to estimated customer returns and consumer rebates and was recorded as a reduction to net sales; $5 related to costs associated with returned product and the disposal and write-off of inventory, which was recorded as cost of products sold; and $3 related to costs associated with the notification to customers and consumers required in market withdrawal instances, which were recorded as selling, administrative and general expense.
The charges associated with the withdrawal reduced full-year 2005 earnings before income taxes by $39, net income by $37, and earnings per share by $0.67. Of the pre-tax amount, $17 related to estimated customer returns and consumer rebates and was recorded as a reduction to net sales; $14 related to costs associated with returned product and the disposal and write-off of inventory, which was recorded as cost of products sold; and $8 related to costs associated with the notification to customers and consumers required in market withdrawal instances, which were recorded as selling, administrative and general expense. Charges also included $2 for settled, unlitigated claims; however, we have not recorded any provisions for potential legal actions related to MoistureLoc because we are not able to predict the outcome of such actions, (see further discussion in Item 3. Legal Proceedings, and in Item 8. Financial Statements and Supplementary Data under Note 19 — Other Matters of this Annual Report on Form 10-K and the discussion in Legal Matters below).
The decision to withdraw the product negatively impacted 2006 financial performance, as further discussed below, and likely will impact performance in 2007. In addition to the charges described above, performance was hampered by the impact of lost MoistureLoc revenues; lower revenues for other lens care products, reflecting market share losses caused by trade and consumer uncertainty; negative collateral effect on our contact lens and pharmaceuticals categories, primarily in Asia; and higher expenses associated with the recall, legal expenses associated with product liability lawsuits, and increased promotional expense to regain distribution and brand equity in the lens care category. For an additional discussion on the market withdrawal of MoistureLoc, see Item 8. Financial Statements and Supplementary Data under Note 21 — Market Withdrawal of MoistureLoc Lens Care Solution of this Annual Report on Form 10-K.

Brazilian Tax Assessment During March 2007, we received formal notification of amnesty by the state government of Sao Paolo as it relates to a Brazilian tax assessment recorded in periods prior to 2006. The reversal of penalties and interest of $19 and $3, respectively, will be reflected in our first quarter 2007 results.

Legal Matters The Company is involved as a party in a number of material matters in litigation, including general litigation related to the restatement of the Company's financial information and the MoistureLoc withdrawal, material intellectual property litigation, and material tax litigation. The Company intends to vigorously defend itself in all of these matters. At this time, the Company is unable to predict the outcome of, and cannot reasonably estimate the impacts of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations, and matters concerning other allegations of other improprieties. The Company has not made any financial provision for potential liability in connection with these matters, except as described below under Product Liability Lawsuits.

Shareholder Securities Class Actions There is a consolidated securities class action, entitled In re Bausch & Lomb Incorporated Securities Litigation, Case Nos. 06-cv-6294 (master file), 06-cv-6295, 06-cv-6296, and 06-cv-6300, pending in Federal District Court for the Western District of New York, Rochester Division, against the Company and certain present and former officers and directors. Initially, four separate shareholder actions were filed between March and May of 2006 in Federal District Court for the Southern District of New York, and these were later transferred to the Western District of New York and consolidated into the above-captioned matter. Plaintiffs in these actions purport to represent a putative class of shareholders who purchased Company stock at allegedly artificially inflated levels between January 27, 2005 and May 3, 2006. Among other things, plaintiffs allege that defendants issued materially false and misleading public statements regarding the Company's financial condition and operations by failing to disclose negative information relating to the Company's Brazilian and Korean subsidiaries, internal controls, and problems with MoistureLoc, thereby inflating the price of Company stock during the class period. Plaintiffs seek unspecified damages. The cases are currently awaiting appointment of lead plaintiff and lead plaintiff's counsel in accordance with the Private Securities Litigation Reform Act. Pursuant to a stipulated schedule ordered by the Court, the lead plaintiff appointed by the Court must file a consolidated amended complaint 45 days after entry of the Court's order appointing the lead plaintiff.

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
There are also two purported derivative actions asserting allegations relating to the MoistureLoc withdrawal. The first case, entitled Little v. Zarrella, Case No. 06-cv-6337, was filed in June 2006 in the Federal District Court for the Southern District of New York and was transferred to the Western District of New York, Rochester Division, where it is currently pending against certain directors of the Company, and also naming the Company as nominal defendant. The second case, entitled Pinchuck v. Zarrella, Case No. 06-6377, was filed in June 2006 in the Supreme Court of the State of New York, County of Monroe, against the directors of the Company, and also naming the Company as nominal defendant. Among other things, plaintiffs in these actions allege that the individual defendants breached their fiduciary duties to the Company in connection with the Company's handling of the MoistureLoc withdrawal. Plaintiffs purport to allege damage to the Company as a result of, among other things, costs of litigating product liability and personal injury lawsuits, costs of the product recall, costs of carrying out internal investigations, and the loss of goodwill and reputation. Plaintiffs seek unspecified damages as well as certain declaratory and injunctive relief.
Pursuant to a stipulated schedule ordered by the Court, plaintiff in the state court Pinchuck action served an amended complaint on September 15, 2006 and defendants served a motion to dismiss the amended complaint on November 15, 2006. On March 30, 2007, the Court granted the Company's motion to dismiss the Pinchuck action. The time period to appeal the decision has not expired. Pursuant to a stipulated schedule ordered by the Court in the federal Little action, plaintiff in that case will have until 60 days after a ruling on a motion to dismiss in the consolidated securities action is entered or, if no such motion is filed, 60 days after defendants' answer to a consolidated amended complaint in the consolidated securities action is filed, to file an amended complaint.

Product Liability Lawsuits As of April 19, 2007, the Company has been served or is aware that it has been named as a defendant in approximately 344 product liability lawsuits pending in various federal and state courts as well as certain other non-U.S. jurisdictions. Of the 344 cases, 161 actions have been filed in U.S. federal courts, 180 cases have been filed in various U.S. state courts and three actions have been filed in non-U.S. jurisdictions. These also include 318 individual actions filed on behalf of individuals who claim they suffered personal injury as a result of using a ReNu solution and 26 putative class actions alleging personal injury as a result of using a ReNu solution and/or violations of one or more state consumer protection statutes. In the personal injury actions, plaintiffs allege liability based on, among other things, negligence, strict product liability, failure to warn and breach of warranty. In the consumer protection actions, plaintiffs seek economic damages, claiming that they were misled to purchase products that were not as safe as advertised. Several lawsuits contain a combination of these allegations. On August 14, 2006, the Judicial Panel on Multidistrict Litigation (JPML) created a coordinated proceeding and transferred an initial set of MoistureLoc product liability lawsuits to the U.S. District Court for the District of South Carolina. The Company has advised the JPML of all federal cases available for transfer and has urged the issuance of conditional transfer orders. As of April 19, 2007, 128 of the 161 federal cases noted above have been transferred to the JPML.
These cases and claims involve complex legal and factual questions relating to causation, scientific evidence, actual damages and other matters. Litigation of this type is also inherently unpredictable, particularly given that these matters are at an early stage, there are many claimants and many of the claimants seek unspecified damages. Accordingly, it is not possible at this time to predict the outcome of these matters or reasonably estimate a range of possible loss. At this time, we have not recorded any provisions for potential liability in these matters, except that we have made provisions in connection with a small number of claims. While we intend to vigorously defend these matters, we could in future periods incur judgments or enter into settlements that individually or in the aggregate could have a material adverse effect on our results of operations and financial condition in any such period.

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
Since 1999, the Company's consolidated financial statements have included a deferred tax liability relating to the partnership. As of December 30, 2006, this deferred tax liability equaled $158. This deferred tax liability is currently reducing net deferred tax assets for which a valuation allowance exists as of December 30, 2006.
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

For additional information on these actions, as well as other litigation matters, matters concerning allegations and/or investigations of non-compliance with laws or regulations, and other matters concerning allegations of improprieties, please refer to Item 3. Legal Proceedings and in Item 8. Financial Statements and Supplementary Data under Note 19 — Other Matters of this Annual Report on Form 10-K.

Financial Overview

Reported net income was $15 or $0.27 per share for the year ended December 30, 2006, compared to 2005 net income of $19 or $0.35 per share and 2004 net income of $154 or $2.83 per share.
Our reported results for 2005 reflect the impact of several significant events, which in the aggregate reduced reported net income by $160 or $2.87 per share. There were no significant events impacting 2006 or 2004 reported results. The 2005 significant events included:

•
A valuation allowance against deferred income tax assets which reduced reported net income by $149, or $2.67 per share, recorded in the third quarter. The need for the allowance resulted from anticipated losses in early future periods attributed to the U.S. entities to which the deferred tax assets relate and uncertainties surrounding when we will return to U.S. profitability. The expected losses resulted from, among other things, the costs associated with the MoistureLoc recall and its impact on 2006 financial results;

•	Incremental income tax expense of $9, or $0.17 per share, recorded in the third quarter associated with our repatriating foreign earnings under the American Jobs Creation Act of 2004 (AJCA); and
•	Amortization of inventory step-up totaling $2 before taxes ($1 or $0.03 per share after taxes) related to purchase accounting adjustments associated with the 2005 acquisition of Freda.

For a further discussion of the two income tax related items, see the section entitled Income Taxes below and Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes.

Net Sales and Income by Business Segment and Geographic Region

Geographic Net Sales The following table summarizes net sales by geographic region.

	Net Sales	Percent Increase/ (Decrease) Actual Dollars	Percent Increase/ Decrease Constant Currency	Percent of Total Company Net Sales
2006
Non-U.S.	$1,403.9	(4)%	(4)%	61%
U.S. [1]	888.5	-%	-%	39%
Total Company [2]	$2,292.4	(3)%	(3)%

2005
Non-U.S.	$1,462.8	7%	6%	62%
U.S. [1]	891.0	3%	3%	38%
Total Company [2]	$2,353.8	5%	5%

2004
Non-U.S.	$1,370.0	14%	6%	61%
U.S. [1]	863.5	6%	6%	39%
Total Company	$2,233.5	11%	6%

1  U.S. revenues represented approximately 90 percent of the Americas segment revenue in each year.
[2]
Amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Item 8. Financial Statements and Supplementary Data under Note 21 — Market Withdrawal of MoistureLoc Lens Care Solution of this Annual Report on Form 10-K. Charges associated with the recall reduced 2005 U.S. net sales by $12.0, and reduced non-U.S. net sales by $19.1 and $5.1 in 2006 and 2005, respectively.

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

Operating income is the primary measure of segment income. Segment income excludes the significant items noted in the Financial Overview. The following table summarizes net sales and operating income by segment and presents consolidated operating income:

	2006 [1]		2005 [2]		2004
	As Reported	Percent of Total Net Sales	As Reported	Percent of Total Net Sales	As Reported	Percent of Total Net Sales
Net Sales
Americas	$1,007.5	44%	$1,005.3	43%	$960.2	43%
Europe	831.9	36%	859.9	36%	818.9	37%
Asia	453.0	20%	488.6	21%	454.4	20%
	$2,292.4		$2,353.8		$2,233.5

Operating Income (Costs)
Americas	$323.6		$333.0		$326.1
Europe	210.4		250.8		251.2
Asia	60.7		123.6		128.5
Research & Development	(223.2)		(200.5)		(180.6)
Global Operations & Engineering	(159.2)		(131.7)		(157.2)
Segment Income	$212.3		$375.2		$368.0
Corporate Administration [3]	(98.3)		(89.8)		(88.9)
Other significant charges [4]	-		(1.9)		-
Operating Income	$114.0		$283.5		$279.1

[1]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Item 8. Financial Statements and Supplementary Data under Note 21 — Market Withdrawal of MoistureLoc Lens Care Solution in this Annual Report on Form 10-K. Charges associated with the recall reduced Americas region net sales and operating income by $0.6 and $0.8, respectively; Europe region net sales and operating income by $18.0 and $23.4, respectively; Asia region net sales and operating income by $0.5 and $1.2, respectively; and increased Global Operations & Engineering operating costs by $1.3.

[2]
2005 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Item 8. Financial Statements and Supplementary Data under Note 21 — Market Withdrawal of MoistureLoc Lens Care Solution in this Annual Report on Form 10-K. Charges associated with the recall reduced Americas region net sales and operating income by $12.4 and $25.0, respectively; Asia region net sales and operating income by $4.7 and $11.0, respectively; increased Global Operations & Engineering operating costs by $1.2; and increased corporate administration expense by $1.7.

3  Corporate administration expenses are discussed in Operating Costs and Expenses.
[4]	Other significant charges represent purchase accounting adjustments related to the acquisition of Freda.

The following table summarizes net sales by geographic segment:

			2006 vs. 2005			2005 vs. 2004
	2006	2005	Percent Change Actual Dollars	Percent Change Constant Currency	2004	Percent Change Actual Dollars	Percent Change Constant Currency

Americas	$1,007.5	$1,005.3	-%	-%	$960.2	5%	4%
Europe	831.9	859.9	(3)%	(4)%	818.9	5%	5%
Asia	453.0	488.6	(7)%	(5)%	454.4	8%	7%
Total Company	$2,292.4	$2,353.8	(3)%	(3)%	$2,233.5	5%	5%

2006 Versus 2005 Consolidated net sales decreased 3 percent compared to 2005 on both a reported and constant-currency basis. 2006 sales reflect $19 in customer returns and rebate provisions associated with the voluntary recall of MoistureLoc (see further discussion in Item 8. Financial Statements and Supplementary Data under Note 21 — Market Withdrawal of MoistureLoc Lens Care Solution of this Annual Report on Form 10-K), which were more than offset by $60 of incremental sales from Freda. Prior-year revenues reflect $17 in customer returns and rebate provisions associated with the MoistureLoc recall, which largely offset $18 of incremental sales from Freda. Additionally, 2005 revenues included $7 sales from Woehlk, which was divested in the third quarter of that year. Excluding the MoistureLoc recall charges and sales associated with Woehlk and Freda from both periods, full-year net sales decreased 4 percent from 2005.

•
Americas segment net sales were essentially flat with 2005. Current-year figures include $1 in sales return and customer rebate provisions associated with the MoistureLoc recall, whereas 2005 amounts included $12 of such provisions. Excluding those items, Americas segment net sales declined 1 percent on a reported basis, and 2 percent in constant currency in 2006, with gains in contact lenses, pharmaceuticals and cataract surgery products essentially offset by declines in the lens care and refractive surgery categories.

•
Europe segment net sales decreased 3 percent on a reported basis and 4 percent in constant-currency, largely reflecting $18 in provisions related to the MoistureLoc recall in 2006 compared to no such provisions in the prior year, and revenues of $7 from Woehlk in 2005 and no corresponding revenues in 2006. Excluding these effects, Europe net sales were essentially flat with 2005 on a reported basis, and down 1 percent in constant currency, with higher sales of pharmaceuticals essentially offset by lower sales of vision care products.

•
Asia segment net sales decreased 7 percent compared to 2005, or 5 percent in constant currency. Current-year figures include $1 in sales return and customer rebate provisions associated with the MoistureLoc recall, whereas prior-year figures included $5 of such provisions. Both years also include incremental sales from Freda ($60 in 2006 and $18 in 2005). Excluding those items from both periods, sales declined 17 percent, or 16 percent on a constant-currency basis, reflecting lower sales of vision care and surgical products. The Asia region, particularly China, has experienced the most significant negative impact on our non-lens care product lines as a result of the MoistureLoc recall. We have initiated brand rebuilding programs to specifically address this situation in order to recoup as much lost market share and distribution as possible and rebuild the reputation of the Bausch & Lomb brand.

2005 Versus 2004 Consolidated net sales increased 5 percent compared to 2004 on both a reported and constant-currency basis. The 2005 amounts include the impact of approximately $17 in customer returns and rebate provisions associated with the voluntary recall of MoistureLoc (see further discussion in Item 8. Financial Statements and Supplementary Data under Note 21 — Market Withdrawal of MoistureLoc Lens Care Solution of this Annual Report on Form 10-K), which mostly offset $18 in incremental revenues from the acquisition of Freda. Woehlk contributed revenues of $7 in 2005 and $14 in 2004. Excluding the MoistureLoc recall charges and sales associated with Freda from 2005 and Woehlk from both periods, full-year net sales increased 6 percent from 2004 or 5 percent in constant currency.

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

•
Europe segment net sales increased 5 percent on both a reported and constant-currency basis. Gains were led by higher sales of pharmaceutical and vision care products, which more than offset declines for the refractive surgery category and the impact of our divesting our German Woehlk contact lens business in the 2005 third quarter. The MoistureLoc product recalled in Europe was both manufactured and sold in 2006; therefore, sales return and customer rebates of $18 associated with the recall were not recorded in the Europe segment in 2005, but were expensed in 2006.

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

A more detailed discussion of net sales trends by geographic region follows.

Americas

The following table summarizes net sales trends for the Americas region by product category:

	2006 vs. 2005 Percent Increase (Decrease)		2005 vs. 2004 Percent Increase (Decrease)
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	8%	7%	15%	14%
Lens Care	(12)%	(13)%	-%	(1)%
Pharmaceuticals	6%	6%	3%	3%
Cataract and Vitreoretinal	2%	2%	7%	6%
Refractive	(5)%	(6)%	(4)%	(6)%
Total Americas	-%	-%	5%	4%

2006 Versus 2005

•
Contact lens category growth in 2006 was mainly due to sales of the PureVision brand of silicone hydrogel contact lenses, which more than doubled from 2005. Sales benefited from the introduction of PureVision Toric lenses for people with astigmatism and PureVision Multi-Focal for people with presbyopia in the United States and from higher shipments of PureVision SVS lenses as the market continues to convert to silicone hydrogel platforms. Somewhat offsetting those gains were expected declines in sales of the SofLens Toric and SofLens Multi-Focal lines, and our older technology two-week disposable offerings, reflecting market shifts to silicone hydrogel lenses, combined with higher promotional activities (recorded as an offset to revenues) for silicone hydrogel lenses. Fourth-quarter Americas contact lens revenues declined 5 percent on a reported basis and 6 percent in constant currency, following three quarters of growth. While we increased our U.S. market share of patient fits slightly in the fourth quarter as compared to the prior year, fourth-quarter sales trends reflected slower market growth in the second half of 2006, combined with declining sales of older soft contact lens offerings as consumers transition to silicone hydrogel products.

•
Lens care net sales in 2005 were reduced by $12 in provisions for sales returns and consumer rebates associated with the MoistureLoc recall, whereas 2006 net sales were reduced by $1 for such provisions (see Item 8. Financial Statements and Supplementary Data under Note 21 — Market Withdrawal of MoistureLoc Lens Care Solution of this Annual Report on Form 10-K for further discussion). Excluding these charges from both years, Americas region lens care sales declined 15 percent in 2006, or 16 percent on a constant-currency basis, reflecting the lack of MoistureLoc sales in 2006, and market share losses for our lines of multipurpose solutions following the product recall. Promotional program activities (recorded as an offset to revenues) were also higher in 2006, as we executed a variety of brand rebuilding programs in an effort to regain market share and convert former MoistureLoc users to our ReNu MultiPlus and ReNu Multipurpose lines. We estimate that our unit share of the U.S. multipurpose solutions market declined from approximately 30 percent prior to the recall to approximately 18 percent exiting 2006. We will continue to support our lens care category with a variety of advertising and promotion efforts in 2007 and expect to continue to regain some of our lost U.S. market share.

•
Pharmaceuticals revenue gains were mainly due to higher sales of ocular vitamins, continued prescription growth for our lines of steroid drops containing loteprednol etabonate and increased revenues from Retisert drug delivery implants. These trends were partly offset by declines in sales of OTC general eye care products and certain non-ophthalmic generic drugs.

•
Sales gains for cataract and vitreoretinal products were led by our lines of IOLs, mainly reflecting higher shipments of premium-priced aspheric silicone IOL offerings. In total, constant-currency IOL sales grew approximately 8 percent, with silicone IOL sales up more than 10 percent. Sales gains were also reported for our lines of handheld surgical instruments. The trends in IOLs and instruments more than offset declines for our lines of phacoemulsification equipment, which reflected fewer systems placements in 2006 as our customers await the launch of our next-generation microsurgical platform, Stellaris, which we expect to be commercially available in the first half of 2007.

•
In the refractive category, sales of per-procedure cards increased about 5 percent on a constant-currency basis in 2006, as did revenues associated with service contracts. These gains were more than offset by lower sales of microkeratome blades, reflecting overall market declines in procedures combined with inroads by competitive femtosecond technologies, and by lower sales of lasers and diagnostic equipment.

2005 Versus 2004

•
Contact lens category growth reflected the reintroduction of the PureVision brand of silicone hydrogel contact lenses in the United States as well as continued growth for SofLens Toric and SofLens Multi-Focal contact lenses. Moderating that performance was a continued decline in sales of our older, conventional hydrogel two-week contact lenses, reflecting the overall market shift to silicone hydrogel materials. Sales of SofLens Toric contact lenses increased more than 10 percent from 2004. As expected, dollar growth for this product has begun to moderate, reflecting the competitive impact of new silicone hydrogel toric offerings. We launched PureVision Toric contact lenses in the United States on a limited basis in October 2005 and reached full commercial distribution in the second quarter of 2006. Sales of SofLens Multi-Focal contact lenses grew more than 30 percent in the Americas region in 2005, reflecting our continued leading market position.

•
Sales in the lens care category were essentially flat mainly due to sales returns and consumer rebate provisions associated with our voluntary recall of MoistureLoc which was reflected as a subsequent event. Excluding the impact of the recall, Americas region constant-currency lens care sales increased 3 percent, reflecting U.S. market share gains for our lines of multipurpose solutions and higher sales of Boston lens care solutions for RGP contact lenses.

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

Europe

The following table summarizes net sales trends for the Europe region by product category:

	2006 vs. 2005 Percent Increase (Decrease)		2005 vs. 2004 Percent Increase (Decrease)
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	(6)%	(7)%	5%	5%
Lens Care	(21)%	(22)%	6%	8%
Pharmaceuticals	5%	4%	11%	11%
Cataract and Vitreoretinal	1%	-%	2%	2%
Refractive	(1)%	(2)%	(13)%	(13)%
Total Europe	(3)%	(4)%	5%	5%

2006 Versus 2005

•
Lower net sales of contact lenses were mainly due to SofLens One Day lenses (reflecting recent competitive entries in the segment) and certain older lines that we are in the process of discontinuing as the market transitions to silicone hydrogel platforms. We recently launched in Europe our new aspheric daily disposable offering, SofLens Daily Disposable contact lenses. Based on very enthusiastic reaction to this lens by both eye care practitioners and consumers, we believe the SofLens Daily Disposable brand will contribute to growth in our contact lens business in the region in 2007. Our PureVision line of silicone hydrogel contact lenses continues to perform strongly in Europe, with the brand posting gains of more than 30 percent in 2006. That growth was due to incremental sales from PureVision Multi-Focal lenses combined with double-digit gains for both PureVision SVS and PureVision Toric lenses. In addition, 2005 contact lens sales figures include $7 in revenues from our Woehlk business in Germany, which we divested in the third quarter of that year. Excluding Woehlk results from the prior year, Europe region contact lens sales decreased 4 percent in 2006.

•
Lens care sales declines in 2006 reflect the impact of the MoistureLoc recall and include $18 of sales returns and consumer coupon provisions associated with the recall (see Item 8. Financial Statements and Supplementary Data under Note 21 — Market Withdrawal of MoistureLoc Lens Care Solution of this Annual Report on Form 10-K for further discussion). Excluding these items, year-to-date European lens care sales were down approximately 6 percent from the prior year, due to declines in our lines of multipurpose solutions, which more than offset gains for our lines of hydrogen peroxide and RGP solutions in the region. The lower sales of multipurpose solutions mainly reflect the lack of MoistureLoc sales following the recall.

•	Constant-currency European pharmaceuticals sales growth in 2006 was primarily attributable to our lines of ocular vitamins and dry eye medications.
•
In the cataract and vitreoretinal category, higher sales of IOLs and ancillary products used in cataract surgery (such as disposables and custom packs and trays) were essentially offset by lower placements of phacoemulsification equipment. Higher sales of IOLs were mainly due to our Akreos line of acrylic offerings, which grew more than 15 percent on a constant-currency basis.

•
In the refractive surgery category, higher sales of per-procedure cards, microkeratome components and lasers were more than offset by lower sales of diagnostic equipment, microkeratome blades and service revenue.

2005 Versus 2004

•
Contact lens sales comparisons were impacted by the Woehlk divestiture in the third quarter of 2005. Excluding that impact, contact lens net sales would have grown approximately 8 percent on a reported basis and 9 percent in constant currency. Gains were mainly due to our lines of specialty products and PureVision silicone hydrogel spherical contact lenses. Monthly replacement toric contact lens revenues increased more than 20 percent, with gains coming from a combination of expanded distribution for the PureVision Toric line and high-single-digit growth for SofLens Toric contact lenses. Our multifocal product also posted strong growth, and we continued to gain market share.

•
Increased lens care sales reflected market share gains, especially for our lines of multipurpose solutions, which grew approximately 10 percent on the continued market acceptance of MoistureLoc solution prior to the market recall.

•	European pharmaceuticals sales growth was mainly attributable to our lines of dry eye products, ocular nutritionals and anti-infective drugs, coupled with expansion into new geographic markets.
•
Higher cataract and vitreoretinal sales reflected overall strong performance in most markets with the exception of the United Kingdom, where the number of procedures declined in 2005 following government initiatives in the prior year to decrease the number of patients waiting to have the procedure. On a total region basis, growth was largely due to the Akreos line, as well as higher sales of viscoelastics.

•
Declines in sales of refractive surgery products in Europe were consistent with overall market trends. Lower sales of equipment and microkeratome blades more than offset increased sales of Zyoptix treatment cards.

Asia

The following table summarizes percentage net sales increases for the Asia region by product category:

	2006 vs. 2005 Percent Increase (Decrease)		2005 vs. 2004 Percent Increase (Decrease)
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	(7)%	(5)%	8%	7%
Lens Care	(39)%	(38)%	(5)%	(7)%
Pharmaceuticals [1]	NM	NM	NM	NM
Cataract and Vitreoretinal	(2)%	(2)%	16%	13%
Refractive	(27)%	(28)%	(7)%	(9)%
Total Asia	(7)%	(5)%	8%	7%

[1]
NM denotes “not meaningful.” Pharmaceuticals category sales include revenues from the acquisition of Freda in the 2005 fourth quarter ($60.2 in 2006 and $17.8 in 2005), resulting in a calculated growth rate of more than 100 percent.

2006 Versus 2005

•
Asian contact lens revenue declines were primarily due to the negative collateral impact resulting from the MoistureLoc situation, particularly in China, although that business began to show signs of recovery late in the year due to a variety of initiatives we undertook to regain lost distribution and market share following the MoistureLoc recall; and lower sales of two-week spherical contact lenses in Japan. Partially offsetting these declines was a benefit associated with the recognition of approximately $7 in previously deferred revenue associated with two Japanese distributors of vision care products. Shipments to these distributors were previously recorded as consignment sales because they did not meet all of our criteria for revenue recognition as discussed in Item 8. Financial Statements and Supplementary Data under Note 1 — Significant Accounting Policies. Based on changes in circumstances in 2006, including reductions in the amount of inventory carried by these distributors, beginning in the fourth quarter of 2006 revenues associated with shipments to these distributors are recorded at the time of delivery and are no longer being deferred.

•
Lens care sales reflect charges associated with the MoistureLoc recall (see Item 8. Financial Statements and Supplementary Data under Note 21 — Market Withdrawal of MoistureLoc Lens Care Solution of this Annual Report on Form 10-K for further discussion) totaling less than $1 in 2006 and $5 in 2005. Excluding those charges, sales were down approximately 40 percent, with declines in most markets in the region. In markets other than Japan, declines reflected negative publicity and consumer concern resulting from the MoistureLoc recall. We withdrew all multipurpose solutions in Hong Kong and Singapore through the end of 2006, but resumed sales of ReNu MultiPlus solutions in Hong Kong in the first quarter of 2007, and anticipate a relaunch in Singapore in 2007. The most significant negative impact from the MoistureLoc situation has been seen in China, despite no confirmed reported infections in that market. We have initiated brand rebuilding programs to specifically address this situation in order to regain distribution and market share and as noted above, have begun to see signs of recovery. Constant-currency lens care revenues also declined in Japan in 2006, mainly reflecting significant pricing activity by a local competitor and overall market shifts to one-day contact lenses (which do not require the use of lens care solutions).

•
Asia region pharmaceuticals sales reflect the fourth-quarter 2005 acquisition of Freda, which contributed approximately $60 in 2006 and $18 in 2005. Excluding Freda, our Asian pharmaceuticals revenues grew about 10 percent, largely due to gains from ocular vitamins. Fourth-quarter pharmaceuticals revenues declined 7 percent from the prior year on a reported basis and 9 percent in constant currency, mainly reflecting lower sales of non-ophthalmic products at Freda. We have adopted a distributor selling model for these non-strategic products, resulting in a lower realized price than if we had continued to sell them directly to the end customer.

•
Cataract and vitreoretinal category constant-currency sales declines were mainly due to lower placements of phacoemulsification equipment, which more than offset 10-percent higher sales of IOLs. Increased IOL sales were due to ongoing geographic expansion and market share gains for the Akreos line of acrylic IOLs, which posted growth in excess of 30 percent in the region in 2006.

•	Refractive category sales declines were primarily due to lower laser placements, partially offset by increased service fees.

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

•
Lens care sales declines reflect the sales returns and customer rebate provisions associated with the MoistureLoc recall. Excluding the impact of the recall, Asian constant-currency lens care sales were down 3 percent. Declines in China, due to the same distributor issues discussed above, more than offset 1 percent constant-currency gains in Japan, reflecting the market introduction of ReNu MultiPlus solution.

•
Historically we have not had a significant pharmaceuticals business in Asia. In the fourth quarter of 2005 we acquired a controlling interest in Freda. The acquisition should help accelerate our expansion into the rapidly growing Chinese ophthalmic pharmaceuticals market and provide a national pharmaceuticals sales and distribution network. Further information with respect to the Freda acquisition can be found in Item 8. Financial Statements and Supplementary Data under Note 2 — Acquisitions of this Annual Report on Form 10-K. Excluding the Freda acquisition, our Asian pharmaceuticals revenues grew about 20 percent on a constant-currency basis, led by gains for ocular nutritional products.

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

The following table presents total Company net sales by product categories for the years 2006, 2005 and 2004:

	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency
2006
Contact Lens	$710.0	(3)%	(2)%
Lens Care	413.8	(21)%	(21)%
Pharmaceuticals	658.4	13%	12%
Cataract and Vitreoretinal	381.9	1%	1%
Refractive	128.3	(9)%	(10)%
	$2,292.4	(3)%	(3)%

2005
Contact Lens	$728.5	9%	9%
Lens Care	522.2	-%	(1)%
Pharmaceuticals	584.8	11%	11%
Cataract and Vitreoretinal	377.8	6%	5%
Refractive	140.5	(8)%	(9)%
	$2,353.8	5%	5%

2004
Contact Lens	$671.0	13%	7%
Lens Care	523.3	5%	2%
Pharmaceuticals	528.2	12%	7%
Cataract and Vitreoretinal	358.2	10%	5%
Refractive	152.8	17%	13%
	$2,233.5	11%	6%

2006 Versus 2005 The 2006 sales included in the previous table reflect $19 in lens care customer returns and rebate provisions associated with the MoistureLoc recall (see further discussion in Item 8. Financial Statements and Supplementary Data under Note 21 — Market Withdrawal of MoistureLoc Lens Care Solution of this Annual Report on Form 10-K), which were more than offset by $60 of incremental pharmaceuticals sales from Freda. Prior-year revenues reflect $17 in customer returns and rebate provisions associated with the MoistureLoc recall, which largely offset $18 of incremental sales from Freda. Additionally, 2005 revenues included $7 sales from our divested Woehlk contact lens business.

•
Overall strong double-digit growth in our PureVision lines of silicone hydrogel contact lenses was more than offset by lower sales of two-week spherical contact lenses in Japan (reflecting overall market trends), SofLens Toric disposable contact lenses (resulting from the continued roll-out of PureVision Toric in the U.S. market), collateral negative impact on our Asian contact lens business resulting from the MoistureLoc situation, and lower sales of older technology products (reflecting ongoing product rationalization initiatives).

•
Excluding the provisions related to the MoistureLoc recall from current-year and 2005 results, lens care sales declined 20 percent in 2006, primarily reflecting the lack of MoistureLoc sales and lost market share following the recall.

•
Pharmaceutical net sales growth includes the impact of the Freda acquisition, as well as higher sales of ocular vitamins, allergy, dry eye, anti-inflammatory and combination medications, combined with incremental sales of Retisert drug delivery implants, partially offset by lower sales of certain OTC products and non-ophthalmic generic drugs. Excluding revenues from Freda, pharmaceuticals category growth was approximately 6 percent (5 percent in constant currency).

•
Cataract and vitreoretinal product category gains were led by higher sales of IOLs, which were up more than 5 percent from the prior year, and hand-held surgical instruments. Overall, revenues from phacoemulsification products declined slightly, as higher sales of disposable products were offset by lower equipment sales, as customers await the launch of our next generation microsurgical platform, Stellaris, in 2007.

•	Net sales declines in the refractive category reflected lower equipment and microkeratome blade sales, partially offset by service revenues and per-procedure fees.

2005 Versus 2004 Net sales in 2005 include the impact of approximately $17 in customer returns and rebate provisions associated with the MoistureLoc recall, which mostly offset $18 in incremental sales from the acquisition of Freda. Our divested Woehlk business contributed $7 in sales in 2005 and $14 in 2004.

•
Contact lens sales growth was led by our specialty and silicone hydrogel spherical offerings, which offset continued declines for older technology products. Excluding sales from Woehlk in both periods, contact lens net sales would have grown approximately 10 percent.

•
Sales in the lens care category, which were flat with the prior year, mainly reflected the impact of the MoistureLoc recall. Excluding that impact, lens care sales grew 3 percent on a reported basis and 2 percent in constant currency, with gains for multi-purpose solutions in Europe and the Americas region partially offset by declines in Asia.

•
Full-year pharmaceutical net sales growth includes the impact of the Freda acquisition. Excluding revenues from Freda, growth was approximately 7 percent on both a reported and constant-currency basis. That reflects incremental sales of Zylet combination ophthalmic drops in the United States, combined with higher global sales of ocular vitamins and Lotemax steroid drops containing loteprednol etabonate. Those gains were somewhat offset by sales declines for two non-ophthalmic drugs in our multisource pharmaceuticals portfolio.

•	Cataract and vitreoretinal product category growth was led by gains in IOLs of more than 10 percent on the strength of our SofPort and Akreos lines of foldable IOLs.
•	Net sales declines in the refractive category reflected lower equipment and microkeratome blade sales in all regions, partially offset by higher service revenues and sales of per-procedure cards.

Segment Income Segment income excludes certain significant items (such as purchase accounting adjustments) and corporate administration expenses.

2006 Versus 2005 Segment income decreased 43 percent, including the negative impact associated with customer return and consumer rebate provisions and expenses associated with the MoistureLoc recall, which totaled $27 in 2006 and $37 in 2005. Excluding those impacts, segment income decreased 42 percent from 2005, reflecting gross margin compression as a result of sales mix shifts following the MoistureLoc recall, increased expenses to support brand rebuilding initiatives, higher research and development spending, and stock-based compensation expense.
Research & Development segment operating costs increased 11 percent in 2006, reflecting higher spending in support of projects in late-stage development. We remain committed to investing in research and development activities. Global Operations & Engineering segment operating costs increased 21 percent, primarily reflecting unfavorable manufacturing variances resulting from lower than planned production of vision care products as a result of the MoistureLoc recall, costs associated with the implementation of new automated manufacturing platforms for one-day contact lenses and changes in foreign currency exchange rates.

2005 Versus 2004 Segment income increased 2 percent, including a $37 negative impact associated with customer return and consumer rebate provisions and expenses associated with the MoistureLoc recall. Excluding that impact, segment income increased 12 percent, reflecting gross margin expansion resulting from sales mix shifts.
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

Operating Costs and Expenses

The following table shows operating costs and expenses as a percentage of sales.

	2006	2005	2004
	Percentage of Net Sales
Cost of Products Sold	43.8%	41.8%	41.6%
Selling, Administrative and General	42.6%	38.6%	38.6%
Research and Development	8.6%	7.5%	7.3%

Cost of products sold was $1,004 in 2006, $983 in 2005, and $929 in 2004. The 2006 and 2005 amounts include the cost of sales impact of charges associated with the MoistureLoc recall ($5 in 2006 and $14 in 2005). In addition, the 2005 amount includes inventory step-up charges associated with the Freda acquisition ($2). Excluding both of those items, the ratio of cost of products sold to sales was 43.7 percent in 2006, compared to 40.8 percent in 2005. The increase in cost of goods sold reflects unfavorable sales mix shifts and manufacturing variances following the MoistureLoc recall. Excluding the cost of sales impact from the MoistureLoc recall and inventory step-up charges from the Freda acquisition, the ratio of cost of goods sold to sales improved to 40.8 percent of sales in 2005 from 41.6 percent in 2004. That improvement reflected a favorable sales mix shift toward higher margin products combined with benefits from our ongoing profitability improvement initiatives. Changes in foreign currency exchange rates had a slightly positive effect on gross margin in 2006 and a slightly negative impact in 2005.
Selling, administrative and general expenses include corporate administration expenses. Spending totaled $977 in 2006, compared to $910 in 2005 and $863 in 2004. The $67 increase in 2006 mainly reflected incremental expenses from Freda of $26, combined with costs associated with the MoistureLoc recall (including expenses associated with initiatives to rebuild brand equity and regain distribution, and legal expenses associated with product liability lawsuits) and approximately $20 higher costs associated with the restatement of financial results (including legal and accounting fees associated with the previously reported expanded procedures and independent Audit Committee investigations conducted throughout 2006 and legal expenses associated with the various shareholder lawsuits that have been initiated). Those higher expenses were somewhat offset by lower expense associated with performance-based compensation programs resulting from lower than targeted financial performance and the recording of mark-to-market income on certain deferred compensation liabilities invested in our Common stock. The $47 increase in selling, administrative and general expenses in 2005 primarily reflected higher costs associated with selling and marketing, including the promotion of new products. Approximately $13 of costs associated with the MoistureLoc recall, independent investigations into the Brazil and Korea matters and expanded year-end procedures were essentially offset by lower performance-based compensation expense and lower mark-to-market expense related to certain deferred compensation liabilities invested in our Common stock.
R&D expenses totaled $197, $178, and $163 in 2006, 2005 and 2004, respectively. We expect to continue investing in R&D at a faster rate than sales growth to support our goal of consistently bringing new products to market to fuel long-term growth.

Non-Operating Income and Expense

Other Income and Expense Interest and investment income was $31 in 2006, $20 in 2005, and $14 in 2004. The increase in 2006 compared to 2005 was principally attributable to higher average interest rates, and higher average investment balances due to incremental borrowing to fund the repatriation of offshore profits late in 2005 under the AJCA. The increase in 2005 over 2004 primarily related to higher interest rates (somewhat offset by lower average investment balances in 2005) and interest income associated with income tax refunds.
Interest expense was $72 in 2006, $53 in 2005 and $50 in 2004. Although total short- and long-term borrowings decreased $160 during 2006, average borrowings were higher in 2006 than 2005, because we borrowed offshore to fund our repatriation program under the AJCA. Additionally, as a result of our not timely filing our financial reports in 2006, we obtained waivers on our bank and public debt, resulting in our paying fees in the form of incremental interest to the debt holders. The consent solicitations and fees are more fully described in the section below entitled Sources of Liquidity. The 2005 increase compared to 2004 reflected higher interest rates on variable-rate debt, incremental borrowings in 2005, and the write-off of $3 in unamortized debt issuance costs associated with our convertible debt instruments which became convertible on July 1, 2005 (see further discussion in Note 3 — Earnings Per Share and in the section entitled Access to Financial Markets), partially offset by interest expense savings associated with debt retired in 2004 and 2005.

Net foreign currency losses were $6 in 2006, $4 in 2005 and $1 in 2004. These amounts were primarily associated with our ongoing foreign exchange hedging programs.

Income Taxes Our reported tax rate for continuing operations was 79.7 percent in 2006 and was higher than the U.S. statutory rate of 35 percent primarily due to U.S. losses for which the Company did not record a corresponding tax benefit. The reported tax rates for continuing operations were 89.9 percent and 34.4 percent in 2005 and 2004, respectively.
In 2005, we recorded a valuation allowance of $156 with respect to U.S. deferred tax assets. A valuation allowance against deferred tax assets is required when, based upon the weight of the evidence, we determine that it is more likely than not — a probability level of more than 50 percent — that the assets will not be realized. Likelihood of realization is determined using all available positive and negative evidence such as cumulative losses in prior years, losses expected in early future years, and a history of potential tax benefits expiring unused. In making this assessment, more weight is assigned to objectively verifiable evidence, such as cumulative losses in recent years, than to subjective evidence like future projections. We incurred a U.S. loss in 2006 and anticipate losses in early future periods attributable to the U.S. entities to which the deferred tax assets relate, and there are uncertainties surrounding when we will return to U.S. profitability. Specifically, current year and anticipated future losses in our U.S. operations resulting from increased selling, administrative and general expenses, increased marketing expense to support brand building, and higher net financing costs led us to conclude that a valuation allowance was necessary. In order to realize our deferred tax assets, it will be necessary for us to significantly increase future U.S. taxable income. We will continue to assess realizability of our deferred tax assets, including consideration of the reversal of these and other temporary basis differences, future earnings, and prudent and feasible tax planning strategies. If we make a later determination that it is more likely than not that the deferred tax assets for which there is a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.
On August 3, 2005, we received confirmation from the U.S. Joint Committee on Taxation that our income tax refund request for tax years ended 1995 through 1997 was approved, concluding the Internal Revenue Service's examination of such years. In connection with the closure of this examination, we recognized $21 of tax benefits related primarily to favorable resolution of tax positions raised during the examination and the reversal of tax reserves associated with our previously divested oral care business.
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
Since 1999, our consolidated financial statements have included a deferred tax liability relating to the partnership. As of December 30, 2006, this deferred tax liability equaled $158. This deferred tax liability is currently reducing net deferred tax assets for which a valuation allowance exists as of December 30, 2006.
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

Minority Interest Minority interest income was $1 in 2006, compared to expense of $6 in 2005 and $5 in 2004. Incremental expense in 2006 from the acquisition of Freda was more than offset by minority interest income recorded for our Chinese vision care joint venture, which represented the joint venture partner's share of losses sustained as a result of the collateral impacts from the MoistureLoc recall.

Liquidity and Financial Resources

We effectively managed our liquidity position throughout 2006, despite the incremental cash outflows that were required as part of the MoistureLoc recall, internal investigations and financial restatement, and retirement of debt as part of a tender offer completed in June. Cash and cash equivalents decreased from $721 at the end of 2005 to $500 at the end of 2006, while total outstanding debt decreased from $992 to $833.

Cash Flows from Operating Activities We generated cash of $125 from operating activities in 2006, compared to $239 in 2005, mainly due to operating factors described previously. Higher cash payments for expenditures associated with the MoistureLoc recall, and higher interest and tax payments were the primary drivers of the decrease in operating cash flow. This decrease was partially offset by higher collections on accounts receivable, which led to improved average days sales outstanding (DSO) of 68 days in 2006, compared to 71 days in 2005, and no funding to the U.S. pension plan in 2006.
Cash provided by operating activities was $239 in 2005, compared to $285 in 2004. The decrease in 2005 was mainly due to higher inventory levels to accommodate new product launches, increased working capital requirements and higher payments under foreign currency contracts; partially offset by lower net cash payments for income taxes and lower U.S. pension plan funding (funding was $11 and $18 in 2005 and 2004, respectively). Average DSO improved to 71 days in 2005, compared to 74 days in 2004.

Cash Flows from Investing Activities In 2006, we used $157 for investing activities, primarily capital spending and acquisitions. Capital spending of $108 was mainly associated with the expansion of our U.S. R&D facility. Cash used for acquisitions of $51 mainly represented payments related to the acquisition of Freda (see Note 2 — Acquisitions) and the Alaway over-the-counter pharmaceutical product.
In 2005, we used $353 for investing activities. These were primarily $227 associated with the acquisition of a controlling interest in Freda and capital spending of $116, representing continued capacity expansion for PureVision contact lenses as well as initial spending associated with an expansion of our U.S. R&D facility. Net cash used in investing activities was $122 in 2004, primarily representing capital spending.

Cash Flows from Financing Activities We used $198 in 2006 for financing activities. This primarily reflected debt repayment of $162, mainly associated with debt repurchased as a result of a tender offer we completed in June. Cash outflows also included $29 to pay dividends, $6 net payments to minority interest partners and $3 to purchase shares of our Common stock under our ongoing share repurchase authorization, stock compensation plans and deferred compensation plans. Shares repurchased pursuant to the Company's authorized purchase programs were 26,996 at an average price of $57.71.
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

Sources of Liquidity Our long-term borrowings, including current portion, totaled $833 at the end of 2006 and $992 at the end of 2005. The ratio of total debt to capital was 37.4 percent and 43.6 percent at year-end 2006 and 2005, respectively.
We believe our existing credit facilities, in conjunction with the financing activities mentioned below, provide adequate liquidity to meet our obligations, fund capital expenditures and invest in potential growth opportunities. However, we note that we have obtained and may need in the future to obtain waivers and/or concessions from lenders under existing credit arrangements, as discussed further below, and we note risk factors associated with contingent obligations of the Company, including those noted in the Legal Matters section of this MD&A.

Credit Facilities In July 2005, we replaced our prior $250 syndicated revolving credit facility scheduled to expire in January 2008 with a five-year, $400 syndicated revolving credit facility. The terms of the current revolving credit facility include an option to increase the limit to $550 at any time during the five-year term. The interest rate under the agreement is based on our credit rating and, at our option, LIBOR or the base rate of one of the lending banks. The existing credit facility includes financial covenants similar in nature to covenants contained in the former, which require us to maintain certain EBITDA to interest and debt ratios. In the event a violation of the financial covenants occurs, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. In November 2005, and subsequently in February, May, August and December 2006 and January 2007, we obtained a waiver from our banks of any breach of representation or covenant under the revolving credit agreement or any default associated with the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50 in aggregate. The waivers also extended the deadline to file our required financial statements for 2005 (including restatements for certain prior periods) and 2006 year to date until April 30, 2007. Delivery of all financial statements for 2006 required by our financial reporting obligations under the revolving credit facility was satisfied by the filing of this Annual Report on Form 10-K. Delivery of all required financial statements for 2005 was previously satisfied in February 2007 when we filed our 2005 Form 10-K. The impact of the Brazil and Korea investigations did not exceed $50 in aggregate. In April 2007, we obtained amendments to amend the financial covenants for the fourth quarter of 2006 from our banks modifying the debt covenants to ensure there were no breaches of our financial covenants under the revolving credit agreement. There were no violations of our financial covenants during the year ended December 31, 2005. We had no outstanding borrowings under syndicated revolving credit agreements as of December 30, 2006 or December 31, 2005.
A number of subsidiary companies outside the United States have credit facilities to meet their liquidity requirements. There were no outstanding borrowings under such agreements at year-end 2006. As of year-end 2005, outstanding borrowings were $27. The non-U.S. credit facilities' covenants require our subsidiaries to make payments when due and to comply with local laws. There were no covenant violations under the non-U.S. credit facilities during the fiscal years ended December 30, 2006 or December 31, 2005.

Bank Term Loans In November 2005, our Dutch subsidiary entered into a $375 Term Loan (BV Term Loan). The facility involves a syndicate of banks and is guaranteed by us. Borrowings under the BV Term Loan were a component of our efforts to repatriate foreign earnings from non-U.S. legal entities under the provisions of the AJCA (see Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes of this Annual Report on Form 10-K for further discussion of the AJCA). Such borrowings totaled $375 at December 30, 2006 and December 31, 2005, and are due in December 2010, unless otherwise extended under the terms of the agreement. The interest rate is based on six-month LIBOR and is reset on a semiannual basis. The BV Term Loan includes covenants which require us to maintain certain EBITDA to interest and debt ratios. The initial interest rate was set at 5.0 percent. In February, May, August and December 2006, and again in January 2007, we obtained waivers from our banks of any breach of representation or covenant under the term loan agreement or any default associated with the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50 in aggregate. The waivers also extended the deadline to file financial statements for 2005 (including restatements for certain prior periods) and 2006 year to date, with the most recent extension being until April 30, 2007. Delivery of all financial statements for 2006 required by our financial reporting obligations under the term loan facility was satisfied by the filing of this Annual Report on Form 10-K. Delivery of all required financial statements for 2005 was previously satisfied in February 2007 when we filed our 2005 Form 10-K. The impact of the Brazil and Korea investigations did not exceed $50 in aggregate. In April 2007, we obtained amendments to amend the financial covenants for the fourth quarter of 2006 from our banks modifying the debt covenants to ensure there were no breaches of our financial covenants under the BV Term Loan during the fiscal year ended December 30, 2006. There were no violations of our financial covenants during the year ended December 31, 2005.
In July 2005, we agreed to guarantee, on behalf of our Japanese subsidiary, a variable-rate bank term loan facility denominated in Japanese yen, in an amount approximately equivalent to $50. This term loan was also established in connection with the repatriation of foreign earnings under the provisions of the AJCA. The facility will mature in July 2010. The outstanding borrowings under this Japanese term loan were approximately $47 and $48 as of December 30, 2006 and December 31, 2005, respectively. The Japanese term loan covenants require our subsidiary to submit its statutory financial statements to the lenders once a year and to maintain a positive balance of net assets. There were no covenant violations under the Japanese term loan during the fiscal years ended December 30, 2006 or December 31, 2005.

Capital Markets Offerings We are required to file periodic financial reports with the SEC to comply with certain covenants in the indenture that pertains to our public debt instruments. As a result of our inability to file timely our Annual Report on Form 10-K for 2005 and certain quarterly financial statements for 2005 and 2006, we sought waivers from holders of our outstanding debt. In September 2006, and subsequently in January 2007 we announced a solicitation of consents with respect to all series of outstanding debt securities and outstanding convertible debt. The solicitations sought, for a fee, permission from the holders for amendments to the indenture applicable to each series of notes that would, among other things, extend our deadline to file periodic reports with the SEC and to deliver compliance certificates to the Trustee under each indenture. The most recent consents extended the deadline to file reports until April 30, 2007. We received the requisite number of consents for all series of outstanding debt securities and outstanding convertible debt. Delivery of all remaining required financial statements was satisfied by the filing of this Annual Report on Form 10-K.
In May 2006, we announced a tender offer and consent solicitation with respect to $384 of outstanding debt, and a consent solicitation with respect to $160 of outstanding convertible debt. The consents requested in this solicitation were similar to the consents in the solicitation announced in September 2006 and January 2007, except that our deadline to file periodic reports with the SEC and to deliver compliance certificates to the Trustee was October 2, 2006. On June 5, 2006, we announced that $116 of the $384 aggregate principal amount of outstanding debt had been tendered, and these obligations were repaid. Furthermore, we received the requisite number of consents necessary to grant the waivers sought at that time. In October 2006, we retired an additional $18 of this outstanding debt.
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
A $100 tranche of our long-term debt originally due in 2015 allowed remarketing agents to call the debt from the holders in 2005, and in certain cases remarket the debt at a higher interest rate than the then-current market rate. Following a downgrade of our debt rating by Moody's Investors Service in March 2002, the agents exercised their right to put the remarketing agreements back to us. As a result of this action, the debt matured and was repaid in 2005.

Access to Financial Markets As of December 30, 2006, our long-term debt was rated BBB by Standard & Poor's, BBB- by Fitch Ratings, and Baa3 by Moody's Investors Service. Our ratings were on credit watch at both Moody’s and Fitch. All three rating agencies described our outlook as negative. Subsequently, on February 2, 2007, Moody's lowered our credit rating to Ba1 from Baa3 primarily reflecting Moody's belief that revenue growth for 2007 will be lower than their previous expectations.
Until current periodic reports and financial statements are filed, we could be limited from using certain forms of registering our securities with the SEC for offer and sale. This may preclude us from raising debt or equity financing in the public markets.

Working Capital Working capital was $530 and $618, at year-end 2006 and 2005, respectively. The current ratio was 1.6 for both periods.

Dividends Dividends on Common stock, declared and payable quarterly, totaled $0.52 per share for the years ended 2006, 2005 and 2004. Cash dividends paid were $29 in 2006 and $28 in both 2005 and 2004.

Return on Equity and Capital Return on average shareholders' equity was 1.1 percent in 2006, 1.4 percent 2005 and 12.6 percent in 2004. Return on invested capital was 1.3 percent in 2006, 1.2 percent in 2005 and 9.1 percent in 2004. The 2006 ratios reflect the impact of lower operating earnings due to the MoistureLoc recall discussed under the Segment Income and Operating Costs and Expenses sections above, combined with a higher effective income tax rate than has historically been the case, due to U.S. losses for which the Company did not record a corresponding tax benefit. The 2005 ratios reflect lower net income resulting from recording a valuation allowance on U.S. deferred tax assets and the costs associated with the MoistureLoc recall.

Contractual Cash Obligations At December 30, 2006, we had the following contractual cash obligations due by the following periods:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations [1]
Long-term debt (including current portion)	$833	$134	$51	$583	$65
Purchase obligations [2]	82	36	22	14	10
Minimum operating lease commitments	90	26	33	19	12
Total [3,4]	$1,005	$196	$106	$616	$87

[1]	We had no capital lease obligations at December 30, 2006.
[2]
Purchase obligations include minimum obligations to purchase goods and services, or to make royalty payments, under agreements that are enforceable and legally binding on us. The amounts above include payments due under a utility contract that can be terminated in 2007 with the payment of $2. If we choose to terminate the utility contract, the total payments due would decrease by $19.

[3]
Funding requirements for our pension and other benefit liabilities have not been determined, therefore, they have not been included. We expect to contribute approximately $15 and $8, respectively, to our U.S. defined benefit pension plan and postretirement benefit plan in 2007. Based on the U.S. defined benefit pension plan's current assets and liabilities and using the current statutory minimum funding requirements and interest rates, including the provisions of the Pension Protection Act of 2006, no employer contribution would be required in 2007. The minimum required employer contributions for the years 2008-2011 are estimated to range from $4 to $7 per year.

[4]	The future cash outflows of the long-term liabilities presented in Item 8. Financial Statements and Supplementary Data, Balance Sheets are uncertain and are therefore excluded from this table.

Off-Balance Sheet Arrangements

We have obligations under certain guarantees, letters of credit, indemnifications and other contracts that contingently require us to make payments to guaranteed parties upon the occurrence of specified events. By way of example, we have agreed to indemnify certain retailers and distributors of our contact lens care products in connection with asserted MoistureLoc matters, and we have extended broader and more general indemnity protection to officers, directors and employees, through the Company's by-laws. We believe the likelihood is remote that material payments will be required under these contingencies, and that they do not pose potential risk to our future liquidity, capital resources and results of operations. See Item 8. Financial Statements and Supplementary Data under Note 17 — Commitments and Contingencies of this Annual Report on Form 10-K for further descriptions and discussions regarding our obligations.

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
We primarily use foreign exchange forward contracts to hedge foreign currency transactions and equity investments in non-U.S. subsidiaries. For contracts outstanding at the end of 2006, foreign currencies purchased were primarily euros, British pounds and Japanese yen. In 2005, foreign currencies purchased were primarily euros, British pounds, Hong Kong dollars and Swiss francs. Foreign currencies sold in 2006 and 2005 were primarily euros, Hong Kong dollars, Korean won, British pounds and Japanese yen. The magnitude and nature of our hedging activities are explained further in Item 8. Financial Statements and Supplementary Data under Note 13 — Financial Instruments of this Annual Report on Form 10-K. A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on our net income indicates that, if the U.S. dollar strengthened against all foreign currencies by 10 percent, we would realize a loss of approximately $26 on foreign exchange forward contracts outstanding at year-end 2006. Similar analysis conducted at the end of 2005 indicated that, had the U.S. dollar then strengthened against all foreign currencies by 10 percent, we would have realized a loss of approximately $23 on foreign exchange forward contracts outstanding at year-end 2005. Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

We may enter into interest rate swap, interest rate lock and cap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. For foreign currency-denominated borrowing and investing transactions, cross-currency interest rate swap contracts may be used, which, in addition to exchanging cash flows derived from interest rates, exchange currencies at both inception and termination of the contract. There were no cross-currency interest rate swap contracts outstanding at December 30, 2006 or December 31, 2005. A sensitivity analysis to measure the potential impact that a change in interest rates would have on our net income indicates that a one-percentage point increase in interest rates in 2006 and a one-percentage point decrease in interest rates in 2005, which represents a greater than 10 percent change, would increase our net financial expense by approximately $1 in 2006 and 2005 based on 2006 and 2005 year-end positions.
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
The Company believes that the critical accounting policies discussed below involve the most complex management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts. The impact of and any risks related to these policies on its business operations are discussed below. Senior management has discussed the development and selection of the critical accounting estimates and the related disclosure included herein with the Audit Committee of the Company's Board of Directors.

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
The Company's fiscal quarter consists of 13 weeks, whereby the first and second months of each quarter contain four weeks of results and the third month of each quarter contains five weeks of results. Accordingly, net sales are typically higher in the third month of any given quarter. In addition, the execution of a broad portfolio of customer incentive programs, particularly volume discounts, certain customer rebates and extended credit terms have been higher at the end of each quarter. As a result, net sales for the third month of each quarter in 2006, 2005 and 2004 were higher than average net sales for the third month of a quarter if aligned with the fiscal quarter described above. While this trend was consistent among all regions and all product categories, net sales of contact lenses, lens care products and pharmaceuticals in the United States (which are marketed primarily to health product retailers, mass merchandisers, wholesalers and distributors) and net sales of contact lenses and lens care products in Japan (which are marketed primarily to distributors), were the main drivers.

The Company closely monitors and evaluates customer incentives and other customer programs, such as extended credit terms. Should the Company determine that certain customer programs result in excessive levels of inventory in certain channels of trade (such as retailers, mass merchandisers, wholesalers and distributors) or the risks and rewards have not transferred to the customer, net sales in conjunction with the associated programs would be accounted for as consignment sales. Vision care sales in BL Korea from 2002 through 2005; certain vision care transactions with a single distributor in Thailand; vision care transactions with two large distributors in Japan; and vision care and cataract transactions with the distributor network in India were accounted for as consignment sales. The previously described consignment sales accounting remained in effect throughout 2006, except for the vision care transactions in Japan. Effective the beginning of the Company’s fourth quarter, sales to Japan’s two large distributors were recorded as revenue, generally upon delivery, since inventory levels at the distributors were no longer considered excessive and all the risks and rewards of ownership had transferred. See Item 8. Financial Statements and Supplementary Data under Note 1 — Significant Accounting Policies of this Annual Report on Form 10-K for a further discussion of the Company's revenue recognition policy. Reductions to gross revenues for customer incentive programs, provisions for product returns and other contra-revenue items represented approximately 13 percent, 12 percent and 10 percent of gross customer sales in 2006, 2005 and 2004, respectively.

Provisions for Uncollectible Trade Receivables The Company records and maintains provisions for uncollectible accounts based upon historical experience, the length of time the receivable has been outstanding and the financial condition of the customer. The Company continuously analyzes and monitors customer account activity and records a specific provision, increasing the Company’s estimate for uncollectible accounts, when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s overall financial condition. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. If the financial condition of customers were to deteriorate, thereby resulting in an inability to make payments, additional allowances could be required. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon customer payment history and current creditworthiness, as determined by the Company's review of customers' current credit information. The change in the provision for doubtful accounts decreased 2006 and 2004 operating income by $4. In 2005, the change in the provision for doubtful accounts increased operating income by $1.
The Company considers all available information in its quarterly assessments of the adequacy of the reserves for uncollectible accounts. If the provision for uncollectible trade receivables were to change by one percentage point of the Company's gross trade receivables, operating income is estimated to increase or decrease by less than $5.

Inventory Allowances The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. These reserves are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required. The Company values its inventory at the lower of cost or net realizable market values. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the next twelve months. Several factors may influence the realizability of its inventories, including decisions to exit a product line, technological change and new product development. These factors could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. If in the future, the Company determined that its inventory was overvalued, it would be required to recognize such costs in cost of products sold at the time of such determination. Likewise, if the Company determined that its inventory was undervalued, cost of products sold in previous periods could have been overstated and the Company would be required to recognize such additional operating income at the time of sale. While such inventory losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same loss rates that it has in the past. Therefore, although the Company makes every effort to ensure the accuracy of forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and its reported operating results. The Company recorded $36, $25 and $18 in provisions to the Statements of Income for excess, slow moving and obsolete inventory in 2006, 2005, and 2004, respectively. At this time, management does not believe that anticipated product launches would have a material adverse effect on the recovery of the Company's existing net inventory balances. If the inventory allowance were to change by one percentage point of the Company's gross inventory, operating income is estimated to increase or decrease by less than $3.

Fair Value of Assets The Company assesses the carrying value of its identifiable intangible assets, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable, or at least annually in the case of goodwill. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of the underlying assets; and significant adverse industry or market economic trends. In the event that the carrying value of assets is determined to be unrecoverable, the Company would estimate the fair value of the assets or reporting unit and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes and scenarios. The Company's policy is consistent with the current accounting guidance as prescribed by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets (SFAS No. 142) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). See Item 8. Financial Statements and Supplementary Data under Note 1 — Significant Accounting Policies of this Annual Report on Form 10-K for a further discussion of SFAS No. 142 and SFAS No. 144. The Company also assesses the fair value of identifiable intangible assets, long-lived assets, goodwill and purchased in-process research and development at the inception of an acquisition.

Stock-Based Compensation Prior to January 1, 2006, the Company accounted for share-based awards granted under the Company’s stock compensation programs using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB No. 25) and SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under the intrinsic value method, no share-based compensation cost related to stock options had been recognized in the Company’s Statements of Income, as the exercise price was equal to the market value of the Company’s Common stock on the grant date. As a result, the recognition of share-based cost was generally limited to the expense attributed to restricted stock awards and stock option modifications. As permitted under SFAS No. 123, the Company reported pro-forma disclosures presenting net income and earnings per share as if it had used the fair value recognition provisions of SFAS No. 123 in the Notes to the Financial Statements.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R) using the modified prospective transition method. Under this method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted after the effective date and for all awards previously granted that remained unvested on the effective date. Compensation cost related to the unvested portion of previously granted awards is based on grant-date fair value estimated in accordance with the the provisions of SFAS No. 123. Compensation cost for awards granted after the effective date is based on the grant-date fair value estimated in accordance with SFAS No. 123(R).
Stock-based compensation expense and disclosures are dependent on assumptions used in calculating the fair value of each stock option award estimated on the date of grant using the Black-Scholes option pricing model. These assumptions include the expected term of the stock option granted, expected volatility of the Company’s stock, risk-free interest rates and dividend yield rates. The Company’s estimates of these assumptions typically are based on historical experience and currently available market data. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect its future stock-based compensation expense and disclosures.
In accordance with the modified prospective transition method, results for prior periods have not been restated. Share-based compensation cost recognized under SFAS No. 123(R) for the year ended December 30, 2006 was $8 and included $10 of expense associated with stock options and $3 of expense related to time-based restricted stock awards offset by $5 of mark-to-market adjustments associated with the Company’s Restricted Stock Deferred Compensation Plan. See Item 8. Financial Statements and Supplementary Data under Note 15 — Employee Stock Plans of this Annual Report on Form 10-K for further detail on the impact of SFAS No. 123(R).

Deferred Tax Assets and Reserves The Company evaluates the recoverability of its deferred tax assets on an ongoing basis. This evaluation includes assessing the available positive and negative evidence to determine whether, based on its judgment, the Company believes the assets, or some portion thereof, are more likely than not to be realized. To the extent the Company does not believe the assets will more likely than not be realized, a valuation allowance is recorded. In determining whether, and to what extent, a valuation allowance is required, the Company considers whether it will have sufficient taxable income in the appropriate period and jurisdiction which is also of the appropriate character. Potential sources of taxable income that are evaluated include: (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies that would be implemented, if necessary. Should the Company determine that it is more likely than not it will realize its deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance. Generally, this would result in a corresponding increase to income. Conversely, if the Company determined that it would not be able to realize its deferred tax assets, an adjustment would be required to increase the valuation allowance. Generally, this would result in a decrease to income. Additional tax expense related to changes in the valuation allowance were $31, $121 and $21 in 2006, 2005 and 2004, respectively.
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

Employee Benefits The Company's benefit plans include defined benefit pension plans, defined contribution plans and a participatory defined benefit postretirement plan. The determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits the employees earn while working, as well as the present value of those benefits. Inherent in these valuations are economic assumptions including expected returns on plan assets, discount rates at which liabilities could be settled, rates of increase of health care costs, rates of future compensation increases as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates or longer or shorter life spans of participants. Actual results that differ from the actuarial assumptions used are recorded as actuarial gains and losses. The net actuarial losses for the Company’s defined benefit pension plans and defined benefit postretirement plan as of December 30, 2006 were $82 and $24, respectively. Net actuarial losses decreased $30 from 2005 for the defined benefit pension plans primarily due to improved asset returns and increases in the discount rates used to determine benefit obligations. Net actuarial losses increased in 2006 for the postretirement benefit plan as a result of increases in medical costs, which exceeded the actuarial gains realized from improved asset returns and an increase in the discount rate. Net actuarial gains and losses that exceed 10 percent of the greater of the plan’s projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements. The Company reviews the assumptions annually and makes any necessary changes. The following is a discussion of the most significant estimates and assumptions used in connection with the Company's U.S. employee benefit plans. See Item 8. Financial Statements and Supplementary Data under Note 14 — Employee Benefits of this Annual Report on Form 10-K for additional information on the Company’s benefit plans.
The expected return on plan assets for the Company's U.S. defined benefit pension plan for 2006 was 8.5 percent and for the defined benefit postretirement plan was 7.5 percent. The fair value of plan assets in the Company's U.S. pension and postretirement benefit plans comprise approximately 70 percent of the fair value of all Company defined benefit plan assets. The expected return reflects the average rate of earnings expected on the funds invested to provide for the benefits included in the benefit obligations. The expected return was developed using forward-looking return assumptions for equity and fixed income asset classes taking into consideration the plan’s mix of actively and passively managed investments. The expected return developed in 2006 was 25 basis points lower than the expected return of 8.75 percent developed in 2005. The expected return for the postretirement benefit plan is based on the expected return for the U.S. pension plan, reduced by one percent to reflect an estimate of additional administrative costs. A one percentage point change in the expected return on plan assets would result in an increase or decrease in employee benefit costs of approximately $2.
The discount rate reflects the current rate at which the benefit plan liabilities could be effectively settled considering the timing of expected payments for plan participants. The discount rate used for the U.S. pension and postretirement benefit plans increased to 5.75 percent in 2006 from 5.5 percent in 2005 due to changes in market interest rate conditions. The discount rate for the U.S. plans, which comprise approximately 70 percent of the Company’s benefit plan obligations, is based on the Moody’s Aa Corporate Bond Index. The reasonableness of the discount rate was verified through the use of a cash flow model that calculated a discount rate by matching the estimated plan cash flows to the average of pension yield curves constructed of a large population of high quality non-callable corporate bonds. If the discount rate were to decrease by one percent for the U.S. pension and postretirement plans, the plan liabilities would increase by approximately $37 and the expense would increase by approximately $3.
The most important estimate associated with the Company's postretirement plan is the assumed health care cost trend rate. A one-percentage point change in this estimate would increase or decrease the benefit obligation by approximately $10 and the expense would increase or decrease by approximately $1.

Derivative Financial Instruments and Hedging Activity The Company, as a result of its global operating and financing activities, is exposed to changes in interest rates and foreign currency exchange rates that may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rates and foreign currency exchange rates primarily through its use of derivatives. The Company enters into financial derivative instruments only for the purpose of managing those risks and thereby reducing volatility in income. Derivative instruments utilized as part of the Company's risk management strategy may include interest rate swaps, locks and caps, and foreign exchange forward contracts and options. All derivatives are recognized on the balance sheet at fair value. The Company establishes the fair value of its derivatives using quoted market prices, which is the preferred method of establishing fair value as prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company uses the quoted market price of an instrument with similar characteristics if none exists for its derivative. Additionally, the Company may also use prescribed valuation techniques such as discounted future cash flows, option pricing models or matrix pricing models to establish fair value in the event quoted market prices of the derivative or of an instrument with similar characteristics are not available. The fair value (also the carrying value) of foreign exchange instruments and interest rate instruments were a net receivable of $8 and a net payable of $1 as of December 30, 2006, respectively, and were each a net payable of $2 at December 31, 2005. The Company does not employ leveraged derivative instruments, nor does it enter into derivative instruments for trading or speculative purposes. In using derivative instruments, the Company is exposed to credit risk. The Company's derivative instrument counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty risk by requiring specific minimum credit standards, diversification of counterparties, and by regularly monitoring credit ratings of its counterparties.

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

New Accounting Guidance In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. While our analysis is not yet complete, we expect the adoption of FIN 48 will result in a reduction of approximately $5 to $10 in tax liabilities currently reflected in the Company's 2006 Balance Sheet.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position, which is consistent with the measurement date for the Company’s defined benefit plans. SFAS No. 158 made no changes to the recognition of expense. SFAS No. 158 was effective as of the fiscal year ending December 30, 2006. The impact of adopting the provisions of SFAS No. 158 is shown in the table below:

	Before Adoption of SFAS No. 158	SFAS No. 158 Adoption Adjustments	After Adoption of SFAS No. 158
Other long-term assets	$3	$(1)	$2
Deferred tax assets	20	4	24
Accrued compensation	(38)	35	(3)
Pension and other benefit liabilities	(80)	(70)	(150)
Accumulated other comprehensive loss, net of tax	51	32	83

The adoption of SFAS No. 158 had no impact on financial covenant compliance included in the Company’s debt agreements.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement did not have any impact on the Company's consolidated financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of 2008.

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words “anticipate”, “appears”, “foresee”, “should”, “expect”, “estimate”, “project”, “will”, “are likely” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future Company performance, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions and in many cases those with a material impact, have, in many but not all cases, been identified in connection with specific forward-looking statements. Forward-looking statements are subject to risks and uncertainties including, without limitation: the inability of the Company to achieve the various marketing and selling objectives described above or to achieve the stabilization of expenses described above; the inability to successfully return the Company’s lens care products to certain markets; changes in the competitive landscape; the inability to recoup lost market share; general global and local economic, political and sociological conditions including, without limitation, periods of localized disease outbreak and the effect on economic, commercial, social and political systems caused by natural disasters (such as, without limitation, earthquakes, hurricanes/typhoons, tornadoes and tsunamis); changes in such conditions; the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the Company’s businesses compete; effects of war or terrorism; changing currency exchange rates; the general political climate existing between and within countries throughout the world; events affecting the ability of the Company to timely deliver its products to customers, including those which affect the Company’s carriers’ ability to perform delivery services; changing trends in practitioner and consumer preferences and tastes; changes in technology; medical developments relating to the use of the Company’s products; competitive conditions, including entries into lines of business of the Company by new or existing competitors, some of whom may possess resources equal to or greater than those of the Company; the impact of product performance or failure on other products and business lines of the Company; success of the Company's compliance initiatives to detect and prevent violations of law or regulations; the results of pending or future investigations by the Company of alleged failure of the Company to comply with applicable laws or regulations; legal proceedings initiated by or against the Company, including those related to securities and corporate governance matters, products and product liability, commercial transactions, patents and other intellectual property, whether in the United States or elsewhere throughout the world; the impact of Company performance on its financing costs; enactment of new legislation or regulations or changes in application or interpretation of existing legislation or regulations that affect the Company; changes in government regulation of the Company’s products and operations; the Company's compliance with, and changes in governmental laws and regulations relating to the import and export of products; government pricing changes and initiatives with respect to healthcare products in the United States and throughout the world; changes in private and regulatory schemes providing for the reimbursement of patient medical expenses; changes in the Company’s credit ratings or the cost of access to sources of liquidity; the Company’s ability to maintain positive relationships with third-party financing resources; the financial well-being and commercial success of key customers, development partners and suppliers; changes in the availability of and other aspects surrounding the supply of raw materials used in the manufacture of the Company’s products; changes in tax rates or policies or in rates of inflation; the uncertainty surrounding the future realization of deferred tax assets; changes in accounting principles and the application of such principles to the Company; the performance by third parties upon whom the Company relies for the provision of goods or services; the ability of the Company to successfully execute marketing strategies; the ability of the Company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies in the United States and throughout the world; the ability of the Company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations in the United States and throughout the world; investment in research and development; difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products; the successful completion and integration of acquisitions by the Company; the successful relocation of certain manufacturing processes; the Company’s implementation of changes in internal controls; the Company’s success in the process of management testing, including the evaluation of results, and auditor attestation of internal controls, as required under the Sarbanes-Oxley Act of 2002; the occurrence of a material weakness in the Company’s internal controls over financial reporting, which could result in a material misstatement of the Company’s financial statements; the Company’s ability to correct any such weakness; the Company’s success in introducing and implementing its enterprise-wide information technology initiatives, including the corresponding impact on internal controls and reporting; the effect of changes within the Company’s organization, including the selection and development of the Company’s management team and such other factors as are described in greater detail in the Company’s filings with the Securities and Exchange Commission, including, without limitation, Item 1-A. Risk Factors of this 2006 Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The section entitled Market Risk as set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Statements of Income

For the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004 Dollar Amounts in Millions - Except Per Share Data	2006	2005	2004
Net Sales	$2,292.4	$2,353.8	$2,233.5

Costs and Expenses
Cost of products sold	1,004.5	983.1	929.2
Selling, administrative and general	977.3	909.7	862.7
Research and development	196.6	177.5	162.5
	2,178.4	2,070.3	1,954.4
Operating Income	114.0	283.5	279.1

Other (Income) Expense
Interest and investment income	(31.3)	(20.1)	(13.8)
Interest expense	72.1	52.8	49.6
Foreign currency, net	5.7	4.4	0.6
	46.5	37.1	36.4
Income before Income Taxes and Minority Interest	67.5	246.4	242.7
Provision for income taxes	53.8	221.4	83.8
Minority interest in subsidiaries	(1.2)	5.8	5.0

Net Income	$14.9	$19.2	$153.9

Basic Earnings Per Share	$0.28	$0.36	$2.94
Average Shares Outstanding - Basic (000s)	53,837	53,146	52,433

Diluted Earnings Per Share	$0.27	$0.35	$2.83
Average Shares Outstanding - Diluted (000s)	55,119	55,684	54,504
See Notes to Financial Statements

Balance Sheets

December 30, 2006 and December 31, 2005 Dollar Amounts in Millions - Except Per Share Data	2006	2005
Assets
Cash and cash equivalents	$499.9	$720.6
Trade receivables, less allowances of $17.0 and $16.2, respectively	444.7	491.7
Inventories, net	237.4	219.8
Other current assets	160.0	124.6
Deferred income taxes	60.1	71.2
Total Current Assets	1,402.1	1,627.9

Property, Plant and Equipment, net	633.2	604.4
Goodwill	846.2	799.0
Other Intangibles, net	278.2	273.8
Other Long-Term Assets	102.4	100.3
Deferred Income Taxes	16.7	11.0
Total Assets	$3,278.8	$3,416.4

Liabilities and Shareholders' Equity
Notes payable	$2.7	$0.2
Current portion of long-term debt	134.4	161.2
Accounts payable	83.2	88.1
Accrued compensation	118.5	126.0
Accrued liabilities	386.5	495.5
Federal, state and foreign income taxes payable	145.7	137.7
Deferred income taxes	0.8	1.5
Total Current Liabilities	871.8	1,010.2

Long-Term Debt, less current portion	698.3	831.2
Pension and Other Benefit Liabilities	176.0	137.9
Other Long-Term Liabilities	10.5	8.0
Deferred Income Taxes	110.2	120.7
Total Liabilities	1,866.8	2,108.0

Minority Interest	17.2	24.5

Commitments and Contingencies (Note 17)

Common Stock, par value $0.40 per share, 200 million shares authorized 60,457,108 shares issued (60,427,172 shares in 2005)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 187,694 shares issued (253,699 shares in 2005)	-	-
Capital in Excess of Par Value	117.9	102.4
Common and Class B Stock in Treasury, at cost, 6,715,647 shares (6,741,731 shares in 2005)	(354.7)	(356.3)
Retained Earnings	1,458.3	1,471.6
Accumulated Other Comprehensive Income	149.2	50.9
Other Shareholders' Equity	-	(8.8)
Total Shareholders' Equity	1,394.8	1,283.9
Total Liabilities and Shareholders' Equity	$3,278.8	$3,416.4

See Notes to Financial Statements

Statements of Cash Flows
For the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004 Dollar Amounts in Millions	2006	2005	2004
Cash Flows from Operating Activities
Net Income	$14.9	$19.2	$153.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	100.5	98.5	99.4
Amortization	30.1	27.3	24.9
Deferred income taxes	(11.4)	93.2	(21.4)
Stock-based compensation expense	8.1	5.3	10.2
Tax benefits associated with exercise of stock options	-	16.9	16.1
Gain from sale of investments available-for-sale	(0.4)	-	(0.3)
Loss on divestiture of German Woehlk contact lens business	-	2.3	-
Loss on retirement of fixed assets	0.8	2.4	11.0
Changes in Assets and Liabilities [1]
Trade receivables	67.6	5.4	(18.9)
Inventories	(8.4)	(16.3)	11.9
Other current assets	(28.9)	(17.2)	11.9
Other long-term assets, including equipment on operating lease	(7.4)	(2.7)	(21.6)
Accounts payable and accrued liabilities	(63.3)	(31.9)	59.3
Income taxes payable	5.1	27.7	(24.4)
Other long-term liabilities	18.0	9.3	(27.5)
Net Cash Provided by Operating Activities [1]	125.3	239.4	284.5

Cash Flows from Investing Activities
Capital expenditures	(107.7)	(116.0)	(118.9)
Net cash paid for acquisition of businesses and other intangibles	(50.8)	(236.7)	(2.1)
Purchase of available-for-sale securities	-	-	(43.4)
Cash received from sale of investments available-for-sale	0.6	-	44.0
Other	1.4	(0.4)	(1.3)
Net Cash Used in Investing Activities	(156.5)	(353.1)	(121.7)

Cash Flows from Financing Activities
Repurchases of Common and Class B shares	(3.2)	(45.1)	(79.0)
Exercise of stock options	0.4	69.6	77.8
Net repayments of notes payable	0.1	(2.1)	0.3
Repayment of long-term debt	(161.7)	(325.7)	(196.6)
Proceeds from issuance of debt	1.3	676.7	0.1
Net distributions to minority interests	(6.3)	(3.8)	(4.2)
Payment of dividends	(28.8)	(28.1)	(27.6)
Net Cash Provided by (Used in) Financing Activities	(198.2)	341.5	(229.2)

Effect of exchange rate changes on cash and cash equivalents	8.7	(9.0)	5.6
Net Change in Cash and Cash Equivalents	(220.7)	218.8	(60.8)

Cash and Cash Equivalents, Beginning of Year	720.6	501.8	562.6
Cash and Cash Equivalents, End of Year	$499.9	$720.6	$501.8

Supplemental Cash Flow Disclosures
Cash paid for interest (net of portion capitalized)	$53.6	$44.9	$48.3
Net cash payments for income taxes	88.9	82.1	115.2

Supplemental Schedule of Non-Cash Financing Activities
Dividends declared but not paid	$7.1	$7.1	$6.9

1 Exclusive of acquisitions.

See Notes to Financial Statements

St    Statements of Changes in Shareholders' Equity

For the Years Ended December 30, 2006, December 31, 2005 and December 25, 2004 Dollar Amounts in Millions	Total	Common and Class B Stock [1,2]	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Compre-hensive (Loss) Income	Other Shareholders' Equity
Balance at December 27, 2003	$1,160.8	$24.1	$109.4	$(426.2)	$1,354.1	$107.5	$(8.1)
Components of comprehensive income
Net income	153.9	-	-	-	153.9	-	-
Currency translation adjustments	63.7	-	-	-	-	63.7	-
Reclassification adjustment into net income for net loss on cash flow hedges	1.9	-	-	-	-	1.9	-
Minimum additional pension liability	(5.3)	-	-	-	-	(5.3)	-
Total comprehensive income	214.2
Net change in shares under employee plans (45,300 shares)	(6.3)	-	(4.1)	-	-	-	(2.2)
Treasury shares issued under employee plan (1,986,353 shares)	97.6	-	-	97.6	-	-	-
Treasury shares repurchased (1,293,625 shares)	(79.2)	-	-	(79.2)	-	-	-
Activity related to deferred stock awards held by the rabbi trust under a deferred compensation program	(1.1)	-	0.3	(1.4)	-	-	-
Amortization of unearned compensation	4.4	-	-	-	-	-	4.4
Dividends [3]	(27.6)	-	-	-	(27.6)	-	-
Balance at December 25, 2004	$1,362.8	$24.1	$105.6	$(409.2)	$1,480.4	$167.8	$(5.9)
Components of comprehensive income
Net income	19.2	-	-	-	19.2	-	-
Currency translation adjustments	(100.2)	-	-	-	-	(100.2)	-
Reclassification adjustment into net income for net loss on cash flow hedges	3.3	-	-	-	-	3.3	-
Minimum additional pension liability	(20.0)	-	-	-	-	(20.0)	-
Total comprehensive income	(97.7)
Net change in shares under employee plans (89,750 shares)	(10.1)	-	(3.8)	-	-	-	(6.3)
Treasury shares issued under employee plans (1,790,096 shares)	100.9	-	-	100.9	-	-	-
Treasury shares repurchased (600,464 shares)	(44.9)	-	-	(44.9)	-	-	-
Activity related to deferred stock awards held by the rabbi trust under a deferred compensation program	(2.5)	-	0.6	(3.1)	-	-	-
Amortization of unearned compensation	3.4	-	-	-	-	-	3.4
Dividends [3]	(28.0)	-	-	-	(28.0)	-	-

Balance at December 31, 2005	$1,283.9	$24.1	$102.4	$(356.3)	$1,471.6	$50.9[5]	$(8.8)
Components of comprehensive income
Net income	14.9	-	-	-	14.9	-	-
Currency translation adjustments	111.7	-	-	-	-	111.7	-
Reclassification adjustment into net income for net loss on cash flow hedges	2.3	-	-	-	-	2.3	-
Unrealized holding gain on available-for-sale securities	3.5	-	-	-	-	3.5	-
Minimum additional pension liability	12.7	-	-	-	-	12.7	-
Total comprehensive income [4]	145.1
Adjustment to adopt SFAS No. 158	(31.9)	-	-	-	-	(31.9)	-
Adjustment to adopt SFAS No. 123(R)	-	-	(8.8)	-	-	-	8.8
Net change in shares under employee plans (57,000 shares)	(2.2)	-	(2.2)	-	-	-	-
Recognition of share-based compensation in accordance with SFAS No. 123(R)	13.8	-	13.8	-	-	-	-
Treasury shares issued under employee plans (158,718 shares)	8.4	-	-	8.4	-	-	-
Treasury shares repurchased (132,634 shares)	(6.8)	-	-	(6.8)	-	-	-
Activity related to deferred stock awards held by the rabbi trust under a deferred compensation program [6]	12.7	-	12.7	-	-	-	-
Dividends [3]	(28.2)	-	-	-	(28.2)	-	-
Balance at December 30, 2006	$1,394.8	$24.1	$117.9	$(354.7)	$1,458.3	$149.2[5]	$-

[1]	There are also 10 thousand shares of $100 par value 4 percent cumulative preferred stock authorized, none of which has been issued.
2  There are also 25 million shares of $1 par value Class A preferred stock authorized, none of which has been issued.
3  Cash dividends of $0.52 per share were declared on Common and Class B stock in 2004, 2005 and 2006.
[4]
Total comprehensive income was reported net of any related tax effects. The income tax benefit for minimum additional pension liability for the year ended December 30, 2006 was $23.7. There was no income tax benefit or expense related to currency translation adjustments and reclassification adjustments for net loss on cash flow hedges as a result of the Company incurring a U.S. net operating loss in 2006.

[5]
Accumulated other comprehensive income was $149.2 at December 30, 2006 and included the following accumulated income (loss) amounts: currency translation adjustment, $227.9; net unrealized holding gain, $4.1; minimum additional pension liability, $(82.8). Accumulated other comprehensive income was $50.9 at December 31, 2005 and included the following accumulated income (loss) amounts: currency translation adjustment, $116.2; net loss on cash flow hedges, $(1.7); and minimum additional pension liability, $(63.6).

[6]
Reflects the reclassification of the deferred compensation liability into equity as a result of the May 2006 Plan amendment requiring all future distributions of participant deferrals be settled only in shares.

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

Principles of Consolidation The financial statements include all majority-owned U.S. and non-U.S. subsidiaries. The consolidation of non-wholly owned subsidiaries results in the recognition of minority interest on the Balance Sheets and Statements of Income representing the minority shareholders’ interest in the net assets and net income of such subsidiaries. Intercompany accounts, transactions and profits are eliminated. The fiscal year is the 52- or 53-week period ending the last Saturday in December.

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

Inventories Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value to properly reflect inventory at the lower of cost or market. Allowances for excess, slow moving and obsolete inventory were $28.3 and $30.9 as of December 30, 2006 and December 31, 2005, respectively.

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

Goodwill and Other Intangibles The Company’s policy is in accordance with current accounting guidance as prescribed by SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets (SFAS No. 142). The Company accounts and evaluates its goodwill balances and tests them for impairment in accordance with the provisions of SFAS No. 142. The Company performs an annual impairment test of goodwill during its fourth fiscal quarter and when an event occurs or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying amount. The impairment test compares the carrying value of the Company’s reporting units to their respective fair values. The Company’s business segments have been identified as the reporting units. Fair value is based on the average of the indications of value derived from the income and market approaches, weighted equally. The income approach measures the fair value by discounting expected cash flows by reporting unit to their present value at a rate of return that is commensurate with their inherent risk. The market approach measures the fair value by analyzing and comparing the operating performance and financial condition of public companies within the ophthalmic pharmaceutical industry and companies subject to similar market conditions adjusted for differences in profitability, financial position, products and markets. The Company completed its annual impairment test on each of its reporting units during the fourth quarters of 2006 and 2005. As the carrying value (including goodwill) of each of the Company's reporting units was less than their respective fair values, goodwill was not considered to be impaired.
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
As explained in Note 21 — Market Withdrawal of MoistureLoc Lens Care Solution, the Company announced a worldwide voluntary recall of MoistureLoc lens care solution on May 15, 2006. The Company determined that this event would more likely than not reduce the fair value of a reporting unit. The Company revised the 2005 fair values of each of the reporting units to reflect the anticipated impact of the MoistureLoc recall and concluded that the probability of the voluntary recall reducing the fair value of any reporting unit below its carrying amount was remote. In addition, the Company performed a separate analysis as it relates to its acquisition of Freda in the fourth quarter of 2005 and determined that the fair value of Freda exceeded its carrying value.

Revenue Recognition and Related Provisions and Allowances The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy (SAB No. 104), Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, AICPA Statement of Position (SOP) No. 97-2, Software Revenue Recognition, and other applicable revenue recognition guidance and interpretations.
The Company markets products in five categories: contact lens, lens care, pharmaceuticals, cataract and vitreoretinal, and refractive. The Company recognizes revenue for each of these product categories when it is realized or realizable and earned and when substantially all the risks and rewards of ownership have transferred to the customer. Revenue is considered realized and earned when:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the Company's price to its customers is fixed or determinable; and
•	collection of the resulting receivable is reasonably assured.

In addition to the Company’s sales force, distributors and wholesalers are utilized to market and distribute the Company’s products to secondary customers. Revenue from distributors and wholesalers must meet all of the revenue recognition criteria previously discussed. The Company’s revenue recognition policy requires that based on the distributor’s anticipated sell-through, a reasonable base amount of inventory must be established for each distributor or wholesaler that represents a significant amount of the Company’s business. This base amount of inventory is used as a benchmark in assessing total inventory available to secondary customers. In certain transactions with distributors and wholesalers, substantially all the risks and rewards of ownership do not transfer upon delivery and, accordingly, such shipments are accounted for as consignment sales. For the previously described consignment sales, the Company invoices the distributor or wholesaler upon shipment, records deferred revenue at gross invoice sales price and classifies the inventory held by the distributors or wholesalers as consignment inventory at the Company’s cost of such inventory. Deferred revenue for consignment sales was $9.9 and $33.1 as of December 30, 2006 and December 31, 2005, respectively. Balances are included in Accrued Liabilities on the Balance Sheets. Associated consignment inventory was $2.8 and $7.9 as of December 30, 2006 and December 31, 2005, respectively. Balances are included in Inventories on the Balance Sheets. The Company recognizes revenue (net of discounts, rebates, sales allowances and accruals for returns, all of which involve significant estimates and judgments) when the risks and rewards of ownership have transferred but not later than when such inventory is sold to the wholesalers’ or distributors' customers. Also, as explained in the paragraph below entitled Cataract and Vitreoretinal, and Refractive, the Company offers IOLs to surgeons and hospitals on a consignment basis and recognizes revenue when the IOL is implanted during surgery and not upon shipment to the surgeon.
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
The Company maintains provisions for uncollectible accounts based upon historical experience, the length of time the receivable has been outstanding and the financial condition of the customer. The Company continuously analyzes and monitors customer account activity and, when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s overall financial condition, records a specific provision. Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.
Some of the Company's sales programs are unique to a specific product category and are discussed below.

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

Cataract and Vitreoretinal, and Refractive The cataract and vitreoretinal category includes intraocular lenses (IOLs), phacoemulsification and vitreoretinal surgical equipment and related disposable products, hand-held surgical instruments, viscoelastics and other products used in cataract and vitreoretinal surgery. The refractive category includes lasers, microkeratomes, diagnostic equipment, other products used in refractive surgery and service fees. These products are marketed to ophthalmic surgeons, hospitals, ambulatory surgery centers or vision centers, and distributors. In these product categories, the Company will market disposable and consumable products either individually or in combination with equipment. If sold in combination with equipment, the Company allocates revenue to the separate revenue elements in accordance with EITF 00-21. In addition, the Company provides post contract customer support associated with lasers which is recorded in accordance with SOP No. 97-2. Revenues from equipment sales are recorded either at the time risk of loss passes to the customer or, in the case of lasers, upon customer acceptance for outright sales and sales-type leasing arrangements, or over the lease term for operating leases in accordance with SAB No. 104 and SFAS No. 13, Accounting for Leases. Customer acceptance is evidenced by a certificate of installation. The Company offers 12-month warranties on equipment and records a reserve at the time of sale for the cost associated with the warranty in accordance with SFAS No. 5, Accounting for Contingencies. Also in the cataract and vitreoretinal product category, the Company offers IOLs to surgeons and hospitals on a consignment basis. In accordance with SAB No. 104, the Company recognizes revenue for consignment inventory when the IOL is implanted during surgery and not upon shipment to the surgeon.

Advertising Expense External costs incurred in producing media advertising are expensed the first time the advertising takes place. At December 30, 2006 and December 31, 2005, $2.2 and $2.8 of deferred advertising costs, respectively, were reported as other current assets representing primarily production and design costs for advertising to be run in the subsequent fiscal year. Advertising expenses of $229.1, $212.4 and $205.7 were included in selling, administrative and general expenses for 2006, 2005 and 2004, respectively. Advertising expense for 2006 and 2005 included $1.7 and $4.5, respectively, of expense associated with an announcement of the voluntary recall of MoistureLoc lens care solution from worldwide markets (see Note 21 — Market Withdrawal of MoistureLoc Lens Care Solution).

Research and Development Costs Internal research and development costs, which are primarily comprised of direct salaries, external consulting fees and occupancy costs, are expensed as incurred. Third-party research and development costs are expensed as the contracted work is performed. Where certain milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed as the milestone results are achieved, up to the point of certain regulatory approvals. In the event payments are made to third parties subsequent to certain regulatory approvals, they are either expensed or capitalized depending upon the nature of the payment. For example, royalty payments are expensed, whereas payments to purchase an associated intangible asset are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in other intangibles, net of accumulated amortization (see Note 7 — Acquired Intangible Assets).

Legal Fees Legal fees are expensed as incurred.

Stock-Based Compensation The Company adopted the provisions of SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123(R)), on January 1, 2006 applying the modified prospective transition method upon adoption. Under this method, compensation cost is recognized beginning on the effective date for all share-based payments granted after the effective date and for all awards previously granted that remained unvested on the effective date. Compensation cost related to the unvested portion of previously granted awards is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Compensation cost for awards granted after the adoption date is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods do not reflect the recognition of stock-based compensation in accordance with the provisions of SFAS No. 123(R). The Company estimates the grant-date fair value using the Black-Scholes option pricing model.

The Company grants stock options to its key employees and non-employee directors under several stock-based compensation plans, with employee grants typically vesting ratably over three years and expiring ten years from the date of grant. Vesting is contingent upon a continued employment relationship with the Company. Director stock option grants are made pursuant to a formula and are vested 100 percent after one year. In addition, the Company issues restricted stock awards to officers and other key personnel with vesting periods up to seven years based on continued employment until applicable vesting dates and, prior to 2005, the attainment of specific performance goals. See Note 15 — Employee Stock Plans for further discussion regarding the Company’s long-term incentive plan and its provisions.

Comprehensive Income The Company defines comprehensive income as net income plus the sum of currency translation adjustments, unrealized gains/losses on derivative instruments, unrealized holding gains/losses on securities and minimum pension liability adjustments (collectively "other comprehensive income") and presents comprehensive income in the Statements of Changes in Shareholders' Equity.

Foreign Currency For most subsidiaries outside the United States, the local currency is the functional currency, and translation adjustments are accumulated as a component of other comprehensive income. The accumulated income balances of currency translation adjustments were $227.9, $116.2 and $216.4 at the end of 2006, 2005 and 2004, respectively.
For subsidiaries that operate in U.S. dollars, the U.S. dollar is the functional currency, and gains and losses that result from remeasurement are included in income. Foreign currency translation resulted in gains of $0.5 and $16.6 in 2006 and 2004, respectively, and a loss of $1.5 in 2005.
The Company hedges certain foreign currency transactions, firm commitments and net assets of certain non-U.S. subsidiaries by entering into foreign exchange forward contracts. Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded in income. The effects of foreign currency transactions, including related hedging activities, were losses of $6.2, $2.9 and $17.2 in 2006, 2005 and 2004, respectively.

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
Upon entering into a derivative contract, the Company may designate, as appropriate, the derivative as a fair value hedge, cash flow hedge, foreign currency hedge or hedge of a net investment in a foreign operation. At inception, the Company formally documents the relationship between the hedging instrument and underlying hedged item, as well as risk management objective and strategy. In addition, the Company assesses, both at inception and on an ongoing basis, whether the derivative used in a hedging transaction is highly effective in offsetting changes in the fair value or cash flow of the respective hedged item. If it is determined that a derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting prospectively.
Fair value hedges may be employed by the Company to hedge changes in the fair value of recognized financial assets or liabilities or unrecognized firm commitments. Changes in the fair value of the derivative instrument and the hedged item attributable to the hedged risk are recognized in income, and will generally be offsetting. The Company attempts to structure fair value hedges so as to qualify for the shortcut method of hedge effectiveness testing, thereby assuming no ineffectiveness in the hedge relationship. In the event it is determined that the hedging relationship no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recorded in income. Upon termination of a derivative in an effective fair value hedge, any associated gain or loss will be an adjustment to income over the remaining life of the hedged item, if any.

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
The Company enters into foreign exchange forward contracts, with terms normally lasting less than 12 months, to hedge against foreign currency transaction gains and losses on foreign currency denominated assets and liabilities based on changes in foreign currency spot rates. Although allowable, a hedging relationship for this risk has not been designated, as designation would not achieve different financial reporting results. Foreign exchange forward contracts within this category are carried on the balance sheet at fair value with changes in fair value recorded in income.

Deferred Tax Assets and Reserves The Company evaluates the recoverability of its deferred tax assets on an ongoing basis. This evaluation includes assessing the available positive and negative evidence to determine whether, based on its judgment, the Company believes the assets, or some portion thereof, are more likely than not to be realized. To the extent the Company does not believe the assets will more likely than not be realized, a valuation allowance is recorded. In determining whether, and to what extent, a valuation allowance is required, the Company considers whether it will have sufficient taxable income in the appropriate period and jurisdiction which is also of the appropriate character. Potential sources of taxable income that are evaluated include: (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies that would be implemented, if necessary. Should the Company determine that it is more likely than not that the Company will realize its deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance. Generally, this would result in a corresponding increase to income. Conversely, if the Company determined that it would not be able to realize its deferred tax assets, an adjustment would be required to increase the valuation allowance. Generally, this would result in a decrease to income. Additional tax expense related to changes in the valuation allowance was $30.9, $121.3 and $21.3 in 2006, 2005 and 2004, respectively.
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

Minority Interest The consolidation of non-wholly owned subsidiaries results in the recognition of minority interest on the consolidated Balance Sheets and Statements of Income representing the minority shareholders’ interest in the net assets and net income of such subsidiaries. The minority interest liability at the end of 2006 and 2005 represented outside interests in non-U.S. commercial and manufacturing joint ventures.

New Accounting Guidance  In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. While our analysis is not yet complete, we expect the adoption of FIN 48 will result in a reduction of approximately $5.0 to $10.0 in tax liabilities currently reflected in the Company's 2006 Balance Sheet.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect, if any, on its financial position or results of operations.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position, which is consistent with the measurement date for the Company’s defined benefit plans. SFAS No. 158 made no changes to the recognition of expense. SFAS No. 158 was effective as of the fiscal year ending December 30, 2006. The impact of adopting the provisions of SFAS No. 158 is shown in the table below:

	Before Adoption of SFAS No. 158	SFAS No. 158 Adoption Adjustments	After Adoption of SFAS No. 158
Other long-term assets	$2.6	$(0.9)	$1.7
Deferred tax assets	19.3	4.4	23.7
Accrued compensation	(37.4)	34.7	(2.7)
Pension and other benefit liabilities	(79.7)	(70.1)	(149.8)
Accumulated other comprehensive loss, net of tax	50.8	31.9	82.7

The adoption of SFAS No. 158 had no impact on financial covenant compliance included in the Company’s debt agreements.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement did not have any impact on the Company's consolidated financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of 2008.

Reclassifications Certain amounts have been reclassified to maintain comparability among the periods presented.

2. Acquisitions

In the fourth quarter of 2005, the Company acquired a 70-percent controlling interest in the Shandong Chia Tai Freda Pharmaceutical Group (Freda), the leading ophthalmic pharmaceutical company in China, from Sino Biopharmaceutical Ltd. (Sino). Freda primarily develops, manufactures and markets medications used to treat ocular inflammation and infection, glaucoma and dry eye. The total purchase price for the Freda acquisition was $254.5, or $248.1 net of cash acquired. Additionally, the Company incurred direct transaction costs of $5.6. As of December 31, 2005, total cash paid for the acquisition (excluding acquisition costs) was $226.8 or $220.4 net of cash acquired. In January 2006, an additional cash payment of $26.6 was made and the remaining $1.1 will be paid no later than January 2009. The acquisition was partially financed with $175.0 of borrowings under the Company's syndicated revolving credit facility, which was repaid in December 2005, and with a $26.8 non-U.S. line of credit borrowing, which was repaid in January 2006.
The Company believes the acquisition has accelerated its expansion into the rapidly growing ophthalmic pharmaceuticals market in China and provides a national pharmaceuticals sales and distribution network, a locally compliant manufacturing facility, and expertise in regulatory affairs and product development.
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
[2]
Weighted average remaining useful life of acquired intangible assets was as follows: distributor relationships - 16 years; tradenames - 24 years; technology - 19 years; and non-compete agreements - 3 years.

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
In a given period there may be outstanding stock options considered anti-dilutive as the options' exercise price was greater than the average market price of Common shares during that period and, therefore, excluded from the calculation of diluted earnings per share. At December 30, 2006, anti-dilutive stock options to purchase 1.8 million shares of Common stock with exercise prices ranging from $57.21 to $83.55 were outstanding. Anti-dilutive stock options to purchase approximately 0.1 million shares of Common stock at an exercise price of $83.55 were outstanding at December 31, 2005. Anti-dilutive stock options to purchase 1.1 million shares of Common stock at exercise prices ranging from $61.97 to $72.97 were outstanding at December 25, 2004.
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
The exchange of the majority of the outstanding Old Notes has essentially eliminated the potential dilution under the provisions of EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. The impact to net income from the Old Notes on the diluted EPS calculation was an adjustment of approximately $0.1, $0.2 and less than $0.1 for 2006, 2005 and 2004, respectively, representing the interest and amortization expense attributed to the remaining Old Notes. The effects of the Old Notes and the New Securities on dilutive shares for fiscal years 2006, 2005 and 2004 are reflected in the table below.
The following table summarizes the amounts used to calculate basic and diluted EPS:

	2006	2005	2004
Net Income	$14.9	$19.2	$153.9

Weighted Average Basic Shares Outstanding (000s)	53,837	53,146	52,433
Effect of Dilutive Shares	1,215	1,981	2,004
Effect of Convertible Senior Notes Shares (Old Notes)	67	67	67
Effect of 2004 Senior Convertible Securities Shares (New Securities)	-	490	-
Weighted Average Diluted Shares Outstanding (000s)	55,119	55,684	54,504

Basic Earnings Per Share	$0.28	$0.36	$2.94

Diluted Earnings Per Share	$0.27	$0.35	$2.83

4. Business Segment and Geographic Information

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
Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Charges related to certain significant events, although related to specific segments, are also excluded from management basis results. The accounting policies used to generate segment results are the same as the Company's overall accounting policies. Inter-segment sales were $678.3, $725.8 and $666.9 for the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the tables on the following pages.
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

Business Segment The following table presents sales and other financial information by business segment for the years 2006, 2005 and 2004:

	Net Sales	Operating Income	Depreciation and Amortization	Capital Expenditures	Assets
2006
Americas	$1,007.5	$323.6	$6.6	$3.8	$311.0
Europe	831.9	210.4	9.4	2.2	382.8
Asia	453.0	60.7	10.6	3.3	242.6
Research & Development	-	(223.2)	8.0	28.5	76.0
Global Operations & Engineering	-	(159.2)	78.5	66.7	1,420.8
	2,292.4	212.3	113.1	104.5	2,433.2
Corporate administration	-	(98.3)	17.5	3.2	845.6
	$2,292.4	$114.0	$130.6	$107.7	$3,278.8

2005
Americas	$1,005.3	$333.0	$8.3	$3.5	$327.9
Europe	859.9	250.8	10.4	3.9	359.9
Asia	488.6	123.6	7.6	4.8	297.8
Research & Development	-	(200.5)	5.3	24.9	54.7
Global Operations & Engineering	-	(131.7)	73.3	70.8	1,344.8
	2,353.8	375.2	104.9	107.9	2,385.1
Corporate administration	-	(89.8)	20.9	8.1	1,031.3
Other significant charges [1]	-	(1.9)	-	-	-
	$2,353.8	$283.5	$125.8	$116.0	$3,416.4

2004
Americas	$960.2	$326.1	$8.7	$3.5
Europe	818.9	251.2	16.5	2.8
Asia	454.4	128.5	5.9	3.7
Research & Development	-	(180.6)	5.4	12.5
Global Operations & Engineering	-	(157.2)	69.3	69.4
	2,233.5	368.0	105.8	91.9
Corporate administration	-	(88.9)	18.5	27.0
	$2,233.5	$279.1	$124.3	$118.9

[1]	Other significant charges in 2005 represent purchase accounting adjustments related to the acquisition of Freda (see Note 2 — Acquisitions).

In each geographic segment, the Company markets products in five categories: contact lens, lens care, pharmaceuticals, cataract and vitreoretinal, and refractive (see Note 1 — Significant Accounting Policies; Revenue Recognition for a discussion of specific products under each product category). There are no transfers of products between categories. The following table presents sales by product category for the years 2006, 2005 and 2004:

	Net Sales
	2006	2005	2004
Contact Lens	$710.0	$728.5	$671.0
Lens Care	413.8	522.2	523.3
Pharmaceuticals	658.4	584.8	528.2
Cataract and Vitreoretinal	381.9	377.8	358.2
Refractive	128.3	140.5	152.8
	$2,292.4	$2,353.8	$2,233.5

Geographic Region The following table presents sales and long-lived assets by geography for the years 2006, 2005 and 2004. Sales to unaffiliated customers represent net sales originating in entities physically located in the identified geographic area.

	Non-U.S.	U.S.	Consolidated
2006
Sales to unaffiliated customers	$1,403.9	$888.5	$2,292.4
Long-lived assets	302.8	330.4	633.2

2005
Sales to unaffiliated customers	$1,462.8	$891.0	$2,353.8
Long-lived assets	275.5	328.9	604.4

2004
Sales to unaffiliated customers	$1,370.0	$863.5	$2,233.5

No non-U.S. country, or single customer, generated more than 10 percent of total product net sales in 2006, 2005 or 2004. Long-lived assets represent net property, plant and equipment, of which $108.3 and $92.6 of the total non-U.S. long-lived assets for 2006 and 2005, respectively, were located in Ireland. No other non-U.S. country individually held more than 10 percent of long-lived assets.

5. Net Investment in Sales-Type and Operating Leases

Transactions that involve surgical equipment manufactured by the Company, whereby the Company grants temporary possession and use of that equipment to a customer, usually for a specified period of time that approximates the equipment's economic life at a periodic charge, are accounted for in accordance with SFAS No. 13, Accounting for Leases. The components of the Company's net investment in sales-type and operating leases as of December 30, 2006 and December 31, 2005 was as follows:

	December 30, 2006	December 31, 2005
Net Investment in Sales-Type Leases
Total minimum lease payments to be received [1]	$24.9	$30.6
Less amounts due from service agreements included in total minimum lease payments	(1.3)	(2.5)
Less allowance for doubtful accounts [1]	(2.3)	(0.4)
Net minimum lease payments receivables	21.3	27.7
Less unearned income [2]	(1.6)	(2.1)
Net investment in sales-type leases	$19.7	$25.6

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

Minimum future lease payments on sales-type leases are contractually due as follows: 2007, $14.1; 2008, $7.6; 2009, $2.7 and 2010, $0.5 and none thereafter.

	December 30, 2006	December 31, 2005
Net Investment in Operating Leases
Equipment on operating lease	$18.1	$14.4
Less accumulated depreciation	(9.6)	(7.6)
Equipment on operating lease, net	$8.5	$6.8

Net equipment on operating lease is included in Property, Plant and Equipment, net on the Balance Sheets. Equipment on operating lease is depreciated for financial reporting purposes using the straight-line method based on its estimated useful life, as described in Note 1 — Significant Accounting Policies; Property, Plant and Equipment.
Minimum future rentals of $0.7 are contractually due on operating leases for the years 2007 through 2009, with none thereafter.
Contingent rentals are received under certain operating leases. Contingent rentals for 2006, 2005 and 2004 amounted to $5.1, $4.7 and $4.5, respectively.

6. Goodwill

In the fourth quarter of 2005, the Company completed its acquisition of a 70-percent controlling interest in Freda. The purchase price was first allocated to identifiable assets and liabilities based upon their respective fair values. The excess of the purchase price over the value of the identified assets and liabilities has been recorded as goodwill and is reflected in the table below. See Note 2 — Acquisitions for further discussion.
The changes in the carrying amount of goodwill for the years ended December 31, 2005 and December 30, 2006 are as follows:

	Americas	Europe	Asia	Global Operations & Engineering	Research & Development	Total
Balance as of December 25, 2004	$38.3	$63.9	$13.2	$566.8	$-	$682.2
Acquisition of Freda	-	-	5.6	154.9	-	160.5
Other (primarily currency)	-	(5.8)	(0.7)	(37.2)	-	(43.7)
Balance as of December 31, 2005	$38.3	$58.1	$18.1	$684.5	$-	$799.0
Other (primarily currency)	(0.1)	5.6	0.5	41.2	-	47.2
Balance as of December 30, 2006	$38.2	$63.7	$18.6	$725.7	$-	$846.2

The carrying value of each of the Company's reporting units, including goodwill, was less than their respective fair values determined in connection with annual impairment tests completed during the fourth quarters of 2004, 2005 and 2006.

7. Acquired Intangible Assets

In December 2006, the Company paid $13.5 to Alimera Sciences, a privately-held company, for an OTC allergy pharmaceuticals franchise. The purchase included the OTC allergy product, Alaway, which was recently approved by the FDA, inventory and equipment. Alaway is an antihistamine indicated for up to 12 hours of temporary relief for itchy eyes due to ragweed, pollen, grass, animal hair and dander. The Company believes the acquisition of Alaway enhances its current OTC product portfolio by giving it a stronger and longer-lasting product to address the needs of consumers who suffer itchy eyes and it also gives the Company a technology platform for the development of product line extensions in the ocular allergy category. The Company expects to pay an additional $8.0 upon receiving FDA approval of an Alaway product line extension currently in the clinical trial stage. Of the $13.5 consideration paid, $13.3 was allocated to technology and is reflected in technology and patents in the table below.
In January 2006, the Company entered into an agreement to acquire certain assets of a privately-held company that manufactures a line of accessories that are compatible with the Company’s phacoemulsification and microkeratome equipment. As part of this transaction, the Company assumed an exclusive royalty bearing license agreement to aspiration tubing technology, and acquired certain patents and other intangible assets. Total consideration paid per the agreement was $8.0. As of January 2006, the Company made a $3.0 cash payment and executed an interest bearing promissory note for the remaining $5.0, due in two equal installments of $2.5, six months and one year from the date of the agreement. As of December 30, 2006, cash payments totaled $5.5 with $2.7 due and subsequently paid in January 2007 which included $0.2 of interest. The acquired intangible assets are reflected in technology and patents ($4.7) and license agreements ($3.3) in the table below and have been assigned 11 and 20 year lives, respectively.

Acquired intangibles in connection with the acquisition of Freda in the fourth quarter of 2005 consisted of distributor relationships ($57.9), tradenames ($23.7), technology ($7.1) and non-compete agreements ($1.8) and are reflected in the table below (see Note 2 — Acquisitions for further discussion).
In April 2005, the FDA approved the Company's single-indication orphan drug Retisert for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. This FDA approval represented the achievement of a milestone under an agreement with a former partner in the development of implant technology, which triggered a $3.5 obligation. In connection with the settlement of this obligation, the Company capitalized $3.5 for the technology and this amount is reflected in the table below under technology and patents (see Note 8 — Related Party Transaction).
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
The components of intangible assets as of December 30, 2006 and December 31, 2005 are as follows:

	December 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$121.5	$55.0	$117.7	$44.3
Technology and patents	115.0	79.9	96.1	74.5
Developed technology	83.3	26.4	77.6	20.7
Distributor relationships	59.8	4.6	57.9	0.9
License agreements	43.4	23.5	36.2	18.4
Intellectual property	39.1	14.3	38.2	10.6
Physician information & customer database	24.2	5.2	21.8	3.9
Non-Compete agreements	1.9	1.1	1.8	0.2
	$488.2	$210.0	$447.3	$173.5

Amortization expense of intangibles was $30.1 and $27.3 for 2006 and 2005, respectively. Estimated amortization expense of intangibles presently owned by the Company for each of the next five succeeding fiscal years is as follows:

Fiscal Year Ending	Amount
December 29, 2007	$31.5
December 27, 2008	28.0
December 26, 2009	25.3
December 25, 2010	23.2
December 31, 2011	23.0

8. Related Party Transaction

In April 2003, the Company advanced $9.3 to Control Delivery Systems (CDS), then a partner in the development of implant technology for treating retinal and other back-of-the-eye diseases. Such advances were recoverable through the Company's ability to apply such amounts to future obligations due under an arrangement with CDS to provide research and development (R&D) activities as to certain technologies; the achievement of certain milestones such as the completion of clinical testing, NDA filings, and FDA approvals; royalty payments; or through cash repayment by CDS. In May 2003, the Company and CDS announced a delay of up to three years in the regulatory filing for the diabetic macular edema indication for its proposed Retisert implant. As a result, the Company decided to conduct and directly supervise the day-to-day development and clinical activities after a brief transition period and subsequently announced that it would not at that time pursue approval of the diabetic macular edema indication for the proposed Retisert implant.

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
In April 2005, the FDA approved the Company's single-indication orphan drug Retisert for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. This FDA approval represented the achievement of a milestone and triggered a $3.5 obligation under the original agreement. The Company capitalized $3.5 for the developed technology, paid $0.7 to CDS and applied $2.8 against the remaining funds previously advanced. Also, the Company recorded a decrease in selling, administrative and general expenses to reverse the remainder of the previously established reserve. On June 28, 2005, the Company advanced a royalty payment of $3.0 to CDS. During the fourth quarter of 2005, the Company recognized approximately $0.4 of royalty expense. During 2006, the Company determined the time period over which CDS would earn royalties exceeded original expectations due to a change in forecasted sales of Retisert. The Company recognized royalty expense for the remainder of the advance during the second quarter of 2006.
Effective December 31, 2005, CDS merged with pSivida Inc., a wholly owned subsidiary of pSivida Limited. In connection with the merger the Company's 600,000 shares of CDS' common stock (minority equity interest valued at $0 on the Company's balance sheet) were converted into 2,113,694 American Depositary Shares, representing 21,136,940 ordinary shares of pSivida Limited (5.5 percent of such issued and outstanding ordinary shares). The Company’s investment in pSivida Limited was classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (see Note 9 — Other Short- and Long-Term Investments).

9.  Other Short- and Long-Term Investments

At the end of 2006 and 2005, the Company held investments in equity securities, which are accounted for using the cost method of accounting. Cost method investments that do not have a readily determined market value, and for which the Company does not have the ability to exercise significant influence, are reviewed periodically for events or changes in circumstances that may have a significant adverse effect on the carrying amount of the investment. Examples of events or circumstances that may indicate an investment is impaired include, but are not limited to, a significant deterioration in earnings performance; a significant adverse change in the regulatory, economic or technological environment of an investee; or a significant doubt about an investee’s ability to continue as a going concern. If the Company determines that impairment exists and it is other-than-temporary, the carrying value of the investment would be reduced to its estimated fair value and an impairment loss would be recognized in its Statements of Income. The carrying amounts of these investments were $6.4 and $5.7 as of December 30, 2006 and December 31, 2005, respectively, and are reported in other long-term assets in the accompanying Balance Sheets.
The Company bought and sold auction rate securities and variable-rate demand notes for the same principal amounts totaling $43.4 during 2004. At the end of 2006 and 2005, the Company had no investments in debt securities.
In January 2007, the Company made an equity investment in and secured an exclusive option to purchase AcuFocus, Inc., a privately-held company for $18.0. AcuFocus, Inc., is developing corneal inlay technology for the treatment of presbyopia in all patients, including those who have had cataract surgery to reduce their dependence on reading glasses. The $18.0 will be included in other long-term assets on the Company's 2007 Balance Sheet reflecting ascribed values of $15.0 and $3.0, respectively, to the cost investment and exclusive option to purchase AcuFocus, Inc.
As described in Note 8 — Related Party Transaction, the Company’s 2006 investment in pSivida Limited was classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 30, 2006, the investment was valued at $3.5 and a resulting unrealized holding gain of $3.5 was recorded. The investment is included in other current assets on the Balance Sheets and the unrealized holding gain is reflected in the Statements of Changes in Shareholders' Equity. During the first quarter of 2007, the Company liquidated 1,325,352 shares and recorded a realized gain of $2.3, pre-tax.

At the end of 2005, the Company had $0.2 of available-for-sale securities, representing an equity investment associated with a licensing agreement signed in 2002. The securities were sold in 2006 for $0.6.

10. Provision for Income Taxes

An analysis of the components of income before income taxes and minority interest and the related tax expense or (benefit) for income taxes is presented below:

	2006	2005	2004
(Loss) income before income taxes and minority interest
U.S.	$(67.2)	$(12.3)	$(24.8)
Non-U.S.	134.7	258.7	267.5
	$67.5	$246.4	$242.7
Provision for income taxes
Federal
Current	$5.3	$46.8	$28.3
Deferred	(2.1)	77.2	(27.9)
State
Current	4.6	4.7	2.4
Deferred	0.3	18.9	(2.2)
Foreign
Current	52.1	70.8	74.5
Deferred	(6.4)	3.0	8.7
	$53.8	$221.4	$83.8

Deferred taxes, detailed below, recognize the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The Company assesses the available positive and negative evidence regarding the recoverability of its deferred tax assets and applies judgment in estimating whether, and how much, of the assets are more likely than not to be realized. In general, deferred tax assets, including carryforwards and other attributes, are reviewed for expected realization and a valuation allowance is established to reduce the assets to their net realizable value. Expected realization is dependent upon sufficient taxable income in the appropriate jurisdiction and period that is also of the appropriate character. The Company has evaluated the availability of such taxable income, the nature of its deferred tax assets and the relevant tax laws in determining the net realizable value of its deferred tax assets. During 2006, the Company maintained a valuation allowance against its U.S. net deferred tax assets because, based upon the weight of the available positive and negative evidence, including anticipated U.S. losses in early future years and uncertainties surrounding when it will return to U.S. profitability, the Company believes it does not meet the “more likely than not” standard that is applied when determining the net realizable value of deferred tax assets. The Company continues to assess the recoverability of its deferred tax assets, including strategies that will enable such assets to be realized, and will reduce the valuation allowance at such time when it is determined that the assets, or some portion thereof, are "more likely than not" to be realized. At December 30, 2006, $0.5 of the year-end valuation allowance balance was recorded to goodwill of an acquired entity and, therefore, if such valuation allowance is reduced, the associated tax benefit will be allocated to reduce goodwill or non-current intangible assets of the acquired entity.

At December 30, 2006, the Company had deferred tax assets related to tax loss carryforwards of $38.2 [$12.5 of non-U.S. net operating losses, $10.2 U.S. federal net operating losses ($2.0 of which were acquired by the Company and are subject to certain limitations as a result of the change in ownership) and $15.5 of U.S. state net operating and capital losses] and credit carryforwards of $76.6 ($26.6 of which is related to foreign tax credits and $50.0 related to other U.S. federal and state credits) available to offset future tax liabilities otherwise due. Of the $114.8 aggregate deferred tax assets related to these carryforwards, $113.3 will expire between 2007 and 2026, and $1.5 have no expiration. In addition, at December 30, 2006 the Company had cumulative earnings related to non-U.S. subsidiaries of $219.1 that it considered permanently reinvested. Deferred income taxes have not been provided on this income as the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

	Deferred Taxes December 30, 2006		Deferred Taxes December 31, 2005
	Assets	Liabilities	Assets	Liabilities
Current:
Sales and allowance accruals	$26.5	$-	$45.1	$-
Employee benefits and compensation	41.0	-	41.9	-
Inventories	12.7	-	12.5	-
Unrealized foreign exchange transactions	3.1	-	-	1.6
Other accruals	19.8	-	24.0	-
Valuation allowance	(43.8)	-	(52.2)	-
	$59.3	$-	$71.3	$1.6
Non-current:
Depreciation and amortization	$174.9	$74.7	$152.5	$82.7
Tax loss and credit carryforwards	114.8	-	76.3	-
Employee benefits and compensation	55.1	-	51.1	-
Other accruals	-	27.2	3.8	16.7
Valuation allowance	(178.7)	-	(136.9)	-
Intercompany investments	-	157.7	-	157.1
	166.1	259.6	146.8	256.5
	$225.4	$259.6	$218.1	$258.1

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rates for continuing operations are as follows:

	2006	2005	2004
Statutory U.S. tax rate	35.0%	35.0%	35.0%
Rate impact of changes in valuation allowances	45.7	49.3	8.8
Research tax credit	(6.8)	(1.5)	(1.2)
Foreign, including earnings taxed at different rates	4.6	5.6	(6.1)
Nontaxable income	(5.3)	(0.4)	(0.8)
State, net of federal benefit	(4.1)	2.7	0.7
Tax return and audit adjustments	12.5	1.1	1.8
Orphan drug credit	-	(0.4)	(2.2)
Other	(1.9)	(1.5)	(1.6)
Effective tax rate	79.7%	89.9%	34.4%

On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The bill created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a dividend received deduction of 85 percent for certain dividends from controlled foreign corporations in excess of a “Base Period” dividend amount (“Qualifying Dividends”). During 2005, the Company repatriated $861.9, of which $792.7 were Qualifying Dividends eligible for the special dividend received deduction. The net tax expense related to the repatriation was $9.5 and is included in the 2005 Foreign, including earnings taxed at different rates, section of the effective tax rate reconciliation above. The net tax expense related to the repatriation was reduced by available foreign tax credits, as well as tax liabilities related to the repatriated earnings that were accrued in prior years as part of the Company's restatement.
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
Since 1999, the Company's consolidated financial statements have included a deferred tax liability relating to the partnership. As of December 30, 2006 this deferred tax liability equaled $157.5. This deferred tax liability is currently reducing net deferred tax assets for which a valuation allowance exists as of December 30, 2006.
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

11. Debt

To support its liquidity requirements, the Company generally maintains a U.S. revolving credit agreement. On July 26, 2005, the Company replaced its $250.0 syndicated revolving credit facility expiring in January 2008 with a five-year, $400.0 syndicated revolving credit facility. The terms of the revolving credit facility are favorable to the terms of the former facility including the fact that the Company will have the option to increase the limit to $550.0 at any time during the five-year term. The facility includes covenants similar in nature to covenants contained in the former facility, which require the Company to maintain certain EBITDA to interest and debt ratios. In the event a violation of the covenants occurs, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. In November 2005, and subsequently in February, May, August, and December 2006, and January 2007, the Company obtained waivers under the revolving credit agreement of any breach of representation, covenant or default that may arise from any events disclosed in any public announcements or filings with the SEC through and including the Company's filing with the SEC on Form 12b-25, filed March 1, 2007. With respect to matters related to the Company's Brazil and Korea investigations, the waivers are effective to the extent that the impact does not result in reductions in after-tax profits of more than $50.0 in aggregate. The impact of the Brazil and Korea investigations did not exceed $50.0 in aggregate. The waivers, in the aggregate, also extended the Company's deadline to file its required financial statements for 2005 and 2006 year-to-date until April 30, 2007. Delivery of all required financial statements for 2006 was satisfied by the filing of this Annual Report on Form 10-K. Delivery of all required financial statements for 2005 was previously satisfied in February 2007 when the Company filed its 2005 Form 10-K. In April 2007, we obtained amendments to amend the financial covenants for the fourth quarter of 2006 from our banks modifying the debt covenants to ensure there were no breaches of our financial covenants under the current revolving credit facilities. There were no violations of our financial covenants during the year ended December 31, 2005.
The interest rate under the revolving credit facility is, at the Company’s option, based on the Company's credit rating plus LIBOR, or the base rate of one of the lending banks. On August 1, 2005, the Company borrowed $50.0 under its syndicated revolving credit facility to partially fund retirement of its $100.0 of debt maturing on that date. The Company borrowed an additional $175.0 on September 26, 2005 to partially fund the first $200.0 tranche of the Freda acquisition (see Note 2 — Acquisitions for further discussion). The total $225.0 revolving credit borrowing was repaid on December 7, 2005, and the effective annual borrowing rate for the period the funds were outstanding was approximately 4.6 percent. There were no outstanding borrowings under the syndicated revolving credit agreement as of December 30, 2006 or December 31, 2005.
In addition, a number of subsidiary companies outside the United States have revolving credit facilities to meet their liquidity requirements. There were no outstanding borrowings as of December 30, 2006. There were $26.8 of outstanding borrowings under these non-U.S. credit facilities as of December 31, 2005 with an interest rate of 4.82 percent (as further described in Note 17 — Commitments and Contingencies), which was repaid in January 2006. The non-U.S. credit facilities' covenants require the subsidiary companies to make payment when due and to comply with applicable local laws. There were no covenant violations under the non-U.S. credit facilities during the fiscal years ended December 30, 2006 or December 31, 2005.

The components of long-term debt were:

		December 30, 2006		December 31, 2005
Type	Maturity	Effective Interest Rate[1]	Amount Outstanding	Effective Interest Rate[1]	Amount Outstanding
Notes [2,3]	2007	8.63%	133.2	8.63%	150.0
Notes [2,4]	2008	9.65%*	50.0	7.87%*	50.0
Debentures [2]	2028	7.19%	66.4	7.19%	183.9
Convertible Notes [5]	2023	5.62%*	4.1	5.90%*	4.1
Convertible Securities [5]	2023	5.62%*	155.9	6.14%*	155.9
Bank Term Loan	2010	0.66%*	47.3	0.50%*	48.1
Bank Term Loan	2010	5.59%*	375.0	5.10%*	375.0
Other [6]	Various	Various	0.8	Various	25.4
			832.7		992.4
Less current portion [6]			(134.4)		(161.2)
			$698.3		$831.2

* Represents debt with a variable interest rate.

[1]	The effective interest rate includes the impact of interest rate, derivative instruments and debt issuance costs.
[2]
The Company, at its option, may call these notes/debentures at any time pursuant to a make-whole redemption provision, which would compensate holders for any changes in interest rate levels of the notes/debentures upon early extinguishment.

[3]
In May 2002, the Company entered into an interest rate lock agreement to hedge the benchmark interest rate associated with this debt issue. Losses associated with the hedge have been deferred to other comprehensive income and are being amortized to interest expense over the remaining life of the debt.

[4]
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

[5]
Notes contain put/call options exercisable at 100 percent of par in 2010, 2013 and 2018. These notes accrue interest at six-month LIBOR plus 0.5 percent, with the rate reset on a semi-annual basis in advance. The effective rate for 2005 includes the impact of the write-off of unamortized debt issuance costs for the convertible notes and securities due to the triggering of the conversion option, which resulted in an increase of $3.0 in interest expense for 2005.

[6]	The amounts outstanding under other and current portion at December 31, 2005 include the $26.8 of outstanding borrowings under non-U.S. credit facilities, which was repaid in January 2006.

On September 20, 2006, and subsequently on January 30, 2007 the Company announced its intention to commence an undertaking to solicit consents with respect to all series of outstanding public debt securities and outstanding convertible debt under its indenture. The solicitations sought, for a fee, consent from the holders for amendments to the indenture applicable to each series of notes that would, among other things, extend the Company's deadlines to file periodic reports with the SEC and to deliver compliance certificates to the Trustee under each indenture. The amendments waive all defaults relating to the failure to properly comply with these obligations prior to their effectiveness. The most recent consents extended the deadline to file reports until April 30, 2007. The Company received the requisite number of consents, giving effect to the amendments to the note indentures and the waiver of the specified defaults. Delivery of all required financial statements for 2006 was satisfied by the filing of this Annual Report on Form 10-K. Delivery of all required financial statements for 2005 was previously satisfied in February 2007 when the Company filed its 2005 Form 10-K.
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

In November 2005, the Company agreed to guarantee, on behalf of its Dutch subsidiary, a $375.0 unsecured variable-rate term loan agreement (BV Term Loan). The facility involves a syndicate of banks and was a component of the Company’s effort to repatriate foreign earnings previously invested in non-U.S. legal entities under the provisions of the AJCA (see Note 10 — Provision for Income Taxes for further discussion of the AJCA). Borrowings under the BV Term Loan totaled $375.0 at December 31, 2005, and will mature in December 2010 unless otherwise extended under the terms of the agreement. The interest rate is based on six-month LIBOR and is reset on a semi-annual basis. The BV Term Loan includes covenants similar in nature to covenants contained in the U.S. revolving credit facility, which require the Company to maintain certain EBITDA to interest and debt ratios. The initial interest rate was set at 5.0 percent. In February, May, August, and December 2006, and January 2007, the Company obtained waivers from its banks of any breach of representation or covenant under the BV Term Loan, or any default associated with the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50.0 in aggregate. The waivers also extended the Company’s deadline to file its required financial statements for 2005 (including restatements for certain prior periods) and 2006 year-to-date, with the most recent extension being until April 30, 2007. Delivery of all required financial statements for 2006 was satisfied by the filing of this Annual Report on Form 10-K. Delivery of all required financial statements for 2005 was previously satisfied in February 2007 when the Company filed its 2005 Form 10-K. The impact of the Brazil and Korea investigations did not exceed $50.0 in aggregate. In April 2007, the Company obtained an amendment to amend the financial covenants for the fourth quarter of 2006 from its banks to ensure there were no violations of the financial covenants under the BV Term Loan during the fiscal year ended December 30, 2006. There were no violations under the BV Term Loan during the fiscal year ended December 31, 2005.
In July 2005, the Company agreed to guarantee, on behalf of its Japanese subsidiary, a bank term loan denominated in Japanese yen, in an amount approximately equivalent to $50.0. The term loan was established in connection with the repatriation of foreign earnings under the provisions of the AJCA (see Note 10 — Provision for Income Taxes for further discussion of the AJCA). The interest rate is set at the six-month TIBOR plus 0.30 percent and resets on a semi-annual basis. The initial interest rate was set at 0.40 percent. This is a five-year facility that matures in July 2010. The outstanding borrowing under this Japan term loan was approximately $47.3 and $48.1 at December 30, 2006 and December 31, 2005, respectively. The Japan term loan has covenants which require the Japan subsidiary to submit its statutory financial statements to the lenders once a year and to maintain a positive balance of net assets. There were no covenant violations under the Japan term loan during the fiscal year ended December 30, 2006 or December 31, 2005.
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
The Company did not have any debt scheduled to mature during 2006; however, repayments totaled $161.7 in 2006. Repayments during 2006 consisted of: $26.8 under non-U.S. credit facilities, $134.2 of debt securities in connection with the cash tender offer, and $0.7 of other non-U.S. debt. During 2005, the Company retired $100.0 of various notes due in 2005 and $0.7 of other non-U.S. debt. In addition, $225 of revolver borrowings to partially fund the Freda acquisition were repaid in 2005. Interest rate swap agreements on long-term debt issues resulted in an increase in the long-term effective interest rate from 5.8 percent to 6.2 percent and from 6.4 percent to 6.8 percent in 2006 and 2005, respectively. At December 30, 2006 and December 31, 2005, the Company had $50.0 of outstanding interest rate swaps. Long-term borrowing maturities during the next five years are expected to be $134.4 in 2007, $50.5 in 2008, $0.4 in 2009, $582.7 in 2010 and $0 in 2011. The amount maturing in 2010 includes $160.0 of long-term convertible debt subject to put/call options first exercisable in 2010.

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
Derivative gains and losses attributable to hedge ineffectiveness are also recorded in current earnings. For instruments designated as either fair value or cash flow hedges, hedge ineffectiveness had no impact on income for the years ended December 30, 2006, December 31, 2005 and December 25, 2004.

Fair Value Hedges In August 2003, the Company issued $210.0 in concurrent offerings of notes and convertible notes. The first was a $50.0 public offering of five-year fixed-rate senior notes with a coupon rate of 5.90 percent. The Company simultaneously executed a $50.0 interest rate swap agreement under which the Company receives interest at a fixed rate and pays interest at a variable rate. This swap is designated as a fair value hedge effectively converting the fixed-rate notes to a variable rate of interest, and was outstanding at December 30, 2006 and December 31, 2005. The second offering was a $160.0 placement of variable-rate convertible senior notes due in 2023 (see Note 11 — Debt for a discussion regarding the exchange of $155.9 principal amount of these notes for new Senior Convertible Securities due in 2023), containing two embedded derivatives, a bond parity clause and a contingent interest provision. The fair value of the embedded derivatives contained in both the $155.9 exchanged securities and the $4.1 original issue notes was $0 at December 30, 2006 and December 31, 2005.

Cash Flow Hedges The Company utilizes foreign exchange forward contracts to hedge foreign currency exposure associated with intercompany loans. The Company designated as cash flow hedges foreign exchange forward contracts in the notional amounts of $41.0 at December 25, 2004 to hedge foreign currency exposure associated with an intercompany loan denominated in Japanese yen. The intercompany loan was paid in July of 2005 with proceeds from a bank term loan (as further discussed in Note 11 — Debt) and the hedge was terminated. There were no cash flow hedges designated at December 30, 2006 and December 31, 2005.
During 2002 and 2003, to hedge interest payments on forecasted borrowings, the Company entered into, extended and re-designated interest rate lock agreements with notional amounts totaling $200.0 which were designated as cash flow hedges of ten semi-annual interest payments based on the benchmark interest rate related to changes in the five-year U.S. Treasury rate. In the fourth quarter of 2002, the Company issued $150.0 of five-year fixed-rate debt and in third quarter of 2003, the Company issued another $50.0 of five-year fixed-rate debt. The proportionate amounts associated with the cash flow hedges were recorded to other comprehensive income and are being amortized to interest expense in the periods in which interest expense related to the hedged debt are being recognized.
Reclassifications from other comprehensive income into income for cash flow hedge transactions were net losses of $2.3, $3.3 and $1.9 for the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively. As of December 30, 2006 an estimated $2.6 pre-tax loss was expected to be reclassified into income over the next twelve months.

Net Investment Hedges At December 25, 2004, the Company had designated foreign denominated intercompany loans with notional amounts of $194.9 as hedges of foreign currency exposure associated with net investments in non-U.S. subsidiaries. For derivatives designated as hedging instruments to hedge foreign currency exposures of net investments in non-U.S. subsidiaries, net after-tax hedging losses of $8.6 were included in the cumulative translation adjustment for the year ended December 25, 2004. There were no designated foreign denominated intercompany loans at December 30, 2006 and December 31, 2005.

13. Financial Instruments

The carrying amount of cash, cash equivalents and notes payable approximates fair value, as maturities are less than three months in duration as of December 30, 2006 and December 31, 2005. The Company's remaining financial instruments consisted of the following:

	December 30, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-derivatives
Available-for-sale securities	$3.5	$3.5	$0.2	$0.2
Other investments [1]	6.4	N/A	5.7	N/A
Long-term debt, including current portion	(832.7)	(862.6)	(992.4)	(1,065.7)

Derivatives held for purposes other than trading
Foreign exchange instruments
Other current assets	$10.2	$10.2	$2.4	$2.4
Accrued liabilities	(2.4)	(2.4)	(4.2)	(4.2)
Net foreign exchange instruments	$7.8	$7.8	$(1.8)	$(1.8)

Interest rate instruments
Accrued liabilities	$(1.3)	$(1.3)	$(1.6)	$(1.6)

1 These investments do not have a readily determinable fair value.

The available-for-sale securities held by the Company at December 30, 2006, represent its investment in pSivida Limited (see Note 9 — Other Short- and Long-Term Investments for further discussion), recorded at market value (included in other current assets in the accompanying Balance Sheets) with the unrealized gain included in other comprehensive income.
At the end of 2006 and 2005, the Company held other investments in equity securities, which are accounted for using the cost method of accounting. As these investments do not have a readily determinable fair value and the Company does not have the ability to exercise significant influence, they are reviewed periodically for events or changes in circumstances that may have a significant adverse effect on the carrying amount of the investment. During 2006 and 2005, no such events or circumstances were identified. The carrying amount of these investments is reported in other long-term assets in the accompanying Balance Sheets.
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
The Company enters into foreign exchange forward contracts primarily to offset foreign exchange exposures related to foreign currency transactions and equity investments in non-U.S. subsidiaries. At December 30, 2006 and December 31, 2005, the Company managed aggregate exposures of $688.0 and $549.6, respectively, by entering into foreign exchange forward contracts requiring the purchase or sale of U.S. and foreign currencies. In addition, the Company selectively hedges firm commitments that represent both a right and an obligation, mainly for committed purchase orders for foreign-sourced equipment.
At December 30, 2006 and December 31, 2005, the Company was party to an interest rate instrument that had an aggregate notional amount of $50.0.
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

Pension and Postretirement Benefit Plans The fair value of plan assets in the Company's U.S. defined benefit pension plan represent approximately 64 percent of the fair value of all defined benefit pension plan assets as of December 31, 2006. The plan is a noncontributory defined benefit pension plan covering eligible salaried and hourly employees. Prior to January 1, 2005, each participant earned a benefit, payable at normal retirement age, expressed as an account balance that was credited annually with a percentage of the participant’s compensation and stated interest. In October 2004, the Company’s Board of Directors passed a resolution to freeze the plan effective December 31, 2004. As of January 1, 2005, no new participants are being accepted into the plan and no current participants are accruing additional benefits except for an interest allocation on the December 31, 2004 account balance. All of the pension benefits that were earned up to December 31, 2004, however, were preserved and will be paid out when due in accordance with the normal provisions of the plan. During the fourth quarter of 2004, the Company recognized a $1.8 curtailment loss associated with the freezing of the pension plan which is reflected in the table below entitled Net Periodic Benefit Cost.
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
Components of net periodic benefit cost, benefit obligation, change in plan assets, asset allocation and funded status are summarized below for the Company’s U.S. and major non-U.S. pension plans and the postretirement plan. For 2006 and 2005, the funded status of the pension and postretirement plans presented herein were measured as of December 31.
For additional unaudited information on the Company’s employee benefit plans and related accounting policies and assumptions, see Item 7. Management’s Discussion and Analysis - Critical Accounting Policies; Employee Benefits of this Annual Report on Form 10-K.

Net Periodic Benefit Cost Components of net periodic benefit cost and weighted-average assumptions used to determine net periodic cost for the plans for fiscal years 2006, 2005 and 2004 were as follows:

	Pension Benefit Plans			Postretirement Benefit Plan
	2006	2005	2004	2006	2005	2004
Service cost [1]	$9.3	$8.0	$15.4	$1.2	$1.3	$1.6
Interest cost	20.4	19.9	19.4	5.7	5.4	4.9
Expected return on plan assets	(22.8)	(22.0)	(20.3)	(3.3)	(3.4)	(3.1)
Amortization of transition obligation	0.1	0.1	0.1	-	-	-
Amortization of prior-service cost	0.2	-	0.5	(0.2)	(0.3)	(0.1)
Amortization of net loss	8.1	8.6	6.6	2.1	0.9	-
Special termination benefits	0.8	0.2	0.4	-	-	-
Curtailment loss (gain)	-	-	1.1	-	-	(0.7)
Settlement loss (gain)	0.2	(6.6)	-	-	-	-

Net periodic benefit cost	$16.3	$8.2	$23.2	$5.5	$3.9	$2.6

[1]	The decline in service cost in 2005 for the pension benefit plans was primarily due to the freezing of the Company's U.S. defined benefit pension plan effective December 31, 2004.

The 2006 settlement losses in the Pension Benefit Plans represent losses recognized for plans with settlement costs exceeding the sum of the service cost and interest cost components of net periodic benefit cost for the plan for the year. The 2005 settlement gain in the pension benefit plans was related to the divesture of the Company’s Woehlk subsidiary, which was sold to a local management group in July 2005. The 2004 curtailment loss in the Pension Benefit Plans primarily related to the freezing of the Company’s U.S. defined benefit pension plan. The 2004 curtailment gain in the Postretirement Benefit Plan was associated with the elimination of Company contributions to postretirement medical and life insurance coverage for participants who did not meet the minimum requirements of age and service on January 1, 2005.

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost

	Pension Benefit Plans			Postretirement Benefit Plan
	2006	2005	2004	2006	2005	2004
U.S. Plans
Discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected return on plan assets	8.50%	8.75%	9.00%	7.50%	7.75%	8.00%
Rate of compensation increase	-	-	4.00%	-	-	-

Non-U.S. Plans [1]
Discount rate	4.00%	4.43%	4.90%
Expected return on plan assets	5.93%	5.96%	6.12%
Rate of compensation increase	3.71%	3.76%	3.09%

1 The Company does not have non-U.S. postretirement benefit plans.

For the Company's U.S. Pension Plan, the 2006 expected return was 8.50 percent. The expected return reflects the average rate of earnings expected on the funds invested to provide for the benefits included in the benefit obligations. The expected return was developed using forward-looking return assumptions for equity and fixed income asset classes taking into consideration the plans' mix of actively and passively managed investments. Passively managed portfolios with asset allocations similar to the Company's U.S. Pension Plan would have earned in the 9 percent to 12 percent range over the last 10, 20 and 30 years. In view of low current interest rates and variability in the performance of equity markets, the Company believes that Plan returns over the near term may not achieve historical returns.

The following chart summarizes the change in benefit obligations, change in plan assets, funded status and amounts recognized in the Balance Sheets for the two-year period ended December 30, 2006:

	Pension Benefit Plans		Postretirement Benefit Plan [3]
	2006	2005	2006	2005
Change in Benefit Obligation
Obligation at beginning of year	$413.9	$387.8	$97.3	$78.7
Service cost	9.3	8.0	1.2	1.3
Interest cost	20.4	19.9	5.7	5.4
Participant contributions	1.9	1.8	1.5	1.2
Benefit payments	(24.4)	(19.4)	(7.9)	(9.1)
Actuarial (gain) loss	(13.3)	38.2	6.2	19.8
Plan amendments	1.5	-	-	-
Currency translation adjustments	19.0	(13.9)	-	-
Special termination benefits	0.8	0.2	-	-
Curtailment gain	-	(0.2)	-	-
Settlement gain	-	(8.5)	-	-
Obligation at end of year	$429.1	$413.9	$104.0	$97.3

Change in Plan Assets
Fair value of plan assets at beginning of year	$299.3	$281.7	$44.3	$43.6
Actual gain on plan assets	35.0	24.9	5.5	1.2
Employer contributions	10.6	19.2	5.7	7.4
Participant contributions	1.9	1.8	1.5	1.2
Benefit payments	(24.4)	(19.4)	(7.9)	(9.1)
Settlement payments	-	(0.5)	-	-
Currency translation adjustments	10.8	(8.4)	-	-
Fair value of plan assets at end of year	$333.2	$299.3	$49.1	$44.3

Funded Status at end of year	$(95.9)	$(114.6)	$(54.9)	$(53.0)
Unrecognized transition obligation		0.2		-
Unrecognized prior-service cost (benefit)		-		(1.2)
Unrecognized actuarial loss [1]		111.6		22.1
Net amount recognized at end of year		$(2.8)		$(32.1)

Amounts recognized in the Balance Sheets consist of:
Other long-term assets	$1.7	$1.8	$-	$-
Accrued compensation	(2.7)	(4.4)	-	(7.0)
Pension and other benefit liabilities	(94.9)	(86.7)	(54.9)	(25.1)
Accumulated other comprehensive loss [2]	-	86.5	-	-
Net amount recognized at end of year	$(95.9)	$(2.8)	$(54.9)	$(32.1)

Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss [1]	$81.9		$24.0
Prior service cost (credit)	1.4	N/A	(1.0)	N/A
Net transition obligation	0.1		-
Accumulated other comprehensive loss [2]	$83.4	N/A	$23.0	N/A

[1]
The decrease in net actuarial losses for the pension plans from $111.6 in 2005 to $81.9 in 2006 primarily relates to improved asset returns and an increase in the discount rate. The gains realized from improved asset returns and the increase in the discount rate by the postretirement benefit plan were more than offset by losses due to increase in medical costs, resulting in an increase in net actuarial losses for the postretirement benefit plan from $22.1 in 2005 to $24.0 in 2006. Net actuarial losses are deferred and amortized to expense over future periods. Net gains and losses that exceed ten percent of the greater of the plans' projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements.

2  The tax benefits related to the accumulated other comprehensive loss are $23.7 and $22.9 for 2006 and 2005, respectively.
[3]	For 2006, the benefit payments and employer contributions for the Postretirement Benefit Plan are net of Medicare subsidy receipts of $0.6.

Weighted Average Assumptions Used to Determine Benefit Obligations

	Pension Benefit Plans		Postretirement Benefit Plan
	2006	2005	2006	2005
U.S. Plans
Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	-	-	-	-

Non-U.S. Plans [1]
Discount rate	4.45%	4.00%
Rate of compensation increase	3.68%	3.71%

1 The Company does not have non-U.S. postretirement benefit plans.

Plan Assets Pension and postretirement benefit plan assets are invested in several asset classes. The weighted average asset allocations for the two-year period ended December 30, 2006, by asset category, are as follows:

	Pension Benefit Plans		Postretirement Benefit Plan [1]
	2006	2005	2006	2005
U.S. Plans
Equity securities	73%	72%	72%	97%
Fixed income (debt) securities	27%	28%	28%	3%
Total	100%	100%	100%	100%

Non-U.S. Plans [2]
Equity securities	68%	69%
Fixed income (debt) securities	11%	20%
Other	21%	11%
Total	100%	100%

[1]
The weighted average asset allocation for the Postretirement Benefit Plan was changed in 2006 to reduce volatility in the investment portfolio and to align the investment mix with the Company's U.S. Pension Plan.

2  The Company does not have non-U.S. postretirement benefit plans.

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
Equity securities held by the U.S. Pension Benefit Plan include $2.8 (1.3 percent of total plan assets) and $3.6 (1.7 percent of total plan assets) of Company Common stock at December 30, 2006 and December 31, 2005, respectively.

Plan Funded Status A number of the Company’s pension benefit plans were underfunded at December 31, 2006, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded plans is presented in the following table:

	Pension Benefit Plans
	2006	2005
Projected benefit obligation	$414.5	$400.8
Accumulated benefit obligation	398.9	377.9
Fair value of plan assets	317.8	286.9

As a result of the underfunding of the pension and postretirement benefit plans, the Company has recognized accumulated other comprehensive loss of $106.4 at December 30, 2006. Accumulated other comprehensive loss recognized at December 31, 2005 was $86.5. The increase in accumulated other comprehensive loss in 2006 resulted in an after-tax adjustment to the minimum additional pension liability of $19.2 that was recorded as a charge to shareholders’ equity. The $19.2 charge to shareholders’ equity reflected the net impact of the adoption of SFAS No. 158 ($31.9 charge to shareholders’ equity) reduced by the after-tax impact of the decrease in net actuarial losses for the pension benefit plans in 2006. (See the New Accounting Guidance section of Note 1 — Accounting Policies for a discussion of SFAS No. 158).
Information for the pension benefit plans that are underfunded on a projected benefit obligation basis is presented in the following table:

	Pension Benefit Plans
	2006	2005
Projected benefit obligation	$417.9	$413.9
Fair value of plan assets	320.3	299.3

The accumulated benefit obligation for both the funded and underfunded pension benefit plans was $410.6 and $388.3 at December 30, 2006 and December 31, 2005, respectively.
The estimated amount that will be amortized from accumulated other comprehensive income into Net Periodic Benefit Cost in 2007 is as follows:

	Pension Benefit Plans	Postretirement Benefit Plan
Net actuarial loss	5.1	1.4
Prior service cost (credit)	0.2	(0.2)
Transition obligation	0.1	-

Contributions The Company’s funding policy for its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. Company contributions for its postretirement plan are made at intervals and in amounts determined by the plan administrator, based on actual claims incurred and reported by participants and providers. The Company expects to contribute $29.6 to all pension benefit plans and $7.9 to its postretirement benefit plan in 2007.

Estimated Future Benefit Payments Future benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

		Postretirement Benefit Plan
Fiscal Year Ending	Pension Benefit Plans	Benefit Payments	Subsidy Receipts
December 29, 2007	$22.6	$8.6	$0.8
December 27, 2008	25.4	8.8	0.8
December 26, 2009	25.5	9.0	0.8
December 25, 2010	24.4	9.1	0.8
December 31, 2011	23.3	9.2	0.8
Fiscal years 2012 - 2016	120.2	45.2	3.6

Health Care Cost Trend Rate Assumed health care cost trend rates have a significant effect on the amounts reported as postretirement benefits. For 2006, a nine percent annual rate of increase in the per capita cost of covered health care benefits for all participants was assumed. The trend rate grades down by up to one percent per year to an ultimate annual rate of five percent in 2013. To demonstrate the significance of this rate on the expense reported, a one-percentage point change in the assumed health care cost trend rate would have the following effect:

	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic postretirement health care benefit cost	$0.7	$(0.6)

Effect on the health care component of the accumulated postretirement benefit obligation	10.2	(8.7)

Defined Contribution Plans The Company sponsors a 401(k) Plan which is a defined contribution plan covering substantially all U.S. employees of the Company. In 2005, the 401(k) Plan became the Company’s principal vehicle for providing retirement income to U.S. employees, replacing the defined benefit pension plan that was frozen effective December 31, 2004. Employees may elect to participate in the plan on their date of hire if they are scheduled to work at least up to 1,000 hours per plan year. In general, participants’ contributions up to 5.0 percent of compensation qualify for 150 percent Company match. The Company also provides a base contribution of 2.5 percent of a participant’s eligible compensation. Prior to January 1, 2005, the 401(k) Plan provided a 100 percent Company match on participants’ contributions up to 3.0 percent of compensation and a 50 percent Company match for the next 2.0 percent of participant contributions. Additionally, the Company provided a base contribution of 0.5 percent of eligible compensation for all participants that had completed one year of service. The Company sponsors defined contribution plans covering employees outside the U.S. which are managed on a local basis.
Total Company costs associated with defined contribution plans were $33.9, $33.0 and $13.5 for 2006, 2005 and 2004, respectively.

15. Employee Stock Plans

Effective January 1, 2006 (the effective date), the Company adopted the provisions of SFAS No. 123(R), which establishes the accounting for stock-based awards exchanged for employee services. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value of the award. Accordingly, stock-based compensation cost is based on the fair value of the award measured on the grant date, and is recognized as expense over the employee requisite service period. The Company previously applied the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations as allowed under SFAS No. 123. Under the intrinsic value method, no share-based compensation cost related to stock options had been recognized in the Company’s Statements of Income, as the exercise price was equal to the market value of the Company’s Common stock on the grant date. As a result, the recognition of share-based compensation cost was generally limited to the expense attributed to restricted stock awards, performance awards and stock option modifications. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25.

As permitted by SFAS No. 123(R), the Company elected to apply the modified prospective transition method upon adoption in which compensation cost is recognized beginning on the effective date for all share-based payments granted after the effective date and for all awards previously granted that remained unvested on the effective date. Compensation cost related to the unvested portion of previously granted awards is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost for awards granted after the adoption date is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company estimates the grant-date fair value using the Black-Scholes option pricing model. Prior to January 1, 2006, the Black-Scholes option pricing model was also used in estimating the grant-date fair values in developing the Company’s pro forma disclosure information required under SFAS No. 123. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based payment awards that will ultimately vest. The Company’s estimates are based on historical forfeiture data. The estimated forfeiture rate will be adjusted if actual forfeitures differ from its original estimates. The effect of any change in estimated forfeitures would be recognized as an adjustment to compensation cost recognized in the period of the change in estimate. In accordance with the modified prospective transition method, the Company’s Statements of Income for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Staff Accounting Bulletin No. 107, Share-Based Payment, was taken into consideration with the implementation of SFAS No. 123(R).
On December 22, 2005, the Company announced that certain prior-period financial statements of the Company were required to be restated and could not be relied upon. As a result, the Company determined that certain registration statements relating to the Company’s long-term incentive plans, or prospectuses related to such plans, are no longer current and will not be considered current until the Company is current with its SEC periodic filings. Accordingly, pursuant to the plans, the Company imposed certain restrictions on issuing share-based compensation awards and the exercise of previously issued stock awards, except for transactions which could be exempted under Federal Securities law, until such registration statements are current. During fiscal 2006, the Company granted a total of 46,900 stock options to new hires.
Share-based compensation cost recognized under SFAS No. 123(R) for the year ended December 30, 2006 was $8.1 and included $10.1 of expense associated with stock options and $3.3 of expense related to time-based restricted stock awards offset by $5.3 of mark-to-market adjustments associated with the Company's Restricted Stock Deferred Compensation Plan. In May 2006, the Company amended this Plan requiring all future distributions of participant deferrals of stock awards be settled only in shares of Company stock, eliminating the sole option of the Company to settle in cash, and thereby eliminating the requirement under GAAP to recognize subsequent changes in the fair value of Company stock. Of the $10.1 of stock option expense, $7.3, $2.0 and $0.8 was recorded in selling, administrative and general expenses, research and development and cost of sales, respectively. Expense associated with time-based restricted stock and the mark-to-market adjustments was recorded in selling, administrative and general expenses. There was no compensation cost capitalized to assets for the fiscal year ended December 30, 2006. Compensation cost was included in operating activities on the Statement of Cash Flows for the year ended December 30, 2006.
The compensation cost associated with stock options for fiscal 2006 was mainly comprised of compensation cost related to the unvested portion of previously granted awards as of the effective date since the Company delayed its annual grant due to the aforementioned restrictions imposed on share-based compensation awards. Previously, as permitted under SFAS No. 123, the Company calculated compensation cost for the purpose of pro forma disclosure using a graded-vesting attribution method. Under that method, compensation cost is recognized over the requisite service period for each separately vesting tranche of the award. The Company continues to apply the graded-vesting method in recognizing compensation cost associated with outstanding unvested awards as of the effective date. As permitted by SFAS No. 123(R), the Company has elected to recognize compensation cost evenly over the vesting period using the straight-line attribution method for awards granted subsequent to the effective date.
In November 2005, the FASB issued FASB Staff Position (FSP)  SFAS No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This FSP provides an elective alternative transition method related to accounting for the tax effects of share-based payments to employees which is different from the transition method prescribed by SFAS No. 123(R). The alternative method includes simplified methods to establish the beginning balance of additional paid-in capital related to the tax effects of employee share-based compensation (the APIC pool), and to determine the subsequent impact on the APIC pool and the Company’s Statements of Cash Flows of the tax effects of employee share-based compensation awards that were outstanding upon adoption of SFAS No. 123(R). The Company has elected to adopt the alternative transition method provided in this FSP for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R).

The Company applies a tax law ordering approach in determining its intraperiod allocation of tax expense or benefit attributable to share-based compensation deductions. During 2006, the Company incurred a U.S. net operating loss before consideration of share-based compensation deductions. As a result, U.S. income taxes payable were not reduced by the deductions and no U.S. tax expense or benefit related to share-based compensation was allocated to additional paid-in capital. The Company’s 2006 U.S. net operating loss includes $2.0 that relates to share-based compensation deductions which, if utilized to reduce future income taxes payable, will result in an allocation of $0.2 of tax benefit to additional paid-in capital. During 2006, $0.2 of share-based compensation deductions related to foreign affiliates resulted in an allocation of $0.1 tax benefit to additional paid-in capital.
Share-based compensation expense reduced the Company’s results of operations for fiscal year 2006 as follows:

Amounts in millions, except per share data	December 30, 2006
Operating income	$8.1
Net income	8.1
Earnings per share: Basic	0.15
Earnings per share: Diluted	$0.15

The effect on net income and earnings per share for fiscal years 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure was as follows:

Amounts in millions, except per share data	December 31, 2005	December 25, 2004
Net income, as reported	$19.2	$153.9
Add: Share-based compensation expense included in reported net income, net of tax [1]	3.3	6.2
Deduct: Total share-based compensation expense determined under the fair value based method for all awards, net of tax [1,2]	(16.6)	(18.0)
Pro forma net income	$5.9	$142.1
Earnings per share - Basic:
As reported	$0.36	$2.94
Pro forma	$0.11	$2.71
Earnings per share - Diluted:
As reported	$0.35	$2.83
Pro forma	$0.11	$2.61

[1]	Amounts reflect mark-to-market adjustments associated with the Company's Restricted Stock Deferred Compensation Plan.
[2]	Net of tax amounts were calculated using the U.S. statutory rate (38.3 percent in 2005 and 39.0 percent in 2004).

2003 Long-Term Incentive Plan

The 2003 Long-Term Incentive Plan (the 2003 Plan) was approved by the shareholders of the Company on April 29, 2003 and will terminate on April 29, 2013. Under this plan, a total of 6,000,000 shares was authorized for issuance, of which no more than 1,800,000 shares may be issued pursuant to awards other than options and stock appreciation rights. Any employee or non-employee director is eligible to participate under the plan. Any shares issued may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares purchased in the open market or otherwise. The Company typically utilizes proceeds from stock option exercises to repurchase shares (pursuant to its authorized purchase programs) to partially offset the dilutive impact of stock option exercise activity. Stock options, stock appreciation rights, restricted stock, performance awards and other stock unit awards may be granted under such plan. As of December 30, 2006, the Company had issued stock options, restricted stock, restricted stock units and performance-based stock units under the plan.

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
The Company had also adopted a stock incentive plan for non-officers effective January 22, 2001. The number of shares available for grant each year was no greater than two percent of the total number of outstanding shares of Common stock as of the first day of each such year. Options and awards under this plan were granted only to employees of the Company or any subsidiary corporation of the Company who were neither officers nor directors of the Company. Effective January 1, 2003, no additional shares will be issued under this plan.

Stock Options The Company has granted non-qualified and incentive stock options under the plans discussed above. These options typically vest ratably over three years for employee options and 100 percent after one year for non-employee director options, and expire ten years from the date of grant. Vesting is contingent upon a continued employment relationship with the Company. There are no accelerated terms for retirement-eligible employees upon retirement. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. The Company uses historical data to estimate the expected life. Expected volatility is based on historical volatility of the Company’s Common stock (weighted 80 percent) and implied volatilities from traded options on the Company’s Common stock (weighted 20 percent). The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Expected dividend yield is based on the Company's annual dividend divided by the exercise price.
The following table summarizes information concerning stock options outstanding including related activity under the Company’s plans for the fiscal year ended December 30, 2006:

	Number of Options (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value [1] ($000s)
Outstanding as of December 31, 2005	5,824	$49.96
Granted	47	52.46
Exercised	(18)	32.34
Forfeited and canceled	(199)	56.81
Outstanding at December 30, 2006	5,654	49.90	5.4	$46.5
Options exercisable at December 30, 2006	4,715	$46.78	5.1	$46.4

[1]
Calculated using in-the-money stock options multiplied by the difference between the Company’s average of the high and low stock price on December 29, 2006 and the option exercise price. The total number of in-the-money options exercisable on December 30, 2006 was approximately 3.0 million.

Other information pertaining to stock options for fiscal years 2006, 2005 and 2004 is as follows:

	December 30, 2006	December 31, 2005	December 25, 2004
Weighted average grant-date fair value of stock options granted	$16.48	$24.47	$19.19
Total fair value of options vested ($000s)	$19.0	$19.1	$17.2
Total intrinsic value of options exercised ($000s)	$0.3	$50.7	$36.9

Proceeds received from the exercise of stock options were $0.4 for the fiscal year ended December 30, 2006, which was included in financing activities on the Statement of Cash Flows.

The following weighted average assumptions were used for fiscal years 2006, 2005 and 2004:

	December 30, 2006	December 31, 2005	December 25, 2004
Expected life	5	5	6
Expected volatility	29.84%	34.61%	35.97%
Risk-free interest rate	4.66%	4.33%	3.06%
Expected dividend yield	1.01%	1.13%	1.18%

A summary of the status of the Company’s nonvested stock options as of December 30, 2006, and changes during the year ended December 30, 2006, is presented below:

Nonvested Options	Number of Options (000s)	Weighted Average Grant-Date Fair Value
Nonvested options at December 31, 2005	2,024	$19.84
Granted	47	16.48
Vested	(1,090)	17.47
Forfeited and canceled	(55)	22.37
Nonvested options at December 30, 2006	926	$22.32

As of December 30, 2006, there was $4.0 of total unrecognized compensation cost related to unvested stock options granted under the Company’s plans and is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock The Company issues restricted stock awards to officers and other key personnel. These awards have vesting periods up to seven years with vesting criteria based on continued employment until applicable vesting dates and, prior to 2005, on the attainment of specific performance goals such as average sales and cumulative earnings per share targets. Compensation expense is recorded based on applicable vesting criteria and, for awards prior to 2005 with performance goals, as such goals are met. The following tables summarize activity related to restricted stock:

Nonvested Restricted Shares	Numbers of Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2005	288	$52.37
Granted	60	53.50
Vested	(96)	38.60
Forfeited and canceled	(3)	79.43
Nonvested restricted shares at December 30, 2006	249	$57.65

	December 30, 2006	December 31, 2005	December 25, 2004
Weighted average grant-date fair value of restricted stock awards granted	$53.50	$74.54	$55.99
Total fair value of restricted stock awards vested ($000s)	$4.8	$7.4	$4.3

As a result of the previously discussed restrictions on the Company's ability to issue share-based compensation awards, restricted stock awards were granted only to new hires and a limited number of key employees which were exempt under Federal Securities law. Compensation cost related to restricted stock awards in fiscal 2006 was $3.3 offset by $5.3 of mark-to-market adjustments associated with the Company's Long-Term Deferred Compensation Plan. Compensation cost related to restricted stock awards in fiscal years 2005 and 2004 was $5.3 and $10.2, respectively. Unrecognized compensation cost at December 30, 2006 was $8.3 and is expected to be recognized over a weighted-average period of 2.2 years.

Performance Awards The Company issues performance-unit or performance-share awards to its corporate officers and other key executives selected by the Company’s CEO. Performance awards vest 50 percent upon completion of a performance cycle and 50 percent on the first anniversary of completion of a performance cycle. Performance cycles are typically two years, with a new cycle beginning upon completion of the prior cycle. Performance awards are paid in cash or shares on the attainment of vesting criteria and specific performance measures such as average sales growth and return on invested capital. For the 2004-2005-performance period, cash-denominated awards were granted in 2004 with a total value for the two-year cycle of $9.5. In 2005, additional awards were granted to newly hired officers for a one-year cycle valued at approximately $0.3. During 2004, performance-share awards of 1,800 were granted to newly hired employees with average market values of $52.79. No performance awards were granted during 2006 in accordance with the previously discussed restrictions. Additional disclosures have not been provided due to the immaterial amount of activity associated with performance awards during fiscal years 2005 and 2006.

Employee Stock Purchase Plan The Company has a stock purchase plan for all eligible employees. In accordance with SFAS No. 123(R), the terms of the Plan do not give rise to recognizable compensation cost, that is, the Plan is noncompensatory as the terms of the Plan are no more favorable than those available to all holders of the same class of shares. Shares of the Company’s Common stock may be purchased by employees at the market price on the first business day of the month.

16. Operating Leases

The Company leases land, buildings, machinery and equipment under noncancelable operating leases. Total annual rental expense for 2006, 2005 and 2004 amounted to $33.2, $28.2 and $31.3, respectively.
Minimum future rental commitments having noncancelable lease terms in excess of one year aggregated $90.0, net of aggregated sublease rentals of $1.4 as of December 30, 2006 and are payable as follows: 2007, $25.5; 2008, $19.1; 2009, $14.0; 2010, $10.8; 2011, $8.0 and beyond, $12.6.

17. Commitments and Contingencies

Subsidiary Debt Guarantees The Company guarantees in writing for its subsidiaries certain indebtedness used for working capital and other obligations. Those written guarantees totaled approximately $463.0 and $482.2 at December 30, 2006 and December 31, 2005, respectively. The 2006 and 2005 written guarantees are principally attributed to the Company’s agreement to guarantee a July 2005 bank term loan facility on behalf of its Japanese subsidiary and a December 2005 bank term loan facility on behalf of its Dutch subsidiary. Also, during December 2005, the Company agreed to guarantee a $26.8 bank line of credit on behalf of its Hong Kong subsidiary to partially fund the acquisition of an additional 15 percent interest in Freda (further described in Note 11 - Debt), which was repaid by the Hong Kong subsidiary in January 2006. Outstanding balances under the guaranteed debt facilities were $422.3 and $449.9 at December 30, 2006 and December 31, 2005, respectively. From time to time, the Company may also make verbal assurances with respect to indebtedness of its subsidiaries under certain lines of credit or other credit facilities, also used for working capital.

Letters of Credit The Company had outstanding standby letters of credit totaling approximately $22.2 at the end of 2006 and 2005 to ensure payment of possible workers' compensation, product liability and other insurance claims. At the end of 2006 and 2005, the Company had recorded liabilities of approximately $9.7 and $9.9, respectively, related to workers' compensation, product liability and other insurance claims.

Guarantees The Company guarantees a lease obligation of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amount guaranteed at the end of 2006 and 2005 were approximately $7.8 and $8.2, respectively. In the event of default, the guarantee would require payment from the Company. Sublease rights as specified under the agreement would reduce the Company's exposure. The Company believes the likelihood is remote that material payments will be required in connection with this guarantee and, therefore, has not recorded any liabilities under this guarantee.

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
At December 30, 2006 and December 31, 2005, estimated future remediation costs of approximately $1.2 and $1.1, respectively, were accrued by the Company, excluding estimates for legal expenses. The estimate for future remediation costs follows guidelines established by the American Standards for Testing and Materials (ASTM) Document E2137-01. All known current potential Company environmental liabilities are considered in this estimate. It is reasonable to expect that the Company's recorded estimates of its liabilities may change and there is no assurance that additional costs greater than the amounts accrued will not be incurred, or that changes in environmental laws or their interpretation will not require additional amounts to be spent. The Company does not believe that its financial position, results of operations, or cash flows are likely to be materially affected by environmental liabilities.

Other Commitments and Contingencies The Company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business. Pending material litigation matters are discussed further in Note 19 — Other Matters. In addition to pending litigation matters, the Company may from time to time learn of alleged non-compliance with laws or regulations or other improprieties through compliance hotlines, communications by employees, former employees or other third parties, as a result of its internal audit procedures, or otherwise. In response to such allegations, the Company’s Audit Committee conducted certain investigations during 2005 and 2006, which led, among other things, to the restatement of previously reported financial information and the recording of current charges. The restatement, in turn, resulted in the Company’s being unable to file timely certain periodic financial information and the Company’s obtaining certain waivers from creditors as well as an extension from the NYSE to permit continued trading notwithstanding the delay in filing the Company’s 2005 Annual Report on Form 10-K.
As previously reported, the Audit Committee of the Board of Directors had commenced an investigation of the potential Foreign Corrupt Practices Act implications of the Company's Spanish subsidiary's providing free product, principally intraocular lenses used in cataract surgery, and other things of value to doctors performing surgical procedures in public facilities in Spain. This investigation was initiated following reports of potentially improper sales practices by a former employee and was voluntarily reported to the Northeast Regional Office of the SEC. The Audit Committee's investigation is now complete and found no evidence that the Company's senior management in Rochester or regional management in London authorized, directed, controlled or knowingly acquiesced in the subject sales practices engaged in by the Company's Spanish subsidiary. It also appears that, in certain instances, the Spanish subsidiary's provision of free product and other things of value to doctors and hospitals in Spain were not appropriately documented or accurately recorded in the subsidiary's books and records. We cannot predict the outcome or potential liability of the Company or its Spanish subsidiary in connection with these matters, which may also raise issues under local laws.
The Company’s policy is to comply with applicable laws and regulations in each jurisdiction in which it operates and, if the Company becomes aware of a potential or alleged violation, to conduct an appropriate investigation, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. There can be no assurance that any pending or future investigation or resulting remedial action will not have a material adverse financial, operational or other effect on the Company. The Company cannot at this time estimate with any certainty the impact of any pending litigation matters, allegations of non-compliance with laws or regulations or allegations of other improprieties on its financial position (see Note 19 — Other Matters for further discussion).

Product Warranties The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability during 2005 and 2006 were as follows:

Balance at December 25, 2004	$7.8
Accruals for warranties issued	6.9
Changes in accruals related to pre-existing warranties	(2.1)
Settlements made	(6.7)
Balance at December 31, 2005 [1]	$5.9
Accruals for warranties issued	7.9
Changes in accruals related to pre-existing warranties	(0.5)
Settlements made	(6.8)
Balance at December 30, 2006[1]	$6.5

[1]	Warranty reserve changes during 2005 and 2006, as well as the 2005 and 2006 year end balances, do not include amounts in connection with the MoistureLoc recall.

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. Changes in the Company's deferred service revenue during 2005 and 2006 were as follows:

Balance at December 25, 2004	$7.7
Accruals for service contracts	11.8
Revenue recognized	(12.6)
Balance at December 31, 2005	$6.9
Accruals for service contracts	11.7
Changes in accruals related to pre-existing service contracts	(0.6)
Revenue recognized	(12.4)
Balance at December 30, 2006	$5.6

18. Supplemental Balance Sheet Information

	December 30, 2006	December 31, 2005	December 25, 2004
Allowances for Losses on Trade Receivables
Balance at beginning of year	$16.2	$22.1	$20.6
Change in provision	4.2	(0.6)	4.2
Gross write-offs of trade receivables accounts	(4.7)	(5.4)	(4.0)
Recoveries on trade receivables accounts previously written off	0.4	1.2	0.6
Currency effect	0.9	(1.1)	0.7
Balance at end of year	$17.0	$16.2	$22.1

	December 30, 2006	December 31, 2005
Inventories, net
Raw materials and supplies	$54.3	$51.4
Work in process	18.8	19.5
Finished products	164.3	148.9
	$237.4	$219.8

	December 30, 2006	December 31, 2005
Property, Plant and Equipment, net
Land	$20.6	$20.0
Buildings	374.1	344.8
Machinery and equipment	1,089.9	998.2
Leasehold improvements	26.6	25.5
Equipment on operating lease [1]	18.1	14.4
	1,529.3	1,402.9
Less accumulated depreciation	(896.1)	(798.5)
	$633.2	$604.4

[1]	See Note 5 — Net Investment in Sales-Type and Operating Leases for additional information regarding equipment on operating lease.

19. Other Matters

Legal Matters The Company is involved as a party in a number of material matters in litigation, including general litigation related to the February 2007 restatement of the Company's financial information and the previously announced MoistureLoc withdrawal, material intellectual property litigation, and material tax litigation. The Company intends to vigorously defend itself in all of these matters. At this time, the Company is unable to predict the outcome of, and cannot reasonably estimate the impact of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations, and matters concerning other allegations of other improprieties. The Company has not made any financial provision for potential liability in connection with these matters, except as described below under Product Liability Lawsuits.

Shareholder Securities Class Actions There is a consolidated securities class action, entitled In re Bausch & Lomb Incorporated Securities Litigation, Case Nos. 06-cv-6294 (master file), 06-cv-6295, 06-cv-6296, and 06-cv-6300, pending in Federal District Court for the Western District of New York, Rochester Division, against the Company and certain present and former officers and directors. Initially, four separate shareholder actions were filed between March and May of 2006 in Federal District Court for the Southern District of New York, and these were later transferred to the Western District of New York and consolidated into the above-captioned matter. Plaintiffs in these actions purport to represent a putative class of shareholders who purchased Company stock at allegedly artificially inflated levels between January 27, 2005 and May 3, 2006. Among other things, plaintiffs allege that defendants issued materially false and misleading public statements regarding the Company's financial condition and operations by failing to disclose negative information relating to the Company's Brazilian and Korean subsidiaries, internal controls, and problems with MoistureLoc, thereby inflating the price of Company stock during the alleged class period. Plaintiffs seek unspecified damages. The cases are currently awaiting appointment of lead plaintiff and lead plaintiff's counsel in accordance with the Private Securities Litigation Reform Act. Pursuant to a stipulated schedule ordered by the Court, the lead plaintiff appointed by the Court must file a consolidated amended complaint by 45 days after entry of the Court's order appointing the lead plaintiff.

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
There are also two purported derivative actions asserting allegations relating to the MoistureLoc withdrawal. The first case, entitled Little v. Zarrella, Case No. 06-cv-6337, was filed in June 2006 in the Federal District Court for the Southern District of New York and was transferred to the Western District of New York, Rochester Division, where it is currently pending against certain directors of the Company, and also naming the Company as nominal defendant. The second case, entitled Pinchuck v. Zarrella, Case No. 06-6377, was filed in June 2006 in the Supreme Court of the State of New York, County of Monroe, against the directors of the Company, and also naming the Company as nominal defendant. Among other things, plaintiffs in these actions allege that the individual defendants breached their fiduciary duties to the Company in connection with the Company's handling of the MoistureLoc withdrawal. Plaintiffs purport to allege damage to the Company as a result of, among other things, costs of litigating product liability and personal injury lawsuits, costs of the product recall, costs of carrying out internal investigations, and the loss of goodwill and reputation. Plaintiffs seek unspecified damages as well as certain declaratory and injunctive relief.
Pursuant to a stipulated schedule ordered by the Court, plaintiff in the state court Pinchuck action served an amended complaint on September 15, 2006 and defendants served a motion to dismiss the amended complaint on November 15, 2006. On March 30, 2007, the Court granted the Company's motion to dismiss the Pinchuck action. The time period to appeal the decision has not expired. Pursuant to a stipulated schedule ordered by the Court in the federal Little action, plaintiff in that case will have until 60 days after a ruling on a motion to dismiss in the consolidated securities action is entered or, if no such motion is filed, 60 days after defendants' answer to a consolidated amended complaint in the consolidated securities action is filed, to file an amended complaint.

Product Liability Lawsuits As of April 19, 2007, the Company has been served or is aware that it has been named as a defendant in approximately 344 product liability lawsuits pending in various federal and state courts as well as certain other non-U.S. jurisdictions. Of the 344 cases, 161 actions have been filed in U.S. federal courts, 180 cases have been filed in various U.S. state courts and three actions have been filed in non-U.S. jurisdictions. These also include 318 individual actions filed on behalf of individuals who claim they suffered personal injury as a result of using a ReNu solution and 26 putative class actions alleging personal injury as a result of using a ReNu solution and/or violations of one or more state consumer protection statutes. In the personal injury actions, plaintiffs allege liability based on, among other things, negligence, strict product liability, failure to warn, and breach of warranty. In the consumer protection actions, plaintiffs seek economic damages, claiming that they were misled to purchase products that were not as safe as advertised. Several lawsuits contain a combination of these allegations. On August 14, 2006, the Judicial Panel on Multidistrict Litigation (JPML) created a coordinated proceeding and transferred an initial set of MoistureLoc product liability lawsuits to the U.S. District Court for the District of South Carolina. The Company has advised the JPML of all federal cases available for transfer and has urged the issuance of conditional transfer orders. As of April 19, 2007, 128 of the 161 federal cases noted above have been transferred to the JPML.
These cases and claims involve complex legal and factual questions relating to causation, scientific evidence, actual damages and other matters. Litigation of this type is also inherently unpredictable, particularly given that these matters are at an early stage, there are many claimants and many of the claimants seek unspecified damages. Accordingly, it is not possible at this time to predict the outcome of these matters or reasonably estimate a range of possible loss. At this time, we have not recorded any provisions for potential liability in these matters, except that we have made provisions in connection with a small number of claims. While we intend to vigorously defend these matters, we could in future periods incur judgments or enter into settlements that individually or in the aggregate could have a material adverse effect on our results of operations and financial condition in any such period.

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
Since 1999, the Company's consolidated financial statements have included a deferred tax liability relating to the partnership. As of December 30, 2006, this deferred tax liability equaled $157.5. This deferred tax liability is currently reducing net deferred tax assets for which a valuation allowance exists as of December 30, 2006.
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
In addition to pending litigation matters, the Company may from time to time learn of alleged non-compliance with laws or regulations or other improprieties through compliance hotlines, communications by employees, former employees or other third parties, as a result of its internal audit procedures, or otherwise. In response to such allegations, the Company’s Audit Committee conducted certain investigations during 2005 and 2006, which led, among other things, to the restatement of previously reported financial information and the recording of current charges. The restatement, in turn, resulted in the Company’s being unable to file timely certain periodic financial information and the Company’s obtaining certain waivers from creditors, as well as an extension from the NYSE to permit continued trading notwithstanding the delay in filing this Annual Report and the Company’s 2005 Annual Report on Form 10-K.

As previously reported, the Audit Committee of the Board of Directors had commenced an investigation of the potential Foreign Corrupt Practices Act implications of the Company's Spanish subsidiary's providing free product, principally intraocular lenses used in cataract surgery, and other things of value to doctors performing surgical procedures in public facilities in Spain. This investigation was initiated following reports of potentially improper sales practices by a former employee and was voluntarily reported to the Northeast Regional Office of the SEC. The Audit Committee's investigation is now complete and found no evidence that the Company's senior management in Rochester or regional management in London authorized, directed, controlled or knowingly acquiesced in the subject sales practices engaged in by the Company's Spanish subsidiary. It also appears that, in certain instances, the Spanish subsidiary's provision of free product and other things of value to doctors and hospitals in Spain were not appropriately documented or accurately recorded in the subsidiary's books and records. We cannot predict the outcome or potential liability of the Company or its Spanish subsidiary in connection with these matters, which may also raise issues under local laws.
During March 2007, the Company received formal notification of amnesty by the state government of Sao Paolo as it relates to a Brazilian tax assessment recorded in periods prior to 2006. The reversal of penalties and interest of $19.3 and $2.5, respectively, will be reflected in the Company's first quarter 2007 results.
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

20. Quarterly Results, Stock Prices and Selected Financial Data (Unaudited)

Quarterly Results The following table presents unaudited quarterly financial information for each quarter during the past two years. Net sales, gross profit and operating income are reported on the same basis as amounts in the accompanying Statements of Income.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net Sales	$546.0	$571.5	$577.3	$597.6
Gross Profit	306.9	322.0	325.8	333.2
Operating Income	32.7	15.8	30.1	35.4
Net Income (Loss)	11.8	(15.1)	2.8	15.4
Earnings (Loss) Per Share, Basic	$0.22	$(0.28)	$0.05	$0.28
Earnings (Loss) Per Share, Diluted	$0.21	$(0.28)	$0.05	$0.28

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net Sales	$554.7	$605.4	$567.3	$626.4
Gross Profit	321.9	360.4	318.6	369.7
Operating Income	55.2	75.7	56.4	96.1
Net Income (Loss)	33.3	37.3	(105.2)	53.8
Earnings (Loss) Per Share, Basic	$0.63	$0.70	$(1.97)	$1.00
Earnings (Loss) Per Share, Diluted	$0.60	$0.67	$(1.97)	$0.96

Quarterly Stock Prices The Company's Common stock is listed on the NYSE and is traded under the symbol BOL. There were approximately 7,200 and 7,400 Common shareholders of record at year-end 2006 and 2005, respectively. The following table shows the price range of the Common stock for each quarter for the past two years:

	2006		2005
	Price Per Share		Price Per Share
	High	Low	High	Low
First	$73.24	$63.68	$75.85	$61.82
Second	63.96	40.75	79.75	70.80
Third	52.80	43.97	87.89	74.50
Fourth	54.30	47.36	84.30	66.17

Selected Financial Data
Dollar Amounts in Millions - Except Per Share Data

	2006	2005	2004	2003	2002
Results for the Year
Net Sales	$2,292.4	$2,353.8	$2,233.5	$2,018.5	$1,810.5
Net Income	14.9	19.2	153.9	106.0	20.8
Net Income - Basic earnings per share	0.28	0.36	2.94	2.02	0.39
Net Income - Diluted earnings per share	0.27	0.35	2.83	1.98	0.39
Dividends per share	0.52	0.52	0.52	0.52	0.65

Year-End Position
Working capital	$530.3	$617.7	$528.0	$528.9	$457.5
Total assets	3,278.8	3,416.4	3,045.8	3,038.1	2,767.1
Current portion of long-term debt	134.4	161.2	100.8	195.0	186.4
Long-term debt	698.3	831.2	543.3	652.0	656.2
Retained earnings	1,458.3	1,471.6	1,480.4	1,354.1	1,275.6
Shareholders' equity	1,394.8	1,283.9	1,362.8	1,160.8	1,005.3

Other Ratios and Statistics
Return on average shareholders' equity	1.1%	1.4%	12.6%	10.5%	2.1%
Return on invested capital	1.3%	1.2%	9.1%	7.5%	2.1%
Effective income tax rate for continuing operations before minority interest	79.7%	89.9%	34.4%	37.3%	69.8%
Current ratio	1.6	1.6	1.6	1.6	1.5
Capital expenditures	$107.7	$116.0	$118.9	$91.5	$91.9

21. Market Withdrawal of MoistureLoc Lens Care Solution

On May 15, 2006, the Company announced a voluntary recall of its MoistureLoc lens care solution. The decision was made following months of investigation into an increase in fungal infections among contact lens wearers in the United States and certain Asian markets. The Company’s decision to recall the product represented a subsequent event occurring prior to filing its 2005 Annual Report on Form 10-K, but related to product manufactured and sold in 2005. In accordance with GAAP, the Company recorded certain items associated with the recall in its 2005 financial results. The adjustments were recorded as 2005 third-quarter events, because that was the earliest reporting period for which the Company had not filed quarterly financial results on Form 10-Q. The Company incurred additional charges, primarily in Europe, associated with the MoistureLoc recall for product manufactured and sold in 2006. These charges reduced full-year 2006 earnings before income taxes by $26.7 and net income by $19.6 or $0.35 per share (based on local statutory rates), of which approximately $19.1 is associated with sales returns and other reductions to reported net sales.

The Company's decision to withdraw the product negatively impacted future financial performance. The Company recorded additional amounts for sales returns provisions and coupon redemptions in 2006, and performance was hampered by the impact from lost MoistureLoc revenues; lower revenues for other lens care products, reflecting market share losses caused by trade and consumer uncertainty; and the negative collateral effect on the Company’s non-lens care product categories, primarily in Asia; combined with higher expenses associated with the recall and legal expenses associated with product liability lawsuits, and increased marketing expense to support brand rebuilding activities.
The charges associated with the withdrawal reduced 2005 third-quarter earnings before taxes by $38.1 and net income by $36.8, or $0.66 per share (based on local statutory tax rates). Full-year 2005 earnings before taxes were reduced by $38.6 and full-year 2005 net income was reduced by $37.2, or $0.67 per share (based on local statutory tax rates). Of the pre-tax amount, $17.1 related to estimated customer returns and consumer rebates and was recorded as a reduction to net sales; $14.0 related to costs associated with returned product and the disposal and write-off of inventory, which was recorded as cost of products sold; and $7.9 related to costs associated with the notification to customers and consumers required in market withdrawal instances, which was recorded as selling, administrative and general expense. Charges include $1.7 for settled, unlitigated claims, however, the Company has not recorded any provisions for potential legal actions related to MoistureLoc because it is not yet able to estimate the magnitude of such charges, if any (see further discussion in Note 19 — Other Matters).
The Company considered the voluntary recall of MoistureLoc an event that would more likely than not reduce the fair value of a reporting unit. Therefore, in accordance with SFAS No. 142, the Company reviewed and updated the financial information and assumptions used in calculating reporting unit fair values in its 2005 annual impairment test (see Note 1 — Significant Accounting Policies for a discussion of the Company's annual impairment test) for purposes of assessing whether the withdrawal was likely to reduce any of the reporting unit fair values to below its carrying amount. The Company updated the financial information and made changes to assumptions (used in calculating the indications of value under the income and market approaches) to reflect the anticipated impact of the withdrawal on reporting unit operating results. The revised reporting unit fair values were compared to the carrying amounts from the 2005 annual impairment test. The revised fair values of each of the reporting units exceeded its carrying amount by a substantial margin. The Company therefore concluded that the probability of the voluntary recall reducing the fair value of any reporting unit below its carrying amount was remote and, as such, an impairment test was not required. In addition, a separate analysis was performed surrounding the valuation of the Company's acquisition of Freda (see Note 2 — Acquisition for further discussion), which was not completely integrated as of December 31, 2005. The Company determined that the fair value of Freda exceeded its carrying value. The Company completed its annual impairment test on each of its reporting units during the fourth quarter of 2006 and the carrying value (including goodwill) of each of the Company's reporting units was less than their respective fair values (see Note 1 — Significant Accounting Policies for a discussion of the Company's annual impairment test). The Company will continue to monitor and assess the impact from the recall as it relates to the fair value of any of its reporting units.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chairman and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file this Annual Report on Form 10-K within the statutory time period, the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer have concluded that, as of December 30, 2006, the Company's disclosure controls and procedures were not effective.

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management has identified the following material weaknesses as of December 30, 2006:
(1) Control Environment The Company did not maintain an effective control environment because of the following: (i) the Company did not adequately and consistently reinforce the importance of adherence to controls and the Company's code of conduct and (ii) the Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of GAAP, including accounting for income taxes, and in internal controls over financial reporting commensurate with its financial reporting requirements. This material weakness contributed to the additional material weakness discussed in Item 2 below and to control deficiencies as well as adjustments, including audit adjustments, to the 2006 annual consolidated financial statements in the financial reporting and close process.
(2) Controls Over Tax Accounting The Company did not maintain effective controls over the determination and reporting of its income tax payable, deferred income tax assets and liabilities, the related valuation allowances and income tax expense. Specifically, effective controls were not designed and in place to: (i) ensure management maintained the appropriate level of personnel resources with adequate experience and expertise in the area of U.S. GAAP accounting for income taxes; (ii) ensure roles and responsibilities with respect to accounting for income taxes were clearly defined; (iii) identify and evaluate in a timely manner the tax implications of certain non-routine transactions, including transactions related to acquisitions; (iv) provide reasonable assurance as to the completeness and accuracy of the provision for income taxes and income taxes payable including tax reserves and return to provision adjustments; and (v) reconcile differences between the tax and financial reporting basis of its assets and liabilities with its deferred income tax assets and liabilities. In addition, the Company did not maintain effective controls over indirect taxes, including VAT and certain import related taxes related to its Brazilian subsidiary. This material weakness resulted in adjustments, including audit adjustments, to the 2006 annual consolidated financial statements.

Additionally, each of these material weaknesses above could result in a material misstatement to the Company's interim or annual consolidated financial statements and disclosures which would not be prevented or detected.
As a result of these material weaknesses described above, management has concluded that, as of December 30, 2006, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control-Integrated Framework issued by the COSO.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under the Report of Independent Registered Public Accounting Firm in this Annual Report on Form 10-K.

Remediation of Certain Material Weaknesses in Internal Control Over Financial ReportingThe Company has engaged in, and is continuing to engage in, substantial efforts to address the material weaknesses in its internal control over financial reporting. Several material weaknesses were remediated in 2006 and the Company is working to remediate the remainder as soon as practicable. Material weaknesses in the following areas were remediated:

•
Control environment deficiencies related to (i) the failure to institute all elements of an effective program to help prevent and detect fraud by Company employees and (ii) the failure to establish and maintain effective corporate and regional management oversight and monitoring of operations to detect subsidiaries’ override of established financial controls and accounting policies, execution of improper transactions and accounting entries to impact revenue and earnings, and reporting of these transactions to the appropriate finance personnel or the Company’s independent registered public accounting firm.

•	Controls over the financial reporting and close process to provide reasonable assurance of the completeness and accuracy of certain financial statement accounts in certain subsidiaries.
•
Controls over revenue recognition and sales practices related to certain subsidiaries’ relationships with their key distributors and the installation of refractive laser surgery equipment in multiple locations where the Company does business.

•	Controls over the deferred compensation plan to ensure that the Plan document was amended to accurately reflect the Plan’s intended design.

The changes to the Company’s internal control over financial reporting for each of the remediated material weaknesses were as follows:

Control Environment

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

•	The Company further enhanced its whistleblower program related to the communication, investigation and resolution of whistleblower activities.
•	The Company expanded executive management's ongoing communications regarding the importance of adherence to internal controls and company policies.
•
The Company realigned the global finance organization in its operating segments to have a direct reporting relationship to the Corporate Controller, rather than to management within the operating segments.

•	The Company has reinforced the certification process to emphasize senior managers' accountability for maintaining an ethical environment.
•
The Company instituted a comprehensive fraud and compliance risk assessment program and a risk analysis process to determine audits to be performed by the Internal Audit department and internal control testing to be conducted at non-significant locations.

•	The Company formalized entity wide and corporate monitoring controls.
•
The Company has augmented the quarterly financial reporting and close process, by implementing an expanded Quarterly Close Checklist which is completed by each Operating Segment Controller and reviewed by the Corporate Controller.

Financial Reporting and Close Process

•	The Company held a global controller’s conference in 2006 with topics covered including financial reporting, internal controls, and global processes.
•	The Company replaced several controllers, especially in the Asia region.
•
The Company has modified the performance management objectives and individual bonus metrics for the global finance organization to be more heavily weighted to internal controls and financial reporting and close metrics.

•	The Company reemphasized the requirements for reconciliation and support of all balance sheet accounts and journal entries.
•	The number of entities at which substantive audits or internal control testing was performed by Internal Audit or the Sarbanes Oxley compliance group was expanded in 2006.
•
The Company has augmented the quarterly financial reporting and close process, by implementing an expanded Quarterly Close Checklist which is completed by each Operating Segment Controller and reviewed by the Corporate Controller.

Revenue Recognition

•
The Company has enhanced key control activities related to revenue recognition on laser installations and sales to distributor/wholesalers, documentation and approval of terms of sales, including standard and extended credit terms and analysis of sales returns and exchanges.

•
The Company has enhanced its quarterly financial reporting and close process by implementing a more extensive Quarterly Close Checklist and Quarterly Close Call process which focuses on specific revenue recognition related issues.

•	The Company has revised its Revenue Recognition policy to specifically address the issues identified in the material weakness.
•
The Company currently accounts for revenue on a consignment basis in the Korea Vision Care and India Vision Care and Cataract distributor businesses with appropriate controls around the accounting process.

Deferred Compensation Plan

•	The Company will require formal review and approval of all new or amended employee benefit plans by Corporate Technical Accounting.
•	The Company amended its Deferred Compensation Plan early in 2006 to ensure that the Plan complied with the intended design.

The Company continues to enhance controls to address any remaining control deficiencies in the above areas.

Ongoing Remediation of Material Weaknesses in Internal Control Over Financial Reporting as of December 30, 2006 The Company continues to engage in substantial efforts to remediate the remaining material weaknesses disclosed in Management's Report on Internal Control Over Financial Reporting above and expects to remediate these weaknesses by December 29, 2007, or as soon as practicable. The following remedial actions have been or continue to be implemented to address the remaining material weaknesses:

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

•	The Company is developing a formal training program for certain non-finance employees on revenue recognition and integrity of financial reporting and controls.
•	The Company continues to provide training to its managers and sales organizations on ethics and compliance with over 2,400 employees trained in 2006.
•	The Company has initiated a project in 2007 to revise its Code of Conduct and other related Company policies.
•	The Company has further expanded and strengthened its internal audit organization by hiring additional experienced audit staff.
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

•	The Company plans to add regional tax resources with indirect tax expertise to address VAT, customs and other indirect taxes.

•	The Company has strengthened its tax department by hiring additional senior tax staff with expertise in accounting for income taxes.
•	The Company will undertake a project to redesign its controls around income taxes in the second quarter of 2007.

Changes in Internal Control Over Financial Reporting During 2006, the Company continued to implement its global enterprise reporting system at its commercial and global operations businesses including the Company's Belgian, Dutch and German operations. In addition, an ERP system was implemented in the Company’s Indian subsidiary in the first quarter of 2006. The Company implemented an on-line foreign exchange contracts trading software in its Corporate Treasury operations in the fourth quarter. The Company also changed to a new third-party payroll processor for its employees based in Japan during the third quarter. As described above, there were changes in the Company's internal control over financial reporting that occurred throughout 2006 to remediate the 2005 material weaknesses that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is continuing to implement the global enterprise reporting system, and in that process, expects that there will be future material changes in internal controls as a result of this implementation.

Item 9B. Other Information

Appointment of New Chief Financial Officer On March 19, 2007, the Company announced the appointment of Efrain Rivera as Senior Vice President and Chief Financial Officer of the Company, succeeding Stephen C. McCluski who announced his intention to retire effective June 30, 2007. Mr. McCluski will serve as Senior Vice President Corporate Strategy until he retires.

Entry Into New Employment Agreement with Ronald L. Zarrella On April 24, 2007, the Company entered into an employment agreement with Ronald L. Zarrella. Under the agreement, Mr. Zarrella will continue to serve as the Company’s Chief Executive Officer and Chairman of the Company’s Board, as well as serve on the Company’s Board and be the Chairman of the Executive Committee of the Board. The agreement is effective from January 1, 2007 until December 31, 2009 and automatically renews for successive one-year terms until the Company or Mr. Zarrella provide a six-month written notice of non-renewal.
Mr. Zarrella’s base annual salary will continue to be $1.1 million dollars. Base salary is subject to annual review by the Company’s Board and may be increased by the Board from time-to-time. If increased, Mr. Zarrella’s base salary cannot be decreased. In addition, Mr. Zarrella is eligible to receive an annual cash bonus under the Company’s Management Incentive Compensation Plan with a target bonus equal to 125% of his annual base pay. He will be entitled to participate in the Company’s long-term incentive plans and receive performance awards under such plans, as determined by the Compensation Committee of the Board.
The agreement continues Mr. Zarrella’s participation in the Company’s Supplemental Executive Retirement Plan II (“SERP II” and filed as Exhibit (10)-f to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990), a non-qualified defined benefit plan designed to provide Mr. Zarrella with supplemental retirement income in amounts reasonably related to his compensation and service. Mr. Zarrella is currently vested under SERP II at 48% of his final average compensation (the highest average of Mr. Zarrella’s compensation for any three full calendar years during his ten last full years of employment with the Company; in addition, this includes Mr. Zarrella’s compensation during his 1999, 2000 and 2001 employment with his prior employer). Under his employment agreement, Mr. Zarrella shall be entitled to an additional 4% of final average compensation for each year of employment (including beyond the initial three-year term), up to a maximum accrued benefit of 72% of his final average compensation. The portion payable at 48% of final average compensation that has vested is not subject to SERP II’s forfeiture provision. However, any SERP II benefit that may accrue from the date of the agreement remains subject to all terms of SERP II, including the forfeiture provision (forfeits SERP II benefits if employment is terminated for cause involving fraud, dishonesty, gross misconduct, gross failure to perform duties or disclosure of secret or other confidential nature to any competitor or to any person not authorized by the Company to receive such information). Mr. Zarrella’s payable pre-tax SERP II benefit will be reduced by disability and/or defined retirement (to the extent funded by the Company) benefits payable to him and all amounts payable to him under any other employer’s qualified or unqualified retirement plans (to the extent such amounts were funded by his prior employer’s contributions).

The agreement allows Mr. Zarrella to participate in other employee benefit, welfare and other plans and programs available to the Company’s senior executives. In addition, Mr. Zarrella is entitled to fringe benefits and perquisites under the Company’s policies at least as favorable as those provided to other senior executives of the Company. One such benefit, use of the Company’s aircraft, is capped annually at $100,000 of the incremental cost to the Company.
Termination of the agreement entitles Mr. Zarrella to the following:

A.	Termination without Cause by the Company; Good Reason by Mr. Zarrella - the Company will pay or provide:
•	within 30 days of termination, a lump sum payment equal to unpaid annual base salary to the date of termination;
•	a pro-rated bonus for the year in which the termination occurred, payable when bonuses to other senior officers are paid for such year;
•	a payment equal to two times annual base salary and target bonus, payable over a two year period;
•	continued participation for Mr. Zarrella, his spouse and dependants in the Company’s health insurance plan for the remaining term of his employment period, but not in excess of 18 months; and
•	other amounts or benefits Mr. Zarrella is eligible to receive prior to the termination date in accordance with Company’s plans, policies, programs or agreements.

B.	Termination Upon Death - the Company will pay or provide:
•	within 30 days of termination, a lump sum payment equal to unpaid annual base salary to the date of termination;
•	a pro-rated bonus for the year in which the termination occurred, payable when bonuses to other senior officers are paid for such year;
•	other amounts or benefits Mr. Zarrella is eligible to receive prior to the termination date in accordance with Company’s plans, policies, programs or agreements, including a death benefit.

C.	Termination Upon Disability - the Company will pay or provide:
•	within 30 days of termination, a lump sum payment equal to unpaid annual base salary to the date of termination;
•	a pro-rated bonus for the year in which the termination occurred, payable when bonuses to other senior officers are paid for such year;
•	other amounts or benefits Mr. Zarrella is eligible to receive prior to the termination date in accordance with Company’s plans, policies, programs or agreements, including a disability benefit.

D.	Termination For Cause; Other than Good Reason - the Company will pay or provide unpaid annual base salary and other benefits through the termination date.

    In the event of a change of control, the employment agreement would be superseded by Mr. Zarrella’s November 9, 2001 change of control agreement. However, any compensation awards not made through the change of control date will be made, and any amounts payable under the change of control agreement shall be adjusted so that Mr. Zarrella will receive the greatest amounts or benefits at the earliest time that such amounts would be paid or provided under the employment agreement or the change of control agreement.

Part III

Item 10. Directors, Executive Officers and Corporate Governance of Bausch & Lomb Incorporated

Board of Directors

The Board currently has 11 members. Mrs. Catherine M. Burzik was elected by the Board on February 16, 2007 to serve until the 2007 annual meeting. She was identified by a third party search firm and recommended by the Nominating and Governance Committee. The Board members are:

ALAN M. BENNETT	Director since 2004 Age: 55

Mr. Bennett served as senior vice president and chief financial officer of Aetna Inc., a leading provider of health, dental, group life, disability and long-term care benefits from 2001 until his retirement in April 2007. He joined Aetna in 1995 as chief financial officer for Aetna Business Resources. He was named vice president and director of internal audit of Aetna Inc. in 1997 and in 1998 was named vice president and controller. From 1981 to 1995, Mr. Bennett held several executive positions with Pirelli Armstrong Tire Corporation. From 1972 to 1981, he was an audit manager at Ernst & Young. Mr. Bennett is a Director of Halliburton and a member of the American Institute of Certified Public Accountants.

CATHERINE M. BURZIK	Director since January 2007 Age: 56

Ms. Burzik has served since November 2006 as president and chief executive officer of Kinetic Concepts, Inc., a global medical technology company. From 2004 until December 2006, she served as senior vice president of Applera Corporation and president of its Applied Biosystems Group, a developer and marketer of instrument-based systems. She joined Applera in 2003 as a vice president. From 1997 to 2003, she held several executive positions with Johnson & Johnson, including president of its Ortho-Clinical Diagnostics, Inc. subsidiary. From 1974 to 1997, she held several executive positions in management with Eastman Kodak Company.

DOMENICO DE SOLE	Director since 1996 Age: 63

Mr. De Sole has served since April 2005 as chairman of Tom Ford International, a luxury goods fashion company which produces fragrances, sunglasses and a signature ready-to-wear men's line. He served from 1995 to 2004 as president and chief executive officer of Gucci Group N.V., a multibrand luxury goods company. He joined that company in 1984 as president and chief executive officer of Gucci America, Inc. and in 1994 was named chief operating officer of Gucci Group N.V. Mr. De Sole is a director of Delta Airlines, Inc., GAP Inc. and Telecom Italia and Ermenegildo Zegna. He is a member of the Harvard Law School Advisory Board.

PAUL A. FRIEDMAN, M.D.	Director since 2004 Age: 64

Dr. Friedman has served since 2001 as president and chief executive officer of Incyte Corporation, a biotechnology company. From 1998 until 2001, he served as president of DuPont Pharmaceuticals Research Laboratories. From 1994 until 1998, he served as president, Research and Development, of DuPont Merck Pharmaceutical Company. From 1991 to 1994, he was senior vice president of Research at Merck Sharp & Dohme Research Laboratories and from 1985 to 1991 he held several executive positions there. From 1974 to 1985, Dr. Friedman was associate professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a diplomat of the American Board of Internal Medicine and a member of the American Society of Clinical Investigation.

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

RUTH R. McMULLIN	Director since 1987 Age: 65

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

LINDA JOHNSON RICE	Director since 1990 Age: 49

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

BARRY W. WILSON	Director since 2003 Age: 63

Mr. Wilson joined Medtronic, Inc., a medical technology company, in 1995, as president, Europe, Middle East & Africa. Since 1997, he served as senior vice president and a member of the Executive Committee. In 2001, Mr. Wilson assumed responsibility for Medtronic International. He is currently senior vice president, International. From 1980 to 1993, he held various executive positions with Bristol-Myers Squibb, including president of Europe. Prior to that, he held executive positions with Pfizer, Inc. in nine different countries. Mr. Wilson was chairman of Eucomed, the European medical device industry association from 2000 to 2004 and now serves as its honorary chairman.

KENNETH L. WOLFE	Director since 1989 Age: 68

Mr. Wolfe served as chairman and chief executive officer of Hershey Foods Corporation, a food products manufacturing firm, from 1994 until his retirement in 2001. He joined that firm in 1967 and held various executive positions before being appointed vice president and chief financial officer in 1981. In 1984, Mr. Wolfe was named senior vice president. From 1985 until 1993, he was president and chief operating officer. Mr. Wolfe is a director of Revlon, Inc. and is a trustee of Fidelity Funds.

RONALD L. ZARRELLA	Director since 2001 Age: 57

Mr. Zarrella has served since 2001 as chairman and chief executive officer of Bausch & Lomb Incorporated. He was previously with General Motors Corporation, where he was executive vice president and president of General Motors North America from 1998 to 2001. From 1994 to 1998, Mr. Zarrella was vice president and group executive in charge of General Motors' North American Vehicle Sales, Service and Marketing Group. From 1985 to 1994, Mr. Zarrella held several executive positions at Bausch & Lomb, including serving as its president, chief operating officer and a member of its Board. Mr. Zarrella is a director of Avaya, Inc. He is a trustee of Rochester Institute of Technology, the International Agency for the Prevention of Blindness, and the Committee for Economic Development. Mr. Zarrella is a member of the board of the University of Rochester Medical Center, FIRST (For Inspiration and Recognition of Science and Technology), and the National Italian American Foundation.

Executive Officers of the Registrant

Set forth below as of April 1, 2007, are the names, ages, positions and offices held by and a brief account of the business experience during the past five years of each executive officer.

Name and Age	Position

Ronald L. Zarrella (57)	Chairman and Chief Executive Officer since 2001; Executive Vice President and President, General Motors North America, General Motors Corporation (1998-2001).

Gerhard Bauer (51)	Senior Vice President, Global Operations and Engineering since May 2006; Vice President, Global Operations and Engineering for Europe (2001-May 2006).

Alan H. Farnsworth (54)	Senior Vice President and President, Europe, Middle East and Africa Region since 2001; Corporate Vice President, Pharmaceuticals/Europe (2000-2001).

Dwain L. Hahs (54)	Senior Vice President and President Asia Region since May 2006; Senior Vice President, Global Operations and Engineering (2000-2006).

Stephen C. McCluski (54) [1]	Senior Vice President Corporate Strategy since March 2007; Senior Vice President and Chief Financial Officer (1995-March 2007).

David R. Nachbar (44)	Senior Vice President, Human Resources since 2002; Senior Vice President, Human Resources, The St. Paul Companies, Inc. (1998-2002).

Efrain Rivera (50)
Senior Vice President and Chief Financial Officer since March 2007; Corporate Vice President and Treasurer (2004-March 2007); Corporate Vice President and Assistant Treasurer (2003-2004); Leave of Absence (2003); Corporate Vice President and President, Latin America and Canada (2002-2003); President, Bausch & Lomb Latin America and General Manager, Bausch & Lomb Mexico (2001-2002); Vice President and Controller, Vision Care (1998-2001).

Robert B. Stiles (57)	Senior Vice President and General Counsel since 1997.

Praveen Tyle (47)
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

Barbara M. Kelley (60)	Corporate Vice President, Communications and Investor Relations since 2001.

Jurij Z. Kushner (56)	Corporate Vice President, Controller since 1995.

Brian Levy (55)	Corporate Vice President and Chief Medical Officer since 2004; Vice President, Clinical & Medical Affairs (2000-2004).

Angela J. Panzarella (49)	Corporate Vice President, Global Vision Care since 2001.

Gary M. Phillips (41)
Corporate Vice President and Vice President Commercial Operations, U.S. Surgical and Pharmaceuticals since January 2007; Corporate Vice President, Global Pharmaceuticals (2002-2006); Executive Director, Strategic Planning, Novartis Pharmaceuticals (2000-2002).

Henry C. Tung (48)	Corporate Vice President, Global Surgical since February 2005; Vice President, New Business Development, Boston Scientific Corporation (2000-February 2005).

1 Stephen C. McCluski announced his plan to retire on June 30, 2007 as stated in our Report on Form 8-K filed March 9, 2007.

Unless earlier separated from the Company, all officers serve on a year-to-year basis through the day of the annual meeting of shareholders of the Company and there is no arrangement or understanding among any of the officers of the Company and any other persons pursuant to which such officer was selected as an officer.

Section 16(a) Beneficial Ownership Reporting Compliance The Company's directors and executive officers are required to file reports with the Securities and Exchange Commission concerning their ownership of Company stock. Based upon a review of filings with the Securities and Exchange Commission, we believe that all of our directors and executive officers complied during fiscal 2006 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Corporate Governance Principles and Board Matters The Company is committed to sound corporate governance principles. The Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for CEO and Senior Financial Officers are available on the Company's Web site at http://www.bausch.com/en_us/corporate/corpcomm/general/governance.aspx. Printed copies of these documents can be obtained by contacting the secretary of the Company.

Audit Committee The Board has a standing Audit Committee. The members of the Audit Committee are Kenneth L. Wolfe (Chair), Alan M. Bennett, Domenico De Sole and Barry W. Wilson. The Board has reviewed the qualifications of each member of the Audit Committee and has determined that each member of the Audit Committee is "independent" under the current listing standards of the New York Stock Exchange (NYSE) applicable to Audit Committee members. None of the Audit Committee members has a relationship with the Company other than being a director and shareholder of the Company. In addition, there is no Audit Committee member who is employed as an executive of another firm where any of the Company's executives serves on that other firm's compensation committee. No member of the Audit Committee is an immediate family member of an individual who is an executive officer of the Company or any of its affiliates. The Audit Committee members do not serve on more than two audit committees of other public companies.
Each member of the Audit Committee is financially literate, as assessed by the Board in its business judgment. In addition, the Board has determined that Kenneth L. Wolfe qualifies as an "audit committee financial expert," as defined by applicable SEC rules, and Mr. Wolfe is "independent" under the current listing standards of the NYSE applicable to Audit Committee members.
In 2006, the Audit Committee met 36 times. The Board has adopted a written Charter setting forth the authority and responsibilities of the Audit Committee. A copy of the Charter is available at the Company's web site at http://www.bausch.com/en_us/corporate/ir/general/audit.aspx. The Audit Committee recommended for Board approval, based on the full scope of its activities, that the audited financial statements be incorporated by reference in this Annual Report on Form 10-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Bausch & Lomb is the eye health company dedicated to perfecting vision and enhancing life for consumers around the world. Our products span nearly every aspect of eye health, from contact lenses and the solutions to care for them, to pharmaceuticals and surgical products and can be found in more than 100 countries worldwide. Our future success depends on our ability to broaden our reach, further strengthen our portfolio, continually improve our efficiency, and build on our commitment to research and development. To achieve these goals, it is critical that we be able to attract, motivate and retain highly talented individuals all around the world and at all levels of the organization who are committed to the Company’s success.

Compensation Philosophy, Objectives and Principles Bausch & Lomb’s compensation and benefits programs are driven by our business environment and designed to enable us to achieve our long-term goals. Our executive compensation philosophy is to provide a total compensation package that aligns the interests of executives with those of the Company’s shareholders by attracting and retaining highly skilled executives, rewarding the achievement of our short- and long-term financial and strategic goals, and re-enforcing ethical behaviors. We believe that encouraging executives to think and act like owners enhances the commonality of interests between management and long-term shareholders.
To ensure that our objectives for executive compensation are fulfilled, several principles guide the design and administration of our compensation programs:

•	Our executive compensation programs are aligned with and support the strategic direction of our business;
•
Our compensation programs are presented with transparency and encourage behavior that is consistent with our values, our Cultural Drivers and our Commitment to an Ethical Culture. A description of these concepts is available on our web site at http://www.bausch.com/en_US/corporate/corpcomm/general/ethical_culture.aspx;

•
Our “pay for performance” philosophy ties compensation awards to business and individual achievement in a manner that recognizes target performance with at-market awards; above-target level performance is rewarded with higher awards, and below-target performance generates below-market awards, if any;

•
The proportion of compensation at risk increases as the employee’s level of responsibility increases, and we believe in allocating variable compensation to create a greater degree of “at risk” pay than our market peers;

•	We encourage and support executive ownership in the Company through the use of stock ownership guidelines, which call for higher levels of ownership as responsibility increases;
•	A portfolio of health, welfare, and savings benefit programs are designed to help in the attraction, productivity and retention of our employees; and
•	The design and administration of our compensation programs strive to be financially efficient, affordable and sustainable.

We follow these principles in the development and administration of the three main elements of our executive compensation program: base salary, annual incentive awards, and long-term incentive awards. These principles are also followed in the development and administration of our health, welfare, savings and additional benefit programs.

Compensation Consultants Since 2004, the Compensation Committee has worked with Frederic W. Cook & Co., Inc. as its independent consultant to provide advice and counsel on matters related to executive officer compensation. Frederic W. Cook & Co., Inc. does not provide any other services to the Company that are not directly related to executive compensation. Frederic W. Cook & Co., Inc.’s work is engaged by the Compensation Committee and includes advising the Compensation Committee and the committee chair and, when requested, preparing information and analysis necessary for the Compensation Committee’s evaluation (including tally sheets for the five most highly paid executives), analyzing compensation actions for the Chief Executive Officer and other executive officers, reviewing all new executive compensation plan designs, and reviewing existing plans as requested. On an annual basis, the Compensation Committee reviews the content and quality of the work of the consultant, including charges assessed for services rendered.

In addition, the Company uses the services of Hewitt Associates to advise on executive compensation programs and provide benchmarking data through the Company’s participation in an executive compensation survey.

Role of Executives in Establishing Compensation Bausch & Lomb’s Chief Executive Officer, the Senior Vice President of Human Resources, and the Global Compensation and Benefits department provide recommendations regarding the design of the Company’s compensation program to the Compensation Committee. Upon the Compensation Committee’s approval, the Global Compensation and Benefits department is responsible for the implementation and administration of executive compensation.
As Chief Executive Officer, Ronald L. Zarrella is responsible for bringing individual compensation recommendations for executive officers to the Compensation Committee for its review, consideration and approval. Together with the Senior Vice President of Human Resources, the Global Compensation and Benefits department provides market information and recommendations to the Compensation Committee with regard to Mr. Zarrella’s and other executive officers’ total compensation. During Compensation Committee meetings at which compensation actions involving executive officers are discussed, a consultant from Frederic W. Cook & Co., Inc. is available.

Benchmarking of Compensation We participate in an annual executive compensation survey conducted by Hewitt Associates (Hewitt) to determine market competitive levels for each element of executive compensation and for total executive compensation. The information obtained through Hewitt enables the Company to set salary and variable compensation at a level sufficient to attract and retain high quality executives at a reasonable and sustainable level of aggregate cost. With input from Frederic W. Cook & Co., Inc. management selects, and the Compensation Committee reviews and approves the use of, a peer group of companies by which to measure components of compensation for each executive officer position using the Hewitt study.
For fiscal year 2006, this peer group consisted of 20 companies in the consumer products, medical device, pharmaceuticals, and health care related industries. This mix of industries represented the diverse business segments in which we have operated. The peer group included Alberto-Culver, Alcon Laboratories, Allergan, Alpharma, Baxter International, Bayer Corporation, Becton Dickinson, C.R. Bard, Colgate-Palmolive, Dade Behring, Edwards Lifesciences, The Gillette Company (formerly), Hospira, Medtronic, Quest Diagnostics, Revlon, Schering-Plough, STERIS Corporation, TAP Pharmaceutical, and Teleflex. Peer group compensation data were regressed based on annual revenues to ensure that the market medians used for comparative purposes accurately reflected the size of our Company relative to the peer group.
Management recommended, and the Compensation Committee reviewed and approved, changes in the peer group for 2007 to more closely reflect our strategic direction in the markets in which we compete for business and talent. For 2007, we will eliminate certain non-healthcare consumer products companies from the peer group, and compensation comparisons will be made against a peer group consisting of medical device, pharmaceutical and healthcare companies. The peer group for 2007 includes Alcon Laboratories, Allergan, Baxter International, Bayer Corporation, Becton Dickinson, Bristol-Myers Squibb, C.R. Bard, Dade Behring, Edwards Lifesciences, Eli Lilly, Hospira, Medtronic, Mylan Laboratories, Quest Diagnostics, Schering-Plough, STERIS Corporation, and TAP Pharmaceutical. Consistent with prior practice, peer group compensation data will be regressed to reflect differences in revenues between the peer group and our Company.
Changing the peer group companies did not result in a material change in the market median benchmark compensation for most positions. This new benchmarking information was used when reviewing executive officer compensation in January and February of 2007.

Elements of Our Executive Compensation and Benefits Programs We provide our executive officers a total direct compensation package that includes base salary, an annual incentive program and long-term incentives. In addition, we provide benefits that are consistent with local practices and are designed to be competitive. In the United States, our executive officers participate in the benefits programs offered to all U.S. employees. These include health benefits, life insurance, disability insurance and tax-qualified and non-qualified pension and savings plans. In view of our Company’s market focus, we also provide a leading eye-healthcare benefit. We provide a limited number of additional benefits to executive officers that are consistent with the competitive practices of our peer group companies and intended to support the objective of attracting and retaining high quality executives.

Every January, a study is conducted in which each executive officer’s total compensation, by component and in aggregate, is benchmarked against the median market value for the comparable position in the identified peer group. The benchmark information is supplemented with tally sheets, detailing all elements of current compensation, retirement, perquisites, separation and change of control rights, and other compensation for the named executive officers and information from external consultants related to additional factors such as recent market trends. These data are then reviewed by the Compensation Committee. Consistent with our executive compensation principles, we generally target total direct compensation at the market median of the peer group for the achievement of the Company’s annual and long-term financial and strategic goals. In limited circumstances, we may choose to offer an above-market total compensation package to attract and retain critical talent, and below-market compensation is targeted when appropriate to reflect an incumbent’s limited experience and tenure in position relative to internal and external peers. For superior performance, short- and long-term incentive awards pay out above targeted levels, and for below-target performance, awards pay out below targeted levels or not at all. Every February, as part of our normal performance review and total compensation cycle, the Chief Executive Officer recommends to the Compensation Committee base salary adjustments and awards for executive officers for that year. The Compensation Committee approves all compensation adjustments and awards for executive officers.
Executive officers are eligible for short-term and long-term performance-based incentives, delivered in cash and equity, to ensure that a substantial portion of total compensation is variable and “at risk.” The portion of variable, performance-based compensation increases directly with the executive’s level of responsibility to ensure that the most senior executives are held most accountable for operating performance and changes in shareholder value. Performance-based pay programs comprise approximately 80 percent of the total direct compensation package for the Chief Executive Officer and 55 to 75 percent of the total direct compensation for other executive officers, in both cases excluding perquisites and benefits. Based on comparisons to external market data, including those derived from the peer group companies, we believe our executive officers have more pay “at risk” than their market peers.

Base Salary Base salary levels for our named executive officers reflect the external market value of their respective roles and take into consideration the individual’s current performance, experience and the scope and complexity of his or her position within the Company. Base salary represents less than half of our executive officers’ total compensation package, which reflects our compensation philosophy key principles, including emphasizing “at risk” pay and tying compensation to Company and individual performance to align executives’ interests with those of our shareholders. To ensure long-term focus, executive officers do not receive annual merit increases. The Compensation Committee annually reviews base salary for executive officers and makes adjustments only when necessary based on executive performance, market comparisons and market trends.

Annual Incentive Compensation To ensure that a large portion of annual cash compensation is “at risk” and tied to achievement of annual operating objectives, and that such payments are fully tax-deductible to the Company as performance-based compensation, we operate a two-part annual incentive program for executive officers.
The Management Incentive Compensation Plan (MICP) was adopted and approved by shareholders at the April 28, 1998 Annual Shareholders’ Meeting to create a performance-based incentive plan designed to permit tax deductibility under Section 162(m) of the Internal Revenue Code. The shareholder-approved metric is operating earnings for the Plan year. The designation of MICP participants, and the maximum percentage of the total pool each participant may receive (the plan permits no more than 30 percent of the total pool for any participant), are approved by the Compensation Committee in the first quarter of the Plan year. The Compensation Committee has the discretion to reduce, but not increase, the maximum amount payable to each MICP participant based on factors they deem appropriate, including achievement of goals under the Annual Incentive Compensation Plan (AICP) described below. Generally, a MICP participant does not have the right to receive a bonus under the AICP that is separate from the MICP; rather, the Compensation Committee uses the AICP as a basis for determining an appropriate reduction to the maximum bonus an executive is eligible to receive under the MICP.

The AICP is a cash-based, pay-for-performance incentive program for our executive officers and other executive and management employees. The Plan is based on achievement against annual, Company-wide financial goals, business unit specific financial and non-financial goals and individual performance. Each January, the Compensation Committee approves the annual bonus targets for the Chief Executive Officer and other named executive officers which are subject to the satisfaction of MICP goals. For fiscal year 2006, the target award for Mr. Zarrella was 100 percent of base salary and 75 percent of base salary for other named executive officers. Annual bonus payments for the Chief Executive Officer and the Chief Financial Officer are based on the Company’s performance against Company-wide financial goals. For the other named executive officers, 75 percent of the payment is based on performance with respect to the Company-wide financial goals and 25 percent is based on business unit performance against goals.
The 2006 AICP goals were originally approved by the Compensation Committee in February 2006. Company-wide goals were based on the attainment of fully diluted earnings per share of $3.92 (75 percent of funding) and sales growth in constant dollars of 10.0 percent (25 percent of funding). The commercial business unit objectives were sales in constant dollars (40 percent of funding), operating earnings (40 percent of funding), and cash flow (20 percent of funding).
On May 15, 2006, the Company announced its decision to withdraw the ReNu with MoistureLoc contact lens solution from worldwide markets. To keep the management team focused on rebuilding the business, on July 25, 2006 the Compensation Committee and the Board of Directors approved revisions to the AICP goals for 2006 (disclosed in the Company’s Current Report on Form 8-K, filed on July 31, 2006). Target payouts were also adjusted downward to maintain accountability and fiscal responsibility. If the revised goals were achieved, the available pool would fund at 67 percent of target, and maximum pool funding would be 134 percent (reduced from 100 percent and 200 percent, respectively). The revised 2006 Company-wide goals were set based on management’s assessment of target performance after conducting in-depth financial reviews with every commercial operating region at $2,401 million in sales measured in constant dollars, and zero cash flow from operations net of capital expenditures, with equal weighting given to each metric. Performance goals for the commercial regions were revised regional sales, measured in constant dollars, and cash flow, with equal weighting. Goals for the Research & Development and Global Operations & Engineering business units were unchanged.
In January 2007, the Compensation Committee used the preliminary, unaudited financial estimates released in a statement on January 31, 2007 to set funding levels for the AICP, as these results were not expected to change materially when the Company issues its 2006 financial statements. The Company’s projected sales in constant dollars were $2,295 million, which is lower than the threshold level for funding for that metric. The Company’s projected cash flow was $16 million, which, after an adjustment for a tax payment accounted for in 2005, exceeded the target level and resulted in 148 percent funding for that metric. The combined funding for sales and cash flow was 74 percent. After the 67 percent target payout adjustment, the final pool funding for the Company-wide portion of the AICP was 49.6 percent. Business unit funding ranged from 41.4 percent to 53.9 percent for the commercial operating units and 46.6 percent to 67.3 percent for other business units.
The delayed filing of the Company’s 2005 financial statements caused a further delay in the calculation of 2006 earnings results, making final results under the MICP unavailable. The Compensation Committee reviewed payment alternatives and considered the policy of using the requirements of Section 162(m) in making compensation decisions. They evaluated the impact on tax deductibility, and made a determination that it would be appropriate to make an exception in these circumstances and to pay the named executive officers under the AICP instead of the MICP. These awards under the AICP do not meet the requirements of Section 162(m) for performance-based compensation, and therefore are not deductible to the extent that any of the named executive officer’s total non-performance-based compensation exceeds $1 million.

Long-Term Incentive Program Our executive officers are eligible to receive awards of stock options and restricted stock grants, as approved by the Compensation Committee, under programs that are designed to support the long-term strategic direction of our Company, support important attraction and retention objectives, create commonality of interest between management and shareholders, and ensure that a large portion of executive officer compensation is tied to long-term operating performance and changes in shareholder value. Equity awards are granted under the 2003 Long-Term Incentive Plan and, with the exception of time-based restricted stock grants, are designed to satisfy the requirements under Section 162(m) for “qualifying performance-based” compensation.

As part of the total compensation cycle, the Compensation Committee approves the design of the long-term incentive program for the upcoming year. This includes the type of long-term incentive award to be granted and the long-term incentive budget. In determining the type and aggregate size of awards to be provided, and the performance metrics that will apply, the Compensation Committee considers the Company’s strategic goals, trends in corporate governance, accounting impact, tax-deductibility, cash flow considerations, the impact on the Company’s earnings per share and the number of shares that would be required to be allocated for the award.
Long-term incentive grants are generally made on an annual basis in connection with the annual performance review and total compensation cycle. We believe that stock options are the most effective vehicle for establishing commonality between executive and shareholder interests since stock options have value only if the stock price increases. Performance-based awards focus executives on the achievement of long-term financial objectives and support important financial efficiency objectives by ensuring that cost is variable and incurred by the Company only to the extent operating goals are achieved. On a limited basis, restricted stock awards are granted to executive officers outside of the annual compensation cycle for the purposes of attracting or retaining critical talent. In 2006, none of the named executive officers received a time-based restricted stock award.
For 2006, the Compensation Committee approved a new performance share program that is intended to represent 50 percent of the value of the total long-term incentive award, with stock options representing the remaining 50 percent. The performance share program awards were expected to vest based on the attainment of pre-established objectives over a two-year performance cycle (2006 - 2007). However, no equity awards were made in 2006 to executive officers due to the withdrawal of reliance on previously-filed financial statements, and the delay in filing our 2005 financial statements, which restricted us from issuing equity-based compensation, except for transactions which could be exempted under Federal Securities law. The Compensation Committee’s intent is to resume a long-term incentive program when the Company is current with required SEC periodic filings.
With regard to our stock option practices, the Compensation Committee approves the grant date, the method for determining the exercise price, the vesting schedule and individual stock option award amounts. Stock option awards are typically made in the first quarter of the fiscal year to coincide with the Compensation Committee’s first quarter meeting and several days after our year-end earnings release; however, no stock option awards were made to executive officers in 2006 due to the previously mentioned restrictions on issuing equity-based compensation. Stock options are granted with an exercise price equal to the fair market value of the stock on the grant date. Fair market value is defined under our equity incentive plans as the average of the high and the low trading prices on the grant date as reported on the New York Stock Exchange. Stock options have consistently been granted to vest in thirds ratably over a three-year period becoming exercisable on the anniversaries of the grant date, and expire no later than after ten years. Stock option grants are never back-dated and awards are never timed to take advantage of events that may affect the stock price.
The Compensation Committee and management believe that revaluing or reissuing stock options following stock price declines to a level below the option exercise grant price of the original grant would be inconsistent with our compensation philosophy of aligning the interests of executives with those of the shareholders. Reflecting that philosophy, our equity incentive plans prohibit the reduction in the grant price of, and replacement of, an underwater option. Therefore, options that have lost value due to a reduction in the stock price have not been revalued or reissued. Our plans also permit us to recover stock option gains if an executive violates the non-competition terms of the stock option award. This mechanism serves to reflect the long-term nature and intent of these awards and ensure that executives act in the best interest of our Company and its shareholders following termination of employment.

Additional Benefits The Company provides executive officers with personal benefits and perquisites that are not tied to any formal individual or Company performance criteria and are intended to retain executive officers and allow them to operate more effectively. Each executive officer is provided a leased vehicle, financial planning services, club membership, an annual executive physical examination and the Company match of charitable contributions, subject to specific maximum levels.
Mr. Zarrella and former Chief Financial Officer, Stephen C. McCluski participate in a program that was discontinued for all other executive officers in 1996 that provides a security system for their personal residences. Dwain L. Hahs was also provided a security system under this program until his transfer to Asia in mid-2006. Participation in this program was grandfathered for Messrs. McCluski and Hahs and has not been offered to any executive officers, other than Mr. Zarrella, since 1996.

Mr. Zarrella and a limited number of other executive officers, including Dr. Praveen Tyle, used the corporate aircraft for personal travel in 2006. Mr. Zarrella is permitted to use the corporate aircraft for personal travel in order to make more efficient use of his travel time. Personal travel by all other executive officers on the corporate aircraft is very limited and must be approved by Mr. Zarrella. Mr. Zarrella and the other executive officers are taxed on the imputed income attributable to personal use of the corporate aircraft and do not receive tax assistance or a gross-up from the Company with respect to these amounts. The methodology for calculating the aggregate incremental value of personal use is described in Footnote 2 of the Summary Compensation Table.
On October 23, 2005, the Compensation Committee approved the Long-Term Equity Equivalent Accumulation Plan (LEAP) to commence in 2006, and to provide a benefit in lieu of a supplemental retirement program that was frozen effective December 31, 2005. LEAP was designed to provide a means of attracting and retaining key executive officers and, through the award and long-term retention of Company Common stock equivalents, to further align the interests of officers with the interests of the Company’s shareholders. Under LEAP, officers may elect annually to receive either an additional five percent of their eligible wages in cash or 15 percent of their eligible wages in units equivalent to Company Common stock. Company stock unit awards vest in full five years from the first day of the plan year to which the award relates. Since Mr. Zarrella is a participant in a supplemental retirement program as set forth in his employment agreement, he is not eligible to participate in LEAP.
The incremental cost to the Company of providing perquisites and other personal benefits to the named executive officers is included in the Summary Compensation Table.

Stock Ownership Guidelines Management and the Compensation Committee believe that encouraging and supporting executive ownership in the Company enhances the commonality of interests between management and shareholders. Accordingly, the Compensation Committee has established stock ownership guidelines for the Chief Executive Officer and all executive officers with levels that increase with increasing levels of responsibility. Under these guidelines, the Chief Executive Officer is expected to accumulate shares of our Common stock with a value equal to five times his base salary, and the other named executive officers are expected to accumulate shares of our Common stock with a value equal to three times base salary. All executive officers are encouraged to achieve their stock ownership targets within five years of commencing in an eligible position.
The ownership of our Common stock and certain equity equivalents is calculated and reported annually to the Compensation Committee for its review. Shares and equity equivalents that count towards an officer’s ownership obligations include: shares owned outright by the officer, Company stock held in an officer’s 401(k) account, shares held in the Employee Stock Purchase Plan, deferred Common stock equivalents, stock units under the non-qualified Executive Deferred Compensation Plan, shares acquired through dividend reinvestment, shares under loan and vested restricted stock (which automatically converts to Common stock). Unexercised options, unearned performance shares and unvested restricted stock are not included when determining share ownership.
As of the date of this report, Messrs. Zarrella, McCluski, Hahs and John M. Loughlin have met their stock ownership requirements. Dr. Tyle has less than five years of service with the Company.

Deductibility Cap on Executive Compensation Section 162(m) of the Internal Revenue Code of 1986, as amended, limits to $1,000,000 per person the Company’s tax deduction of certain non-performance-based compensation paid in a given year to its most highly compensated officers. The levels of non-performance-based salary, bonus and other compensation paid by the Company do not typically exceed this level for executive officers, except that Mr. Zarrella’s compensation exceeded this amount by $711,380 in 2006. In order to minimize the potential for lost tax deductibility, the Compensation Committee has taken steps to ensure that awards granted to executives under the Management Incentive Compensation Plan, the 1990 Stock Incentive Plan and the 2003 Long-Term Incentive Plan are able to meet the performance-based compensation requirements of Section 162(m) and thereby be fully tax deductible by the Company. The Compensation Committee’s present intention is to use the requirements of Section 162(m) as a guide in determining elements of compensation paid by the Company. However, the Compensation Committee may make payments that are not fully deductible if, in its judgment, such payments are necessary to achieve the Company’s compensation objectives and to protect shareholder interests.

Retirement, Separation, and Change of Control Arrangements The named executive officers are eligible for benefits and payments as described in detail later in this report under Potential Payments on Retirement, Separation or Change of Control. With the exception of Mr. Zarrella, the Company has not entered into employment agreements with executive officers who serve at the will of the Chief Executive Officer and the Board. Policies and practices have been established to provide consistent and equitable treatment for executive officers under specific circumstances, as described below.

Retirement Our retirement plans provide benefits to all U.S. employees, including the named executive officers, who retire from the Company. The named executive officers are participants in our 401(k) Account Plan, which provides a base Company contribution and a matching contribution. Like many other U.S. employees, executive officers may also participate in our cash balance pension plans - The Retirement Benefits Plan and the Retirement Benefit Restoration Plan - which were frozen effective December 31, 2004. Certain officers are eligible to participate in supplemental retirement programs which are described further in the Potential Payments on Retirement, Separation or Change of Control section.

Separation The Corporate Officer Separation Plan provides severance payments and other benefits in an amount we believe is appropriate, taking into account the time it is expected for the executive to find other employment following termination from the Company. The payments and other benefits are provided because we consider a “separation” to be a Company-initiated termination of employment that, under different circumstances, would not have occurred. By providing protection in the event of employment termination, separation benefits support important attraction and retention objectives and encourage executives to exercise appropriate levels of independent judgment in the execution of their managerial responsibilities. We believe that it is likely to take more time for higher-level employees to find comparable new employment within their specific geography, and therefore executive officers are paid severance for a longer period than other employees. The Company benefits by obtaining a general release and non-compete and non-solicitation agreements from separated officers in exchange for the severance benefits. In limited circumstances, we may choose to offer short-term modified severance benefits to attract critical talent. The Company and Dr. Tyle entered into such an arrangement upon his hiring, as described in more detail in the Potential Payments on Retirement, Termination or Change of Control section.

Change of Control The current change of control agreements are intended to encourage management to evaluate potential transactions with independence and objectivity, to preserve morale and productivity and encourage the retention of executive officers in the face of the disruptive impact of an actual or threatened change of control of the Company. We have entered into change of control agreements with our key executive officers, including Mr. Zarrella and each of the named executive officers. The agreements provide a continuation of compensation and benefits for a period of time such that executives are encouraged to make decisions in the best interest of the Company and its shareholders, regardless of the personal impact to them.

Chief Executive Officer Compensation Mr. Zarrella’s total compensation package is set forth in his employment agreement that became effective when he was hired as our Chief Executive Officer on November 9, 2001. The employment agreement had an initial five-year employment period, and automatically renewed commencing January 1, 2007 for a one-year term. The Company entered into a new employment agreement with Mr. Zarrella in April 2007. The material terms of the new agreement are described in Item 9B. Other Information. For purposes of this disclosure, numbers are calculated based on the material terms of Mr. Zarrella's 2001 employment agreement that was in place at the end of 2006.
In February 2006, after reviewing Mr. Zarrella’s performance and relevant market data provided by Frederic W. Cook & Co., Inc., the Compensation Committee determined that Mr. Zarrella’s base salary for 2006 would remain the same as in 2005 and his bonus target would remain 100 percent of base salary as provided in his employment agreement. Mr. Zarrella was not granted any long-term incentive award for 2006 due to the withdrawal of reliance on previously-filed financial statements, and the delay in filing our 2005 financial statements, which restricted us from issuing equity-based compensation, except for transactions which could be exempted under Federal Securities law. For Mr. Zarrella’s 2006 bonus, the Compensation Committee noted that operating earnings, the performance metric under the MICP, were not yet available due to the delayed filing of the 2006 financial statements. The Compensation Committee reviewed the Company’s performance against the sales and cash flow targets under the AICP, as discussed previously in this report. They considered the requirements of Internal Revenue Code (IRC) Section 162(m) and evaluated the impact on tax deductibility, and made a determination that it would be appropriate under that policy and in these circumstances to award Mr. Zarrella’s bonus under the AICP instead of the MICP, in the amount of $545,600 (49.6 percent of target). This award under the AICP does not meet the requirements of Section 162(m) for performance-based compensation, and therefore is not deductible because Mr. Zarrella’s total non-performance-based compensation for 2006 exceeds $1 million.
In April 2007, the Company and Mr. Zarrella entered into a new employment agreement, under which his base salary would continue to be $1.1 million and his bonus target would be 125 percent of his annual base salary. Other material terms of Mr. Zarrella's new employment agreement are described in Item 9B. Other Information.
Mr. Zarrella has not yet been granted a long-term incentive award for 2007 due to the previously mentioned restrictions on issuing equity-based compensation.

Other Named Executive Officer Compensation The Compensation Committee reviewed the named executive officers’ compensation in February 2006, when it determined bonus awards for 2005 and set compensation amounts for 2006. After reviewing Mr. Zarrella’s recommendations and competitive market data from Hewitt Associates, the Compensation Committee determined that base salaries for 2006 would remain the same as in 2005 and bonus targets would remain 75 percent of base salary. Equity-based incentives for 2006 could not be awarded due to the previously mentioned restrictions on issuing equity-based compensation. For 2006 bonus awards, the Compensation Committee’s decision was consistent with the approach described above for Mr. Zarrella.
In January 2007, the Compensation Committee approved a discretionary bonus payment for Dr. Tyle in the amount of $105,000 in recognition for his outstanding contribution during 2006 related to the ReNu with MoistureLoc investigation and withdrawal. The Compensation Committee also approved the terms of the separation and retirement agreement for Mr. Loughlin, whose employment with the Company ceased effective February 28, 2007, as well as the terms of the separation agreement for Mr. Howes, whose employment will cease on June 30, 2007.
In February 2007, after reviewing named executive officer performance and relevant market data provided by Hewitt Associates, the Compensation Committee determined that Mr. Hahs would receive a five percent base salary increase to $425,000 and Dr. Tyle would receive a 10 percent base salary increase to $450,000. The bonus targets for named executive officers would remain 75 percent of base salary. Long-term equity incentive awards for 2007 have not yet been granted due to the previously mentioned restrictions on issuing equity-based compensation.
In March 2007, the Company announced that Efrain Rivera was named Senior Vice President and Chief Financial Officer. Material terms of his employment arrangement are described in Item 13. Certain Relationships and Related Transactions.

Compensation Committee Report

The Compensation Committee of the Board of Directors is comprised of four independent directors who are also non-employee directors as defined in Rule 16b-3 under the Securities Exchange Act of 1934 and outside directors as defined in Section 162(m) of the Internal Revenue Code. The members of the Compensation Committee are appointed by the Board on the recommendation of the Nominating and Governance Committee. In 2006, committee members included Jonathan S. Linen (Chair), Ruth R. McMullin, William H. Waltrip and Barry W. Wilson.
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) required by Item 402(b) of Regulation S-K with management. Based on the review and discussions with management, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 and the Company's Proxy Statement for its 2007 Annual Meeting of Shareholders.

Jonathan S. Linen
(Chair)

Ruth R. McMullin
William H. Waltrip
Barry W. Wilson

Summary Compensation Table & the Grants of Plan-Based Awards Table The table below summarizes total compensation earned by each of the named executive officers for the fiscal year ended December 30, 2006. Generally, we do not have employment agreements with our officers. The Chief Executive Officer, however, does have an employment agreement. Mr. Zarrella entered into an employment agreement with the Company when he was hired as Chairman and Chief Executive Officer in November 2001. The Company entered into a new employment agreement with Mr. Zarrella in April 2007. The material terms of the new agreement are described in Item 9B. Other Information. The calculations in the table are based on the material terms of the 2001 agreement, that was in place at the end of 2006, and provides (a description of the material terms of Mr. Zarrella's new employment agreement can be found in Item 9B. Other Information):

•
Annual salary of $1.1 million for the first two years of employment, with annual increases subject to review by our Board of Directors. Mr. Zarrella’s base salary has not been increased since the inception of the employment agreement.

•
A target bonus of 100 percent of base salary with payouts ranging from zero percent to 150 percent of base salary based on the Company’s performance against objectives set by the Compensation Committee.

•
A restricted stock award granted in 2002 in the amount of 65,651 shares that fully vested in 2006, the fifth anniversary of Mr. Zarrella’s appointment. The purpose of this award was to compensate him for benefits forfeited at his prior employer as a result of accepting his current position with Bausch & Lomb. The items forfeited included annual bonus compensation, long-term incentive payments and stock option value.

•
Participation in employee welfare and benefits plans and other standard executive perquisites including, but not limited to, financial planning benefits, club membership and fees, vacation pay, and personal use of Company aircraft.

•
Participation in the Supplemental Executive Retirement Plan II (SERP II) which is described in more detail in the narrative to the Pension Benefits Table and the Potential Payments on Retirement, Termination or Change of Control section.

•	Other post termination benefits including a change of control agreement that are described in detail in the Potential Payments on Retirement, Termination or Change of Control section.

Long-Term Incentive Awards We made no grants of long-term equity incentive awards to named executive officers in 2006 due to the withdrawal of reliance on previously-filed financial statements, and the delay in filing our 2005 financial statements, which restricted us from issuing equity-based compensation, except for transactions which could be exempted under Federal Securities law.

Annual Incentive Compensation Awards The material terms of our annual incentive plans are discussed in detail in the Elements of Our Executive Compensation and Benefits section of the Compensation Discussion and Analysis.

All Other Compensation Details of the amounts included in the All Other Compensation Column are provided in footnote 2 to the Summary Compensation Table.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards [1]	Option Awards [1]	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation[2]	Total
R.L. Zarrella Chairman and C.E.O.	2006	$1,100,000	$-	$494,133	$1,253,100	$545,600	$1,269,359	$257,874	$4,920,066
S.C. McCluski [3] Sr. V.P. and C.F.O.	2006	415,200	-	-	323,703	154,454	35,071	170,850	1,099,278
P. Tyle Sr. V.P. R&D, Chief Scientific Officer	2006	410,001	105,000	356,870	334,075	207,102	1,927	176,640	1,591,615
D. L. Hahs Sr. V.P. & President, Asia Region	2006	405,600	-	167,100	215,424	164,116	37,029	351,787	1,341,056
J.M. Loughlin [4] Sr. V.P. & President, Asia Region	2006	335,000	-	-	206,734	135,549	21,001	508,125	1,206,409

Summary Compensation Table Footnotes

[1]	SFAS No. 123(R) assumptions used to determine the value of equity awards disclosed in the "Stock Awards" and "Option Awards" columns:

Fair Value Assumptions:	2/25/2003 Grant Date	7/1/2003 Grant Date	2/2/2004 Grant Date	7/19/2004 Grant Date	1/31/2005 Grant Date
Exercise price of option	$29.85	$37.18	$54.26	$61.31	$71.85
Grant date share price	29.85	37.18	54.26	61.31	71.85
Expected term of the option	6	6	6	5	5
Expected volatility	36.01%	36.12%	35.91%	36.93%	35.15%
Expected dividends	1.18%	1.21%	1.18%	1.20%	1.14%
Risk free interest rate	3.30%	3.69%	3.30%	3.54%	4.34%
Black Scholes Fair Value	$10.67	$13.52	$19.03	$20.79	$24.55

The vesting schedule for option awards is 33 percent per year for three years. Vesting on restricted stock awards granted before 2006 varies.

2  The "All Other Compensation" column includes the following amounts:

a.
The Company’s matching and base Company contributions into the 401(k) Account Plan and the 401(k) Excess Account. See the Retirement section of the Potential Payments on Retirement, Termination or Change of Control section and the narrative discussion on Non-Qualified Deferred Compensation for more details. Amounts by named executive officer are as follows:

Named Executive Officer	Total Company Contributions to 401(k) Account Plan and Non-Qualified Deferred Compensation 401(k) Excess Account
R.L. Zarrella	$110,000
S.C. McCluski	58,128
P. Tyle	39,817
D.L. Hahs	68,952
J.M. Loughlin	46,900

b.
Our 2006 awards under LEAP as described further in the Additional Benefits section of the Compensation Discussion and Analysis. Each of the named executive officers elected to receive equity equivalents rather than cash and as a result, amounts are 15 percent of the executive’s eligible wages:

Named Executive Officer	2006 LEAP Value [1]
R.L. Zarrella [2]	$0
S.C. McCluski	65,657
P. Tyle	64,835
D.L. Hahs	64,139
J.M. Loughlin	52,975

[1]
LEAP balances at year-end consist of Company stock units that fully vest five years from the beginning of the Plan year. Upon his retirement, Mr. Loughlin vested in 20 percent of the 2006 LEAP value for a vested benefit of $10,595.

[2]	Mr. Zarrella is not eligible to participate in LEAP.

c.	The amounts set forth in the “All Other Compensation” column include the value of perquisites, as set forth in the chart below:

Named Executive Officer	Personal Use of Company Plane	Financial Planning	Personal Use of Club	Executive Auto	Matching Charitable Contributions	Relocation Allowances	Executive Physicals	Home Security	Expatriate Allowances [1]	Total Value Perquisites
R.L. Zarrella	$81,452	$21,837	$140	$31,379	$10,000	$-	$-	$714	$-	$145,522
S.C. McCluski	-	1,500	6,749	25,623	10,000	-	-	905	-	44,777
P. Tyle	8,286	10,000	2,312	25,236	5,000	14,662	4,245	-	-	69,741
D.L. Hahs	-	10,600	12,878	35,663	6,000	26,006	-	460	124,805	216,412
J.M. Loughlin	-	10,000	3,254	25,429	-	84,275	-	-	283,573	406,531

Perquisite value calculation methodology: The values shown for perquisites are the actual incremental cost to the Company related to the benefit. The value of personal use of the Company plane is based on incremental direct operating costs. A weighted average per mile cost of fuel, maintenance, landing fees, crew travel-related expenses, and other miscellaneous variable costs have been included. Since the corporation's aircraft are used mainly for business travel, fixed costs such as pilots’ and other employees’ salaries and aircraft lease costs are not included.
[1]
Mr. Loughlin’s Other Annual Compensation includes expatriate allowances of $283,573 for 2006. Mr. Loughlin was on expatriate assignment in Hong Kong during a portion of 2006, and received the following allowances in accordance with the Company’s Global Service Policy: goods and services differential, Hong Kong housing/utilities (less employee contribution), annual home leave, storage, and tax differential. The tax differential portion of the allowances in the amount of $133,680 represents actual income tax and gross-up payments made by the Company on behalf of Mr. Loughlin, less amounts withheld from Mr. Loughlin’s salary for the year 2006. The tax differential includes Hong Kong tax in the amount of $128,091 which was paid in local currency on Mr. Loughlin’s behalf in June 2006, and converted to US dollars using the Company’s published foreign exchange rate for June. These amounts adjust Mr. Loughlin’s taxes to levels he would have paid in the U.S. under the Company’s Tax Equalization Program.

Mr. Hahs’ Other Annual Compensation includes expatriate allowances of $124,805 for 2006. Mr. Hahs began an expatriate assignment in Hong Kong during 2006 and receives the following allowances in accordance with the Company’s Global Service Policy: goods and services differential, Hong Kong housing/utilities, annual home leave, and tax differential. The tax differential portion of the allowances in the amount of $15,136 represents actual income tax and gross-up payments made by the Company on behalf of Mr. Hahs, less amounts withheld from his salary for the year 2006. These amounts adjust Mr. Hahs’ taxes to levels he would have paid in the U.S. under the Company’s Tax Equalization Program.

d.	Life insurance premiums and other nominal amounts.

3  In March 2007, Mr. McCluski announced his intention to retire effective June 30, 2007.
4  In April 2006, Mr. Loughlin announced his intention to retire which was effective February 28, 2007.

2006 Grants of Plan-Based Awards 1

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target [2] ($)	Maximum ($)
	0%	67%	134%
R.L. Zarrella	$0	$737,000	$1,474,000
S.C. McCluski	0	208,638	417,276
P. Tyle	0	206,026	412,051
D.L. Hahs	0	203,814	407,628
J. M. Loughlin	0	168,338	336,675

[1]
We made no equity-based awards to named executive officers in 2006 due to the withdrawal of reliance on previously-filed financial statements, and the delay in filing our 2005 financial statements, which restricted us from issuing equity-based compensation, except for transactions which could be exempted under Federal Securities law.

[2]
The Annual Incentive Compensation Plan target payouts for 2006 were adjusted to 67 percent as described in detail under the heading Elements of Our Executive Compensation and Benefits in the Compensation Discussion and Analysis.

The AICP caps the payout of the pool at 200 percent of target which, after the adjustment to 67 percent by the Compensation Committee, is 134 percent of target.
The overall pool cannot be exceeded, however, individual awards can be adjusted upward or downward depending on performance and other factors as determined by the Compensation Committee.
Actual payouts were lower than the 67 percent target, with the exception of Dr. Tyle, as reflected in the Summary Compensation Table.

2006 Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable [1]	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#) [2]	Market Value of Shares or Units of Stock that Have Not Vested ($)
R. L. Zarrella	41,667 78,433 70,000 500,000 370,000	83,333 39,217	$71.8450 54.2600 29.8450 37.6850 31.9100	1/31/2015 2/2/2014 2/25/2013 1/2/2012 11/9/2011
S. C. McCluski	10,334 23,333 40,000 35,000 50,000 30,000 28,630 1,370 29,037 1,963 21,465 2,355	20,666 11,667	71.8450 54.2600 29.8450 38.3450 44.8250 61.9688 72.9688 72.9688 50.9375 50.9375 42.3750 42.3750	1/31/2015 2/2/2014 2/25/2013 1/28/2012 1/29/2011 7/24/2010 7/27/2009 7/27/2009 7/27/2008 7/27/2008 7/21/2007 7/21/2007
P. Tyle	8,334 23,333	16,666 11,667	71.8450 61.3050	1/31/2015 7/19/2014	20,000 8,000	1,041,200 416,480
D. L. Hahs	6,667 16,667 30,000 25,000 30,000 24,000	13,333 8,333	71.8450 54.2600 29.8450 38.3450 44.8250 61.9688	1/31/2015 2/2/2014 2/25/2013 1/28/2012 1/29/2011 7/24/2010	10,000	520,600
J. M. Loughlin	6,334 16,333 30,000 15,000 1,370 10,630 1,963	12,666 8,167	71.8450 54.2600 29.8450 61.9688 72.9688 72.9688 50.9375	1/31/2015 2/2/2014 2/25/2013 7/24/2010 7/27/2009 7/27/2009 7/27/2008

[1]	Vesting dates for the unvested portion of the option awards are outlined below:

        Mr. Zarrella
For the 1/31/2015 option expiration date: 41,666 vest on 1/31/2007 and 41,667 vest on 1/31/2008
For the 2/2/2014 option expiration date: 39,217 vest on 2/2/2007

        Mr. McCluski
For the 1/31/2015 option expiration date: 10,333 vest on 1/31/2007 and 10,333 vest on 1/31/2008
For the 2/2/2014 option expiration date: 11,667 vest on 2/2/2007

        Dr. Tyle
For the 1/31/2015 option expiration date: 8,333 vest on 1/31/2007 and 8,333 vest on 1/31/2008
For the 7/19/2014 option expiration date: 11,667 vest on 7/19/2007

        Mr. Hahs
For the 1/31/2015 option expiration date: 6,666 vest on 1/31/2007 and 6,667 vest on 1/31/2008
For the 2/2/2014 option expiration date: 8,333 vest on 2/2/2007

        Mr. Loughlin
For the 1/31/2015 option expiration date: 6,333 vest on 1/31/2007 and 6,333 vest on 2/28/2007, per his separation agreement
For the 2/2/2014 option expiration date: 8,167 vest on 2/2/2007
[2]	Vesting dates for Stock Awards are listed below:

        Dr. Tyle
10,000 vest on 1/31/2010 and 10,000 vest on 1/31/2012
2,666 vest on 7/19/2007, 2,667 vest on 7/19/2009 and 2,667 vest on 7/19/2011
Dr. Tyle earned dividend equivalents of $14,560

        Mr. Hahs
10,000 vest on 7/26/2010
Mr. Hahs earned dividend equivalents of $5,200

2006 Option Exercises and Stock Vested 1

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
R. L. Zarrella [2]	65,561	$3,378,686
S. C. McCluski
P. Tyle
D. L. Hahs
J. M. Loughlin

[1]
No named executive officers exercised their stock options in 2006 due to the withdrawal of reliance on previously-filed financial statements, and the delay in filing our 2005 financial statements, which restricted us from issuing equity-based compensation, except for transactions which could be exempted under Federal Securities law.

[2]	At the time he was employed as Chief Executive Officer, Mr. Zarrella elected to defer this award upon vesting.

Pension Benefits

In 2004, the Compensation Committee and Management adopted a strategy to position retirement benefits as a partnership with employees, while providing the Company future flexibility to manage increasing costs. Therefore, the retirement plans described in this narrative are no longer offered to new employees. However, they do provide important benefits to individuals who were employees prior to the Company’s new direction on retirement. Previously, these plans were maintained in order to attract employees to the Company and to encourage retention by rewarding long service employees of the Company with a pension benefit. The Company currently offers a 401(k) Account Plan to all U.S. employees and a non-qualified 401(k) Excess account available to a select group of managers, including the named executive officers.

Retirement Benefits Plan The Company's Retirement Benefits Plan, a qualified cash balance retirement plan which was frozen as of December 31, 2004, was available to all U.S. employees of the Company and certain subsidiaries who had reached age 21 and had at least one year of service. Benefits accrued under the Plan are paid either as a single lump sum or a lifetime monthly annuity as elected by the employee at the time of retirement or separation from the Company. Before December 31, 2004, account values increased per pay period based on earnings, as defined in the Plan, and other factors such as age, service and interest. Benefits vest after five years of service. For named executive officers, earnings eligible for the Retirement Benefits Plan included base salary and annual incentive bonus pay. In addition, eligible earnings included any pre-tax contributions made for other benefits such as health care coverage or pre-tax savings to the 401(k) Account Plan. Currently, account balances continue to accrue interest at an annual rate equal to the average annual yield on 10-Year Treasury bonds as of the last business day of the November of the preceding year, or 4.5 percent, whichever is greater. The interest rate for 2006 was 4.5 percent.

Retirement Benefit Restoration Plan The purpose of the Retirement Benefit Restoration Plan was to attract and retain a highly motivated workforce by providing eligible employees retirement benefits in excess of those permitted under the Retirement Benefits Plan, which was limited because of the IRS limits on compensation and benefits. Benefits vest after five years of service. Eligible earnings for this Plan are the same as those under the Retirement Benefits Plan. Account balances continue to accrue interest on a monthly basis. The interest rate for 2006 was 4.5 percent, as determined in the same manner as the Retirement Benefits Plan.

Supplemental Executive Retirement Plans (SERPs) The Company maintains two Supplemental Executive Retirement Plans (SERPs) for the named executive officers. SERP II and SERP III were designed to provide a means to attract and retain key executive officers in essential management positions within the Company. These plans provide for compensation in the form of supplemental retirement income in amounts reasonably related to the compensation and service of executive officers in key high level positions. These plans give the executive officers an incentive, in terms of economic security, which is comparable to those offered by other prospective employers who are or may be in the future competing for their services. No officer was eligible to participate in, or will receive benefits from, more than one Company SERP.

SERP II This plan is a non-qualified defined benefit plan. Mr. Zarrella’s 2001 employment agreement provides for his participation in SERP II to deliver benefits at a level that is comparable to that which he would have realized from his former employer. Vested participants in SERP II receive annual benefits, payable monthly, in an amount equal to a percentage of their final average salary and bonus compensation determined by the participant’s age on the date of retirement or separation from the Company, minus any amount payable to or on behalf of a participant from the Company’s Disability Benefits Plan and/or from the Retirement Benefits Plan. Final average compensation is defined as the highest average of a participant's salary and bonus for any three full calendar years during the participant's last 10 full calendar years of employment with the Company. The percentage used is a function of age at retirement or separation from the Company: 32 percent at age 55 and increasing annually at a rate of four points per year up to a maximum of 60 percent at age 62. Eligible earnings for SERP II include the participant’s basic pre-tax compensation and any annual incentive payments earned in each year, including individual amounts contributed to the 401(k) Account Plan or deferred under the Executive Deferred Compensation Plan. Vesting for SERP II occurs upon the completion of 10 years of service and reaching age 55; however, Mr. Zarrella’s 2001 employment agreement provides that he was fully vested upon joining the Company, to reflect his prior years of service with us, starting with a percentage of final compensation of 26 percent of his final average 1999, 2000 and 2001 compensation with his prior employer. In addition, under his 2001 employment agreement, Mr. Zarrella’s percentage of final average compensation is 30 percent at age 53 and increases annually (in amounts stipulated by his employment agreement) up to 60 percent at age 60. Mr. Zarrella is currently 57 years old and is eligible for annual benefits equal to 48 percent of his final average compensation.
A description of Mr. Zarrella's SERP II benefits under his new employment agreement can be found in Item 9B. Other Information.

SERP III This plan was designed for certain officers of the Company, as approved by the Compensation Committee. Under SERP III, benefits accrue for participating executive officers in a non-qualified retirement account at an annual rate of five percent of covered earnings, as defined in the Plan. Covered earnings eligible for SERP III included base salary, annual incentive bonus pay, severance pay and any pre-tax contributions made for other benefits such as health care coverage or pre-tax savings to the 401(k) Account Plan. Benefits vest upon the completion of five years of service. SERP III benefits are paid either as a single lump sum or a lifetime monthly annuity elected by the officer at the time of retirement or separation from the Company.
Because SERP III was frozen effective December 31, 2005, future benefit accruals ceased, resulting in a lower “Estimated Annual Benefit Payable at Age 63” than reported in prior years. However, interest continues to accrue in the non-qualified accounts on a monthly basis. The interest rate for 2006 was 4.5 percent, as determined in the same manner as the Retirement Benefits Plan. Messrs. McCluski, Hahs and Loughlin are vested in SERP III. Messrs. Hahs and Loughlin are eligible for early retirement. Dr. Tyle is not yet vested in SERP III.

General Information The normal retirement age is 63 for the Retirement Benefits Plan, Retirement Benefit Restoration Plan and SERP III. However, participants age 55 and older may elect payments from these plans at the time of retirement or separation from the Company. The value of the Retirement Benefits Plan balance is not subject to any reduction in the case of early retirement. However, if the balance is converted to a lifetime annuity before the age of 63, the monthly benefit payment will be actuarially adjusted downward to reflect a longer duration of annuity payments. This would occur if the employee left the company and elected to receive the benefits before reaching age 63. For assumptions used in the valuation of our pension plans, see Item 8. Financial Statements and Supplementary Data under Note 14 — Employee Benefits of this Annual Report on Form 10-K.
The form of payment elected in the Retirement Benefits Plan would automatically apply for the Retirement Benefit Restoration Plan and SERP III for accrued and vested benefits as of December 31, 2004. However, to comply with regulations proposed under IRC Section 409A, benefits that were not earned and vested in these plans on December 31, 2004 will be made in a lump sum payment at least six months after retirement or separation from the Company.

2006 Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Benefits Payable at Normal Retirement Age [2] ($)	Payments During Last Fiscal Year ($)
R.L. Zarrella	Retirement Benefits Plan Supplemental Executive Retirement Plan II	15 [1] 15 [1]	$124,083 17,033,899	$141,600 22,359,403	$0 0
S.C. McCluski	Retirement Benefits Plan Retirement Benefit Restoration Plan Supplemental Executive Retirement Plan III	18 18 18	189,672 325,435 299,314	281,870 483,627 444,809	0 0 0
P. Tyle	Supplemental Executive Retirement Plan III	2	44,758	94,591	0
D.L. Hahs	Retirement Benefits Plan Retirement Benefit Restoration Plan Supplemental Executive Retirement Plan III	29 29 29	377,898 227,930 254,059	704,336 698,639 377,557	0 0 0
J.M. Loughlin	Retirement Benefits Plan Retirement Benefit Restoration Plan Supplemental Executive Retirement Plan III	25 25 25	237,850 108,462 141,367	404,020 296,463 192,381	0 0 0

[1]	Includes five years of current service plus ten years of prior service.
[2]
Lump sum value at normal retirement age of 63, except for Mr. Zarrella. Mr. Zarrella’s benefit value is calculated using a retirement age of 60 as set forth in his employment agreement dated November 9, 2001. Mr. Zarrella’s employment agreement effective January 1, 2007 allows for higher benefit levels should the contract enter into renewal periods. Material terms of Mr. Zarrella’s employment agreement are set forth in Item 9B. Other Information.

In March 2007, Mr. McCluski announced his intention to retire effective June 30, 2007.
In April 2006, Mr. Loughlin announced his intention to retire which was effective February 28, 2007.

Non-Qualified Deferred Compensation

The Company maintains two non-qualified deferred compensation programs: the Executive Deferred Compensation Plan and the Restricted Stock Deferred Compensation Plan. Both plans are administered in good-faith compliance with regulations proposed, but not yet implemented, under IRC Section 409A.

Executive Deferred Compensation Plan In 2006, named executive officers, and other eligible U.S. employees, could defer the following compensation: base salary (up to 85 percent), payments under the Annual Incentive Compensation Plan (up to 100 percent); cash payments made under the Long-Term Performance Unit Plan (100 percent) and a portion of their compensation above the statutory limits for the 401(k) Account Plan (i.e. a 401(k) Excess deferral).
A participant who elects to make a 401(k) Excess deferral must elect to contribute the same percentage of compensation (up to 50 percent) into the 401(k) Excess account and the 401(k) account for the plan year. For participants who make 401(k) Excess deferrals, the Company continues to contribute the base Company contribution and the match for which the participant was eligible in the qualified 401(k) plan. The base Company contribution ranges from 2.5 percent to 10.5 percent of eligible pay, regardless of an employee’s participation in the 401(k) Account Plan or Executive Deferred Compensation Plan. This percentage depends upon the employee’s age and years of service as of December 31, 2004, and will not increase as service increases. The Company match ranges from 1.5 percent to 7.5 percent of eligible pay, depending on the level of employee contribution into the Plan. Company contributions vest after three years of employment for those participants hired on or after January 1, 2005. Employees hired prior to that date are fully vested in the Company contributions. Participants are always fully vested in their own contributions to this plan.
The election to defer compensation must be made in the calendar year prior to when the compensation is earned. A deferral period must be for a minimum 12 months.
The rate of return on deferred compensation is determined by the performance of one or more deferred compensation investment accounts selected by the participant pursuant to the Plan, including a fund based on the value of Company stock. We offer a Company stock fund to provide participants a means to invest in the Company. Deferred compensation investment accounts available under the Plan are selected by the Company's Investment Review Committee. The Investment Review Committee may, from time to time, in its discretion, deem it necessary or advisable to add or delete investment accounts. Company contributions shall initially be credited to the Bausch & Lomb Common stock investment account. The value of a participant's deferred compensation account will fluctuate in accordance with the actual performance of the selected investment accounts, either daily or monthly, depending upon the type of investment selected. Dividends and interest are credited to the investment account as applicable to the investment selected. Generally, participants may elect to reallocate amounts among the various investment accounts; however, executives are subject to certain restrictions.
The Restricted Stock Deferred Compensation Plan Under the Restricted Stock Deferred Compensation Plan, participants in the 1990 Stock Incentive Plan and 2003 Long-Term Incentive Plan may elect to defer awards of performance shares or performance units which are settled in shares. Additionally, recipients of restricted stock grants under the 1990 Stock Incentive Plan and the 2003 Long-Term Incentive Plan may defer their awards if approved by the Compensation Committee. Deferrals must be for the entire grant or award.
A notional account of Bausch & Lomb stock is established for each participant to record all shares or units deferred under this Plan. The value of a participant's account will fluctuate in accordance with the actual performance of Bausch & Lomb stock and cannot be diversified into other notional investments. Dividends on deferred shares, whether vested or not, are credited to the account. All distributions are made in shares of Company Common stock.

Distribution Terms Participants in the Executive Deferred Compensation Plan and the Restricted Stock Deferred Compensation Plan may elect to receive their account balance on a specified future date or upon retirement. If a participant retires, the distribution of the vested account balance begins in the next calendar year or on the specified date. In the event of a participant’s termination of employment before age 55, the payout of the participant’s vested account balance will occur in the next calendar year. In the event of a participant's death before he or she has received all of the vested deferred compensation payments, payments will be made to the participant's estate or beneficiary in a single lump sum payment in the following calendar year. A participant may also withdraw compensation from these plans in the event of an unforeseen financial emergency as defined in IRC Section 409A.

2006 Non-Qualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($) [2]	Aggregate Earnings in Last Fiscal Year ($)[3]	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)[4]
R.L. Zarrella	$3,431,537[1]	$88,000	$0	$0	$11,046,067
S.C. McCluski	9,760	27,328	0	426,108	1,133,069
P. Tyle	190,001	33,250	71,799	0	785,777
D.L. Hahs	33,672	38,677	299,156	94,529	4,044,088
J.M. Loughlin	5,750	16,100	0	75,659	2,102,060

[1]
Includes the value of 65,561 shares of Common stock and associated dividend equivalents based on the closing stock price of our Common stock on December 31, 2006. This award vested on November 9, 2006 and was granted to Mr. Zarrella in connection with his hiring as our Chairman and Chief Executive Officer. Mr. Zarrella deferred the award until one month after retirement.

2  Registrant Contributions are included in All Other Compensation in the Summary Compensation Table.
[3]
Losses for Mr. Zarrella totaled $1,610,119
Losses for Mr. McCluski totaled $185,970
Losses for Mr. Loughlin totaled $99,385
Aggregate Earnings were not included in the Summary Compensation Table because the Company does not provide above market earnings.

[4]
The chart below lists the amounts reported as compensation in previous years’ Summary Compensation tables. It is comprised of 401(k) Excess company matching and base company contributions and deferred Long Term Incentive awards.

Name	2000	2001	2002	2003	2004	2005	Total
R.L. Zarrella	$0	$2,538	$6,433,246	$40,500	$115,439	$254,000	$6,845,723
S.C. McCluski	131,343	13,803	69,854	281,294	25,478	0	521,773
P. Tyle	0	0	0	0	0	722,044	722,044
D.L. Hahs	0	0	43,083	143,976	281,843	458,954	927,855
J.M. Loughlin	72,641	2,962	91,348	160,322	0	0	327,273

Potential Payments on Retirement, Termination or Change of Control

The amounts shown in the tables below and the discussion in the accompanying narratives do not include payments and benefits to the extent they are provided on a non-discriminatory basis to other employees of the Company upon termination of employment.

Retirement Like all other U.S. based employees, named executive officers are eligible for retirement benefits under our 401(k) Account Plan. The Company provides base and matching contributions to the 401(k) Account Plan in order to help employees save for retirement. The base Company contribution to the 401(k) Account Plan ranges from 2.5 percent to 10.5 percent of eligible pay, regardless of an employee’s participation in the 401(k) Account Plan. This percentage depends upon the employee’s age and years of service as of December 31, 2004, and will not increase as service increases. The Company match ranges from 1.5 percent to 7.5 percent of eligible pay, depending on the level of employee contribution into the Plan. Company contributions vest after three years of employment for those participants hired on or after January 1, 2005. Employees hired prior to that date are fully vested in the Company contributions. Participants are always fully vested in their own contributions to this plan. Executives may also elect to participate in a Non-Qualified Deferred Compensation plan where Company contributions are continued above 401(k) statutory contribution limits. As disclosed in the Compensation Discussion and Analysis, we froze our cash balance pension plans - the Retirement Benefits Plan and the Retirement Benefit Restoration Plan - effective December 31, 2004. Participants, including the named executive officers, continue to accrue interest on their 2004 year-end balances; however, no benefit service accruals occurred after December 31, 2004. We also froze SERP III effective December 31, 2005. The named executive officers other than Mr. Zarrella are SERP III participants. Messrs. McCluski, Hahs and Loughlin are vested in SERP III and Dr. Tyle is not vested. Interest continues to accrue on year-end 2005 SERP III balances, however, no SERP III benefit accruals occurred after December 31, 2005.

Mr. Zarrella is vested in SERP II and under his 2001 employment agreement, is entitled to receive annual benefits in an amount equal to a percentage of his final average compensation as stipulated in his employment agreement. Mr. Zarrella is currently 57 years old and is eligible for 48 percent of his final average compensation.
Retired executive officers are eligible to receive their accumulated balances in the retirement plans, the 401(k) Account Plan and the Non-Qualified Deferred Compensation Plan, as provided by the applicable terms and conditions of the plans. Retirement benefits for Mr. Zarrella and the other named executive officers are more fully described in the narrative to the Pension Benefits table.
Executive officers are also entitled to the following upon retirement under our benefit plans:

•
Long-Term Incentive Awards: Vested stock options granted under the 2003 Long-Term Incentive Plan expire three years from the last day of active employment or the remaining term of the options, whichever is less, if applicable. Vested options at retirement granted under the 1990 or 2001 Stock Incentive Plans expire five years (for non-qualified stock options) or three months (for incentive stock options) from the last date of active employment or the remaining term of the option, whichever is shorter. Unvested stock options and restricted stock grants cancel on the last day of active employment under all three plans, unless otherwise determined by the Compensation Committee.

•
Long-Term Equity Equivalent Accumulation Plan (LEAP): Equity equivalent units vest partially in 20 percent increments depending on the number of years completed during the five-year vesting period. LEAP is further described in the Compensation Discussion and Analysis, Additional Benefits section.

Incremental benefits provided to the named executive officers, upon retirement, are presented in the following table:

Retirement 1

	R.L. Zarrella	S.C. McCluski	P. Tyle	D.L. Hahs	J.M. Loughlin
Perquisites & Benefits [2]	$0	$0	$0	$12,828	$10,595
Total	$0	$0	$0	$12,828	$10,595

[1]	See the Pension Benefits and Non-Qualified Deferred Compensation tables for balances available to each named executive officer.
[2]	Lump sum value of the vested portion of LEAP. Mr. Zarrella is not a participant in LEAP. Mr. McCluski and Dr. Tyle were not retirement eligible as of December 31, 2006.

Change of Control We have entered into change of control agreements with our key executive officers, including Mr. Zarrella and each of the other named executive officers. The purpose of the agreements is to ensure continuity of management through continuation of compensation and benefits for a period of time such that executives are encouraged to make decisions in the best interest of the Company and its shareholders, regardless of the personal impact to them in the event of an actual or threatened change of control. In addition, our long-term compensation and non-qualified plans include change of control provisions that specify the participants’ rights upon a change of control. These rights are described below.
The change of control agreements provide that we will continue to employ the named executive officers for three years following a change of control and that during this period, the executive officer’s position will be at least commensurate in all material respects with those held prior to the change of control. Change of control is generally defined as (i) the acquisition by any person or group of 20 percent or more of the outstanding Common stock; (ii) the incumbent members of the Board ceasing to constitute at least a majority of the Board; (iii) certain business combinations such as mergers, binding share exchanges, reorganizations or consolidation, occur, unless after the transaction, at least 60 percent of the shares are held by the pre-merger shareholders of Bausch & Lomb and (iv) shareholder approval of the complete liquidation or dissolution of the Company or a sale of all or substantially all of our assets.

In the event of a change of control, named executive officers will receive the following:

•
Equity Compensation Under our long-term incentive plans, awards such as outstanding stock options, stock appreciation rights (SARs) and restricted stock/unit awards fully vest upon a change of control. Accelerated vesting of equity awards is consistent with the alignment of the named executive officers’ interests with the shareholders’ interests. Performance shares vest at target levels specified in the award agreement. Options granted under the 1990 and 2001 stock incentive plans and the 2003 Long-Term Incentive Plan (at the discretion of the Compensation Committee) may be surrendered for cash payment during the 60 days after a change of control. If the named executive officer elects to surrender options, he/she is entitled to receive in cash, an amount equal to the highest price per share paid in the change of control transaction minus the exercise price of the option multiplied by the number of options.

•	SERP Vested and unvested SERP benefits are due and payable to the executive within 15 days of a change of control.
•	The Retirement Benefit Restoration Plan and Deferred Compensation Account Vested benefits are due and payable within 15 days of a change of control.
•	LEAP All amounts earned under the plan, both vested and unvested, are due and payable to the executive within 15 days of a change of control.

The change of control agreements provide that in the event the named executive officer’s employment is terminated during the three-year period covered by the agreement, (i) by us “without cause”, (ii) due to death, (iii) due to disability, (iv) the officer terminates for “good reason”, or (v) by the officer for any reason during the 30 day period immediately following the first anniversary of the first date of the change of control period, the named executive officer would be entitled to:

•	Lump sum payments within 30 days of the termination date including:
o
Accrued obligations defined as (i) unpaid base salary through the termination date, (ii) a pro-rated bonus payment based on the greater of the prior year’s bonus or the average bonus paid over the last three years, (iii) unused vacation pay, and (iv) unpaid, vested deferred compensation account balances.

o	A severance amount equal to three times base salary and three times the greater of the prior year’s bonus or the highest bonus paid over the last three years.
o	A supplemental retirement amount equal to an additional three-year accrual in each retirement plan.
o	A payout of any unpaid SERP benefits.
o
A cash award, for each unpaid long-term performance cycle ending during the three-year period covered by the change of control agreement. Currently, there are no outstanding long-term performance awards with a cycle ending during the three-year period covered by the change of control agreement.

•	Welfare and other benefits including perquisites (described in more detail in the Additional Benefits section of the Compensation Discussion and Analysis), for three years.
•	Exercise options granted under the 2003 Long-Term Incentive Plan for up to two years after the termination.

“Cause” is generally defined under the agreements as a willful and deliberate material breach on the part of the executive in the performance of his/her duties or illegal conduct or gross misconduct that is materially injurious to the Company. “Good reason” is generally defined as any diminution of the officer’s position such as a decrease in authority, duties, or the failure of the Company to pay any compensation called for by the change of control agreement or a required relocation of the executive.
If any payments or distributions made by the Company to the officer as a result of a change of control would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the Company will make a gross-up payment to the officer, so that the officer will retain the same amount, net of taxes, that he/she would have retained had there been no excise tax. The gross-up payment does not reimburse the executive for ordinary income taxes, but rather is intended solely to ensure that excise taxes, which are outside the direct control of the executive, do not erode the value of the intended severance benefits.

Termination for cause during a change of control:
•	A lump sum payment within 30 days of the termination date including:
o	Any unpaid base salary through the termination date, and
o	any unpaid, vested deferred compensation account balances.

Voluntary termination during a change of control other than for good reason and outside the window period:
•	A lump sum payment within 30 days of the termination date including:
o	Any unpaid base salary through the termination date,
o	a pro-rated bonus payment based on the greater of the prior year’s bonus or the average bonus paid over the last three years,
o	any unused vacation pay, and
o	any unpaid, vested deferred compensation account balances.
•	A payout of any unpaid SERP benefits.
•	A payout of other applicable benefits.

The following table represents the payouts that would occur upon termination of employment (i) by us “without cause”, (ii) due to death, (iii) due to disability, (iv) the officer terminates for “good reason”, or (v) by the officer for any reason during the 30 day period immediately following the first anniversary of the first date of the change of control period.

Change of Control

	R.L. Zarrella	S.C. McCluski	P. Tyle	D.L. Hahs	J.M. Loughlin
Severance [1]	$8,250,000	$2,885,121	$2,772,807	$2,912,235	$2,192,418
Bonus [2]	1,092,667	295,502	404,634	386,715	212,269
Stock Options [3]	0	0	0	0	0
Restricted Stock [4]	NA	NA	1,457,680	520,600	NA
Supplemental Retirement Amount [5]	647,725	114,968	6,319	121,386	68,844
Perquisites & Benefits [6]	492,777	430,489	457,046	488,040	368,029
Excise Tax Gross-Up [7]	0	1,303,445	2,123,002	1,886,976	949,065
Total	$10,483,168	$5,029,526	$7,221,487	$6,315,952	$3,790,625

[1]	Three times base salary and the greater of the prior year’s bonus or the highest bonus paid in the last three years prior to the change of control.
[2]	Assumes a change of control date of December 31, 2006. This value represents the higher of average bonus over the last three years or the bonus earned in 2005.
[3]	Intrinsic value of unvested options at a stock price of $52.06 on December 29, 2006.
[4]	Messrs. Zarrella, McCluski, and Loughlin do not have any unvested restricted stock.
[5]
This includes the Supplemental Retirement Amount (the accrual of all retirement plans which the executive would have received if the employment continued for three years). See the Pension Benefits and Non-Qualified Deferred Compensation tables for balances available to each named executive officer.

[6]
The cost of providing welfare benefits and perquisites, based on current costs for three years and the payout of LEAP benefits. Perquisites are described in more detail in the Additional Benefits section of the Compensation Discussion and Analysis. Mr. Zarrella is not eligible for LEAP.

[7]
Payment of excise tax gross-up if the tax is required under Section 4999 of the Internal Revenue Code. Assumes a 40 percent individual income tax rate. As of December 31, 2006, Mr. Zarrella was not expected to exceed the limits under Section 280G, therefore no excise tax gross-up is required. If he did exceed the limits we would provide the excise tax gross-up.

Involuntary Termination for Cause Generally, if any named executive officer, including Mr. Zarrella, is terminated for cause:

•
Long-Term Incentive Plan For any awards under the 2003 Long-Term Incentive Plan, all vested and unvested stock options and unvested restricted stock grants are immediately forfeited. For stock options granted under the 1990 Stock Incentive Plan, executives have three months from the last day of active employment to exercise options. There are no unvested restricted stock awards under the 1990 Stock Incentive Plan.

•	LEAP All unvested benefits are immediately forfeited.
•	Retirement and Deferred Compensation All unvested benefits are immediately forfeited.

Mr. Zarrella's SERP II benefit is forfeited upon a termination for cause.

See the Pension Benefits and Non-Qualified Deferred Compensation tables for balances available to each named executive officer.
All other benefits cease upon separation from the Company.

Involuntary Termination without Cause Generally, if any of the named executive officers is terminated without cause, with the exception of Mr. Zarrella, the benefits upon termination, under the Corporate Officer Separation Plan, would be:

•	Separation Pay (Base and Bonus) One year’s base pay, plus a prorated bonus for the time worked, provided at least six months of service were completed.
•
Long-Term Incentive Program Unvested stock options and restricted stock grants cancel on the last day of active employment, unless otherwise determined by the Compensation Committee. To the extent they are vested at termination, stock options granted under the 2003 Long-Term Incentive Plan expire 90 days from the last day of active employment or the remaining term of the options, whichever is less. Vested non-qualified stock options and incentive stock options granted under the 1990 Stock Incentive Plan or non-qualified stock options granted under the 2001 Stock Incentive Plan expire three months from the date of termination or the remaining term of the option, whichever is less.

•	Outplacement Services The Company covers the fees and costs of outplacement services for one year up to a maximum of 15 percent of the preceding year’s base pay and bonus.
•	LEAP Only vested benefits under the plan are paid.
•	Perquisites Perquisites continue through the period in which the executive receives severance pay including use of the Company car, club membership dues and financial counseling.

The Company obtains a general release and non-compete and non-solicitation agreements from separated officers in exchange for their severance benefits. Mr. Zarrella’s non-compete agreement must be for three years, in accordance with his employment agreement. All other benefits cease upon separation from the Company.
Under his 2001 employment agreement and applicable plan documents, in the event of an involuntary termination without cause, Mr. Zarrella is entitled to the following (a description of the material terms of Mr. Zarrella's new employment agreement can be found in Item 9B. Other Information):

•
Separation Pay (Base and Bonus) Base salary paid, in a lump sum, through the end of the current term of his employment agreement. A bonus payout equal to a prorated portion of the highest bonus paid during the employment period.

•	Long-Term Incentive Program Benefits match those outlined above for other named executive officers.
•	SERP II Mr. Zarrella will vest in the SERP II benefit level attained at the end of the employment period.
•	Health Benefits, Life Insurance and Perquisites Continue through the end of the employment period.
•	Retirement and Deferred Compensation Provide vested benefits under the plans.

Dr. Tyle’s 2004 employment arrangement modified severance benefits payable to him under the Company’s Officer Separation Plan. Under the arrangement, if Dr. Tyle’s employment terminates prior to July 19, 2007, under circumstances which would otherwise entitle him to severance protection under the Company’s Officer Separation Plan; (i) unvested portions of his restricted stock and his stock option award granted under his 2004 employment arrangement vest immediately upon the termination date; and (ii) if accelerated vesting is not approved under the Company’s 2003 Long-Term Incentive Plan, the Company will pay him, subject to withholdings, an amount equal to the fair market value of the unvested restricted stock award and the excess, if any, of the fair market value of the unvested stock option award over the option’s exercise price. In addition, if Dr. Tyle is involuntarily terminated after three years from his hire date under circumstances providing him with benefits under the Officer Separation Plan, then remaining unvested portions of Dr. Tyle’s restricted stock grant, if any, shall immediately vest on such date of termination. In the event of a termination due to a change of control, Dr. Tyle’s severance arrangement would be superseded by the change of control agreement described above.

Involuntary Termination without Cause or For Good Reason

	R.L. Zarrella	S.C. McCluski	P. Tyle	D.L. Hahs	J.M. Loughlin
Severance [1]	$1,100,000	$415,200	$410,001	$405,600	$335,000
Bonus [2]	3,300,000	311,400	307,501	304,200	251,250
Stock Options [3]	N/A	N/A	-	N/A	N/A
Restricted Stock [4]	N/A	N/A	416,480	N/A	N/A
Supplemental Retirement Amount [5]	551,900	N/A	N/A	N/A	N/A
Perquisites & Benefits [6]	174,259	65,953	75,902	87,161	62,043
Total	$5,126,159	$792,553	$1,209,884	$796,961	$648,293

[1]	One year’s base salary for all named executive officers.
[2]	Assumes involuntary termination occurred on December 31, 2006. Assumes Mr. Zarrella’s employment period ends on December 29, 2007 as provided under the renewal of his 2001 employment agreement.
[3]	Dr. Tyle’s employment arrangement provides for the full vesting of the options granted upon his hire on July 19, 2004 if he is involuntarily terminated prior to July 19, 2007.
[4]	Dr. Tyle’s employment arrangement provides for the full vesting of his restricted stock award if he is involuntarily terminated prior to July 19, 2007.
[5]
Mr. Zarrella is eligible to receive his SERP II accrual through the end of the employment period (i.e. December 29, 2007), in accordance with his 2001 employment agreement. See the Pension Benefits and Non-Qualified Deferred Compensation tables for balances available to each named executive officer.

[6]
The value of welfare benefits and perquisites continuation for the remaining contract term, assuming December 29, 2007, for Mr. Zarrella. Similarly, for the other named executive officers, the value represents perquisites and welfare benefits continuation for one year.

Voluntary Termination If any named executive officer, other than Mr. Zarrella, voluntarily terminates employment with the Company, unvested stock options and restricted stock grants cancel on the last day of active employment. To the extent they are vested at termination, stock options granted under the 2003 Long-Term Incentive Plan expire 30 days from the last day of active employment or the remaining term of the options, whichever is less. Vested options granted under the 1990 or 2001 stock incentive plans expire three months from the last date of active employment or the remaining term of the option, whichever is less.
In the event of a voluntary termination for “good reason”, Mr. Zarrella would receive the same benefits outlined under the Involuntary Termination Without Cause section. “Good reason” is defined in his 2001 employment agreement and includes the assignment of duties that are inconsistent with his position, breach of the agreement by the Company or required relocation.
All other benefits cease upon separation from the Company.

Death & Disability In the event of the total disability (as defined in the Company’s disability plans) or the death of a named executive officer, the disabled officer or the beneficiaries of the deceased are entitled to:

•
Long-Term Incentive Program Unvested stock options under the 1990 and 2001 stock incentive plans and the 2003 Long-Term Incentive Plan fully vest effective on the date of death or disability. Unvested restricted stock grants under the 2003 Long-Term Incentive Plan fully vest upon death or disability. Incentive stock options granted under the 1990 stock incentive plan and non-qualified options granted under the 2003 Long-Term Incentive Plan expire one year from the date of death or disability or, for the 1990 plan, the remaining term of the options, whichever is less. Non-qualified stock options granted under the 1990 and 2001 stock incentive plans expire five years from the date of death or disability or the remaining option term, whichever is less.

•	Long-Term Equity Equivalent Accumulation Plan (LEAP) All amounts earned under the Plan, both vested and unvested, are due and payable to the executive or the executive’s designated beneficiary.

In the event of the total disability (as defined in the Company’s disability plans) or death, Mr. Zarrella or his beneficiary is entitled to:

•
Separation Pay (Base and Bonus) Base salary paid through the date of death or disability, as well as a pro-rated bonus payout equal to the highest bonus paid during the employment period, paid through the date of death or disability.

•	Benefits and Perquisites Payment for the value of benefits and perquisites through the end of the employment period.

Death & Disability 1

	R.L. Zarrella	S.C. McCluski	P. Tyle	D.L. Hahs	J.M. Loughlin
Perquisites & Benefits [2]	$164,259	$65,657	$64,835	$64,139	$52,975
Stock Options [3]	0	0	0	0	0
Restricted Stock [4]	0	0	1,457,680	520,600	0
Total	$164,259	$65,657	$1,522,515	$584,739	$52,975

[1]	Assumes death or disability occurs on December 31, 2006.
[2]	Mr. Zarrella’s amount is the cost of his benefits and perquisites for the remainder of his employment period. For other named executive officers, the amount reflects the value of their LEAP balance.
[3]	Intrinsic value of unvested options at a stock price of $52.06 on December 29, 2006.
4  Value of unvested restricted stock at an assumed stock price of $52.06.

Directors’ Compensation Summary

Annual Retainer and Fees Directors who are not employees of the Company receive an annual retainer of $52,000. No additional fees are paid for attendance at meetings. The following fees are paid:

Position	Fee Paid
Chair of the Audit Committee	$10,000
Member of the Audit Committee	5,000
Chair of the Compensation Committee	7,500
Chair of the Nominating and Governance Committee	7,500
Lead Director	25,000

Stock Ownership Guidelines Our stock ownership guidelines require directors to own shares or share equivalents with an aggregate market value of $260,000. Directors have five years from the date of their election to reach their stock ownership goal. If a director has not yet met the stock ownership goal, his or her annual retainer is paid one-half in cash and one-half in Common stock. Once a director satisfies this requirement, he or she may choose whether to receive the annual retainer in cash, Common stock, or a combination of both. All of the non-employee directors have met their stock ownership goal with the exception of Mr. Alan M. Bennett and Dr. Paul A. Friedman, who have served on the Board for less than five years. In 2006, the cash portion of annual retainers and fees was paid; the stock portion of the annual retainer which would have been issued in Common stock was not made due to the withdrawal of reliance on previously-filed financial statements, and the delay in filing our 2005 financial statements, which restricted us from issuing equity-based compensation, except for transactions which could be exempted under Federal Securities law.

Director Deferred Compensation Plan Under the Director Deferred Compensation Plan, directors may elect to defer all or part of their cash compensation for serving on the Company’s Board of Directors or its committees. These amounts may be invested in any combination of a variety of mutual funds or in Company stock. Payouts made under this Plan are made in cash. Additionally, the deferred stock equivalent units are required to be deferred under this Plan.
In addition, directors may elect to defer the stock portion of their annual retainer through the Annual Retainer Stock Plan for Non-Employee Directors. Payouts made under this Plan are made in shares of Common stock.
Under both the Director Deferred Compensation Plan and the Annual Retainer Stock Plan for Non-Employee Directors, the election to defer must be made before the last day of the plan year preceding the plan year in which the services are to be performed. All elections remain in place unless revoked by a subsequent election. A director may elect payout upon a future date or upon retirement as a lump sum or in annual installments.
Deferrals in Company stock were not permitted in 2006 due to the current restrictions on issuing shares as described above.

Director Stock Options Under the 2003 Long-Term Incentive Plan, non-employee directors annually receive non-qualified options to purchase shares of Common stock of the Company which vest in one year after the date of grant. Under the Plan, the options must be granted within 90 days of the annual meeting of shareholders. The number of options is determined by a fixed formula set forth in the Plan, and the exercise price of all such options is determined by the fair market value of the Company’s Common stock on the date of grant. For fiscal year 2006, no options were granted to non-employee directors due to the withdrawal of reliance on previously-filed financial statements, and the delay in filing our 2005 financial statements, which restricted us from issuing equity-based compensation, except for transactions which could be exempted under Federal Securities law.

Deferred Stock Equivalent Program Under the Deferred Stock Equivalent Program, non-employee directors of the Company receive an annual grant of 500 deferred stock equivalent units. These units are a right to receive, in cash, at the time of the director’s retirement from the Board, an amount equal to the product of the market value of one share of the Company’s Common stock, multiplied by the number of deferred stock equivalent units. This element of compensation aligns total director compensation with that of comparable companies, in part enhancing the Company’s ability to attract and retain high-quality director candidates and aligning directors’ economic interests with those of shareholders. The program also provides for a one-time matching contribution of deferred stock equivalent units valued at $25,000 for new non-employee directors upon the acquisition of an equal number of shares of Company stock by the director. No deferred stock equivalent units were granted in 2006 due to the withdrawal of reliance on previously-filed financial statements, and the delay in filing our 2005 financial statements, which restricted us from issuing equity-based compensation, except for transactions which could be exempted under Federal Securities law.

Other Benefits The Company reimburses all directors for travel and other necessary business expenses incurred in the performance of their services as a director. None of the non-employee directors received perquisites or other benefits in excess of $10,000. Personal use of the Company plane is not permitted except under special circumstances and any such use must be approved by the Chief Executive Officer in advance.

From 1993 through 1996, the Company had a Charitable Contribution Plan in place for non-employee directors of the Company. The Plan was frozen in 1996. Under this plan, following the death of a participating director, the Company will make up to $250,000 in charitable contributions to bona fide tax-exempt organizations meeting the requirements of Section 501(c)(3) of the Internal Revenue Code selected by the participant. The Plan covers the following current directors: Ruth R. McMullin, Linda Johnson Rice, William H. Waltrip and Kenneth L. Wolfe; and retired directors: Franklin E. Agnew, William Balderston III, Bradford Boss, Daniel E. Gill, Jay T. Holmes, Thomas C. McDermott, John R. Purcell and Alvin W. Trivelpiece.
In addition, the Company provides liability coverage to directors under the Company's Directors' and Officers' Liability Insurance Policy.

Board of Directors’ Compensation

Directors who are employees receive no additional compensation for serving on the Board or its Committees. In 2006, Mr. Zarrella was the only employee director who served on the Board. Non-employee directors did not receive any stock options, full value shares or deferred stock equivalent units in 2006 due to the withdrawal of reliance on previously-filed financial statements, and the delay in filing our 2005 financial statements, which restricted us from issuing equity-based compensation, except for transactions which could be exempted under Federal Securities law.

The following table reflects the cash compensation paid in 2006, the expense of prior equity awards and the change in value of non-qualified deferred compensation accounts.

2006 Board of Director's Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) [10]	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
A. M. Bennett [1]	$6,500		$24,390		$0		$30,890
D. De Sole [2]	5,000		24,390		0		29,390
P. A. Friedman [3]	26,000		24,390		0		50,390
J. S. Linen [4]	7,500		24,390		3,688		35,578
R. R. McMullin [5]	52,000		24,390		91,543		167,933
L. Johnson Rice [6]	39,000		24,390		0		63,390
W. H. Waltrip [7]	84,500		24,390		0		108,890
B. W. Wilson [8]	0		24,390		0		24,390
K. L. Wolfe [9]	62,000		24,390		0		86,390

Note:  No equity awards were made to directors in 2006 due to the withdrawal of reliance on previously-filed financial statements, and the delay in filing our 2005 financial statements, which restricted us from issuing equity-based compensation, except for transactions which could be exempted under Federal Securities law.

[1]
Mr. Bennett has not met director stock ownership guidelines and, therefore, receives his annual retainer 50 percent in cash and 50 percent in stock. He elected to defer his cash compensation. Due to the restriction on awarding Company stock, Mr. Bennett received no compensation in 2006. A non-qualified deferred compensation loss of $40,956 was incurred.

[2]
Mr. De Sole has met director stock ownership guidelines and elected to receive his annual retainer in stock. Due to the restriction on awarding Company stock, Mr. De Sole received no annual retainer compensation in 2006. The cash amount of $5,000 reflects his fee as a member of the Audit Committee. A non-qualified deferred compensation loss of $107,109 was incurred.

[3]
Dr. Friedman has not met director stock ownership guidelines and, therefore, receives his annual retainer 50 percent in cash and 50 percent in stock. He received $26,000 cash compensation in 2006. Due to the restriction on awarding Company stock, Dr. Friedman did not receive the remaining $26,000 of his annual retainer. A non-qualified deferred compensation loss of $24,708 was incurred.

[4]
Mr. Linen has met director stock ownership guidelines and elected to receive his annual retainer in stock. Due to the restriction on awarding Company stock, Mr. Linen received no annual retainer compensation in 2006. The cash amount of $7,500 reflects his fee as Chair of the Compensation Committee.

[5]	Mrs. McMullin has met director stock ownership guidelines and elected to receive her annual retainer in cash in the amount of $52,000.

[6]
Mrs. Rice has met director stock ownership guidelines and elected to receive her annual retainer 75 percent in cash and 25 percent in stock. She received $39,000 in cash compensation. Due to the restriction on awarding Company stock, Mrs. Rice did not receive the remaining $13,000 of her annual retainer. A non-qualified deferred compensation loss of $75,897 was incurred.

[7]
Mr. Waltrip has met director stock ownership guidelines and elected to receive his annual retainer in cash. He also received his annual retainer as Lead Director in the amount of $25,000 and annual fee as Chair of the Nominating and Governance Committee in the amount of $7,500 in cash. A non-qualified deferred compensation loss of $23,310 was incurred.

[8]
Mr. Wilson has met director stock ownership guidelines and elected to receive his annual retainer in stock. Due to the restriction on awarding Company stock, Mr. Wilson received no compensation in 2006. A non-qualified deferred compensation loss of $62,800 was incurred.

[9]
Mr. Wolfe has met director stock ownership guidelines and elected to receive his annual retainer in cash in the amount of $52,000. He also received his annual fee as Chair of the Audit Committee in cash in the amount of $10,000. A non-qualified deferred compensation loss of $23,310 was incurred.

[10]
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options previously granted to directors. The fair value was estimated using the Black-Scholes option-pricing model in accordance with SFAS No. 123(R). The Black-Scholes fair value per option was $23.02, based on the following assumptions: exercise price and grant date market price of $83.55; 5.0 years expected life, expected volatility of 26.032 percent, expected dividend yield of 1.054 percent, and a risk free rate of 4.140 percent. The following directors have outstanding option awards at 2006 fiscal year end: Mr. Bennett (4,882), Mr. De Sole (22,917), Dr. Friedman (1,956), Mr. Linen (22,917), Mrs. McMullin (22,917), Mrs. Rice (19,151), Mr. Waltrip (40,890), Mr. Wilson (8,970), and Mr. Wolfe (20,750).

Compensation Committee Interlocks and Insider Participation All of the members of the Compensation Committee of the Company’s Board of Directors are independent and none has been an officer or employee of the Company during the past five years. During 2006, none of our executive officers served as a member of the board of directors or compensation committee of any company for which a member of our Board of Directors or Compensation Committee served as an officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

For the Equity Compensation Plan Information Table see Item 5. Market for Bausch & Lomb Incorporated’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Beneficial Owners of More than 5% of the Company's Common Stock

Name and Address of Beneficial Owners	Number of Shares and Nature of Beneficial Ownership	Percent of Outstanding Common Stock
Franklin Mutual Advisers, LLC 101 John F. Kennedy Parkway Short Hills, NJ 07078	4,372,960 [1]	8.2%
Lord, Abbett & Co., LLC 90 Hudson Street Jersey City, NJ 07302	3,141,779 [2]	5.8%
Capital Research and Management Company 333 South Hope Street Los Angeles, CA 90071	3,133,900 [3]	5.8%

[1]	Shares are as of December 29, 2006 and include 4,372,960 shares with respect to which there is sole power to vote and 4,372,960 with respect to which there is sole power of disposition.
[2]	Shares are as of December 29, 2006 and include 3,037,779 shares with respect to which there is sole power to vote and 3,141,779 shares with respect to which there is sole power of disposition.
[3]	Shares are as of December 29, 2006 and include 3,133,900 shares with respect to which there is sole power to vote and 3,133,900 shares with respect to which there is sole power of disposition.

Security Ownership of Directors and Named Executive Officers Presented below is information concerning the amount of Company stock beneficially owned by each director and director nominee, each named executive officer, and all directors and named executive officers of the Company as a group. All numbers stated are as of March 1, 2007, and include beneficial ownership of shares of Common and Class B stock, which are identical with respect to dividend and liquidation rights and vote together as a single class for all purposes.

Name of Beneficial Owner	Shares Owned	Right to Acquire Beneficial Ownership Under Options Exercisable Within 60 Days	% of Class [1]	Deferred Shares/ Units [2]
Alan M. Bennett	500	4,882	0%*	2,673
Domenico De Sole	0	22,917	0%*	7,059
Paul A. Friedman	1,510	1,956	0%*	1,629
Dwain L. Hahs	47,157 [3]	147,333	0%*	14,450 [8]
Jonathan S. Linen	17,530	22,917	0%*	1,536
John Loughlin	15,051 [4]	102,463	0%*	16,419 [9]
Stephen C. McCluski	25,542 [5]	295,487	0%*	15,242 [10]
Ruth R. McMullin	11,009	22,917	0%*	1,536
Linda Johnson Rice	6,713	19,151	0%*	5,002
Praveen Tyle	28,787 [6]	40,000	0%*	15,163 [11]
William H. Waltrip	5,367	40,890	0%*	1,536
Barry W. Wilson	5,771	8,970	0%*	4,161
Kenneth L. Wolfe	7,117	20,750	0%*	1,536
Ronald L. Zarrella	28,179 [7]	1,140,983	0%*	190,794
All directors and executive officers as a group (27 persons)	453,201	2,780,514	1%	377,522

*Less than 1 percent

[1]
Except for Class B stock, which is transferable only in accordance with the terms of the Company's stock incentive plan under which it was acquired, and except as otherwise indicated, sole voting and investment power exists with respect to all shares listed as beneficially owned. No individual named above beneficially owns more than one percent of the Company's outstanding voting stock and the shares beneficially owned by all directors and executive officers as a group constitute one percent of the Company's outstanding voting stock.

[2]	Includes common stock equivalent units held under deferred compensation plans and the Long-Term Equity Equivalent Accumulation Plan.
[3]	Includes 1,770 shares, which may be acquired under the 401(k) plan and 10,000 shares of restricted stock subject to satisfaction of certain vesting conditions.
[4]	Includes 4,676 shares which may be acquired under the 401(k) plan.
[5]	Includes 3,352 shares which may be acquired under the 401(k) plan.
[6]	Includes 450 shares which may be acquired under the 401(k) plan and 28,000 shares of restricted stock subject to satisfaction of certain vesting conditions.
[7]	Includes 1,650 shares which may be acquired under the 401(k) plan.
[8]	Includes 1,226 units under the Long-Term Equity Equivalent Accumulation Plan subject to satisfaction of certain vesting conditions.
[9]	Includes 203 units under the Long-Term Equity Equivalent Accumulation Plan which are fully vested.
[10]	Includes 1,387 units under the Long-Term Equity Equivalent Accumulation Plan subject to satisfaction of certain vesting conditions.
[11]	Includes 1,370 units under the Long-Term Equity Equivalent Accumulation Plan subject to satisfaction of certain vesting conditions.

Item 13. Certain Relationships and Related Transactions

Related Transactions In connection with Class B shares purchased under the Company's stock incentive plans prior to 2002, the Company could loan the participant an amount equal to the full amount of the purchase price of those shares, with the shares held by the Company as collateral for the loan. The rate of interest on loans to participants was the lesser of the applicable federal rates announced monthly by the Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code of 1986, or nine percent. To the extent applicable, the largest aggregate amount of indebtedness outstanding which exceeded $60,000 at any time in the Company's 2006 fiscal year for executive officers of the Company was as follows: Mr. Alan H. Farnsworth, $335,454; Mr. Hahs, $156,756; and Ms. Angela J. Panzarella, $200,313. As of March 1, 2007, the outstanding amount of such indebtedness of the Company's executive officers was as follows: Mr. Farnsworth, $332,099; Mr. Hahs, $155,189; and Ms. Panzarella, $198,310. All loans to directors were paid in full in 2003.
On March 19, 2007, the Company announced the appointment of Efrain Rivera as Senior Vice President and Chief Financial Officer of the Company. In conjunction with his appointment, on March 19, 2007, Mr. Rivera received a grant of 20,000 shares of restricted stock under the Company’s 2003 Long-Term Incentive Plan. One-half of the shares will vest on March 19, 2010 and the other half will vest on March 19, 2012. In addition, based on his new position, under the Company’s annual incentive plans, Mr. Rivera is now eligible to earn a target bonus of seventy-five (75 percent) of his base salary, depending on the Company achieving stated performance goals.
In April 2007, the Company entered into an employment agreement with Ronald L. Zarrella. The material terms of Mr. Zarrella's employment agreement are described in Item 9B. Other Information.
As previously announced on January 5, 2007, Paul G. Howes announced his intent to resign as the Company’s Senior Vice President and President - Americas Region. In connection with the resignation, on April 9, 2007 the Company entered into a severance agreement with Mr. Howes. Under the agreement, Mr. Howes’ responsibilities as an executive officer ceased on January 31, 2007. He will, however, remain an active employee of the Company through June 30, 2007 and will work on projects requested by the Chief Executive Officer. Until his June 30, 2007 separation date, Mr. Howes will continue to receive his current base salary of $400,000 per year.
From July 1, 2007 through February 28, 2008, Mr. Howes will be an inactive employee. Mr. Howes waived his right to receive severance under the Company’s Officer Separation Plan, and instead he will be entitled to receive his annual salary on a pro-rated basis during this period.
Subject to Company performance, Mr. Howes is eligible to receive his target bonus (75 percent of his base salary) for 2007 under the Company’s Annual Incentive Compensation Plan, which would be paid in 2008. Additionally, he is entitled to receive an award, as calculated by the Compensation Committee, under the 2003 Long-Term Incentive Plan for the Company’s 2004 - 2005 performance cycle. Because he is no longer an officer, the Compensation Committee approved the payment of the award in cash, rather than Company stock.
Through June 30, 2007 and subject to other vesting conditions, Mr. Howes’ stock options shall vest. Any unexercised vested options will expire on September 28, 2007. The Compensation Committee also approved the accelerated vesting (to the date of the severance agreement) of the remaining 16,667 shares of restricted stock granted to Mr. Howes when he was hired.
Mr. Howes will not vest under the Company’s Long-Term Equity Equivalent Accumulation Plan, the Retirement Benefits Plan/Benefit Restoration Plan or the Supplemental Executive Retirement Plan III in accordance with the terms of those plans. He will be entitled to receive other benefits and perquisites from July 1, 2007 through February 28, 2008, including without limitation:

•	Financial counseling;
•	outplacement services;
•	club membership; and
•	automobile lease.

Mr. Howes will be eligible to participate in the Company’s 401(k) plan during the first eight weeks after his June 30, 2007 separation date and he will receive payment of his deferred compensation account by March 1, 2008.

Board Independence The Board has determined that each of the directors, other than Mr. Zarrella, has no material relationship with the Company and is independent within the meaning of the Securities and Exchange Commission and New York Stock Exchange director independence standards, as currently in effect.

Item 14. Principal Accounting Fees and Services

Audit Committee Policy on Pre-Approval of Services of Independent Accountants The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. The Audit Committee pre-approved all such audit and non-audit services provided by the independent accountants. These services have included audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Audit Fees In its review, the Audit Committee examined a report from PricewaterhouseCoopers LLP of the fees billed to the Company for fiscal years 2006 and 2005 of $7,788,000 and $17,058,000, respectively, for the audit of the Company's annual financial statements and reviews of quarterly reports on Form 10-Q. The 2006 and 2005 fees also include an attestation to the Company's assessment and effectiveness of internal controls over financial reporting.

Audit-Related Fees PricewaterhouseCoopers LLP received fees of $119,000 in 2006 for benefit plan reviews. In 2005, the audit-related fees totaled $93,000, including $92,000 for benefit plan reviews and $1,000 for various other audit-related projects.

Tax Fees PricewaterhouseCoopers LLP received no fees for tax-related services in 2006 or 2005.

All Other Fees PricewaterhouseCoopers LLP received $16,000 of other fees in 2006 relating primarily to accounting research software and participation by the Company in an industry coalition coordinated by PricewaterhouseCoopers LLP. In 2005, all other fees totaled $17,000, relating primarily to accounting research software.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents or the portions thereof indicated are filed as a part of this Report.

(a)	Index to Financial Statements and Financial Statement Schedules Covered by Reports of Independent Auditors.		Page
	1.	Financial statements filed herewith:
		Report of Independent Registered Public Accounting Firm	150
		Balance Sheets at December 30, 2006 and December 31, 2005	61
		For the years ended December 30, 2006, December 31, 2005 and December 25, 2004:
		Statements of Income	60
		Statements of Cash Flows	62
		Statements of Changes in Shareholders' Equity	63
		Notes to Financial Statements	65

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

(b)	Item 601 Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference. Each of Exhibits (10)-a through (10)-w, (10)-hh through (10)-kk, (10)-oo, (10)-rr, (10)-ss, (10)-vv and (10)-ww is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 15(c) of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Bausch & Lomb Incorporated

By (Signature and Title) /s/ Ronald L. Zarrella
Ronald L. Zarrella
Chairman and Chief Executive Officer

Date April 25, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer

By (Signature and Title) /s/ Ronald L. Zarrella
Ronald L. Zarrella
Chairman and Chief Executive Officer

Date April 25, 2007

Principal Financial Officer

By (Signature and Title) /s/ Efrain Rivera
Efrain Rivera
Senior Vice President and Chief Financial Officer

Date April 25, 2007

Controller

By (Signature and Title) /s/ Jurij Z. Kushner
Jurij Z. Kushner
Vice President and Controller

Date April 25, 2007

Directors

Alan M. Bennett
Catherine M. Burzik
Domenico De Sole
Paul A. Friedman
Jonathan S. Linen
Ruth R. McMullin
Linda Johnson Rice
William H. Waltrip
Barry W. Wilson
Kenneth L. Wolfe
Ronald L. Zarrella

Date April 25, 2007
By (Signature and Title) /s/ Robert B. Stiles
Robert B. Stiles
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Bausch & Lomb Incorporated:

We have completed integrated audits of Bausch & Lomb Incorporated’s consolidated financial statements and of its internal control over financial reporting as of December 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bausch & Lomb Incorporated and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 — Significant Accounting Policies and Note 15 — Employee Stock Plans to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006.
As discussed in Note 1 -— Significant Accounting Policies and Note 14 -— Employee Benefits to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 30, 2006.
As discussed in Note 14 -— Employee Benefits to the consolidated financial statements, the Company as of July 1, 2004 adopted FSP FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Internal Control Over Financial Reporting Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, Controls and Procedures, that Bausch & Lomb Incorporated did not maintain effective internal control over financial reporting as of December 30, 2006, because (1) the Company did not maintain an effective control environment and (2) the Company did not maintain effective controls over the determination and reporting of its income tax payable, deferred income tax assets and liabilities, the related valuation allowances and income tax expense or effective controls over indirect taxes, including VAT and certain import related taxes related to its Brazilian subsidiary, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 30, 2006:
(1) The Company did not maintain an effective control environment because of the following: (i) the Company did not adequately and consistently reinforce the importance of adherence to controls and the Company's code of conduct and (ii) the Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of GAAP, including accounting for income taxes, and in internal control over financial reporting commensurate with its financial reporting requirements. This material weakness contributed to the additional material weakness discussed in Item 2 below and to control deficiencies as well as adjustments, including audit adjustments, to the 2006 annual consolidated financial statements in the financial reporting and close process.
(2) The Company did not maintain effective controls over the determination and reporting of its income tax payable, deferred income tax assets and liabilities, the related valuation allowances and income tax expense. Specifically, effective controls were not designed and in place to: (i) ensure management maintained the appropriate level of personnel resources with adequate experience and expertise in the area of U.S. GAAP accounting for income taxes; (ii) ensure roles and responsibilities with respect to accounting for income taxes were clearly defined; (iii) identify and evaluate in a timely manner the tax implications of certain non-routine transactions, including transactions related to acquisitions; (iv) provide reasonable assurance as to the completeness and accuracy of the provision for income taxes and income taxes payable including tax reserves and return to provision adjustments; and (v) reconcile differences between the tax and financial reporting basis of its assets and liabilities with its deferred income tax assets and liabilities. In addition, the Company did not maintain effective controls over indirect taxes, including VAT and certain import related taxes related to its Brazilian subsidiary. This material weakness resulted in adjustments, including audit adjustments, to the 2006 annual consolidated financial statements.

Additionally, each of these material weaknesses above could result in a material misstatement to the Company's interim and annual consolidated financial statements and disclosures which would not be prevented or detected.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Bausch & Lomb Incorporated did not maintain effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Bausch & Lomb Incorporated has not maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Rochester, New York
April 25, 2007

Exhibit Index

S-K Item 601 No.	Document

(3)-a
Restated Certificate of Incorporation of Bausch & Lomb Incorporated (filed as Exhibit (3)-a to the Company's Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4105, and incorporated herein by reference).

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

(4)-j
Supplemental Indenture No. 8, dated as of November 8, 2006 (filed as Exhibit (4)-j to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(4)-k
Amended and Restated Supplemental Indenture No. 8, effective as of November 8, 2006 (filed as Exhibit (4)-k to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(4)-l	Supplemental Indenture No. 9, effective as of January 31, 2007 (filed herewith).

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

(10)-q
Bausch & Lomb Incorporated Annual Incentive Compensation Plan, as amended and restated on July 25, 2006 (filed as Exhibit (10)-q to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

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

(10)-u
Stock Option Agreement Pursuant to the 2003 Long-Term Incentive Plan (filed as Exhibit (10)-z to the Company's Annual Report on Form 10-K for the year ended December 27, 2003, File No. 1-4105 and incorporated herein by reference).

(10)-v
Long-Term Equity Equivalent Accumulation Plan (filed as Exhibit (10)-v to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-w
Amendment No. 2 to the Amended and Restated Supplemental Retirement Income Plan III (filed as Exhibit (10)-w to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

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

(10)-y
Credit Agreement between, among others, Citibank International PLC, as facility agent, Bausch & Lomb B.V. and Bausch & Lomb Incorporated, dated November 29, 2005 (filed as Exhibit (10)-y to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-z
Letter Waiver (U.S. Credit Agreement), dated November 23, 2005 (filed as Exhibit (10)-z to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-aa
Letter Waiver (U.S. Credit Agreement), dated February 24, 2006 (filed as Exhibit (10)-aa to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-bb
Letter Waiver (B.V. Term Loan), dated February 24, 2006 (filed as Exhibit (10)-bb to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-cc
Letter Waiver (U.S. Credit Agreement), dated May 17, 2006 (filed as Exhibit (10)-cc to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-dd
Letter Waiver (B.V. Term Loan), dated May 17, 2006 (filed as Exhibit (10)-dd to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-ee
Letter Waiver (U.S. Credit Agreement), dated August 28, 2006 (filed as Exhibit (10)-ee to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-ff
Letter Waiver (B.V. Term Loan), dated August 30, 2006 (filed as Exhibit (10)-ff to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-gg
Agreement for the Sale and Purchase of the Entire Issued Capital of Sino Concept Technology Limited, by and between Sino Biopharmaceutical Limited and Bausch & Lomb Incorporated, dated July 2, 2005 (filed as Exhibit (10)-gg to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-hh
Summary of employment arrangement for Praveen Tyle, Senior Vice President and Chief Scientific Officer (filed as Exhibit (10)-hh to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-ii	Summary of terms for agreement to authorize Company contribution for certain participants in the 401(k) Excess Program under the non-qualified Executive Deferred Compensation Plan (filed herewith).

(10)-jj
Executive Deferred Compensation Plan for Post-2004 Deferrals, dated November 7, 2006 (filed as Exhibit (10)-jj to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-kk
Amendment to Executive Deferred Compensation Plan, dated November 7, 2006 (filed as Exhibit (10)-kk to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-ll
Letter Waiver (U.S. Credit Agreement), dated December 13, 2006 (filed as Exhibit (10)-ll to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-mm
Letter Waiver (B.V. Term Loan), dated December 13, 2006 (filed as Exhibit (10)-mm to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-nn
License Agreement between and among CIBA Vision AG and Bausch & Lomb Incorporated, dated July 1, 2004 (filed as Exhibit (10)-oo to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference). (Portions of this exhibit are omitted pursuant to a confidential treatment request and filed separately with the SEC.)

(10)-oo
Long Term Performance Unit Agreement Pursuant to the 2003 Long-Term Incentive Plan (filed as Exhibit (10)-pp to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-pp
Letter Waiver (U.S. Credit Agreement), dated January 26, 2007 (filed as Exhibit (10)-qq to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-qq
Letter Waiver (B.V. Term Loan), dated January 29, 2007 (filed as Exhibit (10)-rr to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-rr	Paul G. Howes Separation Letter, effective April 9, 2007 (filed herewith).

(10)-ss	John M. Loughlin Separation Letter, dated February 14, 2007 (filed herewith).

(10)-tt
Amendment No. 1 to Credit Agreement, effective April 11, 2007 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, filed April 13, 2007, File No. 1-4105 and incorporated herein by reference).

(10)-uu
Amendment to B.V. Term Loan Agreement, effective April 12, 2007 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, filed April 13, 2007, File No. 1-4105 and incorporated herein by reference).

(10)-vv	Form of Restricted Stock Award Agreement Pursuant to the 2003 Long-Term Incentive Plan (with additional change of control provisions) (filed herewith).

(10)-ww	Employment Agreement dated April xx, 2007 between Bausch & Lomb Incorporated and Ronald L. Zarrella, Chairman and Chief Executive Officer (filed herewith).

(12)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (filed herewith).

(21)	Subsidiaries (filed herewith).

(24)	Power of Attorney with respect to the signatures of directors in this Annual Report on Form 10-K (filed herewith).

(31)-a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31)-b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32)-a	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

(32)-b	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).