Form 10-Q
period 2006-04-01
BAUSCH & LOMB INC
filed 2007-05-30
CIK 10427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

The number of shares of Voting stock of the registrant outstanding as of April 28, 2007 was 54,377,800 consisting of 54,348,620 shares of Common stock and 29,180 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

Part I — Financial Information

Item 1. Financial Statements

The accompanying unaudited interim consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries have been prepared by the Company in accordance with the accounting policies stated in the Company's Form 10-K for the year ended December 31, 2005 (2005 Form 10-K) and should be read in conjunction with the Notes to Financial Statements appearing therein, and are based in part on approximations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America have been included in these unaudited interim consolidated financial statements.
The Company filed its 2005 Form 10-K on February 7, 2007. As more fully described in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of the Company’s 2005 Form 10-K, Bausch & Lomb restated its consolidated balance sheet, its consolidated statements of income, of changes in shareholders' equity and of cash flows as of December 25, 2004 and for the fiscal years 2003 and 2004. In addition, the Company restated selected financial data as of 2003, 2002 and 2001 and for fiscal years 2002 and 2001. See Item 8. Financial Statements and Supplementary Data under Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of the 2005 Form 10-K and beginning shareholders' equity for the impact of the restatement for periods prior to 2001. The impact of the restated financial results for the first and second quarterly periods of 2005 and the quarterly periods of 2004 are also presented in Item 8. Financial Statements and Supplementary Data under Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of the 2005 Form 10-K.
The restatement corrected for errors made in the application of generally accepted accounting principles (GAAP), including revenue recognition, accounting for reserves, accounting for foreign currency adjustments, accounting for income taxes including income taxes payable, tax reserves, deferred income tax assets and liabilities, related valuation allowances and income tax expense, and the accounting for the Company's Long-Term Deferred Compensation Plan. For a discussion of the significant restatement adjustments and the background leading to these adjustments, see Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement and Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of the 2005 Form 10-K.
The Company has not amended its Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for periods affected by the restatement adjustments, and accordingly the financial statements and related financial information contained in such reports should not be relied upon.
All amounts in this Quarterly Report on Form 10-Q affected by the restatement adjustments reflect such amounts as restated.
The Company filed its Annual Report on Form 10-K for fiscal 2006 (2006 Form 10-K) on April 25, 2007.

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Statements of Income

	(Unaudited) First Quarter Ended
Dollar Amounts in Millions - Except Per Share Data	April 1, 2006	(Restated) March 26, 2005
Net Sales	$546.0	$554.7

Costs and Expenses
Cost of products sold	239.2	232.8
Selling, administrative and general	230.6	227.5
Research and development	43.5	39.2
	513.3	499.5
Operating Income	32.7	55.2

Other (Income) Expense
Interest and investment income	(8.7)	(3.9)
Interest expense	16.2	11.3
Foreign currency, net	0.8	-
	8.3	7.4

Income before Income Taxes and Minority Interest	24.4	47.8
Provision for income taxes	12.0	13.3
Minority interest in subsidiaries	0.6	1.2
Net Income	$11.8	$33.3

Basic Earnings Per Share	$0.22	$0.63
Average Shares Outstanding - Basic (000s)	53,654	52,726

Diluted Earnings Per Share	$0.21	$0.60
Average Shares Outstanding - Diluted (000s)	56,052	55,220

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Balance Sheets

Dollar Amounts in Millions - Except Per Share Data	(Unaudited) April 1, 2006	December 31, 2005
Assets
Cash and cash equivalents	$637.5	$720.6
Trade receivables, less allowances of $16.6 and $16.2, respectively	454.7	491.7
Inventories, net	240.6	219.8
Other current assets	152.6	124.6
Deferred income taxes	69.4	71.2
Total Current Assets	1,554.8	1,627.9

Property, Plant and Equipment, net	612.3	604.4
Goodwill	802.6	799.0
Other Intangibles, net	276.2	273.8
Other Long-Term Assets	99.0	100.3
Deferred Income Taxes	11.0	11.0
Total Assets	$3,355.9	$3,416.4

Liabilities and Shareholders' Equity
Notes payable	$5.2	$0.2
Current portion of long-term debt	134.4	161.2
Accounts payable	84.8	88.1
Accrued compensation	114.1	126.0
Accrued liabilities	472.9	495.5
Federal, state and foreign income taxes payable	117.4	137.7
Deferred income taxes	2.2	1.5
Total Current Liabilities	931.0	1,010.2

Long-Term Debt, less current portion	830.2	831.2
Pension and Other Benefit Liabilities	137.0	137.9
Other Long-Term Liabilities	10.1	8.0
Deferred Income Taxes	121.0	120.7
Total Liabilities	2,029.3	2,108.0

Minority Interest	25.2	24.5

Commitments and Contingencies (Note 10)

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,439,172 shares issued (60,427,172 shares in 2005)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 253,255 shares issued (253,699 shares in 2005)	-	-
Capital in Excess of Par Value	98.4	102.4
Common and Class B Stock in Treasury, at cost, 6,732,293 shares (6,741,731 shares in 2005)	(356.0)	(356.3)
Retained Earnings	1,476.4	1,471.6
Accumulated Other Comprehensive Income	58.5	50.9
Other Shareholders' Equity	-	(8.8)
Total Shareholders' Equity	1,301.4	1,283.9
Total Liabilities and Shareholders' Equity	$3,355.9	$3,416.4

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Statements of Cash Flows

	(Unaudited) First Quarter Ended
Dollar Amounts in Millions	April 1, 2006	(Restated) March 26, 2005
Cash Flows from Operating Activities
Net Income	$11.8	$33.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	25.0	25.4
Amortization	7.6	6.6
Deferred income taxes	2.5	(6.3)
Stock-based compensation expense	3.0	4.4
Tax benefits associated with exercise of stock options	-	4.8
Loss on retirement of fixed assets	0.3	0.3
Changes in Assets and Liabilities
Trade receivables	39.3	10.2
Inventories	(20.1)	(13.8)
Other current assets	(27.8)	(14.9)
Other long-term assets, including equipment on operating lease	0.2	0.6
Accounts payable and accrued liabilities	(6.7)	(43.7)
Income taxes payable	(20.4)	5.4
Other long-term liabilities	1.3	0.8
Net Cash Provided by Operating Activities	16.0	13.1

Cash Flows from Investing Activities
Capital expenditures	(30.1)	(14.9)
Net cash paid for acquisition of businesses and other intangibles	(34.3)	(12.6)
Other	(0.5)	-
Net Cash Used in Investing Activities	(64.9)	(27.5)

Cash Flows from Financing Activities
Repurchase of Common and Class B shares	(1.2)	(23.3)
Exercise of stock options	-	24.4
Net repayments of notes payables	0.1	0.1
Repayment of long-term debt	(27.0)	(0.2)
Payment of dividends	(7.2)	(6.9)
Net Cash Used in Financing Activities	(35.3)	(5.9)

Effect of exchange rate changes on cash and cash equivalents	1.1	1.5

Net Change in Cash and Cash Equivalents	(83.2)	(18.8)

Cash and Cash Equivalents - Beginning of Period	720.6	501.8

Cash and Cash Equivalents - End of Period	$637.5	$483.0

Supplemental Cash Flow Disclosures
Cash paid for interest (net of portion capitalized)	$11.8	$13.1
Net cash payments for income taxes	$35.8	$13.2

Supplemental Schedule of Non-Cash Financing Activities
Dividends declared but not paid	$7.1	$7.0

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Notes to Financial Statements
Dollar Amounts in Millions - Except Per Share Data

1. Restatement

As more fully described in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of the Company’s 2005 Form 10-K, Bausch & Lomb restated its consolidated financial statements as of December 25, 2004 and for the fiscal years 2003 and 2004. In addition, the Company restated selected financial data as of 2003, 2002 and 2001 and for fiscal years 2002 and 2001. See Item 8. Financial Statements and Supplementary Data under Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of the Company's 2005 Form 10-K and beginning shareholders' equity for the impact of the restatement for periods prior to 2001, the impact of the restated financial results for the first and second quarterly periods of 2005 as well as for the quarterly periods of 2004.
The restatement corrected for errors made in the application of generally accepted accounting principles (GAAP), including revenue recognition, accounting for reserves, accounting for foreign currency adjustments, accounting for income taxes including income taxes payable, tax reserves, deferred income tax assets and liabilities, related valuation allowances and income tax expense, and the accounting for the Company's Long-Term Deferred Compensation Plan. For a discussion of the significant restatement adjustments and the background leading to these adjustments, see Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement and Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of the Company's 2005 Form 10-K.
The following table presents unaudited quarterly financial information for the first quarter of 2005, reflecting the impact of restatement.

	First Quarter Ended March 26, 2005
	As Previously Reported	Brazil Matters	Asia and Other Revenue Recognition Matters	Tax Matters	Deferred Compensation Plan	Other Items	Restated
Net Sales	$554.3	$-	$(0.4)	$-	$-	$0.8	$554.7
Costs and Expenses
Cost of products sold	232.0	-	0.6	-	-	0.2	232.8
Selling, administrative and general	222.6	0.7	0.1	-	2.9	1.2	227.5
Research and development	39.2	-	-	-	-	-	39.2
	493.8	0.7	0.7	-	2.9	1.4	499.5
Operating Income	60.5	(0.7)	(1.1)	-	(2.9)	(0.6)	55.2
Other (Income) Expense
Interest and investment income	(3.9)	-	-	-	-	-	(3.9)
Interest expense	10.9	0.3	-	-	-	0.1	11.3
Foreign currency, net	-	-	-	-	-	-	-
	7.0	0.3	-	-	-	0.1	7.4
Income before Income Taxes and Minority Interest	53.5	(1.0)	(1.1)	-	(2.9)	(0.7)	47.8
Provision for income taxes	17.7	(0.3)	(0.4)	(2.6)	(0.9)	(0.2)	13.3
Minority interest in subsidiaries	1.3	-	(0.1)	-	-	-	1.2
Net Income	$34.5	$(0.7)	$(0.6)	$2.6	$(2.0)	$(0.5)	$33.3
Basic Earnings Per Share	$0.65	$(0.01)	$(0.01)	$0.05	$(0.04)	$(0.01)	$0.63
Diluted Earnings Per Share	$0.63	$(0.01)	$(0.01)	$0.05	$(0.04)	$(0.01)	$0.60

The following table presents the major subtotals for the Company’s Statements of Cash Flows and the related impact of the restatement adjustments discussed above for the first quarter ended March 26, 2005.

	First Quarter Ended March 26, 2005
	As Previously Reported	Restated
Net Cash Provided by (Used In):
Operating activities	$13.2	$13.1
Investing activities	(27.5)	(27.5)
Financing activities	(6.0)	(5.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.5	1.5
Net Change in Cash and Cash Equivalents	(18.8)	(18.8)
Cash and Cash Equivalents, Beginning of Year	501.8	501.8
Cash and Cash Equivalents, End of Year	$483.0	$483.0

2. Comprehensive Income

Comprehensive income, net of tax, consists of the following:

	First Quarter Ended
	April 1, 2006	(Restated) March 26, 2005
Foreign currency translation adjustments	$6.0	$9.1
Realized (gains) losses from hedging activity	(0.5)	0.5
Market value adjustments for available-for-sale securities	2.1	-
Other comprehensive income	7.6	9.6
Net income	11.8	33.3
Total comprehensive income	$19.4	$42.9

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
In a given period there may be outstanding stock options considered anti-dilutive as the options' exercise price was greater than the average market price of Common shares during that period and, therefore, excluded from the calculation of diluted earnings per share. At April 1, 2006, anti-dilutive stock options to purchase 1.3 million shares of Common stock with exercise prices ranging from $69.13 to $83.55 were outstanding. Anti-dilutive stock options to purchase approximately 1.0 million shares of Common stock with exercise prices ranging from $71.18 to $74.34 were outstanding at March 26, 2005.
In December 2004, the Company completed its offer to exchange up to $160.0 variable-rate Convertible Senior Notes (Old Notes) due in 2023 for an equal amount of its 2004 Senior Convertible Securities due 2023 (New Securities). The terms of the New Securities are consistent with those of the Old Notes except that settlement upon conversion of the New Securities will be paid in cash up to the principal amount of the converted New Securities with any excess of the conversion value settled in shares of the Company's stock. An amount equal to $155.9 of the Old Notes, or 97.4 percent of the outstanding issue, was tendered in exchange for an equal amount of the New Securities. The conversion right was triggered on June 17, 2005, and the Old Notes and New Securities were convertible at the option of the holder beginning July 1, 2005. See the 2006 Form 10-K for further discussion.

The impact to net income from the Old Notes on the diluted EPS calculation was an adjustment of less than $0.1 for the first quarters of 2006 and 2005, representing the interest and amortization expense attributed to the remaining Old Notes. The effects of the Old Notes and the New Securities on dilutive shares for the first quarters of 2006 and 2005 are reflected in the table below.
The following table summarizes the amounts used to calculate basic and diluted EPS:

	First Quarter Ended
(Dollar Amounts in Millions, Share Data in Thousands)	April 1, 2006	(Restated) March 26, 2005
Net Income	$11.8	$33.3

Weighted Average Basic Shares Outstanding	53,654	52,726
Effect of Dilutive Shares	2,062	2,112
Effect of Convertible Senior Notes Shares	67	67
Effect of 2004 Senior Convertible Securities Shares	269	315

Weighted Average Diluted Shares Outstanding	56,052	55,220

Basic Earnings Per Share	$0.22	$0.63

Diluted Earnings Per Share	$0.21	$0.60

4. Employee Stock Plans

In December 2004, the Financial Accounting Standards Board (FASB) issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which establishes the accounting for stock-based awards exchanged for employee services. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value of the award. Accordingly, stock-based compensation cost is based on the fair value of the award measured on the grant date, and is recognized as expense over the employee requisite service period. The Company previously applied the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations as allowed under SFAS No. 123. Under the intrinsic value method, no share-based compensation cost related to stock options had been recognized in the Company’s Statements of Income, as the exercise price was equal to the market value of the Company’s Common stock on the grant date. As a result, the recognition of share-based compensation cost was generally limited to the expense attributed to restricted stock awards, performance awards and stock option modifications. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25.
As permitted by SFAS No. 123(R), the Company elected to apply the modified prospective transition method upon adoption in which compensation cost is recognized beginning on January 1, 2006, for all share-based payments granted after January 1, 2006 and for all awards previously granted that remained unvested on that date. Compensation cost related to the unvested portion of previously granted awards is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost for awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company estimates the grant-date fair value using the Black-Scholes option pricing model. Prior to January 1, 2006, the Black-Scholes option pricing model was also used in estimating the grant-date fair values in developing the Company’s pro forma disclosure information required under SFAS No. 123. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based payment awards that will ultimately vest. The Company’s estimates are based on historical forfeiture data. The estimated forfeiture rate will be adjusted if actual forfeitures differ from its original estimates. The effect of any change in estimated forfeitures would be recognized as an adjustment to compensation cost recognized in the period of the change in estimate. In accordance with the modified prospective transition method, the Company’s Statements of Income for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Staff Accounting Bulletin No. 107, Share-Based Payment, was taken into consideration with the implementation of SFAS No. 123(R).

On December 22, 2005, the Company announced that certain prior-period financial statements of the Company were required to be restated and could not be relied upon. As a result, the Company determined that certain registration statements relating to the Company’s long-term incentive plans, or prospectuses related to such plans, are no longer current and will not be considered current until the Company is current with its SEC periodic filings. Accordingly, as permitted by the plans, the Company imposed certain restrictions on issuing share-based compensation awards and the exercise of previously issued stock awards, except for transactions which could be exempted under Federal Securities law, until such registration statements are current. During the first quarter of 2006, the Company granted a total of 7,000 stock options to new hires.
Share-based compensation cost recognized under SFAS No. 123(R) for the first quarter ended April 1, 2006 was $3.0 and included $3.5 of expense associated with stock options and $0.7 of expense related to time-based restricted stock awards offset by $1.2 of mark-to-market adjustments associated with the Company's Restricted Stock Deferred Compensation Plan. In May 2006, the Company amended this Plan requiring all future distributions of participant deferrals of stock awards be settled only in shares of Company stock, eliminating the sole option of the Company to settle in cash, and thereby eliminating the requirement under GAAP to recognize subsequent changes in the fair value of Company stock. Of the $3.5 of stock option expense, $2.7, $0.6 and $0.2 was recorded in selling, administrative and general expenses, research and development and cost of products sold, respectively. Expense associated with time-based restricted stock and the mark-to-market adjustments was recorded in selling, administrative and general expenses. There was no compensation cost capitalized to assets during the first quarter of 2006. Compensation cost was included in operating activities on the Statement of Cash Flows for the first quarter ended April 1, 2006.
The compensation cost associated with stock options for the first quarter of 2006 was mainly comprised of compensation cost related to the unvested portion of previously granted awards as of January 1, 2006 since the Company delayed its annual grant due to the aforementioned restrictions imposed on share-based compensation awards. Previously, as permitted under SFAS No. 123, the Company calculated compensation cost for the purpose of pro forma disclosure using a graded-vesting attribution method. Under that method, compensation cost is recognized over the requisite service period for each separately vesting tranche of the award. The Company continues to apply the graded-vesting method in recognizing compensation cost associated with outstanding unvested awards as of January 1, 2006. As permitted by SFAS No. 123(R), the Company has elected to recognize compensation cost evenly over the vesting period using the straight-line attribution method for awards granted subsequent to January 1, 2006.
In November 2005, the FASB issued FASB Staff Position (FSP) No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This FSP provides an elective alternative transition method related to accounting for the tax effects of share-based payments to employees which is different from the transition method prescribed by SFAS No. 123(R). The alternative method includes simplified methods to establish the beginning balance of additional paid-in capital related to the tax effects of employee share-based compensation (the APIC pool), and to determine the subsequent impact on the APIC pool and the Company’s Statements of Cash Flows of the tax effects of employee share-based compensation awards that were outstanding upon adoption of SFAS No. 123(R). The Company has elected to adopt the alternative transition method provided in this FSP for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R).
The Company applies a tax law ordering approach in determining its intraperiod allocation of tax expense or benefit attributable to share-based compensation deductions. The Company incurred a U.S. net operating loss for 2006, and therefore, no U.S. tax expense or benefit related to U.S. share-based compensation deductions was allocated to additional paid-in capital for the first quarter of 2006. The share-based compensation deductions related to foreign affiliates for this period, and the related allocation of tax benefits to additional paid-in capital, were immaterial.
Share-based compensation expense reduced the Company’s results of operations for the first quarter of 2006 as follows:

Amounts in millions, except per share data	For the First Quarter Ended April 1, 2006
Operating income	$3.0
Net income	3.0
Earnings per share: Basic	0.06
Earnings per share: Diluted	$0.05

The effect on net income and earnings per share for the first quarter of 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure was as follows:

Amounts in millions, except per share data	For the First Quarter Ended March 26, 2005
Net income, as reported	$33.3
Add: Share-based compensation expense included in reported net income, net of tax [1,2]	2.7
Deduct: Total share-based compensation expense determined under the fair value based method for all awards, net of tax [1,2]	(6.1)
Pro forma net income	$29.9
Earnings per share - Basic:
As reported	$0.63
Pro forma	$0.57
Earnings per share - Diluted:
As reported	$0.60
Pro forma	$0.54

[1]	Amounts reflect mark-to-market adjustments associated with the Company's Restricted Stock Deferred Compensation Plan.
[2]	Net of tax amounts were calculated using the combined U.S. Federal and State statutory rate of 38.3 percent.

2003 Long-Term Incentive Plan

The 2003 Long-Term Incentive Plan (the 2003 Plan) was approved by the shareholders of the Company on April 29, 2003 and will terminate on April 29, 2013. Under this plan, a total of 6,000,000 shares were authorized for issuance, of which no more than 1,800,000 shares may be issued pursuant to awards other than options and stock appreciation rights. Any employee or non-employee director is eligible to participate under the plan. Any shares issued may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares purchased in the open market or otherwise. The Company typically utilizes proceeds from stock option exercises to repurchase shares (pursuant to its authorized purchase programs) to partially offset the dilutive impact of stock option exercise activity. Stock options, stock appreciation rights, restricted stock, performance awards and other stock unit awards may be granted under such plan. As of April 1, 2006, the Company had issued stock options, restricted stock, restricted stock units and performance-based stock units under the plan.
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

The following table summarizes information concerning stock options outstanding including related activity under the Company’s plans for the first quarter ended April 1, 2006:

	Number of Options (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value [1] ($000s)
Outstanding as of December 31, 2005	5,824	$49.96
Granted	7	70.03
Exercised	-	-
Forfeited and canceled	(36)	66.06
Outstanding at April 1, 2006	5,795	49.89	6.0	$114.4
Options exercisable at April 1, 2006	4,783	$46.56	5.7	$108.7

[1]
Calculated using in-the-money stock options multiplied by the difference between the Company’s average of the high and low stock price on March 31, 2006 and the option exercise price. The total number of in-the-money options exercisable on April 1, 2006 was approximately 4.1 million.

Other information pertaining to stock options for the first quarters of 2006 and 2005 is as follows:

	For the First Quarter Ended April 1, 2006	For the First Quarter Ended March 26, 2005
Weighted average grant-date fair value of stock options granted	$22.22	$24.57
Total fair value of options vested ($000s)	$17.5	$17.4
Total intrinsic value of options exercised ($000s)	NM	$15.7

Proceeds received from the exercise of 450 stock options were less than $0.1 for the first quarter ended April 1, 2006 and immaterial to the Statement of Cash Flows.

The following weighted average assumptions were used for the first quarters of 2006 and 2005:

	For the First Quarter Ended April 1, 2006	For the First Quarter Ended March 26, 2005
Expected life	5	5
Expected volatility	28.85%	35.15%
Risk-free interest rate	4.70%	4.34%
Expected dividend yield	0.74%	1.14%

A summary of the status of the Company’s nonvested stock options as of April 1, 2006 and changes during the first quarter ended April 1, 2006, is presented below:

Nonvested Options	Number of Options (000s)	Weighted Average Grant-Date Fair Value
Nonvested options at December 31, 2005	2,024	$19.84
Granted	7	22.22
Vested	(1,007)	17.38
Forfeited and canceled	(28)	21.72
Nonvested options at April 1, 2006	996	$22.30

Total unrecognized compensation cost related to unvested stock options granted under the Company’s plans as of April 1, 2006 was $8.5 and is expected to be recognized over a weighted-average period of 1.1 years.

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

Nonvested Restricted Shares	Numbers of Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2005	288	$52.37
Granted	12	67.87
Vested	(1)	33.59
Forfeited and canceled	(1)	83.55
Nonvested restricted shares at April 1, 2006	298	$52.94

	April 1, 2006	March 26, 2005
Weighted average grant-date fair value of restricted stock awards granted	$67.87	$71.67
Total fair value of restricted stock awards vested ($000s)	$0.1	$3.8

As a result of the previously discussed restrictions on the Company's ability to issue share-based compensation awards, restricted stock awards were granted only to new hires and a limited number of key employees which were exempt under Federal Securities law. Compensation cost related to restricted stock awards in the first quarter of 2006 was $0.7 offset by $1.2 of mark-to-market adjustments associated with the Company's Long-Term Deferred Compensation Plan. Compensation cost related to restricted stock awards in the first quarter of 2005 was $4.4. Unrecognized compensation cost at April 1, 2006 was $8.8 and is expected to be recognized over a weighted-average period of 2.3 years.

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

5. Provision for Income Taxes

	April 1, 2006	(Restated) March 26, 2005
Income before taxes and minority interest	$24.4	$47.8
Provision for income taxes	$12.0	$13.3
Effective tax rate	49.2%	27.8%

For the first quarter of 2006, the Company recorded a provision of $12.0 on pre-tax income of $24.4, representing an effective rate of 49.2 percent. The difference between the effective tax rate and the U.S. Federal statutory rate of 35.0 percent is primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.
For the first quarter of 2005, the Company recorded a provision of $13.3 on pre-tax income of $47.8, representing an effective rate of 27.8 percent. The difference between the effective tax rate and the U.S. Federal statutory rate of 35.0 percent is primarily attributable to the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.

6. Business Segment Information

The Company is organized on a regionally based management structure for commercial operations. The research and development and product supply functions of the Company are managed on a global basis. The Company's engineering function is part of the product supply function. The Company's segments are the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research & Development organization and the Global Operations & Engineering organization.
Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Charges related to certain significant events, although related to specific segments, are also excluded from management basis results. There were no such charges during the quarters ended April 1, 2006 or March 26, 2005. The accounting policies used to generate segment results are the same as the Company's overall accounting policies. Inter-segment sales were $160.8 and $164.3 for the quarters ended April 1, 2006 and March 26, 2005, respectively. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the tables below.
   The following tables present net sales and operating income by business segment and present total company operating income for the quarters ended April 1, 2006 and March 26, 2005:
	First Quarter Ended
	April 1, 2006		(Restated) March 26, 2005
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$247.5	$80.9	$236.2	$79.1
Europe	186.3	33.4	216.5	65.1
Asia	112.2	20.1	102.0	21.7
Research & Development	-	(48.4)	-	(45.6)
Global Operations & Engineering	-	(34.0)	-	(38.2)
	546.0	52.0	554.7	82.1
Corporate administration	-	(19.3)	-	(26.9)
	$546.0	$32.7	$554.7	$55.2

Net sales in markets outside the U.S. totaled $324.8 in the first quarter ended April 1, 2006 and $341.6 in the same 2005 period. Net U.S. sales totaled $221.2 in the first quarter ended April 1, 2006, compared with $213.1 for the same prior-year period. The Company's operations in France and Germany each generated more than 10 percent of product net sales in the first quarter of 2005 totaling $59.3 and $57.6, respectively. No other non-U.S. country, or single customer, generated more than 10 percent of total product net sales during the first quarter of 2006 or 2005.

7. Acquired Intangible Assets

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

The components of intangible assets as of April 1, 2006 and December 31, 2005 are as follows:

	April 1, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$118.0	$46.7	$117.7	$44.3
Technology and patents	96.1	75.7	96.1	74.5
Developed technology	78.0	21.7	77.6	20.7
Distributor relationships	58.3	1.8	57.9	0.9
Intellectual property	39.1	11.5	38.2	10.6
License agreements	44.2	19.1	36.2	18.4
Physician information & customer database	21.9	4.2	21.8	3.9
Non-compete agreements	1.8	0.5	1.8	0.2
	$457.4	$181.2	$447.3	$173.5

8. Other Short- and Long-Term Investments

An investment in the common stock of pSivida Limited was classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of April 1, 2006, the investment was valued at $3.5 and a resulting unrealized holding gain of $3.5 was recorded. The investment is included in other current assets on the Balance Sheets. The unrealized holding gain, net of $1.4 of tax effects, was reported in accumulated other comprehensive income on the Balance Sheets. See Note 2 — Comprehensive Income for adjustments to the market value of the investment during the quarter ended April 1, 2006.

9. Employee Benefits

The Company's benefit plans, which in the aggregate cover substantially all U.S. employees and employees in certain other countries, consist of defined benefit pension plans, a participatory defined benefit postretirement plan and defined contribution plans. The following table provides the components of net periodic benefit cost for the Company’s defined benefit pension plans and postretirement benefit plan for the quarters ended April 1, 2006 and March 26, 2005:

	Pension Benefit Plans		Postretirement Benefit Plans
	April 1, 2006	(Restated) March 26, 2005	April 1, 2006	(Restated) March 26, 2005
Service cost	$2.2	$2.1	$0.3	$0.4
Interest cost	5.0	5.1	1.4	1.3
Expected return on plan assets	(5.6)	(5.6)	(0.8)	(0.8)
Amortization of prior-service cost	-	-	-	(0.1)
Amortization of net loss	2.0	2.2	0.5	0.2
Special termination benefits	0.2	0.1	-	-

Net periodic benefit cost	$3.8	$3.9	$1.4	$1.0

Defined Contribution Plans The costs associated with the Company’s defined contribution plans totaled $9.7 and $10.1 for the quarters ended April 1, 2006 and March 26, 2005, respectively.

10. Commitments and Contingencies

Subsidiary Debt Guarantees The Company guarantees in writing for its subsidiaries certain indebtedness used for working capital and other obligations. Those written guarantees totaled approximately $453.3 and $482.2 at April 1, 2006 and December 31, 2005, respectively. The 2006 and 2005 written guarantees are principally attributed to the Company’s agreement to guarantee a July 2005 bank term loan facility on behalf of its Japanese subsidiary and a December 2005 bank term loan facility on behalf of its Dutch subsidiary. Also, during December 2005, the Company agreed to guarantee a $26.8 bank line of credit on behalf of its Hong Kong subsidiary to partially fund the acquisition of an additional 15 percent interest in Freda, which was repaid by the Hong Kong subsidiary in January 2006. Outstanding balances under the guaranteed debt facilities were $424.4 and $449.9 at April 1, 2006 and December 31, 2005, respectively. From time to time, the Company may also make verbal assurances with respect to indebtedness of its subsidiaries under certain lines of credit or other credit facilities, also used for working capital.

Letters of Credit The Company had outstanding standby letters of credit totaling approximately $22.2 at April 1, 2006 and December 31, 2005, respectively, to ensure payment of possible workers' compensation, product liability and other insurance claims. At April 1, 2006 and December 31, 2005, the Company had recorded liabilities of approximately $11.4 and $9.9, respectively, related to workers' compensation, product liability and other insurance claims.

Guarantees The Company guarantees a lease obligation of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amounts guaranteed at April 1, 2006 and December 31, 2005 were approximately $7.8 and $8.2, respectively. In the event of default, the guarantee would require payment from the Company. Sublease rights as specified under the agreement would reduce the Company's exposure. The Company believes the likelihood is remote that material payments will be required in connection with this guarantee and, therefore, has not recorded any liabilities under this guarantee.

Tax Indemnifications In connection with divestitures, the Company has agreed to indemnify certain tax obligations arising out of tax audits or administrative or court proceedings relating to tax returns for any periods ending on or prior to the closing date of the respective divestiture. The Company believes that any claim would not have a material impact on the Company's financial position. The Company has not recorded any liabilities associated with these obligations.

Environmental Indemnifications The Company has certain obligations for environmental remediation and Superfund matters related to current and former Company sites. There have been no material changes to estimated future remediation costs as reflected in the 2006 Form 10-K and the 2005 Form 10-K. The Company does not believe that its financial position, results of operations, or cash flows are likely to be materially affected by environmental liabilities.

Other Commitments and Contingencies The Company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business. Pending material litigation matters are discussed further in Note 14 — Other Matters. In addition to pending litigation matters, the Company may from time to time learn of alleged non-compliance with laws or regulations or other improprieties through compliance hotlines, communications by employees, former employees or other third parties, as a result of its internal audit procedures, or otherwise.
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
During March 2007, the Company received formal notification of amnesty by the state Government of Sao Paolo as it relates to a Brazilian tax assessment recorded in periods prior to 2006. The reversal of penalties and interest of $19.3 and $2.5, respectively, has been reflected in the Company's first quarter 2007 results.
The Company’s policy is to comply with applicable laws and regulations in each jurisdiction in which it operates and, if the Company becomes aware of a potential or alleged violation, to conduct an appropriate investigation, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. There can be no assurance that any pending or future investigation or resulting remedial action will not have a material adverse financial, operational or other effect on the Company. The Company cannot at this time estimate with any certainty the impact of any pending litigation matters, allegations of non-compliance with laws or regulations or allegations of other improprieties on its financial position (see Note 14 — Other Matters for further discussion).

Product Warranties The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability for the year ended December 31, 2005 and for the first quarter ended April 1, 2006 were as follows:

Balance at December 25, 2004	$7.8
Accruals for warranties issued	6.9
Changes in accruals related to pre-existing warranties	(2.1)
Settlements made	(6.7)
Balance at December 31, 2005 [1]	$5.9
Accruals for warranties issued	1.6
Settlements made	(1.9)
Balance at April 1, 2006 [1]	$5.6

[1]	Warranty reserve changes and balances do not include amounts in connection with the MoistureLoc recall.

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. Changes in the Company's deferred service revenue during the year ended December 31, 2005 and for the first quarter ended April 1, 2006 were as follows:

Balance at December 25, 2004	$7.7
Accruals for service contracts	11.8
Revenue recognized	(12.6)
Balance at December 31, 2005	$6.9
Accruals for service contracts	3.5
Changes in accruals related to pre-existing service contracts	(0.1)
Revenue recognized	(3.2)
Balance at April 1, 2006	$7.1

11. Supplemental Balance Sheet Information

	April 1, 2006	December 31, 2005
Inventories, net
Raw materials and supplies	$57.2	$51.4
Work in process	22.9	19.5
Finished products	160.5	148.9
	$240.6	$219.8

	April 1, 2006	December 31, 2005
Property, Plant and Equipment, net
Land	$20.2	$20.0
Buildings	351.9	344.8
Machinery and equipment	1,019.7	998.2
Leasehold improvements	25.8	25.5
Equipment on operating lease	13.9	14.4
	1,431.5	1,402.9
Less accumulated depreciation	(819.2)	(798.5)
	$612.3	$604.4

12. New Accounting Guidance

In December 2004, the FASB issued SFAS No. 123R which replaced FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to recognize compensation cost relating to share-based payment transactions, including grants of employee stock options, in the financial statements based on the grant date fair value. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123(R) is effective for fiscal periods beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretations of SFAS No. 123(R) and the valuation of share-based payments for public companies. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006 applying the modified prospective transition method upon adoption. See Note 4 — Employee Stock Plans for additional information.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 was effective for the Company's fiscal year beginning January 1, 2006. The adoption of this statement did not have any impact on the Company’s consolidated financial condition or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption of FIN 48, the Company recorded $18.2 as a cumulative effect adjustment reducing shareholders' equity, largely related to state income tax matters and partially offset by federal matters considered to be effectively settled.
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

13. Acquisitions

In the 2006 Form 10-K and the 2005 Form 10-K, we disclosed the Company’s acquisition of a 70-percent controlling interest in the Shandong Chia Tai Freda Pharmaceutical Group (Freda) in the fourth quarter of 2005, including the timing of payments for the acquisition. The Freda acquisition was partially financed with a $26.8 non-U.S. line of credit borrowing, which was repaid in January 2006. During the quarter ended April 1, 2006, the Company made payments of $30.4 relative to the Freda acquisition, which included an additional cash payment of $26.6 and acquisition costs of $3.8. The Company has not acquired any businesses during the first quarter of 2006.

14. Other Matters

Legal Matters The Company is involved as a party in a number of material matters in litigation, including litigation relating to the proposed merger with affiliates of Warburg Pincus LLC (Warburg Pincus), general litigation related to the February 2007 restatement of the Company's financial information and the previously announced MoistureLoc withdrawal, material intellectual property litigation, and material tax litigation. The Company intends to vigorously defend itself in all of these matters. At this time, the Company is unable to predict the outcome of, and cannot reasonably estimate the impact of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations, and matters concerning other allegations of other improprieties. The Company has not made any financial provision for potential liability in connection with these matters, except as described below under Product Liability Lawsuits.

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

Litigation Related to Merger The Company and its directors have been named as defendants in three purported class actions filed since May 16, 2007 on behalf of the public shareholders of the Company challenging the proposed transaction pursuant to which affiliates of Warburg Pincus will acquire all of the outstanding shares of the Company’s common stock for $65.00 per share in cash. These actions are entitled: First Derivative Traders LP v. Zarrella, et al., Case No. 07-6384 (May 21, 2007), filed in the Supreme Court of the State of New York in and for Monroe County; Gottlieb v. Bausch & Lomb, Inc., et al., Case No. 07-6506 (May 22, 2007), filed in the Supreme Court of the State of New York in and for Monroe County; and Brower v. Bausch & Lomb, Inc., Case No. 650151/07 (May 17, 2007), filed in the Supreme Court of the State of New York in and for New York County. The complaints in these actions contain substantially similar allegations and seek substantially similar relief. Among other things, plaintiffs allege that the director defendants have breached their fiduciary duties to the Company's shareholders in pursuing the proposed transaction, including by accepting an unfair and inadequate acquisition price and failing to take appropriate steps to maximize shareholder value in connection with the sale of the Company. The Gottlieb and Brower complaints also assert a claim against Warburg Pincus for aiding and abetting the directors' breach of fiduciary duties. Plaintiffs seek, among other things, preliminary and permanent injunctive relief against the proposed transaction and unspecified damages.

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
On May 16, 2007, plaintiffs filed a First Amended Verified Shareholder Derivative and Class Action Complaint (First Amended Complaint) against the current members of the Board of Directors, certain current and former officers, certain former board members, as well as Warburg Pincus, and naming the Company as nominal defendant. In addition to realleging the prior derivative claims, the First Amended Complaint sets forth direct claims on behalf of a putative class of the Company's shareholders against the current director defendants alleging that the directors have breached their fiduciary duties to shareholders in connection with entering into the merger agreement with Warburg Pincus pursuant to which affiliates of Warburg Pincus will acquire all of the outstanding shares of our Common stock for $65.00 in cash as announced on May 16, 2007, and a claim against Warburg Pincus for aiding and abetting such breach. With respect to the derivative claims, plaintiffs (i) purport to allege damage to the Company as a result of, among other things, a decrease in the Company's market capitalization, exposure to liability in securities fraud actions, and the costs of internal investigations and financial restatements, and (ii) seek unspecified damages as well as certain declaratory and injunctive relief, including for misappropriation of inside information for personal benefit by certain of the individual defendants. With respect to the direct class claims, plaintiffs (i) purport to allege damage to shareholders as a result of, among other things, the Company having entered into a proposed transaction that is unfair to shareholders, including because the per share price offered is allegedly inadequate and consummation of the proposed transaction risks extinguishing their derivative claims, and (ii) seek injunctive relief against the proposed transaction. Pursuant to a stipulated schedule ordered by the Court, defendants have 60 days to answer or otherwise respond to the First Amended Complaint.
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

Pursuant to a stipulated schedule ordered by the Court, plaintiff in the state court Pinchuck action served an amended complaint on September 15, 2006 and defendants served a motion to dismiss the amended complaint on November 15, 2006. On March 30, 2007, the Court granted the Company's motion to dismiss the Pinchuck action. On April 25, 2007, plaintiff submitted a demand letter dated April 24, 2007, demanding that the Board bring claims on behalf of the Company against all current Board members based on allegations that the Board members breached their fiduciary duties to the Company with respect to the handling of the recall of ReNu with MoistureLoc. The Board of Directors is reviewing the demand letter and will respond in due course. Pursuant to a stipulated schedule ordered by the Court in the federal Little action, plaintiff in that case will have until 60 days after a ruling on a motion to dismiss in the consolidated securities action is entered or, if no such motion is filed, 60 days after defendants' answer to a consolidated amended complaint in the consolidated securities action is filed, to file an amended complaint.

Product Liability Lawsuits As of May 25, 2007, the Company has been served or is aware that it has been named as a defendant in approximately 419 product liability lawsuits pending in various federal and state courts as well as certain other non-U.S. jurisdictions. Of the 419 cases, 180 actions have been filed in U.S. federal courts, 236 cases have been filed in various U.S. state courts and three actions have been filed in non-U.S. jurisdictions. These also include 394 individual actions filed on behalf of individuals who claim they suffered personal injury as a result of using a ReNu solution and 25 putative class actions alleging personal injury as a result of using a ReNu solution and/or violations of one or more state consumer protection statutes. In the personal injury actions, plaintiffs allege liability based on, among other things, negligence, strict product liability, failure to warn and breach of warranty. In the consumer protection actions, plaintiffs seek economic damages, claiming that they were misled to purchase products that were not as safe as advertised. Several lawsuits contain a combination of these allegations. On August 14, 2006, the Judicial Panel on Multidistrict Litigation (JPML) created a coordinated proceeding and transferred an initial set of MoistureLoc product liability lawsuits to the U.S. District Court for the District of South Carolina. The Company has advised the JPML of all federal cases available for transfer and has urged the issuance of conditional transfer orders. As of May 25, 2007, 162 of the 180 federal cases noted above have been transferred to the JPML.
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

Material Tax Litigation As disclosed in Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes of the 2005 and 2006 Form 10-K, on May 12, 2006, the Company received a Notice of Final Partnership Administrative Adjustment from the Internal Revenue Service relating to partnership tax periods ended June 4, 1999 and December 25, 1999, for Wilmington Partners L.P. (Wilmington), a partnership formed in 1993 in which the majority of partnership interests are held by certain of the Company's subsidiaries. The Final Partnership Administrative Adjustment (FPAA) proposes adjustments increasing the ordinary income reported by Wilmington for its December 25, 1999 tax year by a total of $10.0, and increasing a long-term capital gain reported by Wilmington for that tax year by $189.9. The FPAA also proposes a $550.0 negative adjustment to Wilmington's basis in a financial asset contributed to it by one of its partners in 1993; this adjustment would also affect the basis of that partner — one of the Company's subsidiaries — in its partnership interest in Wilmington. The asserted adjustments could, if sustained in full, increase the tax liabilities of the partnership's partners for the associated tax periods by more than $200.0, plus penalties and interest. The Company has not made any financial provision for the asserted additional taxes, penalties or interest as the Company believes the asserted adjustments are not probable and estimable.
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

General Litigation Statement From time to time, the Company is engaged in, or is the subject of, various lawsuits, claims, investigations and proceedings, including product liability, patent, trademark, commercial and other matters, in the ordinary course of business. See Part II Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.
In addition to pending litigation matters, the Company may from time to time learn of alleged non-compliance with laws or regulations or other improprieties through compliance hotlines, communications by employees, former employees or other third parties, as a result of its internal audit procedures, or otherwise. In response to such allegations, the Company’s Audit Committee conducted certain investigations during 2005 and 2006, which led, among other things, to the restatement of previously reported financial information and the recording of current charges. The restatement, in turn, resulted in the Company’s being unable to file timely certain periodic financial information and the Company’s obtaining certain waivers from creditors.
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

15. Market Withdrawal of MoistureLoc Lens Care Solution

On May 15, 2006, the Company announced a voluntary recall of its MoistureLoc lens care solution. The decision was made following an investigation into an increase in fungal infections among contact lens wearers in the United States and certain Asian markets. The Company’s decision to recall the product represented a subsequent event occurring prior to filing its 2005 Form 10-K, but related to product manufactured and sold in 2005. In accordance with GAAP, the Company recorded certain items associated with the recall in its 2005 financial results. The adjustments were recorded as 2005 third-quarter events, because that was the earliest reporting period for which the Company had not filed quarterly financial results on Form 10-Q. The Company incurred additional charges, primarily in Europe, associated with the MoistureLoc recall for product manufactured and sold in 2006. These charges reduced first quarter 2006 earnings before income taxes by $26.7 and net income by $19.6 or $0.35 per share (based on local statutory rates), of which approximately $19.1 is associated with sales returns and other reductions to reported net sales. The voluntary recall has been further described in the Company’s 2005 Form 10-K and the 2006 Form 10-K.

16. Subsequent Event

On May 16, 2007, the Company entered into a definitive merger agreement with affiliates of Warburg Pincus in a transaction valued at approximately $4.5 billion, including approximately $830 of debt. Under the terms of the agreement, Warburg Pincus will acquire all the outstanding shares of the Company's Common stock for $65.00 per share. The transaction is subject to customary closing conditions, including the approval of the Company's shareholders and regulatory approvals. Closing is not subject to any financing condition. A Special Committee of the Company's Board of Directors may solicit superior proposals from third parties through July 5, 2007. If a superior proposal leads to the execution of a definitive agreement, the Company would be obligated to pay a $40 break-up fee to Warburg Pincus.

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
This management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the accompanying financial statements of Bausch & Lomb Incorporated (Bausch & Lomb, we, or the Company). All dollar amounts in this MD&A, except for per share data, are expressed in millions unless specified otherwise, and earnings per share are presented on a diluted basis.

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
Financial information for the quarter ended March 25, 2005 contained in this MD&A reflects the restatement adjustments described in the Company’s consolidated financial statements included in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement and Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of Bausch & Lomb’s 2005 Form 10-K and described in the Recent Developments section below.
As more fully described in the Recent Developments section and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 15 — Market Withdrawal of MoistureLoc Lens Care Solution, in May 2006 we instituted a worldwide recall of ReNu with MoistureLoc contact lens care solution (MoistureLoc). Charges associated with this recall were recorded in the third quarter of 2005 and in the first quarter of 2006. In the discussion of operating performance which follows, we have quantified the charges, and in some cases have provided certain information about growth rates and operating ratios prior to the recording of the charges. We believe this additional disclosure is useful and relevant because it provides a basis for understanding underlying business performance independent of this unusual situation.
Additionally, during the third quarter of 2005 we sold our Woehlk contact lens business in Germany, and in the fourth quarter of 2005 we completed the acquisition of Bausch & Lomb Freda (Freda), a Chinese ophthalmic pharmaceutical company. These events impacted the reported growth rates for our regions and product categories. In certain instances in the discussion of operating performance which follows, we have disclosed growth rates for the total company, Europe and Asia regions, as well as the contact lens and pharmaceuticals product categories, which are calculated by removing incremental sales associated with Freda from the 2006 first quarter and sales associated with Woehlk from the 2005 first quarter. We believe this additional disclosure is useful and relevant because it provides a basis for understanding and assessing underlying performance of those portions of our business which were fully in place for all periods.

Recent Developments

Restatement of Financial Information As previously disclosed in our Notification of Late Filings on Form 12b-25 with the Securities and Exchange Commission (SEC) on March 17, 2006, May 11, 2006, August 8, 2006, November 9, 2006, March 1, 2007 and May 10, 2007, we were unable to file our required 2005, 2006 and our first quarterly period of 2007 financial reports with the SEC on a timely basis due to ongoing independent investigations conducted by the Audit Committee of our Board of Directors; expanded 2005 year-end procedures that were not complete; expanded procedures with respect to the accounting for income taxes that were not complete; and continued efforts to complete our assessment of our internal control over financial reporting. Our review and evaluation of internal control over financial reporting concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 or December 30, 2006. For additional information regarding our assessment of internal controls for 2006, see Item 9A. Controls and Procedures of our 2006 Form 10-K and Item 4. Controls and Procedures of this quarterly report.
As a result of the Audit Committee’s investigations and the expanded 2005 year-end procedures and expanded procedures with respect to the accounting for income taxes, we identified errors made in the application of generally accepted accounting principles (GAAP) that impacted previously reported financial statements. Consequently, management determined that our previously issued consolidated financial statements for fiscal years 2003 and 2004 and our financial information for the years ended 2001 and 2002 (including a cumulative increase to 2001 beginning retained earnings of $34) and the first and second quarters of 2005 should be restated to correct for such errors and departures from GAAP. The restated financial statements contained in this Quarterly Report on Form 10-Q contain a number of adjustments associated with revenue recognition; accounting for reserves; accounting for foreign currency adjustments; accounting for income taxes, including income taxes payable, tax reserves, deferred income tax assets and liabilities, related valuation allowances and income tax expense; and the accounting for our Long-Term Deferred Compensation Plan. For further details regarding the Audit Committee investigations and restatement of financial results, see Note 1 — Restatement.

Market Withdrawal of MoistureLoc On May 15, 2006, we announced a worldwide voluntary recall of MoistureLoc. Our decision was made following an investigation into increased fungal infections among contact lens wearers in the United States and certain Asian markets. In accordance with GAAP, we recorded certain items associated with this subsequent event in our 2005 financial results. The adjustments were recorded as 2005 third-quarter events, because that was the earliest reporting period for which we had not filed quarterly financial results on a Quarterly Report on Form 10-Q. Additional charges were recorded in the first quarter of 2006, primarily in Europe.
The charges associated with the withdrawal reduced first-quarter 2006 earnings before income taxes and minority interest by $27, net income by $20, and earnings per share by $0.35. Of the pre-tax amount, $19 related to estimated customer returns and other sales adjustments and was recorded as a reduction to net sales; $5 related to costs associated with returned product and the disposal and write-off of inventory, which was recorded as cost of products sold; and $3 related to costs associated with the notification to customers and consumers required in market withdrawal instances, which were recorded as selling, administrative and general expense.
The decision to withdraw the product negatively impacted full-year 2006 financial performance, as further discussed below, and likely will impact performance in 2007. In addition to the charges described above, performance was hampered by the impact from lost MoistureLoc revenues; lower revenues for other lens care products, reflecting market share losses caused by trade and consumer uncertainty; negative collateral effect on our contact lens and pharmaceuticals categories, primarily in Asia; and higher expenses associated with the recall, legal expenses associated with product liability lawsuits, and increased promotional expense to regain distribution and brand equity in the lens care category. For an additional discussion on the market withdrawal of MoistureLoc, see Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 15 — Market Withdrawal of MoistureLoc Lens Care Solution.

Brazilian Tax Assessment During March 2007, we received formal notification of amnesty by the state government of Sao Paolo as it relates to a Brazilian tax assessment recorded in periods prior to 2006. The reversal of penalties and interest of $19 and $3, respectively, has been reflected in our first-quarter 2007 results.

Merger Agreement with Warburg Pincus LLC (Warburg Pincus) On May 16, 2007, we entered into a definitive merger agreement with affiliates of Warburg Pincus in a transaction valued at approximately $4.5 billion, including approximately $830 of debt. Under the terms of the agreement, Warburg Pincus will acquire all the outstanding shares of our Common stock for $65.00 per share. The transaction is subject to customary closing conditions, including the approval by our shareholders and regulatory approvals. Closing is not subject to any financing condition. A Special Committee of our Board of Directors may solicit superior proposals from third parties through July 5, 2007. If a superior proposal leads to the execution of a definitive agreement, we would be obligated to pay a $40 break-up fee to Warburg Pincus.

Legal Matters The Company is involved as a party in a number of material matters in litigation, including litigation relating to the proposed merger with affiliates of Warburg Pincus, general litigation related to the February 2007 restatement of the Company's financial information and the previously announced MoistureLoc withdrawal, material intellectual property litigation, and material tax litigation. The Company intends to vigorously defend itself in all of these matters. At this time, the Company is unable to predict the outcome of, and cannot reasonably estimate the impact of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations, and matters concerning other allegations of other improprieties. The Company has not made any financial provision for potential liability in connection with these matters, except as described below under Product Liability Lawsuits.

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

Litigation Related to Merger The Company and its directors have been named as defendants in three purported class actions filed since May 16, 2007 on behalf of the public shareholders of the Company challenging the proposed transaction pursuant to which affiliates of Warburg Pincus will acquire all of the outstanding shares of the Company’s common stock for $65.00 per share in cash. These actions are entitled: First Derivative Traders LP v. Zarrella, et al., Case No. 07-6384 (May 21, 2007), filed in the Supreme Court of the State of New York in and for Monroe County; Gottlieb v. Bausch & Lomb, Inc., et al., Case No. 07-6506 (May 22, 2007), filed in the Supreme Court of the State of New York in and for Monroe County; and Brower v. Bausch & Lomb, Inc., Case No. 650151/07 (May 17, 2007), filed in the Supreme Court of the State of New York in and for New York County. The complaints in these actions contain substantially similar allegations and seek substantially similar relief. Among other things, plaintiffs allege that the director defendants have breached their fiduciary duties to the Company's shareholders in pursuing the proposed transaction, including by accepting an unfair and inadequate acquisition price and failing to take appropriate steps to maximize shareholder value in connection with the sale of the Company. The Gottlieb and Brower complaints also assert a claim against Warburg Pincus for aiding and abetting the directors' breach of fiduciary duties. Plaintiffs seek, among other things, preliminary and permanent injunctive relief against the proposed transaction and unspecified damages.

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
On May 16, 2007, plaintiffs filed a First Amended Verified Shareholder Derivative and Class Action Complaint (First Amended Complaint) against the current members of the Board of Directors, certain current and former officers, certain former board members, as well as Warburg Pincus, and naming the Company as nominal defendant. In addition to realleging the prior derivative claims, the First Amended Complaint sets forth direct claims on behalf of a putative class of the Company's shareholders against the current director defendants alleging that the directors have breached their fiduciary duties to shareholders in connection with entering into the merger agreement with Warburg Pincus pursuant to which affiliates of Warburg Pincus will acquire all of the outstanding shares of our Common stock for $65.00 in cash as announced on May 16, 2007, and a claim against Warburg Pincus for aiding and abetting such breach. With respect to the derivative claims, plaintiffs (i) purport to allege damage to the Company as a result of, among other things, a decrease in the Company's market capitalization, exposure to liability in securities fraud actions, and the costs of internal investigations and financial restatements, and (ii) seek unspecified damages as well as certain declaratory and injunctive relief, including for misappropriation of inside information for personal benefit by certain of the individual defendants. With respect to the direct class claims, plaintiffs (i) purport to allege damage to shareholders as a result of, among other things, the Company having entered into a proposed transaction that is unfair to shareholders, including because the per share price offered is allegedly inadequate and consummation of the proposed transaction risks extinguishing their derivative claims, and (ii) seek injunctive relief against the proposed transaction. Pursuant to a stipulated schedule ordered by the Court, defendants have 60 days to answer or otherwise respond to the First Amended Complaint.
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

Pursuant to a stipulated schedule ordered by the Court, plaintiff in the state court Pinchuck action served an amended complaint on September 15, 2006 and defendants served a motion to dismiss the amended complaint on November 15, 2006. On March 30, 2007, the Court granted the Company's motion to dismiss the Pinchuck action. On April 25, 2007, plaintiff submitted a demand letter dated April 24, 2007, demanding that the Board bring claims on behalf of the Company against all current Board members based on allegations that the Board members breached their fiduciary duties to the Company with respect to the handling of the recall of ReNu with MoistureLoc. The Board of Directors is reviewing the demand letter and will respond in due course. Pursuant to a stipulated schedule ordered by the Court in the federal Little action, plaintiff in that case will have until 60 days after a ruling on a motion to dismiss in the consolidated securities action is entered or, if no such motion is filed, 60 days after defendants' answer to a consolidated amended complaint in the consolidated securities action is filed, to file an amended complaint.

Product Liability Lawsuits As of May 25, 2007, the Company has been served or is aware that it has been named as a defendant in approximately 419 product liability lawsuits pending in various federal and state courts as well as certain other non-U.S. jurisdictions. Of the 419 cases, 180 actions have been filed in U.S. federal courts, 236 cases have been filed in various U.S. state courts and three actions have been filed in non-U.S. jurisdictions. These also include 394 individual actions filed on behalf of individuals who claim they suffered personal injury as a result of using a ReNu solution and 25 putative class actions alleging personal injury as a result of using a ReNu solution and/or violations of one or more state consumer protection statutes. In the personal injury actions, plaintiffs allege liability based on, among other things, negligence, strict product liability, failure to warn and breach of warranty. In the consumer protection actions, plaintiffs seek economic damages, claiming that they were misled to purchase products that were not as safe as advertised. Several lawsuits contain a combination of these allegations. On August 14, 2006, the Judicial Panel on Multidistrict Litigation (JPML) created a coordinated proceeding and transferred an initial set of MoistureLoc product liability lawsuits to the U.S. District Court for the District of South Carolina. The Company has advised the JPML of all federal cases available for transfer and has urged the issuance of conditional transfer orders. As of May 25, 2007, 162of the 180 federal cases noted above have been transferred to the JPML.
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

Material Tax Litigation As disclosed in Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes of the 2005 and 2006 Form 10-K, on May 12, 2006, the Company received a Notice of Final Partnership Administrative Adjustment from the Internal Revenue Service relating to partnership tax periods ended June 4, 1999 and December 25, 1999, for Wilmington Partners L.P. (Wilmington), a partnership formed in 1993 in which the majority of partnership interests are held by certain of the Company's subsidiaries. The Final Partnership Administrative Adjustment (FPAA) proposes adjustments increasing the ordinary income reported by Wilmington for its December 25, 1999 tax year by a total of $10, and increasing a long-term capital gain reported by Wilmington for that tax year by $190. The FPAA also proposes a $550 negative adjustment to Wilmington's basis in a financial asset contributed to it by one of its partners in 1993; this adjustment would also affect the basis of that partner — one of the Company's subsidiaries — in its partnership interest in Wilmington. The asserted adjustments could, if sustained in full, increase the tax liabilities of the partnership's partners for the associated tax periods by more than $200, plus penalties and interest. The Company has not made any financial provision for the asserted additional taxes, penalties or interest as the Company believes the asserted adjustments are not probable and estimable.
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

General Litigation Statement From time to time, the Company is engaged in, or is the subject of, various lawsuits, claims, investigations and proceedings, including product liability, patent, trademark, commercial and other matters, in the ordinary course of business. See Part II Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.
In addition to pending litigation matters, the Company may from time to time learn of alleged non-compliance with laws or regulations or other improprieties through compliance hotlines, communications by employees, former employees or other third parties, as a result of its internal audit procedures, or otherwise. In response to such allegations, the Company’s Audit Committee conducted certain investigations during 2005 and 2006, which led, among other things, to the restatement of previously reported financial information and the recording of current charges. The restatement, in turn, resulted in the Company’s being unable to file timely certain periodic financial information and the Company’s obtaining certain waivers from creditors.
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

Financial Overview

Reported net income was $12 or $0.21 per share for the 2006 first quarter, compared to $33 or $0.60 per share for the same quarter in 2005.

Net Sales by Geographic Region and Business Segment

Geographic Net Sales The following table summarizes net sales by geographic region.

	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase Constant Currency	Percent of Total Company Net Sales
Quarter Ended April 1, 2006
Non-U.S. [2]	$324.8	(5%)	1%	59%
U.S. [1]	221.2	4%	4%	41%
Total Company	$546.0	(2%)	2%

Quarter Ended March 26, 2005 (Restated)
Non-U.S.	$341.6	7%	3%	62%
U.S. [1]	213.1	10%	10%	38%
Total Company	$554.7	8%	6%

1  U.S. revenues represented approximately 90% of the Americas segment revenue in each year.
[2]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 15 — Market Withdrawal of MoistureLoc Lens Care Solution. Charges associated with the recall reduced non-U.S. net sales by $19.1.

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

The following table summarizes net sales by business segment:

	Net Sales	Percent of Total Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency
Quarter Ended April 1, 2006 [1]
Americas	$247.5	45%	5%	4%
Europe	186.3	34%	(14%)	(6%)
Asia	112.2	21%	10%	16%
Total Company	$546.0		(2%)	2%

Quarter Ended March 26, 2005 (Restated)
Americas	$236.2	43%	9%	9%
Europe	216.5	39%	8%	4%
Asia	102.0	18%	5%	2%
Total Company	$554.7		8%	6%

[1]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 15 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced Americas region net sales by $0.6, Europe region net sales by $18.0 and Asia region net sales by $0.5.

Consolidated net sales decreased 2 percent compared to 2005 on a reported basis, but increased 2 percent in constant currency. Current-year sales include $19 in provisions for customer returns and rebate provisions associated with the voluntary recall of MoistureLoc contact lens solution, which essentially offset $18 in incremental sales from Freda. Additionally, 2005 revenues included $4 sales from Woehlk, which was divested in the third quarter of that year. Excluding the MoistureLoc recall charges and sales associated with Woehlk and Freda from both periods, first-quarter net sales decreased 1 percent from 2005, and increased 3 percent in constant currency.

•
Americas segment net sales increased 5 percent from 2005, or 4 percent in constant currency, with gains in all product categories except for lens care, where the prior year had included a significant promotional order from a large retail customer.

•
Europe segment net sales declined 14 percent on a reported basis and 6 percent in constant currency, largely reflecting $18 in provisions related to the MoistureLoc recall in 2006 compared to no such provisions in the prior year, and revenues of $4 from Woehlk in 2005 and no corresponding revenues in 2006. Excluding these effects, Europe net sales were down 4 percent from 2005 on a reported basis, and up 5 percent in constant currency. Higher constant-currency sales of lens care, pharmaceuticals and cataract surgery products more than offset declines for contact lenses and refractive surgery products.

•
The Asia segment reported net sales gains of 10 percent compared to 2005, or 16 percent in constant currency. Those figures include less than $1 in sales return and consumer rebate provisions associated with the MoistureLoc recall as well as $18 in incremental sales associated with the acquisition of Freda in 2006. Excluding those items, Asia segment net sales declined 7 percent, or 2 percent in constant currency, with declines in lens care and refractive surgery products more than offsetting gains in each of the other product categories. Negative publicity surrounding the outbreak of fungal infections among contact lens wearers in the region was especially prevalent late in the first quarter. Subsequently, in May 2006, we announced the MoistureLoc recall. As a result, our Asia region non-lens care product lines, particularly in China, experienced a significant negative impact throughout much of the year. We initiated brand rebuilding programs to specifically address this situation in order to recoup as much lost market share and distribution as possible and rebuild the reputation of the Bausch & Lomb brand.

A more detailed discussion of net sales trends by geographic region follows.

Americas

The following table summarizes percentage net sales increases for the Americas region by product category:

	2006 vs. 2005 (Restated) Percent Increase (Decrease)
	Actual Dollars	Constant Currency
Contact Lens	19%	18%
Lens Care [1]	(10%)	(11%)
Pharmaceuticals	9%	9%
Cataract and Vitreoretinal	7%	6%
Refractive	7%	6%
Total Americas	5%	4%

[1]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 15 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced Americas region net sales by $0.6.

•
Contact lens category growth in the 2006 first quarter mainly reflected the continued expansion of our PureVision line of silicone hydrogel contact lenses. During the first quarter we placed additional fit sets of PureVision Toric and launched PureVision Multifocal on a limited basis in the United States. Higher sales of our SofLens Multi-Focal contact lenses for people with presbyopia also contributed to year-over-year gains, with sales of that product increasing more than 20 percent from 2005.

•
First-quarter 2006 sales declines in the lens care category were largely expected, as one of our largest retail customers ran a chain-wide promotional program in the second quarter of 2005 and product related to that promotion shipped in the year-ago first quarter. In addition, the current year includes approximately $1 in provisions associated with the MoistureLoc recall. Those two items were partially offset by gains in our lines of saline products resulting from a competitor’s production issues. As discussed above, lens care category net sales declined in the second half of 2006 in all regions, due to lost MoistureLoc revenues following the recall and market share losses resulting from customer and trade concerns during our investigation into increased fungal infections among contact lens wearers. We have initiated brand rebuilding programs to specifically address this situation in order to regain distribution and market share.

•
Pharmaceuticals sales increases in the 2006 first quarter were mainly attributable to higher sales of Alrex steroid allergy drops (which benefited from both a price increase and growth in prescriptions written); ocular vitamins; multisource pharmaceuticals and over-the-counter general eye care products, combined with incremental sales of Retisert drug delivery implants. Those gains were largely offset by lower sales of Zylet combination steroid drops, reflecting the impact of initial shipments that occurred in the prior-year quarter. Our ocular vitamin business increased about 20 percent in the first quarter, led by the PreserVision brand, reflecting market share gains and overall market growth.

•
Sales gains for cataract and vitreoretinal products were led by our lines of IOLs, which increased close to 20 percent on a constant currency basis compared to the first quarter of 2005. That performance was mainly due to our SofPort lines of silicone IOLs, which grew at an even faster rate and continued to benefit from market share gains and strong market acceptance for the SofPort AO IOL with aspheric optics design. Sales of viscoelastics were also up strongly, with gains of more than 15 percent in the first quarter reflecting both price gains and unit growth. Phacoemulsification product sales were essentially flat with the prior-year period, as lower sales of equipment were offset by higher revenues from disposable products and accessories used in cataract surgery.

•	Refractive category performance in the 2006 first quarter mainly reflected procedure card sales growth in excess of 20 percent, somewhat offset by declines in sales of microkeratome blades and lasers.

Europe

The following table summarizes percentage net sales increases for the Europe region by product category:

	2006 vs. 2005 (Restated) Percent Increase (Decrease)
	Actual Dollars	Constant Currency
Contact Lens	(13%)	(5%)
Lens Care [1]	(58%)	(55%)
Pharmaceuticals	(1%)	9%
Cataract and Vitreoretinal	(1%)	8%
Refractive	(30%)	(24%)
Total Europe	(14%)	(6%)

[1]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 15 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced Europe region net sales by $18.0.

•
First-quarter 2005 contact lens sales figures include results from our Woehlk business in Germany, which we divested in the third quarter of that year. Excluding Woehlk results from the prior year, first-quarter 2006 Europe region contact lens sales were down 8 percent on a reported basis and were flat in constant currency. Those trends reflect higher constant-currency sales of the PureVision, SofLens Multi-Focal and SofLens Toric brands, essentially offset by declines for SofLens One Day and for older lines of contact lenses that we are in the process of discontinuing.

•
Lens care sales declines in the first quarter of 2006 reflect the sales returns and consumer coupon provisions associated with the MoistureLoc recall. Excluding the impact of the recall, European constant-currency lens care sales were up 14 percent from the prior year, reflecting market share gains throughout 2005 and early in 2006, especially for our lines of multipurpose solutions. As discussed above, lens care category net sales declined in the second half of 2006 in all regions, due to lost MoistureLoc revenues following the recall and market share losses resulting from customer and trade concerns during our investigation into increased fungal infections among contact lens wearers.

•
Constant-currency European pharmaceuticals sales growth in the first quarter of 2006 was mainly attributable to higher sales for our lines of ocular vitamins, antibiotics, and products for treating glaucoma and dry eye.

•
Higher constant-currency cataract and vitreoretinal sales in the first quarter of 2006 mainly reflected strong performance for IOLs, which grew more than 15 percent on a constant-currency basis on the continued strength of our Akreos line of acrylic IOLs. Also contributing were constant-currency sales increases for viscoelastics and phacoemulsification products, particularly disposable items and custom packs used for cataract surgery.

•
First-quarter 2006 refractive surgery sales performance in Europe was in line with overall market trends and mainly due to lower sales of lasers and diagnostic equipment. Those declines more than offset higher sales of microkeratomes and per procedure cards following the launch of our new Zyoptix XP technology late in 2005.

Asia

The following table summarizes percentage net sales increases for the Asia region by product category:

	2006 vs. 2005 (Restated) Percent Increase (Decrease)
	Actual Dollars	Constant Currency
Contact Lens	3%	10%
Lens Care [1]	(35%)	(32%)
Pharmaceuticals [2]	NM	NM
Cataract and Vitreoretinal	(1%)	3%
Refractive	(1%)	(1%)
Total Asia	10%	16%

[1]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 15 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced Asia region net sales by $0.5.

[2]	NM denotes “not meaningful.” 2006 pharmaceuticals category sales include $18.1 incremental revenues from the acquisition of Freda, resulting in a calculated growth rate of more than 100 percent.

•
First-quarter 2006 contact lens sales growth in Asia reflected gains for our lines of specialty lenses, which more than offset declines in older products that are being discontinued as part of our ongoing product rationalization initiatives. In Japan, we continued to introduce our redesigned one day contact lens in additional cities to favorable consumer acceptance. In addition, our Medalist lines of spherical and toric lenses posted sales gains of nearly 20 percent. Outside of Japan, and particularly in China, negative publicity surrounding fungal infections among contact lens wearers prior to the MoistureLoc recall impacted our lens business.

•
First-quarter 2006 lens care sales declined in most markets in the Asia region. In Japan, our ReNu franchise continued to be impacted by significant pricing pressure from a local manufacturer and overall shifts in the contact lens market to single-use contact lenses. Elsewhere in the region, we suspended sales of all ReNu brand products in Singapore and Hong Kong in the middle of the quarter, when reports first surfaced regarding the outbreak of fungal infections. Negative publicity and consumer concern surrounding these infections prior to the conclusion of our investigations translated into sales declines as trade customers voluntarily removed ReNu products from their shelves and consumers switched to competing brands. This was especially true in China, despite there being no reported cases of infection in that market. As discussed above, lens care category net sales declined in the second half of 2006 in all regions, due to lost MoistureLoc revenues following the recall and market share losses resulting from customer and trade concerns during our investigation into increased fungal infections among contact lens wearers.

•
Historically we have not had a significant pharmaceuticals business in Asia, but in late 2005, we acquired Freda. Excluding the Freda acquisition, first-quarter 2006 Asian pharmaceuticals constant-currency revenues grew more than 15 percent on a constant-currency basis, largely due to gains for the Minims line of single-dose ophthalmic drops as well as our lines of ocular vitamins.

•
First-quarter 2006 growth in the cataract and vitreoretinal category was mainly driven by our lines of IOLs, which were up more than 15 percent on a constant-currency basis, reflecting expanded distribution of the Akreos line of acrylic IOLs throughout the region and the launch of the Akreos AO aspheric optics product in the Asia region during the quarter. Those gains were somewhat offset by lower sales of phacoemulsification products.

•
Refractive category sales declines in Asia in the first quarter of 2006 reflected lower revenues associated with lasers and diagnostic equipment, somewhat offset by higher sales of per procedure cards as compared to the prior year.

Net Sales by Product Category

The following table presents total Company net sales by product categories for the first quarters of 2006 and 2005:

	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency
Quarter Ended April 1, 2006 [1]
Contact Lens	$173.7	1%	6%
Lens Care	94.5	(26%)	(25%)
Pharmaceuticals	154.5	18%	24%
Cataract and Vitreoretinal	91.5	2%	6%
Refractive	31.8	(8%)	(6%)
Total Company	$546.0	(2%)	2%

Quarter Ended March 26, 2005 (Restated)
Contact Lens	$171.8	9%	7%
Lens Care	128.0	11%	9%
Pharmaceuticals	131.0	14%	11%
Cataract and Vitreoretinal	89.4	6%	3%
Refractive	34.5	(16%)	(18%)
Total Company	$554.7	8%	6%

[1]
2006 lens care amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 15 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced first-quarter lens care net sales by $19.1.

2006 net sales include the impact of approximately $19 in customer returns and rebate provisions associated with the voluntary recall of MoistureLoc contact lens solution (see further discussion in Note 15), which essentially offset $18 in incremental sales from the acquisition of Freda.

•
Contact lens sales growth was led by our specialty and silicone hydrogel spherical offerings, partially offset by declines for older technology products, which largely reflect ongoing product rationalization initiatives. Additionally, prior-year sales include results from our Woehlk business in Germany which has since been divested. Removing Woehlk results from the prior year, first-quarter 2006 constant-currency contact lens growth would have been approximately 9 percent.

•
Lens care sales declines in the 2006 first quarter mainly reflect the returns provisions associated with the MoistureLoc recall. Excluding those charges, lens care sales declined 11 percent on a reported basis and 9 percent in constant currency, reflecting the impact of a large U.S. customer order that had occurred in the first quarter of 2005, as well as our withdrawing all ReNu products from certain Asian markets in the middle of the first quarter of 2006 while we investigated potential causes of fungal infection among contact lens wearers. In addition, negative publicity surrounding that outbreak led to lower sales in other Asian markets, particularly China.

•
First-quarter 2006 pharmaceutical net sales growth includes the impact of the Freda acquisition. Excluding revenues from Freda, growth was approximately 4 percent on a reported basis and 9 percent in constant currency. That growth was mainly due to constant-currency gains of more than 25 percent for our lines of ocular vitamins, and strong performance for our allergy and over-the-counter general eye care products, which more than offset lower sales of Zylet combination ophthalmic drops, attributable to the impact of initial stocking orders for the product in the first quarter of 2005.

•
Cataract and vitreoretinal product category growth in the first quarter of 2006 was led by gains in foldable IOLs and viscoelastic products. Phacoemulsification product growth was essentially flat with the prior year, with higher sales of disposable products offset by lower equipment sales as customers await the launch of our next-generation microsurgical system.

•	First-quarter 2006 net sales declines in the refractive category reflected lower equipment and microkeratome blade sales, partially offset by higher per-procedure card fees.

Costs and Expenses and Operating Earnings

The following tables show operating costs and expenses as a percentage of sales for the first quarters of 2006 and 2005:

	2006	(Restated) 2005

Cost of Products Sold	43.8%	42.0%
Selling, Administrative and General	42.2%	41.0%
Research and Development	8.0%	7.1%

Cost of products sold was $239 in the first quarter of 2006 and $233 in the first quarter of 2005. The 2006 amount reflects the gross margin impact of charges associated with the MoistureLoc recall ($5). Excluding those charges, the ratio of cost of products sold to sales was 41.4 percent, reflecting favorable sales mix shifts, including the impact of the Freda acquisition. Foreign currency exchange rate changes had a negative impact on gross margin in the first quarters of 2006 and 2005.
Selling, administrative and general expenses (SGA) totaled $231 in the first quarter of 2006, compared to $227 in the prior year period. The increase in spending included $3 of costs associated with the MoistureLoc recall. Excluding those costs, selling, administrative and general expenses were essentially flat with the first quarter of 2005. Higher selling and amortization expenses (partially due to the Freda acquisition) were offset by currency and lower corporate administration expense, which reflected lower accruals for performance-based compensation plans due to 2006 financial performance and life insurance proceeds upon the death of a former officer, somewhat offset by expenses associated with the Audit Committee investigations and financial restatement. The life insurance proceeds were associated with a policy used to fund one of our supplemental executive retirement plans.
R&D expenses totaled $44 in the 2006 first quarter, compared to $39 in 2005, reflecting ongoing efforts to develop our next generation phacoemulsification platform and several pharmaceuticals products.
As a result of the above factors, operating earnings for the first quarter of 2006 totaled $33, compared to $55 in 2005 and represented 6.0 percent of net sales, compared to 10.0 percent for the same 2005 period. Excluding the impact of the MoistureLoc recall, 2006 operating earnings represented 10.5 percent of sales.

Non-Operating Income and Expense

Other Income and Expense Interest and investment income was $9 in the first quarter of 2006 compared to $4 in 2005. The increase primarily related to higher investment balances in 2006 following the late 2005 borrowing and repatriation of funds under the provisions of the American Jobs Creation Act (AJCA).
Interest expense was $16 in the first quarter 2006, compared to $11 in the 2005 period. That reflected incremental interest expense on amounts borrowed late in 2005 as part of repatriation programs under the AJCA and higher interest rates on variable-rate debt, partially offset by interest expense savings associated with debt retired in 2005.
Net foreign currency losses were $1 in 2006 and essentially zero in 2005, reflecting our ongoing foreign exchange hedging programs and gains recorded in the prior year upon the liquidation of a subsidiary.

Income Taxes For the first quarter of 2006, the Company recorded a provision of $12 on pre-tax income of $24, representing an effective rate of 49.2 percent. The difference of $3 between the recorded provision of $12 and the provision of $9 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.

For the first quarter of 2005, the Company recorded a provision of $13 on pre-tax income of $48, representing an effective rate of 27.8 percent. The difference of $4 between the recorded provision of $13 and the provision of $17 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.
Our effective tax rate is based on non-recurring events as well as recurring factors including the geographic mix of income before taxes and the related tax rates in those jurisdictions. In addition, our effective tax rate will change based on discrete or other non-recurring events that may not be predictable.

Liquidity and Financial Resources

Cash and equivalents totaled $638 at the end of the first quarter of 2006, compared to $483 in the first quarter of 2005 and $721 at the end of 2005.

Cash Flows from Operating Activities We generated cash of $16 from operating activities in the first quarter of 2006. Positive earnings and lower accounts receivable were somewhat offset by higher inventories, other current assets and by income tax payments. In the first quarter of 2005 we generated $13 from operating activities, reflecting operating performance and the timing of collections on accounts receivable, somewhat offset by other working capital requirements. Average days sales outstanding (DSO) were 68 days in the first quarter of 2006, compared to 73 days in 2005.

Cash Flows from Investing Activities We used $65 for investing activities in the first quarter of 2006, mainly related to the acquisition of businesses and capital expenditures. Acquisition-related cash outflows totaled $34 and were primarily associated with final payment for Freda and the purchase of certain intellectual property rights in the cataract product category. Capital spending of $30 mainly reflected the installation of additional contact lens manufacturing equipment and the ongoing expansion of our U.S. R&D facility. Cash used in investing activities in 2005 totaled $28 and mainly reflected capital expenditures of $15 and $13 for the acquisition of intangible assets, including product rights in connection with the FDA approval of Zylet ophthalmic suspension and a license agreement to commercialize Lotemax in South Korea.

Cash Flows from Financing Activities We used $35 in financing activities in the first quarter of 2006. Outflows included $27 to repay borrowings against a line of credit that had been used to finance the Freda acquisition; $7 to pay dividends; and $1 to purchase shares of our Common stock under our ongoing share repurchase authorization, stock compensation plans and deferred compensation plans. Shares repurchased pursuant to the Company's authorized purchase programs were 11,489 of shares at an average price of $68.95 through private transactions with the rabbi trust for our deferred compensatin plan. Net cash outflows for financing activities were $6 in the first quarter of 2005. The 2005 outflows primarily consisted of $22 to repurchase 300,000 shares of our Common stock at an average price of $73.19 per share and $7 to pay dividends. These items were somewhat offset by $24 of cash inflows from the exercise of stock options.

Sources of Liquidity Our long-term borrowings, including current portion, totaled $965 at the end of March 2006, compared to $992 at the end of 2005 and $643 in the year-ago quarter. The increase from the year-ago period primarily reflects borrowings in the fourth quarter of 2005 as part of our activities to repatriate offshore profits under the AJCA. The ratio of total debt to capital was 42.6 percent as of March 2006, 43.6 percent at year-end 2005 and 31.4 percent in March 2005.
We believe our existing credit facilities, in conjunction with the financing activities mentioned below, provide adequate liquidity to meet our obligations, fund capital expenditures and invest in potential growth opportunities. However, we note that we have previously obtained, and may need in the future to obtain, waivers and/or concessions from lenders under existing credit arrangements, as discussed further below, and we note risk factors associated with contingent obligations of the Company, including those noted in the Legal Matters section of this MD&A.

Credit Facilities In July 2005, we replaced our prior $250 syndicated revolving credit facility scheduled to expire in January 2008 with a new five-year, $400 syndicated revolving credit facility. The terms of the current revolving credit facility include our option to increase the limit to $550 at any time during the five-year term. The interest rate under the agreement is based on our credit rating and, at our option, LIBOR or the base rate of one of the lending banks. The existing credit facility includes financial covenants similar in nature to covenants contained in the former, which require us to maintain certain EBITDA to interest and debt ratios. In the event a violation of the financial covenants occurs, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. In November 2005, and subsequently in February, May, August and December 2006 and January 2007, we obtained waivers from our banks of any breach of representation or covenant under the revolving credit agreement related to, or any default associated with, the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50 in aggregate. The waivers also extended the deadline to file our required annual financial statements for 2005 (including restatements for certain prior periods) and 2006 until April 30, 2007. Delivery of all financial statements for 2006 required by our financial reporting obligations under the revolving credit facility was satisfied by the filing of our 2006 Form 10-K and delivery of all required financial statements for 2005 was satisfied when we filed our 2005 Form 10-K. The impact of the Brazil and Korea investigations did not exceed $50 in aggregate as discussed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of our 2005 Form 10-K. In April 2007, we obtained amendments to modify the financial covenants for the fourth quarter of 2006 from our banks amending the debt covenants to ensure there were no breaches of our financial covenants under the revolving credit agreement.
On May 25, 2007, we obtained waivers from our banks with respect to any default that could arise under the revolving credit agreement in connection with entering into the definitive merger agreement with affiliates of Warburg Pincus (see Recent Developments, Merger Agreement with Warburg Pincus LLC). As reported in our Notification of Late Filing on Form 12b-25 on May 10, 2007, we were unable to timely file our Quarterly Report on Form 10-Q for the first quarter of 2007. Additional waivers would have been sought from our banks if it appeared we would have been unable to file our first quarter of 2007 10-Q by June 10, 2007 (which, under the revolving credit agreement, represents the expiration of a 30 day grace period after such report was required to be filed with the SEC).
There were no violations of our financial covenants during the quarter ended April 1, 2006 or year ended December 31, 2005. We had no outstanding borrowings under syndicated revolving credit agreements as of April 1, 2006, 2005 or December 31, 2005.
A number of subsidiary companies outside the United States have credit facilities to meet their liquidity requirements. There were $27 of outstanding borrowings under these non-U.S. credit facilities as of December 31, 2005. There were no outstanding borrowings as of April 1, 2006.

Bank Term Loans In November 2005, our Dutch subsidiary entered into a $375 BV Term Loan. The facility involves a syndicate of banks and is guaranteed by us. The December 2005 borrowing under the BV Term Loan was a component of our efforts to repatriate foreign earnings from non-U.S. legal entities under the provisions of the AJCA (see Note 10 — Provision for Income Taxes of our 2006 Form 10-K for further discussion of the AJCA). Borrowings under the BV Term Loan totaled $375 at April 1, 2006 and December 31, 2005, and are due in December 2010, unless otherwise extended under the terms of the agreement. The interest rate is based on six-month LIBOR and is reset on a semiannual basis. The BV Term Loan includes covenants which require us to maintain certain EBITDA to interest and debt ratios. The initial interest rate was set at 5.0 percent. In February, May, August and December 2006, and again in January 2007, we obtained waivers from our banks of any breach of representation or covenant under the term loan agreement related to, or any default associated with, the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50 in aggregate. The waivers also extended the deadline to file annual financial statements for 2005 (including restatements for certain prior periods) and 2006 until April 30, 2007. Delivery of all required financial statements for 2006 required by our financial reporting obligations under the term loan facility was satisfied by the filing of the 2006 Form 10-K and delivery of all required financial statements for 2005 was satisfied when we filed our 2005 Form 10-K. The impact of the Brazil and Korea investigations did not exceed $50 in aggregate as discussed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of our 2005 Form 10-K. In April 2007, we obtained amendments to modify the financial covenants for the fourth quarter of 2006 from our banks amending the debt covenants to ensure there were no breaches of our financial covenants under the BV Term Loan during the fiscal year ended December 30, 2006.

On May 25, 2007, we obtained waivers from our banks with respect to any default that could arise under the BV Term Loan in connection with entering into the definitive merger agreement with affiliates of Warburg Pincus (see Recent Developments, Merger Agreement with Warburg Pincus LLC). Additional waivers would have been sought from banks if it appeared we would have been unable to file our first quarter of 2007 10-Q by June 10, 2007 (which, under the term loan agreement, represents the expiration of a 30 day grace period after such report was required to be filed with the SEC).
There were no violations of our financial covenants during the quarter ended April 1, 2006 or the year ended December 31, 2005.
In July 2005, we agreed to guarantee, on behalf of our Japanese subsidiary, a variable-rate bank term loan facility denominated in Japanese yen, in an amount approximately equivalent to $50. This term loan was also established in connection with the repatriation of foreign earnings under the provisions of the AJCA. The facility will mature in July 2010. The outstanding borrowings under this Japanese term loan were approximately $47 at April 1, 2006 and approximately $48 at December 31, 2005. The Japanese term loan covenants require our subsidiary to submit its statutory financial statements to the lenders once a year and to maintain a positive balance of net assets. There were no covenant violations under the Japanese term loan during the quarter ended April 1, 2006 or the year ended December 31, 2005.

Capital Markets Offerings We are required to file periodic financial reports with the SEC to comply with certain covenants in our public debt indenture. As a result of our inability to file timely our Annual Reports on Form 10-K for 2005 and 2006, and our quarterly financial statements for third quarter of 2005 and all quarters of 2006, we sought waivers from holders of our outstanding debt. In September 2006, and subsequently in January 2007 we announced a solicitation of consents with respect to all series of outstanding debt securities and outstanding convertible debt. The solicitations sought, for a fee, permission from the holders for amendments to the indenture applicable to each series of notes that would, among other things, extend our deadline to file periodic reports with the SEC and to deliver compliance certificates to the Trustee under each indenture. The most recent consents extended the deadline to file required annual reports until April 30, 2007. We received the requisite number of consents for all series of outstanding debt securities and outstanding convertible debt. Delivery of all required financial statements for 2005 and 2006 were satisfied by the filing of our 2005 and 2006 Annual Reports on Form 10-K.
We were unable to file our first quarter 2007 10-Q by May 25, 2007 (which, under the public debt indenture, represented the expiration of a 15 day grace period after the date the report was required to be filed with the SEC). After May 25, 2007, the trustee or the holders of 10 percent of the principal amount of any series of the debt outstanding may give us notice of “default”. If notice had been received, we would have had 60 days to file the report or obtain the additional waivers from holders of our outstanding debt.
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

Access to Financial Markets As of April 1, 2006, our long-term debt was rated BBB by Standard & Poor's and Fitch Ratings, and Baa3 by Moody's Investors Service. Standard & Poor’s and Fitch Ratings each described our outlook as stable. Moody’s had placed our credit rating on review for possible downgrade. This action was prompted by our failure to file timely financial statements with the SEC and by concerns related to the Audit Committee investigations into allegations in Brazil and Korea. Moody’s expanded this ongoing review on April 12, 2006, to include our decision to suspend sales of MoistureLoc solution from our U.S. plant.
On April 11, 2006, Standard & Poor’s affirmed its BBB rating on our debt, but revised its rating outlook to negative from stable, reflecting our decision to suspend shipments of MoistureLoc from our U.S. plant.
On April 12, 2006, Fitch Ratings placed our long-term debt ratings on watch negative, following our decision to suspend shipments of MoistureLoc from our U.S. plant and our announcement of a further delay in the filing of our 2005 Form 10-K. On May 12, 2006, Fitch Ratings lowered our credit rating to BBB- from BBB and it remains on watch negative.
On February 2, 2007, Moody's lowered our credit rating to Ba1 from Baa3 primarily reflecting Moody's belief that revenue growth for 2007 will be lower than their previous expectations.
Following the announcement of our proposed merger with Warburg Pincus, on May 16, 2007, Standard & Poor's lowered its rating on our debt to BB+ from BBB and placed the Company on credit watch with negative implications.
Until current periodic reports and financial statements are filed, we could be limited from using certain forms of registering our securities with the SEC for offer and sale. This may preclude us from raising debt or equity financing in the public markets.

Working Capital Working capital was $624 and $564 at the end of the first quarter of 2006 and 2005, respectively. At year-end 2005, working capital was $618. The current ratio was 1.7 at the end of the first quarter of 2006, 1.6 at the end of the first quarter of 2005, and 1.6 at year-end 2005.

Other Financial Data

Dividends Our Board of Directors declared dividends of $0.13 per share on our Common stock in the first quarters of both 2006 and 2005.

Return on Equity Return on average shareholders' equity was negative 0.2 percent in the twelve months ended April 1, 2006 and positive 13.0 percent for the twelve months ended March 26, 2005.

Off-Balance Sheet Arrangements and Contractual Obligations

In the 2005 Form 10-K and the 2006 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At April 1, 2006 and March 31, 2007, there have been no material changes to off-balance sheet arrangements or contractual obligations outside the ordinary course of business.

Critical Accounting Policies

For a discussion of the Company's critical accounting policies, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Form 10-K and the 2006 Form 10-K.

New Accounting Guidance

In December 2004, the FASB issued SFAS No. 123R which replaced FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to recognize compensation cost relating to share-based payment transactions, including grants of employee stock options, in the financial statements based on the grant date fair value. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123(R) is effective for fiscal periods beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretations of SFAS No. 123(R) and the valuation of share-based payments for public companies. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006 applying the modified prospective transition method upon adoption. See Note 4 — Employee Stock Plans for additional information.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 was effective for the Company's fiscal year beginning January 1, 2006. The adoption of this statement did not have any impact on the Company’s consolidated financial condition or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption of FIN 48, the Company recorded $18.2 as a cumulative effect adjustment reducing shareholders' equity, largely related to state income tax matters and partially offset by federal matters considered to be effectively settled.
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

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words “anticipate”, “appears”, “foresee”, “should”, “expect”, “estimate”, “project”, “will”, “are likely” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future Company performance, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions and in many cases those with a material impact, have, in many but not all cases, been identified in connection with specific forward-looking statements. Forward-looking statements are subject to risks and uncertainties including, without limitation: the inability of the Company to achieve the various marketing and selling objectives described above or to achieve the stabilization of expenses described above; the inability to successfully return the Company’s lens care products to certain markets; changes in the competitive landscape; the inability to recoup lost market share; general global and local economic, political and sociological conditions including, without limitation, periods of localized disease outbreak and the effect on economic, commercial, social and political systems caused by natural disasters (such as, without limitation, earthquakes, hurricanes/typhoons, tornadoes and tsunamis); changes in such conditions; the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the Company’s businesses compete; effects of war or terrorism; changing currency exchange rates; the general political climate existing between and within countries throughout the world; events affecting the ability of the Company to timely deliver its products to customers, including those which affect the Company’s carriers’ ability to perform delivery services; changing trends in practitioner and consumer preferences and tastes; changes in technology; medical developments relating to the use of the Company’s products; competitive conditions, including entries into lines of business of the Company by new or existing competitors, some of whom may possess resources equal to or greater than those of the Company; the impact of product performance or failure on other products and business lines of the Company; success of the Company's compliance initiatives to detect and prevent violations of law or regulations; the results of pending or future investigations by the Company of alleged failure of the Company to comply with applicable laws or regulations; legal proceedings initiated by or against the Company, including those related to securities and corporate governance matters, products and product liability, commercial transactions, patents and other intellectual property, whether in the United States or elsewhere throughout the world; the impact of Company performance on its financing costs; enactment of new legislation or regulations or changes in application or interpretation of existing legislation or regulations that affect the Company; changes in government regulation of the Company’s products and operations; the Company's compliance with, and changes in governmental laws and regulations relating to the import and export of products; government pricing changes and initiatives with respect to healthcare products in the United States and throughout the world; changes in private and regulatory schemes providing for the reimbursement of patient medical expenses; changes in the Company’s credit ratings or the cost of access to sources of liquidity; the Company’s ability to maintain positive relationships with third-party financing resources; the financial well-being and commercial success of key customers, development partners and suppliers; changes in the availability of and other aspects surrounding the supply of raw materials used in the manufacture of the Company’s products; changes in tax rates or policies or in rates of inflation; the uncertainty surrounding the future realization of deferred tax assets; changes in accounting principles and the application of such principles to the Company; the performance by third parties upon whom the Company relies for the provision of goods or services; the ability of the Company to successfully execute marketing strategies; the ability of the Company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies in the United States and throughout the world; the ability of the Company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations in the United States and throughout the world; investment in research and development; difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products; the successful completion and integration of acquisitions by the Company; risks associated with the Company's transaction with Warburg Pincus; the successful relocation of certain manufacturing processes; the Company’s implementation of changes in internal controls; the Company’s success in the process of management testing, including the evaluation of results, and auditor attestation of internal controls, as required under the Sarbanes-Oxley Act of 2002; the occurrence of a material weakness in the Company’s internal controls over financial reporting, which could result in a material misstatement of the Company’s financial statements; the Company’s ability to correct any such weakness; the Company’s success in continuing to introduce and implement its enterprise-wide information technology initiatives, including the corresponding impact on internal controls and reporting; the effect of changes within the Company’s organization, including the selection and development of the Company’s management team and such other factors as are described in greater detail in the Company’s filings with the Securities and Exchange Commission, including, without limitation, Item 1-A. Risk Factors of the Company’s 2005 Form 10-K and 2006 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the Company's net income indicates that, if the U.S. dollar strengthened against all foreign currencies by 10 percent the Company would realize net losses of approximately $19 on foreign currency forward contracts outstanding at April 1, 2006. Similar analysis conducted at March 31, 2005 indicated that, had the U.S. dollar then strengthened against all foreign currencies by 10 percent, the Company would have realized a loss of approximately $12 on foreign exchange forward contracts outstanding at March 31, 2005. Such net losses would be substantially offset by net gains from the revaluation or settlement of the underlying positions hedged.
There was no significant change in the Company's exposure to interest rate risk during the first three months of 2006 or 2005. For additional discussion of the exposure to market risk, refer to the section entitled Market Risk as set forth in Part II,Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, incorporated by reference in the Company's 2005 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chairman and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file this Quarterly Report on Form 10-Q within the statutory time period, the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer have concluded that, as of April 1, 2006, the Company's disclosure controls and procedures were not effective.
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As more fully described in Management’s Report on Internal Control Over Financial Reporting in Item 9A of our 2005 Annual Report, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005, which also existed as of April 1, 2006:
The Company did not: (1) maintain effective disclosure controls and procedures because the Company did not: (i) adequately and consistently reinforce the importance of adherence to controls and the Company's code of conduct; (ii) institute all elements of an effective program to help prevent and detect fraud by Company employees; (iii) establish and maintain effective corporate and regional oversight and monitoring of operations to detect subsidiaries’ managements’ override of established financial controls and accounting policies; and (iv) maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of GAAP; (2) maintain effective controls to provide reasonable assurance of the completeness and accuracy of certain financial statement accounts in certain subsidiaries; (3) maintain effective controls over certain subsidiaries’ relationships with their key distributors, particularly in the Company’s Korea, Japan and India subsidiaries, and over the installation of refractive laser surgery equipment in multiple locations where the Company does business, to ensure that revenue associated with such distributor and laser sales was recognized in accordance with GAAP; (4) maintain effective controls over the determination and reporting of its income tax payable, deferred income tax assets and liabilities, the related valuation allowances, income tax expense and indirect taxes; and (5) maintain effective controls to ensure that the Company’s deferred compensation Plan document was amended to accurately reflect the Plan’s intended design.

Remediation of Material Weaknesses

The Company has engaged in, and is continuing to engage in, substantial efforts to address the material weaknesses in its internal control over financial reporting.

As more fully described in the Remediation of Certain Material Weaknesses in Internal Control Over Financial Reporting section of Item 9A of the 2005 Form 10-K under the remediation that occurred subsequent to December 31, 2005 focused on: (1) terminating or replacing several individuals within our Brazilian, Korean and Asian operations; (2) appointing a Vice President, Compliance and a Vice President, Financial Compliance; (3) enhancing the whistleblower program related to the communication, investigation and resolution of whistleblower activities; (4) expanding management’s ongoing communications regarding importance of adherence to internal controls; (5) realigning the global finance organization and modifying performance objectives to be more heavily weighted to internal control and financial reporting; (6) instituting a comprehensive fraud and compliance risk assessment program; (7) formalizing and augmenting entity wide and corporate monitoring controls; (8) holding a global controller’s conference focusing on areas identified in the material weaknesses; (9) expanding the staff and coverage of Internal Audit; (10) initiating a program to provide additional training to finance, accounting and tax professionals regarding new and evolving areas in U.S. GAAP; (11) developing a training program for certain non-finance employees on integrity of financial reporting and controls, and ethics and compliance; (12) completing a comprehensive review of accounting for income taxes including certain deferred tax assets and liabilities, taxes payable and tax reserves; (13) initiating a process to improve proper tracking of deferred tax assets and liabilities; (14) hiring and training additional senior tax staff with expertise in accounting for income taxes; (15) redesigning internal controls around income taxes; (16) augmenting the quarterly financial reporting and close process using an expanded Quarterly Close Checklist; (17) enhancing key control activities related to revenue recognition on laser installations and, sales to distributor/wholesalers; (18) implementing a process requiring all subsidiaries outside of the United States to use one global professional tax advisor; and (19) requiring formal review and approval of all new or amended employee benefit plans by Corporate Technical Accounting.
The Company believes that these remediation efforts will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. However, as more fully described in the 2006 Form 10-K not all of the material weaknesses described above were remediated by December 30, 2006, our next reporting “as of” date under Section 404. The Company will continue to take steps to remediate known material weaknesses as soon as practicable.

Changes in Internal Control Over Financial Reporting During the first quarter of 2006, the Company continued to implement its global enterprise reporting system at its commercial and global operations businesses including the Company's Belgian and Dutch operations. In addition an ERP system was implemented in the Company’s Indian subsidiary in the first quarter. As described above, there were changes in the Company's internal control over financial reporting that occurred during the first quarter 2006 and continued throughout 2006 to remediate the 2005 material weaknesses that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is continuing to implement the global enterprise reporting system, and in that process, expects that there will be future material changes in internal controls as a result of this implementation.

Part II Other Information

Item 1. Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14 — Other Matters, and such information is incorporated by reference in this Item 1 of Part II.

Item 1A. Risk Factors

Failure to complete the proposed merger could adversely affect us. On May 16, 2007, we entered into an Agreement and Plan of Merger with affiliates of Warburg Pincus. There is no assurance that the merger agreement and the merger will be approved by our shareholders or that the other conditions to the completion of the merger will be satisfied. Failure to complete the merger could result in a decline in the market price of our common stock. Consummation of the merger is subject to the following additional risks:

•	the occurrence of an event, change or other circumstance of the type set forth in the merger agreement that could give rise to termination of the merger agreement;
•	the outcome of legal proceedings that have been or may be instituted against us, members of our Board of Directors or others relating to the merger agreement; and
•	the failure by Warburg Pincus or its affiliates to obtain or provide the necessary financing for the merger as set forth in the commitment letters received in connection with the merger agreement.

In addition, as a result of the announcement and completion of the merger, we will be subject to several risks, including the following:

•	uncertainty about the effects of the merger may adversely affect our relationships with our employees, customers, suppliers and other persons with whom we have business relationships;
•	the financing for the merger may adversely affect our credit rating;
•	management time and resources will be required in connection with matters related to the merger; and
•	under certain circumstances, if the merger is not completed we may be required to pay the buyer a termination fee or to reimburse certain buyer expenses as set forth in the Merger Agreement.

In addition to the above and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in both our 2005 Form 10-K and the 2006 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Reports on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table summarizes the Company's purchases of its Common stock for the three months ended April 1, 2006:

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs [2,3]	Maximum Number of Shares that May Yet Be Purchased Under the Programs [2,3]
January 1, 2006 - January 28, 2006	321	$68.71	-	2,212,301
January 29, 2006 - February 25, 2006	8,400	$69.76	3,620	2,208,681
February 26, 2006 - April 1, 2006	7,869	$68.95	7,869	2,200,812
Total	16,590	$69.36	11,489	2,200,812

[1]
Shares purchased during the first quarter ended April 1, 2006 include purchases pursuant to a publicly announced repurchase program (see footnote 2 below), stock compensation plans and deferred compensation plans.

[2]
On January 27, 2004, the Board of Directors authorized a program to repurchase up to two million shares of the Company's outstanding Common stock. There is no expiration date for this program. During the first quarter ended April 1, 2006, 11,489 shares were repurchased at an average price of $68.95. Shares repurchased after November 2005 were primarily through private transactions with the rabbi trust for the Company's Deferred Compensation Plan.

[3]
On July 26, 2005, the Board of Directors approved the purchase of up to an additional two million shares of the Company's outstanding Common stock. There is no expiration date for this program, and since its approval no shares have been repurchased.

Item 5. Other Information

None.

Item 6. Exhibits

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

BAUSCH & LOMB INCORPORATED
May 30, 2007	/s/ Ronald L. Zarrella
Date	Ronald L. Zarrella Chairman and Chief Executive Officer

May 30, 2007	/s/ Efrain Rivera
Date	Efrain Rivera Senior Vice President and Chief Financial Officer

Exhibit Index

S-K Item 601 No.	Document

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

(4)-l
Supplemental Indenture No. 9, effective as of January 31, 2007 (filed as Exhibit (4)-k to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006, File No. 1-4105 and incorporated herein by reference).

(10)-a
Letter Waiver (U.S. Credit Agreement), dated February 24, 2006 (filed as Exhibit (10)-aa to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(10)-b
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