Form 10-Q
period 2007-03-31
BAUSCH & LOMB INC
filed 2007-05-30
CIK 10427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
or

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

Part I — Financial Information

Item 1. Financial Statements

The accompanying unaudited interim consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries have been prepared by the Company in accordance with the accounting policies stated in the Company's Annual Report on Form 10-K for the year ended December 30, 2006, filed on April 25, 2007 (2006 Form 10-K) and should be read in conjunction with the Notes to Financial Statements appearing therein, and are based in part on approximations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America have been included in these unaudited interim consolidated financial statements.

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Statements of Income

	(Unaudited) First Quarter Ended
Dollar Amounts in Millions - Except Per Share Data	March 31, 2007	April 1, 2006
Net Sales	$578.9	$546.0

Costs and Expenses
Cost of products sold	248.0	239.2
Selling, administrative and general	230.7	230.6
Research and development	50.1	43.5
	528.8	513.3
Operating Income	50.1	32.7

Other (Income) Expense
Interest and investment income	(9.0)	(8.7)
Interest expense	15.4	16.2
Foreign currency, net	1.7	0.8
	8.1	8.3

Income before Income Taxes and Minority Interest	42.0	24.4
Provision for income taxes	23.1	12.0
Minority interest in subsidiaries	0.5	0.6
Net Income	$18.4	$11.8

Basic Earnings Per Share	$0.34	$0.22
Average Shares Outstanding - Basic (000s)	53,989	53,654

Diluted Earnings Per Share	$0.34	$0.21
Average Shares Outstanding - Diluted (000s)	55,138	56,052

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Balance Sheets

Dollar Amounts in Millions - Except Per Share Data	(Unaudited) March 31, 2007	December 30, 2006
Assets
Cash and cash equivalents	$480.4	$499.9
Trade receivables, less allowances of $17.3 and $17.0, respectively	457.1	444.7
Inventories, net	248.3	237.4
Other current assets	173.3	160.0
Deferred income taxes	57.3	60.1
Total Current Assets	1,416.4	1,402.1

Property, Plant and Equipment, net	627.0	633.2
Goodwill	852.3	846.2
Other Intangibles, net	272.5	278.2
Other Long-Term Assets	115.9	102.4
Deferred Income Taxes	16.5	16.7
Total Assets	$3,300.6	$3,278.8

Liabilities and Shareholders' Equity
Notes payable	$0.3	$2.7
Current portion of long-term debt	134.0	134.4
Accounts payable	81.7	83.2
Accrued compensation	118.3	118.5
Accrued liabilities	382.1	386.5
Federal, state and foreign income taxes payable	63.4	145.7
Deferred income taxes	0.5	0.8
Total Current Liabilities	780.3	871.8

Long-Term Debt, less current portion	698.6	698.3
Pension and Other Benefit Liabilities	175.7	176.0
Other Long-Term Liabilities	9.9	10.5
Income Tax Liabilities	101.2	-
Deferred Income Taxes	117.1	110.2
Total Liabilities	1,882.8	1,866.8

Minority Interest	17.3	17.2

Commitments and Contingencies (Note 8)

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,504,692 shares issued (60,457,108 shares in 2006)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 187,694 shares issued in 2007 and 2006	-	-
Capital in Excess of Par Value	119.3	117.9
Common and Class B Stock in Treasury, at cost, 6,737,588 shares (6,715,647 shares in 2006)	(355.9)	(354.7)
Retained Earnings	1,451.5	1,458.3
Accumulated Other Comprehensive Income	161.5	149.2
Total Shareholders' Equity	1,400.5	1,394.8
Total Liabilities and Shareholders' Equity	$3,300.6	$3,278.8

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Statements of Cash Flows

	(Unaudited) First Quarter Ended
Dollar Amounts in Millions	March 31, 2007	April 1, 2006
Cash Flows from Operating Activities
Net Income	$18.4	$11.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	25.2	25.0
Amortization	7.9	7.6
Deferred income taxes	9.4	2.5
Stock-based compensation expense	2.5	3.0
Gain from sale of investments available-for-sale	(2.3)	-
Loss on retirement of fixed assets	0.4	0.3
Changes in Assets and Liabilities
Trade receivables	(9.5)	39.3
Inventories	(9.4)	(20.1)
Other current assets	(14.9)	(27.8)
Other long-term assets, including equipment on operating lease	2.7	0.2
Accounts payable and accrued liabilities	(25.3)	(6.7)
Income taxes payable	(82.6)	(20.4)
Other long-term liabilities	101.8	1.3
Net Cash Provided by Operating Activities	24.3	16.0

Cash Flows from Investing Activities
Capital expenditures	(15.1)	(30.1)
Net cash paid for acquisition of businesses and other intangibles	(3.2)	(34.3)
Cash paid for investment in equity securities	(15.0)	-
Cash received from sale of investments available-for-sale	2.3	-
Other	(3.2)	(0.5)
Net Cash Used in Investing Activities	(34.2)	(64.9)

Cash Flows from Financing Activities
Repurchase of Common and Class B shares	(3.1)	(1.2)
Net repayments of notes payables	-	0.1
Repayment of long-term debt	(0.4)	(27.0)
Payment of dividends	(7.1)	(7.2)
Net Cash Used in Financing Activities	(10.6)	(35.3)

Effect of exchange rate changes on cash and cash equivalents	1.0	1.0

Net Change in Cash and Cash Equivalents	(19.5)	(83.2)

Cash and Cash Equivalents - Beginning of Period	499.9	720.6

Cash and Cash Equivalents - End of Period	$480.4	$637.4

Supplemental Cash Flow Disclosures
Cash paid for interest (net of portion capitalized)	$10.0	$11.8
Net cash payments for income taxes	$15.5	$35.8

Supplemental Schedule of Non-Cash Financing Activities
Dividends declared but not paid	$7.1	$7.1

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Notes to Financial Statements
Dollar Amounts in Millions - Except Per Share Data

1. Comprehensive Income

Comprehensive income, net of tax, consists of the following:

	First Quarter Ended
	March 31, 2007	April 1, 2006
Foreign currency translation adjustments	$11.9	$6.0
Realized losses (gains) from hedging activity	0.7	(0.5)
Employee benefit plan activity	1.5	-
Realized gains from sales of available-for-sale securities	(2.3)	-
Market value adjustments for available-for-sale securities	0.5	2.1
Other comprehensive income	12.3	7.6
Net income	18.4	11.8
Total comprehensive income	$30.7	$19.4

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
In a given period there may be outstanding stock options considered anti-dilutive as the options' exercise price was greater than the average market price of Common shares during that period and, therefore, excluded from the calculation of diluted earnings per share. Anti-dilutive stock options to purchase approximately 2.6 million shares of Common stock with exercise prices ranging from $52.47 to $83.55 were outstanding at March 31, 2007. At April 1, 2006, anti-dilutive stock options to purchase 1.3 million shares of Common stock with exercise prices ranging from $69.13 to $83.55 were outstanding.
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
The impact to net income from the Old Notes on the diluted EPS calculation was an adjustment of less than $0.1 for the first quarters of 2007 and 2006, representing the interest and amortization expense attributed to the remaining Old Notes. The effects of the Old Notes and the New Securities on dilutive shares for the first quarters of 2007 and 2006 are reflected in the table below.

The following table summarizes the amounts used to calculate basic and diluted EPS:

	First Quarter Ended
(Dollar Amounts in Millions, Share Data in Thousands)	March 31, 2007	April 1, 2006
Net Income	$18.4	$11.8

Weighted Average Basic Shares Outstanding	53,989	53,654
Effect of Dilutive Shares	1,082	2,062
Effect of Convertible Senior Notes Shares	67	67
Effect of 2004 Senior Convertible Securities Shares	-	269

Weighted Average Diluted Shares Outstanding	55,138	56,052

Basic Earnings Per Share	$0.34	$0.22

Diluted Earnings Per Share	$0.34	$0.21

3. Provision for Income Taxes

	March 31, 2007	April 1, 2006
Income before taxes and minority interest	$42.0	$24.4
Provision for income taxes	$23.1	$12.0
Effective tax rate	55.0%	49.2%

For the first quarter of 2007, the Company recorded a provision of $23.1 on pre-tax income of $42.0, representing an effective rate of 55.0 percent. The difference between the effective tax rate and the U.S. Federal statutory rate of 35.0 percent is primarily attributable to losses generated within the U.S. for which the Company did not record a corresponding tax benefit, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions, as well as the reversal of penalties and interest of $19.3 and $2.5, respectively, related to a Brazilian tax assessment recorded in periods prior to 2007 for which a tax provision was not required to be recorded.
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
In June 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. As part of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. Upon adoption of FIN 48, the Company recorded $18.2 as a cumulative effect adjustment reducing shareholders' equity, largely related to state income tax matters and partially offset by federal matters considered to be effectively settled.
As of January 1, 2007, the Company had $106.1 of unrecognized tax benefits. If recognized, approximately $85.3 would be recorded as a component of income tax expense, with the remainder having no impact to tax expense primarily due to the existence of the Company’s valuation allowance. There have been no significant changes to these unrecognized tax benefit amounts during the quarter ended March 31, 2007. The Company believes it is reasonably possible that, within the next 12 months, $12.4 of previously unrecognized tax benefits will be recorded as a result of the resolution of tax positions in U.S. and non-U.S. jurisdictions.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Statements of Income and totaled $1.9 for the quarter ended March 31, 2007. Accrued interest and penalties were $27.1 and $29.0 as of January 1, 2007 and March 31, 2007, respectively.
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction, and various state foreign jurisdictions. The following table summarizes the open tax years for each major jurisdiction:

Open Tax Years
Jurisdiction	Examination in Progress	Examination Not Yet Initiated
United States [1]	1996-2004	2005-2006
Brazil	N/A	2001-2006
Germany [1]	1993-2004	2005-2006
Spain	2003-2004	2002, 2005-2006
France	2002-2003	2004-2006
China [1]	2003-2004	1996-2002, 2005-2006
Ireland	N/A	2002-2006
Scotland	N/A	2004-2006
United Kingdom	N/A	2004-2006
Netherlands	2002	2003-2006
Japan [1]	N/A	2001-2006
Korea [1]	N/A	2001-2006

1 Includes federal as well as state or similar local jurisdictions, as applicable.

Based on the outcome of ongoing examinations, tax litigation, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits for uncertain tax positions will materially change from that which is recorded as of March 31, 2007. In addition, the outcome of these examinations may impact the reported amount of certain deferred tax assets (such as net operating losses or tax credits) and related valuation allowance, if any. Based on the number of tax years currently under examination by the relevant taxing authorities, the Company anticipates that several of these audits may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol for finalizing audits by the relevant taxing authorities, which could include formal legal proceedings, it is not possible to estimate the impact that changes in these examinations will have on the amounts previously recorded as unrecognized tax benefits. There have been no significant changes to the status of these examinations during the quarter ended March 31, 2007.
Additionally, consistent with the provisions of FIN 48, the Company reclassified certain income tax liabilities and related interest and penalties from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. As of March 31, 2007, the Company reported $101.2 of these liabilities as long-term in the Company’s Balance Sheet.

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
Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Charges related to certain significant events, although related to specific segments, are also excluded from management basis results. There were no such charges during the quarters ended March 31, 2007 or April 1, 2006. The accounting policies used to generate segment results are the same as the Company's overall accounting policies. Inter-segment sales were $147.1 and $160.8 for the quarters ended March 31, 2007 and April 1, 2006, respectively. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the tables below.

The following tables present net sales and operating income by business segment and present total company operating income for the quarters ended March 31, 2007 and April 1, 2006.

	First Quarter Ended
	March 31, 2007		April 1, 2006
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$242.1	$93.3	$247.5	$80.9
Europe	230.1	72.4	186.3	33.4
Asia	106.7	17.3	112.2	20.1
Research & Development	-	(58.3)	-	(48.4)
Global Operations & Engineering	-	(39.8)	-	(34.0)
	578.9	84.9	546.0	52.0
Corporate administration	-	(34.8)	-	(19.3)
	$578.9	$50.1	$546.0	$32.7

Net sales in markets outside the U.S. totaled $365.1 in the first quarter ended March 31, 2007 and $324.8 in the same prior-year period. Net U.S. sales totaled $213.8 in the first quarter ended March 31, 2007 and $221.2 in the same prior-year period. The Company's operations in Germany and France each generated more than 10 percent of product net sales in the first quarter of 2007 totaling $62.9 and $62.4, respectively. No other non-U.S. country, or single customer, generated more than 10 percent of total product net sales during the first quarter of 2007 or 2006.

5. Other Short- and Long-Term Investments

The Company's 2006 investment in pSivida Limited was classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. During the first quarter of 2007, the Company liquidated 1,325,352 shares and recorded a realized gain of $2.3, before taxes. As of March 31, 2007, the investment was valued at $1.6 and is included in other current assets on the Balance Sheets. The unrealized holding gain of $1.6 is reported in accumulated other comprehensive income in the Shareholders’ Equity section of the Balance Sheets. See Note 1 — Comprehensive Income for the changes in the unrealized holding gain during the quarter ended March 31, 2007.
In January 2007, the Company made an equity investment in and secured an exclusive option to purchase AcuFocus, Inc., a privately-held company, for $18.0. AcuFocus, Inc. is developing corneal inlay technology for the treatment of presbyopia. The $18.0 is included in other long-term assets on the Balance Sheets reflecting ascribed values of $15.0 and $3.0, respectively, for the cost investment and exclusive option to purchase AcuFocus, Inc.

6. Debt

As reported in the Company's Current Reports on Form 8-K filed January 31, 2007 and February 9, 2007, the Company obtained certain waivers through April 30, 2007 from the lenders under the Company's revolving credit and BV Term Loan agreements and the holders of the Company's outstanding public debt. The obligations under the credit agreements and public debt indenture with respect to filing of the delayed quarterly report for 2005 and with respect to the delayed quarterly reports for 2006 were waived permanently and irrevocably with the filing of the Company’s 2005 Form 10-K and its 2006 Form 10-K.
On May 25, 2007, the Company obtained waivers from the lenders under the Company's revolving credit and BV Term Loan agreements with respect to any default that could arise in connection with entering into the definitive merger agreement with affiliates of Warburg Pincus LLC (Warburg Pincus). See Note 13 — Subsequent Event.
As reported in the Company’s Notification of Late Filing on Form 12b-25 on May 10, 2007, the Company was unable to timely complete the work necessary to file its Quarterly Report on Form 10-Q for the first quarter of 2007. Additional waivers would have been sought from the lenders under its credit agreements and the holders of its public debt if it appeared the Company would have been unable to file its first quarter of 2007 10-Q by June 10, 2007 (which, under the credit agreements, represents the expiration of a 30 day grace period after such report was required to be filed with the Securities and Exchange Commission).

In addition, the Company failed to file its first quarter 2007 10-Q by May 25, 2007 as required by the provisions of the indenture for its public debt (which, under the indenture, represented the expiration of a 15 day grace period after the date the report was required to be filed with the Securities and Exchange Commission). After May 25, 2007, the trustee or the holders of 10 percent of the principal amount of any series of the debt outstanding may give notice of “default” to the Company. If notice had been received, the Company would have had 60 days to file the report or obtain the additional waivers from holders of its public debt.
Delivery of all required financial statements for the quarterly period ended March 31, 2007 under the credit agreements and public debt indenture was satisfied by the filing of this Quarterly Report on Form 10-Q.

7. Employee Benefits

The Company's benefit plans, which in the aggregate cover substantially all U.S. employees and employees in certain other countries, consist of defined benefit pension plans, a participatory defined benefit postretirement plan and defined contribution plans. The following table provides the components of net periodic benefit cost for the Company’s defined benefit pension plans and postretirement benefit plan for the quarters ended March 31, 2007 and April 1, 2006:

	Pension Benefit Plans		Postretirement Benefit Plan
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Service cost	$2.0	$2.2	$0.3	$0.3
Interest cost	5.4	5.0	1.4	1.4
Expected return on plan assets	(6.4)	(5.6)	(0.9)	(0.8)
Amortization of net loss	1.3	2.0	0.3	0.5
Special termination benefits	-	0.2	-	-
Net periodic benefit cost	$2.3	$3.8	$1.1	$1.4

Defined Contribution Plans The costs associated with the Company’s defined contribution plans totaled $9.8 and $9.7 for the quarters ended March 31, 2007 and April 1, 2006, respectively.

8. Commitments and Contingencies

Subsidiary Debt Guarantees The Company guarantees in writing for its subsidiaries certain indebtedness used for working capital and other obligations. Those written guarantees totaled approximately $463.2 and $463.0 at March 31, 2007 and December 30, 2006, respectively. The 2007 and 2006 written guarantees are principally attributed to the Company’s agreement to guarantee a July 2005 bank term loan facility on behalf of its Japanese subsidiary and a December 2005 bank term loan facility on behalf of its Dutch subsidiary. Outstanding balances under the guaranteed debt facilities were $424.4 and $422.3 at April 1, 2007 and December 30, 2006, respectively. From time to time, the Company may also make verbal assurances with respect to indebtedness of its subsidiaries under certain lines of credit or other credit facilities, also used for working capital.

Letters of Credit The Company had outstanding standby letters of credit totaling approximately $24.3 and $22.2 at March 31, 2007 and December 30, 2006, respectively, to ensure payment of possible workers' compensation, product liability and other insurance claims. At March 31, 2007 and December 30, 2006, the Company had recorded liabilities of approximately $11.1 and $9.7, respectively, related to workers' compensation, product liability and other insurance claims.

Guarantees The Company guarantees a lease obligation of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amounts guaranteed at March 31, 2007 and December 30, 2006 were approximately $7.5 and $7.8, respectively. In the event of default, the guarantee would require payment from the Company. Sublease rights as specified under the agreement would reduce the Company's exposure. The Company believes the likelihood is remote that material payments will be required in connection with this guarantee and, therefore, has not recorded any liabilities under this guarantee.

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

Environmental Indemnifications The Company has certain obligations for environmental remediation and Superfund matters related to current and former Company sites. There have been no material changes to estimated future remediation costs as reflected in the 2006 Form 10-K. The Company does not believe that its financial position, results of operations, or cash flows are likely to be materially affected by environmental liabilities.

Other Commitments and Contingencies The Company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business. Pending material litigation matters are discussed further in Note 11 — Other Matters. In addition to pending litigation matters, the Company may from time to time learn of alleged non-compliance with laws or regulations or other improprieties through compliance hotlines, communications by employees, former employees or other third parties, as a result of its internal audit procedures, or otherwise.
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
The Company’s policy is to comply with applicable laws and regulations in each jurisdiction in which it operates and, if the Company becomes aware of a potential or alleged violation, to conduct an appropriate investigation, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. There can be no assurance that any pending or future investigation or resulting remedial action will not have a material adverse financial, operational or other effect on the Company. The Company cannot at this time estimate with any certainty the impact of any pending litigation matters, allegations of non-compliance with laws or regulations or allegations of other improprieties on its financial position (see Note 11 — Other Matters for further discussion).

Product Warranties The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability during the year ended December 30, 2006 and for the first quarter ended March 31, 2007 were as follows:

Balance at December 31, 2005 [1]	$5.9
Accruals for warranties issued	7.9
Changes in accruals related to pre-existing warranties	(0.5)
Settlements made	(6.8)
Balance at December 30, 2006 [1]	$6.5
Accruals for warranties issued	1.0
Changes in accruals related to pre-existing warranties	(0.1)
Settlements made	(1.1)
Balance at March 31, 2007	$6.3

[1]	Warranty reserve changes during 2006, as well as the 2005 and 2006 year end balances, do not include amounts in connection with the MoistureLoc recall.

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. Changes in the Company's deferred service revenue during the year ended December 30, 2006 and for the first quarter ended March 31, 2007 were as follows:

Balance at December 31, 2005	$6.9
Accruals for service contracts	11.7
Changes in accruals related to pre-existing service contracts	(0.6)
Revenue recognized	(12.4)
Balance at December 30, 2006	$5.6
Accruals for service contracts	3.2
Changes in accruals related to pre-existing service contracts	(0.2)
Revenue recognized	(3.2)
Balance at March 31, 2007	$5.4

9. Supplemental Balance Sheet Information

	March 31, 2007	December 30, 2006
Inventories, net
Raw materials and supplies	$57.9	$54.3
Work in process	22.8	18.8
Finished products	167.6	164.3
	$248.3	$237.4

	March 31, 2007	December 30, 2006
Property, Plant and Equipment, net
Land	$20.8	$20.6
Buildings	390.2	374.1
Machinery and equipment	1,087.8	1,089.9
Leasehold improvements	26.9	26.6
Equipment on operating lease	18.6	18.1
	1,544.3	1,529.3
Less accumulated depreciation	(917.3)	(896.1)
	$627.0	$633.2

10. New Accounting Guidance

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. Further information regarding the adoption of FIN 48 is disclosed in Note 3 — Provision for Income Taxes.
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

11. Other Matters

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

Material Tax Litigation As disclosed in Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes of the 2006 Form 10-K, on May 12, 2006, the Company received a Notice of Final Partnership Administrative Adjustment from the Internal Revenue Service relating to partnership tax periods ended June 4, 1999 and December 25, 1999, for Wilmington Partners L.P. (Wilmington), a partnership formed in 1993 in which the majority of partnership interests are held by certain of the Company's subsidiaries. The Final Partnership Administrative Adjustment (FPAA) proposes adjustments increasing the ordinary income reported by Wilmington for its December 25, 1999 tax year by a total of $10.0, and increasing a long-term capital gain reported by Wilmington for that tax year by $189.9. The FPAA also proposes a $550.0 negative adjustment to Wilmington's basis in a financial asset contributed to it by one of its partners in 1993; this adjustment would also affect the basis of that partner — one of the Company's subsidiaries — in its partnership interest in Wilmington. The asserted adjustments could, if sustained in full, increase the tax liabilities of the partnership's partners for the associated tax periods by more than $200.0, plus penalties and interest. The Company has not made any financial provision for the asserted additional taxes, penalties or interest as the Company believes the asserted adjustments are not probable and estimable.
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

12. Market Withdrawal of MoistureLoc Lens Care Solution

On May 15, 2006, the Company announced a voluntary recall of its MoistureLoc lens care solution. The decision was made following an investigation into an increase in fungal infections among contact lens wearers in the United States and certain Asian markets. The Company’s decision to recall the product represented a subsequent event occurring prior to filing its 2005 Annual Report on Form 10-K, but related to product manufactured and sold in 2005. In accordance with GAAP, the Company recorded certain items associated with the recall in its 2005 financial results. The adjustments were recorded as 2005 third-quarter events, because that was the earliest reporting period for which the Company had not filed quarterly financial results on Form 10-Q. The Company incurred additional charges, primarily in Europe, associated with the MoistureLoc recall for product manufactured and sold in 2006. These charges reduced first quarter 2006 earnings before income taxes by $26.7 and net income by $19.6 or $0.35 per share (based on local statutory rates), of which approximately $19.1 is associated with sales returns and other reductions to reported net sales. The voluntary recall has been further described in the Company’s 2005 Form 10-K and its 2006 Form 10-K.

13. Subsequent Event

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

The MD&A includes a non-GAAP measure, “constant currency,” which we use as a key performance metric in assessing organic business growth trends. Constant-currency results are calculated by translating actual current- and prior-year local currency revenues and expenses at the same predetermined exchange rates. The translated results are then used to determine year-over-year percentage increases or decreases that exclude the impact of currency. Since a significant portion of our revenues are derived in markets outside the United States, we monitor constant-currency performance for Bausch & Lomb in total as well as for each of our business segments. In addition, we use constant-currency results to assess non-U.S. operations' performance against yearly targets for the purpose of calculating bonuses for certain regional employees.
As more fully described in the Recent Developments section and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 12 — Market Withdrawal of MoistureLoc Lens Care Solution, in May 2006 we instituted a worldwide recall of ReNu with MoistureLoc contact lens care solution (MoistureLoc). Charges associated with this recall were recorded in the third quarter of 2005 and in the first quarter of 2006. In the discussion of operating performance which follows, we have quantified the charges, and in some cases have provided certain information about growth rates and operating ratios prior to the recording of the charges. We believe this additional disclosure is useful and relevant because it provides a basis for understanding underlying business performance independent of this unusual situation.

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
The decision to withdraw the product negatively impacted full-year 2006 financial performance, as further discussed below, and likely will impact performance in 2007. In addition to the charges described above, performance was hampered by the impact from lost MoistureLoc revenues; lower revenues for other lens care products, reflecting market share losses caused by trade and consumer uncertainty; negative collateral effect on our contact lens and pharmaceuticals categories, primarily in Asia; and higher expenses associated with the recall, legal expenses associated with product liability lawsuits, and increased promotional expense to regain distribution and brand equity in the lens care category. For an additional discussion on the market withdrawal of MoistureLoc, see Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 12 — Market Withdrawal of MoistureLoc Lens Care Solution.

Brazilian Tax Assessment During March 2007, we received formal notification of amnesty by the state government of Sao Paolo as it relates to a Brazilian tax assessment recorded in periods prior to 2007. The reversal of penalties and interest of $19 and $3, respectively, has been reflected in our first-quarter 2007 results. On an after-tax basis, the reversal of the tax assessment and interest increased first-quarter 2007 earnings per share by $0.39.

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

Material Tax Litigation As disclosed in Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes of the 2006 Form 10-K, on May 12, 2006, the Company received a Notice of Final Partnership Administrative Adjustment from the Internal Revenue Service relating to partnership tax periods ended June 4, 1999 and December 25, 1999, for Wilmington Partners L.P. (Wilmington), a partnership formed in 1993 in which the majority of partnership interests are held by certain of the Company's subsidiaries. The Final Partnership Administrative Adjustment (FPAA) proposes adjustments increasing the ordinary income reported by Wilmington for its December 25, 1999 tax year by a total of $10, and increasing a long-term capital gain reported by Wilmington for that tax year by $190. The FPAA also proposes a $550 negative adjustment to Wilmington's basis in a financial asset contributed to it by one of its partners in 1993; this adjustment would also affect the basis of that partner — one of the Company's subsidiaries — in its partnership interest in Wilmington. The asserted adjustments could, if sustained in full, increase the tax liabilities of the partnership's partners for the associated tax periods by more than $200, plus penalties and interest. The Company has not made any financial provision for the asserted additional taxes, penalties or interest as the Company believes the asserted adjustments are not probable and estimable.
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

Financial Overview

Reported net income was $18 or $0.34 per share for the 2007 first quarter, compared to $12 or $0.21 per share for the same quarter in 2006.

Net Sales by Geographic Region and Business Segment

Geographic Net Sales The following table summarizes net sales by geographic region.

	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency	Percent of Total Company Net Sales
Quarter Ended March 31, 2007
Non-U.S.	$365.1	12%	6%	63%
U.S. [1]	213.8	(3%)	(3%)	37%
Total Company	$578.9	6%	2%

Quarter Ended April 1, 2006
Non-U.S. [2]	$324.8	(5%)	1%	59%
U.S. [1]	221.2	4%	4%	41%
Total Company	$546.0	(2%)	2%

1  U.S. revenues represented approximately 90% of the Americas segment revenue in each year.
[2]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 12 — Market Withdrawal of MoistureLoc Lens Care Solution. Charges associated with the recall reduced non-U.S. net sales by $19.1.

Business Segment Net Sales We are organized on a regionally based management structure for commercial operations, with our research and development and product supply functions managed on a global basis. Our business segments are the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research & Development organization; and the Global Operations & Engineering organization. In each geographic segment, we market products in five categories: contact lens, lens care, pharmaceuticals, cataract/vitreoretinal, and refractive. The contact lens category includes traditional, planned replacement disposable, daily disposable, multifocal, and toric soft lenses and rigid gas permeable (RGP) lenses and materials. The lens care category includes multipurpose solutions, cleaning and conditioning solutions for RGP lenses, re-wetting drops and saline solutions. The pharmaceuticals category includes generic and proprietary prescription ophthalmic drugs, ocular vitamins and over-the-counter (OTC) medications. The cataract/vitreoretinal category includes intraocular lenses (IOLs), phacoemulsification and vitreoretinal surgical equipment and related disposable products, hand-held surgical instruments, viscoelastics and other products used in cataract/vitreoretinal surgery. The refractive category includes lasers, microkeratomes, diagnostic equipment and other products and equipment used in refractive surgery. There are no transfers of products between product categories.

The following table summarizes net sales by business segment:

	Net Sales	Percent of Total Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency
Quarter Ended March 31, 2007
Americas	$242.1	42%	(2%)	(2%)
Europe	230.1	40%	24%	13%
Asia	106.7	18%	(5%)	(6%)
Total Company	$578.9		6%	2%

Quarter Ended April 1, 2006 [1]
Americas	$247.5	45%	5%	4%
Europe	186.3	34%	(14%)	(6%)
Asia	112.2	21%	10%	16%
Total Company	$546.0		(2%)	2%

[1]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 12 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and other sales adjustments associated with the recall reduced Americas region net sales by $0.6, Europe region net sales by $18.0 and Asia region net sales by $0.5.

Consolidated net sales increased 6 percent compared to 2006 on a reported basis, and increased 2 percent in constant currency. Prior-year sales include $19 in provisions for customer returns and rebate provisions associated with the voluntary recall of MoistureLoc contact lens solution. Excluding the MoistureLoc recall charges, first-quarter net sales increased 2 percent from 2006, and decreased 1 percent in constant currency.

•
Americas segment net sales decreased 2 percent from 2006, with gains in contact lenses, pharmaceuticals and cataract/vitreoretinal products more than offset by lower sales in the lens care and refractive surgery categories.

•
Europe segment net sales increased 24 percent on a reported basis and 13 percent in constant currency, largely due to $18 in charges associated with the MoistureLoc recall in 2006 compared to no such provisions in the current year. Excluding the charges, Europe net sales were up 13 percent from 2006 on a reported basis, and were up 3 percent in constant currency, with gains in all product categories except for lens care (reflecting lost MoistureLoc revenues and market share declines following the recall) and cataract/vitreoretinal (where sales were essentially flat with the prior year on a constant-currency basis).

•	Asia segment net sales declined 5 percent as compared to 2006, or 6 percent in constant currency. Sales were lower in all product categories except for lens care.

A more detailed discussion of net sales trends by geographic region follows.

Americas

The following table summarizes percentage net sales increases for the Americas region by product category:

	2007 vs. 2006 Percent Increase (Decrease)
	Actual Dollars	Constant Currency
Contact Lens	7%	7%
Lens Care	(24%)	(24%)
Pharmaceuticals	9%	9%
Cataract/vitreoretinal	1%	1%
Refractive	(3%)	(3%)
Total Americas	(2%)	(2%)

•
Contact lens category growth in the 2007 first quarter was due to higher sales of PureVision silicone hydrogel contact lenses, which led to overall higher sales of specialty contact lens products. Total sales of toric contact lenses for people with astigmatism grew more than 5 percent in the first quarter, with total sales of multifocal contact lenses for people with presbyopia up close to 10 percent. As expected, sales of our SofLens brands of disposable, traditional hydrogel contact lenses declined in the Americas region in the first quarter reflecting market shifts to silicone hydrogel platforms.

•
First-quarter 2007 lens care sales were slightly better than our expectations. Overall lower sales reflected the lack of MoistureLoc revenues in the current year, combined with market share losses for our other lines of multipurpose solutions following the recall. We are continuing to execute a variety of programs with the goal of regaining market share over the course of 2007.

•
Pharmaceuticals sales gains reflected higher sales of Lotemax and Zylet steroid drops, due to continued strong growth in prescriptions written for both products versus the same period in 2006, combined with higher sales of ocular vitamins. Prescriptions for Alrex prescription allergy drops continued to grow, but net sales declined in the first quarter, reflecting the timing of distributor purchases. Sales of generic otic suspensions also declined as compared to the year-ago period.

•
Higher sales of cataract/vitreoretinal products were due to our lines of IOLs, largely offset by lower sales of phacoemulsification products. Sales of IOLs increased nearly 10 percent on a constant currency basis compared to the first quarter of 2006, led by our SofPort lines of silicone IOLs incorporating aspheric optics.

•
Refractive category performance in the 2007 first quarter was mainly due to lower procedure card sales, reflecting the loss of a large U.S. customer contract late in 2006. These factors were somewhat mitigated by higher service revenues and equipment sales.

Europe

The following table summarizes percentage net sales increases for the Europe region by product category:

	2007 vs. 2006 Percent Increase (Decrease)
	Actual Dollars	Constant Currency
Contact Lens	18%	8%
Lens Care [1]	NM	NM
Pharmaceuticals	20%	10%
Cataract/vitreoretinal	8%	(1%)
Refractive	25%	15%
Total Europe	24%	13%

[1]
NM denotes “not meaningful.” 2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 12 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and other reductions to sales associated with the recall reduced Europe region net sales by $18.0, resulting in a calculated growth rate of more than 100 percent.

•
Contact lens sales gains are primarily attributable to higher sales of PureVision silicone hydrogel contact lenses (including incremental sales of PureVision Multi-Focal contact lenses, which were launched in the region in the third quarter of 2006), somewhat offset by lower sales of older lines of contact lenses we are discontinuing as consumers’ preferences shift to silicone hydrogel materials. Sales of one-day contact lenses declined slightly as compared to the prior-year period. We believe that trend should reverse as we move through 2007, based on enthusiastic doctor and patient response to our SofLens Daily Disposable contact lens, which we launched late in 2006 in the region.

•
Reported lens care sales growth in the first quarter of 2007 reflects the impact of sales returns and other sales adjustments associated with the MoistureLoc recall that were recorded in the prior year. Excluding those items, European lens care sales were down 12 percent on a reported basis and 18 percent in constant currency, due to lost MoistureLoc sales and market share declines for our lines of soft contact lens solutions following the recall, somewhat offset by growth in sales of solutions for rigid gas permeable contact lenses.

•
Constant-currency European pharmaceuticals sales growth in the first quarter of 2007 was mainly attributable to higher sales for our lines of products for treating dry eye, allergy and inflammation, combined with higher sales of ocular vitamins. Those gains were somewhat offset by declines for our lines of certain non-ophthalmic products in our German OTC portfolio.

•
Constant-currency sales declines in the cataract/vitreoretinal category were mainly due to lower sales of phacoemulsification products, as customers delayed purchases prior to the launch of our new Stellaris vision enhancement system later in 2007. Lower sales of hand-held surgical instruments and viscoelastics were also contributing factors. Constant-currency IOL sales were up about 5 percent, mainly due to the Akreos line of acrylic IOLs.

•
First-quarter 2007 refractive surgery sales growth in Europe was mainly due to increased sales of capital equipment and upgrades, combined with higher revenues from annuity products such as per-procedure cards and microkeratome blades.

Asia

The following table summarizes percentage net sales increases for the Asia region by product category:

	2007 vs. 2006 Percent Increase (Decrease)
	Actual Dollars	Constant Currency
Contact Lens	(4%)	(5%)
Lens Care	22%	20%
Pharmaceuticals	(28%)	(30%)
Cataract/vitreoretinal	1%	(3%)
Refractive	(20%)	(22%)
Total Asia	(5%)	(6%)

•
First-quarter 2007 contact lens sales declines in Asia were mainly due to Japan, where a change in accounting methodology for sales to two large distributors impacted year-over-year comparisons. In the first quarter of 2006, shipments to these distributors were accounted for as consignment sales, and we recorded revenue when the distributors sold product to their customers. Due to reductions in the amount of inventory carried by these distributors throughout 2006, the inventory no longer exceeded the threshold levels established for the distributors. In accordance with our revenue recognition policy, starting in the fourth quarter of 2006 we are recording revenues upon shipment to the distributors. Sell-through of product by the distributors in the first quarter of 2006 exceeded shipments to them in the first quarter of 2007. Elsewhere in Asia, contact lens sales were essentially flat with the prior year on a constant-currency basis. Encouragingly, in China, where contact lens sales had been negatively impacted by the MoistureLoc recall for much of 2006, constant-currency sales increased more than 20 percent.

•
Lens care sales increased in most markets in the Asia region in the first quarter of 2007. In China, sales were up significantly as the market responded favorably to our programs designed to regain distribution and market share. Higher sales returns in that market in 2006 associated with trade response to the outbreak of fungal infections also were a factor in reported year-over-year net sales growth.

•
Pharmaceuticals sales declines in the first quarter of 2007 were primarily due to the timing of finalizing annual contracts with distributors and retail accounts in China. Additionally, we decided in the second half of 2006 to adopt a distributor model for certain non-ophthalmic products formerly sold directly through our sales force, resulting in year-over-year reported sales declines for those lines of products.

•
In the cataract/vitreoretinal category, sales of IOLs increased approximately 5 percent on a constant-currency basis, led by sales of acrylic IOLs, which were up close to 40 percent as we introduce the Akreos brand into additional markets. Those gains were more than offset by lower sales of phacoemulsification products and hand-held surgical instruments.

•	Refractive category sales declines in Asia in the first quarter of 2007 mainly reflected lower laser placements, partially offset by increased service revenues and higher sales of per procedure cards.

Net Sales by Product Category

The following table presents total Company net sales by product categories for the first quarters of 2007 and 2006:

	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency
Quarter Ended March 31, 2007
Contact Lens	$185.7	7%	4%
Lens Care	97.5	3%	1%
Pharmaceuticals	168.2	9%	4%
Cataract/vitreoretinal	95.2	4%	-%
Refractive	32.3	1%	(2%)
Total Company	$578.9	6%	2%

Quarter Ended April 1, 2006
Contact Lens	$173.7	1%	6%
Lens Care [1]	94.5	(26%)	(25%)
Pharmaceuticals	154.5	18%	24%
Cataract/vitreoretinal	91.5	2%	6%
Refractive	31.8	(8%)	(6%)
Total Company	$546.0	(2%)	2%

[1]
2006 lens care amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 12 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and other sales adjustments associated with the recall reduced first-quarter lens care net sales by $19.1.

•
Contact lens sales growth was due to higher sales of PureVision silicone hydrogel contact lenses which resulted in overall higher sales of toric and multifocal products, partially offset by declines for older technology products due to ongoing product rationalization initiatives.

•
Lens care sales gains in the 2007 first quarter mainly reflect the impact of $19 of provisions associated with the MoistureLoc recall that reduced prior-year figures. Excluding those provisions, lens care sales declined 14 percent on a reported basis and 16 percent in constant currency, reflecting lost MoistureLoc sales and lower market share for our lines of multipurpose solutions following the recall.

•
Higher pharmaceuticals sales were attributable to growth for our lines of anti-inflammatory, combination and dry eye products and ocular vitamins, somewhat offset by lower sales of allergy products and non-ophthalmic OTC and generic drugs.

•	Cataract/vitreoretinal product category sales in the first quarter of 2007 reflected higher sales of IOLs, offset by lower sales of phacoemulsification products.
•
Constant-currency refractive category declines were primarily due to lower procedure card revenues, as the impact of the late 2006 loss of a large U.S. customer more than offset higher card sales in both Europe and Asia. Lower sales of excimer lasers and microkeratomes were also factors.

Costs and Expenses and Operating Earnings

The following tables show operating costs and expenses as a percentage of sales for the first quarters of 2007 and 2006:

	2007	2006

Cost of Products Sold	42.8%	43.8%
Selling, Administrative and General	39.9%	42.2%
Research and Development	8.7%	8.0%

Cost of products sold was $248 in the first quarter of 2007 and $239 in the first quarter of 2006. The 2006 amount reflects the $5 gross margin impact of charges associated with the MoistureLoc recall. Excluding those charges, the ratio of cost of products sold to sales was 41.4 percent in 2006. As compared to this adjusted figure, the increase in the cost of products sold to sales ratio in 2007 is mainly due to sales mix and higher manufacturing variances resulting from lower solutions production volumes. Foreign currency exchange rate changes had a negative effect on the gross margin ratio in the first quarter of 2007 and a positive effect on the gross margin ratio in the first quarter of 2006.
Selling, administrative and general expenses (SGA) totaled $231 in the first quarters of both 2007 and 2006. The 2007 amount included a $19 reversal of general administrative expenses to reflect the amnesty on the Brazilian tax assessment described in Recent Developments above. Offsetting that benefit were higher legal fees associated with the various product liability and shareholder lawsuits that have been asserted against the Company, along with higher expenses associated with executive post-retirement benefit programs, which had benefited in 2006 from the receipt of proceeds under a life insurance policy following the death of a former officer. The insurance policy was used as a funding vehicle for the plan, and the proceeds were recorded as an offset to expense.
R&D expenses totaled $50 in the 2007 first quarter, compared to $44 in 2006, mainly reflecting continued advancement of various product development programs across our business lines.
As a result of the above factors, operating earnings for the first quarter of 2007 totaled $50, compared to $33 in 2006 and represented 8.6 percent of net sales, compared to 6.0 percent for the same 2006 period. Excluding the impact of the income associated with the Brazilian tax amnesty and the MoistureLoc recall, operating earnings represented 5.3 percent of sales in 2007 compared to 10.5 percent of sales in 2006.

Non-Operating Income and Expense

Other Income and Expense Interest and investment income was $9 in the first quarters of both 2007 and 2006. In 2007, the impact of lower income on lower average investment balances and higher mark-to-market expense on deferred compensation assets was essentially offset by gains recognized on the sale of equity investments.
Interest expense was $15 in the first quarter 2007 and $16 in the first quarter of 2006. The decline from the prior year reflects the reversal of $2 previously recorded interest obligations associated with the Brazilian tax amnesty described in Recent Developments above, lower interest due to our retiring debt in the second quarter of 2006, partially offset by higher 2007 waiver and consent fees associated with our bank and public debt issuances and higher rates on floating-rate debt.
Net foreign currency losses were $2 in 2007 and $1 in 2006 and reflect our ongoing foreign exchange hedging programs.

Income Taxes For the first quarter of 2007, the Company recorded a provision of $23 on pre-tax income of $42, representing an effective rate of 55.0 percent. The difference of $8 between the recorded provision of $23 and the provision of $15 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions. Other significant items that result in a difference from the statutory tax rate include the reversal of penalties and interest related to a Brazilian tax assessment recorded in periods prior to 2007 for which a tax provision was not required to be recorded; increase in reserves for uncertain tax positions; and tax charges related to potential interest and penalties associated with uncertain tax positions.

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
Our effective tax rate is based on nonrecurring events as well as recurring factors including the geographic mix of income before taxes and the related tax rates in those jurisdictions. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the remainder of the year will approximate 35 percent, excluding the effects of any future discrete events and we expect our full year 2007 tax rate to be approximately 39 percent.
As more fully described in Note 10 — Provision for Income Taxes to the consolidated financial statements in the 2006 Form 10-K, the Company maintains a valuation allowance against its U.S. net deferred tax assets and this continues to the case at March 31, 2007. We will continue to maintain this valuation allowance until an appropriate level of U.S. profitability is sustained or we are able to develop prudent and feasible tax planning strategies that enable us to conclude that it is more likely than not that our U.S. deferred tax assets are realizable. Until then, we will not record tax benefits on losses generated in the United States
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective January 1, 2007. Upon adoption of FIN 48, the Company recorded $18.2 as a cumulative effect adjustment reducing shareholders' equity, largely related to state income tax matters and partially offset by federal matters considered to be effectively settled. Refer to Note 3 — Provision for Income Taxes to the consolidated financial statements for additional information.

Liquidity and Financial Resources

Cash and equivalents totaled $480 at the end of the first quarter of 2007, compared to $637 in the first quarter of 2006 and $500 at the end of 2006.

Cash Flows from Operating Activities We generated cash of $24 from operating activities in the first quarter of 2007. Positive earnings (adjusted for non-cash items) were somewhat offset by payments for taxes and interest, combined with higher accounts receivable and inventories. The Statement of Cash Flows reflects a non-cash reclassification between income taxes payable and long-term liabilities of $100 made in connection with the adoption of FIN 48 in the first quarter of 2007 (see additional discussion in Note 3 - Provision for Income Taxes). We generated cash of $16 from operating activities in the first quarter of 2006. Positive earnings and lower accounts receivable were somewhat offset by higher inventories, other current assets and by income tax payments. Average days sales outstanding (DSO) were 68 days in the first quarter of both 2007 and 2006.

Cash Flows from Investing Activities We used $34 for investing activities in the first quarter of 2007, mainly reflecting $18 associated with an equity investment in and option to purchase AcuFocus, Inc., a privately-held company, and capital spending of $15, largely for new lines of automated equipment for the manufacture of one-day contact lenses and expenditures associated with the development of new contact lens technologies. In the first quarter of 2006, we used $65 for investing activities, mainly related to the acquisition of businesses and capital expenditures. Acquisition-related cash outflows totaled $34 and were primarily associated with final payment for Freda and the purchase of certain intellectual property rights in the cataract product category. Capital spending of $30 mainly reflected the installation of additional contact lens manufacturing equipment and the ongoing expansion of our U.S. R&D facility.

Cash Flows from Financing Activities We used $11 for financing activities in the first quarter of 2007. Major outflows were $7 to pay dividends and $3 to purchase shares of our Common stock under our ongoing share repurchase authorization, stock compensation plans and deferred compensation plans. Shares repurchased pursuant to the Company's authorized purchase programs were 15,250 of shares at an average price of $51.51 through private transactions with the rabbi trust for our deferred compensation plan. We used $35 in financing activities in the first quarter of 2006. The 2006 outflows included $27 to repay borrowings against a line of credit that had been used to finance the Freda acquisition; $7 to pay dividends; and $1 to purchase 11,489 of shares of our Common stock at an average price of $68.95 through private transactions with the rabbi trust for our deferred compensation plan.

Sources of Liquidity Our long-term borrowings, including current portion, totaled $833 at the end of March 2007, compared to $833 at the end of 2006 and $965 in the year-ago quarter. The decrease from the year-ago period primarily reflects debt retired as part of our June 2006 tender offer. The ratio of total debt to capital was 37.3 percent as of March 2007, compared to 37.4 percent at year-end 2006 and 42.6 percent in March 2006.
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

Credit Facilities We currently have in place a five-year, $400 syndicated revolving credit facility expiring in 2010. The terms of the facility include our option to increase the limit to $550 at any time during the five-year term. The interest rate under the agreement is based on our credit rating and, at our option, LIBOR or the base rate of one of the lending banks. The credit facility includes financial covenants requiring us to maintain certain EBITDA to interest and debt ratios. In the event a violation of the financial covenants occurs, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. In November 2005, and subsequently in February, May, August and December 2006 and January 2007, we obtained waivers from our banks of any breach of representation or covenant under the revolving credit agreement related to, or any default associated with, the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50 in aggregate. The waivers also extended the deadline to file our required annual financial statements for 2005 (including restatements for certain prior periods) and 2006 until April 30, 2007. Delivery of all financial statements for 2006 required by our financial reporting obligations under the revolving credit facility was satisfied by the filing of our 2006 Form 10-K and delivery of all required financial statements for 2005 was satisfied when we filed our 2005 Form 10-K. The impact of the Brazil and Korea investigations did not exceed $50 in aggregate as discussed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of our 2005 Form 10-K. In April 2007, we obtained amendments to modify the financial covenants for the fourth quarter of 2006 from our banks amending the debt covenants to ensure there were no breaches of our financial covenants under the revolving credit agreement.
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
There were no violations of our financial covenants during the quarter ended March 31, 2007. We had no outstanding borrowings under syndicated revolving credit agreements as of March 31, 2007 or December 30, 2006.
A number of subsidiary companies outside the United States have credit facilities to meet their liquidity requirements. There were no outstanding borrowings under these non-U.S. credit facilities as of March 31, 2007 or December 30, 2006.

Bank Term Loans In November 2005, our Dutch subsidiary entered into a $375 BV Term Loan. The facility involves a syndicate of banks and is guaranteed by us. The December 2005 borrowing under the BV Term Loan was a component of our efforts to repatriate foreign earnings from non-U.S. legal entities under the provisions of the AJCA (see Note 10 — Provision for Income Taxes of our 2006 Form 10-K for further discussion of the AJCA). Borrowings under the BV Term Loan totaled $375 at March 31, 2007 and December 30, 2006, and are due in December 2010, unless otherwise extended under the terms of the agreement. The interest rate is based on six-month LIBOR and is reset on a semiannual basis. The BV Term Loan includes covenants which require us to maintain certain EBITDA to interest and debt ratios. The initial interest rate was set at 5.0 percent. In February, May, August and December 2006, and again in January 2007, we obtained waivers from our banks of any breach of representation or covenant under the term loan agreement related to, or any default associated with, the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50 in aggregate. The waivers also extended the deadline to file annual financial statements for 2005 (including restatements for certain prior periods) and 2006 until April 30, 2007. Delivery of all required financial statements for 2006 required by our financial reporting obligations under the term loan facility was satisfied by the filing of the 2006 Form 10-K and delivery of all required financial statements for 2005 was satisfied when we filed our 2005 Form 10-K. The impact of the Brazil and Korea investigations did not exceed $50 in aggregate as discussed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of our 2005 Form 10-K. In April 2007, we obtained amendments to modify the financial covenants for the fourth quarter of 2006 from our banks amending the debt covenants to ensure there were no breaches of our financial covenants under the BV Term Loan during the fiscal year ended December 30, 2006.
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
There were no violations of our financial covenants during the quarter ended March 31, 2007.
In July 2005, we agreed to guarantee, on behalf of our Japanese subsidiary, a variable-rate bank term loan facility denominated in Japanese yen, in an amount approximately equivalent to $50. This term loan was also established in connection with the repatriation of foreign earnings under the provisions of the AJCA. The facility will mature in July 2010. The outstanding borrowings under this Japanese term loan were approximately $47 at March 31, 2007 and December 30, 2006. The Japanese term loan covenants require our subsidiary to submit its statutory financial statements to the lenders once a year and to maintain a positive balance of net assets.
There were no covenant violations under the Japanese term loan during the quarter ended March 31, 2007 or the year ended December 30, 2006.

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

Access to Financial Markets As of March 31, 2007, our long-term debt was rated BBB by Standard & Poor's, BBB- by Fitch Ratings, and Ba1 by Moody's Investors Service. Our ratings were on credit watch at both Moody’s and Fitch. All three rating agencies described our outlook as negative.
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

Working Capital Working capital was $636 and $624 at the end of the first quarter of 2007 and 2006, respectively. At year-end 2006, working capital was $530. The current ratio was 1.8 at the end of the first quarter of 2007, 1.7 at the end of the first quarter of 2006 and 1.6 at year-end 2006.

Other Financial Data

Dividends Our Board of Directors declared dividends of $0.13 per share on our Common stock in the first quarters of both 2007 and 2006.

Return on Equity Return on average shareholders' equity was 1.6 percent in the twelve months ended March 31, 2007 and negative 0.2 percent for the twelve months ended April 1, 2006.

Off-Balance Sheet Arrangements and Contractual Obligations

In our 2006 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At March 31, 2007, there have been no material changes to off-balance sheet arrangements or contractual obligations outside the ordinary course of business other than changes resulting from the adoption of FIN 48 as described in the Non-Operating Income and Expense, Income Taxes section above.

Critical Accounting Policies

For a discussion of the Company's critical accounting policies, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Form 10-K.

New Accounting Guidance

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. Further information regarding the adoption of FIN 48 is disclosed in Note 3 — Provision for Income Taxes.
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

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words “anticipate”, “appears”, “foresee”, “should”, “expect”, “estimate”, “project”, “will”, “are likely” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future Company performance, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions and in many cases those with a material impact, have, in many but not all cases, been identified in connection with specific forward-looking statements. Forward-looking statements are subject to risks and uncertainties including, without limitation: the inability of the Company to achieve the various marketing and selling objectives described above or to achieve the stabilization of expenses described above; the inability to successfully return the Company’s lens care products to certain markets; changes in the competitive landscape; the inability to recoup lost market share; general global and local economic, political and sociological conditions including, without limitation, periods of localized disease outbreak and the effect on economic, commercial, social and political systems caused by natural disasters (such as, without limitation, earthquakes, hurricanes/typhoons, tornadoes and tsunamis); changes in such conditions; the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the Company’s businesses compete; effects of war or terrorism; changing currency exchange rates; the general political climate existing between and within countries throughout the world; events affecting the ability of the Company to timely deliver its products to customers, including those which affect the Company’s carriers’ ability to perform delivery services; changing trends in practitioner and consumer preferences and tastes; changes in technology; medical developments relating to the use of the Company’s products; competitive conditions, including entries into lines of business of the Company by new or existing competitors, some of whom may possess resources equal to or greater than those of the Company; the impact of product performance or failure on other products and business lines of the Company; success of the Company's compliance initiatives to detect and prevent violations of law or regulations; the results of pending or future investigations by the Company of alleged failure of the Company to comply with applicable laws or regulations; legal proceedings initiated by or against the Company, including those related to securities and corporate governance matters, products and product liability, commercial transactions, patents and other intellectual property, whether in the United States or elsewhere throughout the world; the impact of Company performance on its financing costs; enactment of new legislation or regulations or changes in application or interpretation of existing legislation or regulations that affect the Company; changes in government regulation of the Company’s products and operations; the Company's compliance with, and changes in governmental laws and regulations relating to the import and export of products; government pricing changes and initiatives with respect to healthcare products in the United States and throughout the world; changes in private and regulatory schemes providing for the reimbursement of patient medical expenses; changes in the Company’s credit ratings or the cost of access to sources of liquidity; the Company’s ability to maintain positive relationships with third-party financing resources; the financial well-being and commercial success of key customers, development partners and suppliers; changes in the availability of and other aspects surrounding the supply of raw materials used in the manufacture of the Company’s products; changes in tax rates or policies or in rates of inflation; the uncertainty surrounding the future realization of deferred tax assets; changes in accounting principles and the application of such principles to the Company; the performance by third parties upon whom the Company relies for the provision of goods or services; the ability of the Company to successfully execute marketing strategies; the ability of the Company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies in the United States and throughout the world; the ability of the Company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations in the United States and throughout the world; investment in research and development; difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products; the successful completion and integration of acquisitions by the Company; risks associated with the Company's transaction with Warburg Pincus; the successful relocation of certain manufacturing processes; the Company’s implementation of changes in internal controls; the Company’s success in the process of management testing, including the evaluation of results, and auditor attestation of internal controls, as required under the Sarbanes-Oxley Act of 2002; the occurrence of a material weakness in the Company’s internal controls over financial reporting, which could result in a material misstatement of the Company’s financial statements; the Company’s ability to correct any such weakness; the Company’s success in continuing to introduce and implement its enterprise-wide information technology initiatives, including the corresponding impact on internal controls and reporting; the effect of changes within the Company’s organization, including the selection and development of the Company’s management team and such other factors as are described in greater detail in the Company’s filings with the Securities and Exchange Commission, including, without limitation, Item 1-A. Risk Factors of the Company’s 2006 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company's exposure to market risk during the first three months of 2007. For a discussion of the exposure to market risk, refer to the section entitled Market Risk as set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, incorporated by reference in the Company's 2006 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chairman and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file this Quarterly Report on Form 10-Q within the statutory time period, the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer have concluded that, as of March 31, 2007, the Company's disclosure controls and procedures were not effective.
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As more fully described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of our 2006 Annual Report, management identified the following material weaknesses in our internal control over financial reporting as of December 30, 2006, which also existed as of March 31, 2007:
The Company did not: (1) maintain an effective control environment because the Company did not (i) adequately and consistently reinforce the importance of adherence to controls and the Company's code of conduct; and (ii) maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of GAAP; and (2) maintain effective controls over the determination and reporting of its income tax payable, deferred income tax assets and liabilities, the related valuation allowances, income tax expense and indirect taxes.

Remediation of Material Weaknesses

The Company has engaged in, and is continuing to engage in, substantial efforts to address the material weaknesses in its internal control over financial reporting.
As more fully described in the Remediation of Certain Material Weaknesses in Internal Control Over Financial Reporting section of Item 9A of the 2006 Form 10-K, the remediation that occurred prior to December 30, 2006, involved: (1) terminating or replacing several individuals within our Brazilian, Korean and Asian operations; (2) appointing a Vice President, Compliance and a Vice President, Financial Compliance; (3) expanding management’s ongoing communications regarding importance of adherence to internal controls and Company policies; (4) realigning the global finance organization and modifying performance objectives to be more heavily weighted to internal control and financial reporting; (5) instituting a comprehensive fraud and compliance risk assessment program; (6) formalizing and augmenting entity wide and corporate monitoring controls; (7) holding a global controller’s conference focusing on areas identified in the material weaknesses; (8) expanding the staff and coverage of Internal Audit; and (9) completing a comprehensive review of accounting for income taxes including certain deferred tax assets and liabilities, taxes payable and tax reserves.
As more fully described in the Ongoing Remediation of Material Weaknesses in Internal Control Over Financial Reporting section of Item 9A of the 2006 Form 10-K, the ongoing remediation efforts subsequent to December 30, 2006 have been focused on: (1) providing additional training to finance, accounting and tax professionals regarding new and evolving areas in US GAAP; (2) implementing a training program for certain non-finance employees on integrity of financial reporting and controls and ethics and compliance; (3) revising the Company Code of Conduct and other related policies; (4) initiating a process to improve proper tracking of deferred tax assets and liabilities; (5) adding regional tax resources with indirect tax expertise to address VAT, customs and other indirect taxes; (6) hiring and training additional senior tax staff with expertise in accounting for income taxes; and (7) redesigning internal controls around income taxes.
The Company believes that the completed remediation actions described above have further improved our internal control over financial reporting. The Company continues to work to remediate the material weaknesses noted above as soon as practicable.

Changes in Internal Control Over Financial Reporting During the first quarter of 2007, the Company continued to implement its global enterprise reporting system at its commercial and global operations businesses including the Company's U.S. Pharmaceuticals operations. As described above, there were changes in the Company's internal control over financial reporting that occurred throughout 2006 and continue in 2007 to remediate the 2006 material weaknesses that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. In addition, the Company announced the retirement of its Chief Financial Officer and the appointment, effective immediately, of a new Chief Financial Officer. The Company is continuing to implement the global enterprise reporting system, and in that process, expects that there will be future material changes in internal controls as a result of this implementation.

Part II Other Information

Item 1. Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11 — Other Matters, and such information is incorporated by reference in this Item 1 of Part II.

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

In addition to the above and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2006 Form 10-K filed, which could materially affect our business, financial condition or future results. The risks described in our 2006 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table summarizes the Company's purchases of its Common stock for the three months ended March 31, 2007:

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs [2,3]	Maximum Number of Shares that May Yet Be Purchased Under the Programs [2,3]
December 31, 2006 - January 27, 2007	2,869	$53.78	2,564	2,182,741
January 28, 2007 - February 24, 2007	48,792	$53.92	7,627	2,175,114
February 25, 2007 - March 31, 2007	5,059	$49.34	5,059	2,170,055
Total	56,720	$53.51	15,250	2,170,055

[1]
Shares purchased during the first quarter ended March 31, 2007 include purchases pursuant to a publicly announced repurchase program (see footnote 2 below), stock compensation plans and deferred compensation plans.

[2]
On January 27, 2004, the Board of Directors authorized a program to repurchase up to two million shares of the Company's outstanding Common stock. There is no expiration date for this program. During the first quarter ended March 31, 2007, 15,250 shares were repurchased at an average price of $51.51. Shares repurchased after November 2005 were primarily through private transactions with the rabbi trust for the Company's Deferred Compensation Plan.

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

(10)-c
Paul G. Howes Separation Letter, effective April 9, 2007 (filed as Exhibit (10)-rr to the Company's Annual Report on Form 10-K for the year ended December 26, 2006, File No. 1-4105 and incorporated herein by reference).

(10)-d
John M. Loughlin Separation Letter, dated February 14, 2007 (filed as Exhibit (10)-ss to the Company's Annual Report on Form 10-K for the year ended December 26, 2006, File No. 1-4105 and incorporated herein by reference).

(10)-e
Amendment No. 1 to Credit Agreement, effective April 11, 2007 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, filed April 13, 2007, File No. 1-4105 and incorporated herein by reference).

(10)-f
Amendment to B.V. Term Loan Agreement, effective April 12, 2007 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, filed April 13, 2007, File No. 1-4105 and incorporated herein by reference).

(10)-g
Agreement and Plan of Merger among WP Prism LLC, WP Prism Merger Sub Inc. and Bausch & Lomb Incorporated, dated as of May 16, 2007 (filed as Exhibit 99.1 to the Company's Report on Form 8-K, filed May 16, 2007, File No. 1-4105 and incorporated herein by reference).

(10)-h	Letter Waiver (U.S. Credit Agreement), dated May 25, 2007 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 29, 2007, File No. 1-4105 and incorporated herein by reference).

(10)-i	Letter Waiver (B.V. Term Loan), dated May 25, 2007 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed May 29, 2007, File No. 1-4105 and incorporated herein by reference).

(31)-a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31)-b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32)-a	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

(32)-b	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).