Form 10-Q
period 2005-09-24
BAUSCH & LOMB INC
filed 2007-06-19
CIK 10427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2005
or

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
☐ Yes    ☒ No

The number of shares of Voting stock of the registrant outstanding as of May 26, 2007 was 54,378,618 consisting of 54,349,438 shares of Common stock and 29,180 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

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
Unaudited restated consolidated statements of income for the first and second quarters of 2005 were included in the Company’s Form 10-Q for the first quarter of 2006 filed on May 30, 2007, and the Company’s Form 10-Q for the second quarter of 2006 filed on June 19, 2007, respectively. Unaudited restated consolidated statements of income for the first three quarters of 2004 were included in the filing of this Quarterly Report on Form 10-Q.
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
The Company filed its Annual Report on Form 10-K for fiscal 2006 (2006 Form 10-K) on April 25, 2007.

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Statements of Operations

	(Unaudited) Third Quarter Ended		(Unaudited) Nine Months Ended
Dollar Amounts in Millions - Except Per Share Data	Sept. 24, 2005	(Restated) Sept. 25, 2004	Sept. 24, 2005	(Restated) Sept. 25, 2004
Net Sales	$567.3	$548.6	$1,727.4	$1,627.2

Costs and Expenses
Cost of products sold	248.7	229.1	726.5	677.9
Selling, administrative and general	219.6	204.2	686.4	646.8
Research and development	42.6	37.4	127.2	113.7
	510.9	470.7	1,540.1	1,438.4
Operating Income	56.4	77.9	187.3	188.8

Other (Income) Expense
Interest and investment income	(7.0)	(2.3)	(13.6)	(8.5)
Interest expense	11.5	12.8	37.6	37.0
Foreign currency, net	1.1	(0.3)	1.2	0.5
	5.6	10.2	25.2	29.0

Income before Income Taxes and Minority Interest	50.8	67.7	162.1	159.8
Provision for income taxes	155.7	19.7	194.3	54.4
Minority interest in subsidiaries	0.3	1.3	2.4	3.5
Net (Loss) Income	$(105.2)	$46.7	$(34.6)	$101.9

Basic (Loss) Earnings Per Share	$(1.97)	$0.89	$(0.65)	$1.95
Average Shares Outstanding - Basic (000s)	53,289	52,514	53,014	52,361

Diluted (Loss) Earnings Per Share	$(1.97)	$0.86	$(0.65)	$1.88
Average Shares Outstanding - Diluted (000s)	53,289	54,628	53,014	54,234

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Balance Sheets

Dollar Amounts in Millions - Except Per Share Data	(Unaudited) September 24, 2005	December 25, 2004
Assets
Cash and cash equivalents	$556.0	$501.8
Trade receivables, less allowances of $19.7 and $22.1, respectively	509.9	511.4
Inventories, net	232.4	212.1
Other current assets	120.9	108.6
Deferred income taxes	69.4	112.1
Total Current Assets	1,488.6	1,446.0

Property, Plant and Equipment, net	560.9	580.8
Goodwill	650.1	682.2
Other Intangibles, net	193.5	204.3
Other Long-Term Assets	103.3	106.9
Deferred Income Taxes	8.9	25.6
Total Assets	$3,005.3	$3,045.8

Liabilities and Shareholders' Equity
Notes payable	$2.1	$2.6
Current portion of long-term debt	166.6	100.8
Accounts payable	93.6	94.8
Accrued compensation	136.0	153.3
Accrued liabilities	485.6	453.2
Federal, state and foreign income taxes payable	148.2	109.6
Deferred income taxes	0.6	3.7
Total Current Liabilities	1,032.7	918.0

Long-Term Debt, less current portion	477.0	543.3
Other Long-Term Liabilities	114.4	131.9
Deferred Income Taxes	108.1	75.2
Total Liabilities	1,732.2	1,668.4

Minority Interest	14.0	14.6

Commitments and Contingencies (Note 11)

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,423,422 shares issued (60,340,522 shares in 2004)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 262,596 shares issued (443,584 shares in 2004)	-	-
Capital in Excess of Par Value	101.1	105.6
Common and Class B Stock in Treasury, at cost, 6,927,572 shares (7,888,001 shares in 2004)	(365.9)	(409.2)
Retained Earnings	1,424.9	1,480.4
Accumulated Other Comprehensive Income	84.6	167.8
Other Shareholders' Equity	(9.7)	(5.9)
Total Shareholders' Equity	1,259.1	1,362.8
Total Liabilities and Shareholders' Equity	$3,005.3	$3,045.8

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Statements of Cash Flows

	(Unaudited) Nine Months Ended
Dollar Amounts in Millions	Sept. 24, 2005	(Restated) Sept. 25, 2004
Cash Flows from Operating Activities
Net (Loss) Income	$(34.6)	$101.9
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities
Depreciation	72.9	72.5
Amortization	19.5	18.7
Deferred income taxes	93.9	(8.8)
Stock-based compensation expense	7.9	9.4
Tax benefits associated with exercise of stock options	14.4	10.5
Gain from sale of investments available-for-sale	-	(0.3)
Loss on divestiture of German Woehlk contact lens business	2.3	-
Loss on retirement of fixed assets	2.0	7.5
Changes in Assets and Liabilities
Trade receivables	(15.9)	(11.6)
Inventories	(30.7)	3.0
Other current assets	(14.0)	18.9
Other long-term assets, including equipment on operating lease	(4.8)	(20.7)
Accounts payable and accrued liabilities	8.2	14.6
Income taxes payable	39.7	(9.7)
Other long-term liabilities	(11.5)	(18.0)
Net Cash Provided by Operating Activities	149.3	187.9

Cash Flows from Investing Activities
Capital expenditures	(66.4)	(73.5)
Net cash paid for acquisition of intangibles	(14.3)	(0.7)
Purchase of available-for-sale securities	-	(33.4)
Cash received from sale of investments available-for-sale	-	10.6
Other	(0.7)	(0.8)
Net Cash Used in Investing Activities	(81.4)	(97.8)

Cash Flows from Financing Activities
Repurchase of Common and Class B shares	(43.6)	(57.3)
Exercise of stock options	61.0	73.1
Net proceeds from issuance of notes payable	(0.3)	(0.3)
Repayment of long-term debt	(0.6)	(1.2)
Net distributions to minority interests	(2.9)	(4.2)
Payment of dividends	(21.0)	(20.7)
Net Cash Used in Financing Activities	(7.4)	(10.6)

Effect of exchange rate changes on cash and cash equivalents	(6.3)	(2.5)

Net Change in Cash and Cash Equivalents	54.2	77.0

Cash and Cash Equivalents - Beginning of Period	501.8	562.6

Cash and Cash Equivalents - End of Period	$556.0	$639.6

Supplemental Cash Flow Disclosures
Cash paid for interest (net of portion capitalized)	$32.8	$36.0
Net cash payments for income taxes	$57.3	$61.8

Supplemental Schedule of Non-Cash Financing Activities
Dividends declared but not paid	$7.1	$6.9

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Notes to Financial Statements
Dollar Amounts in Millions - Except Per Share Data

1.           Restatement

As more fully described in Item 8. Financial Statements and Supplementary Data under Note 2 – Restatement of the Company’s 2005 Form 10-K, Bausch & Lomb restated its consolidated financial statements as of December 25, 2004 and for fiscal years 2003 and 2004. In addition, the Company restated selected financial data as of 2003, 2002 and 2001 and for fiscal years 2002 and 2001. See Item 8. Financial Statements and Supplementary Data under Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of the Company’s 2005 Form 10-K and beginning shareholders' equity for the impact of the restatement for periods prior to 2001, the impact of the restated financial results for the first and second quarterly periods of 2005 as well as for the quarterly periods of 2004.
The restatement corrected for errors made in the application of generally accepted accounting principles (GAAP), including revenue recognition, accounting for reserves, accounting for foreign currency adjustments, accounting for income taxes including income taxes payable, tax reserves, deferred income tax assets and liabilities, related valuation allowances, income tax expense, indirect taxes and the accounting for the Company's Long-Term Deferred Compensation Plan. For a discussion of the significant restatement adjustments and the background leading to these adjustments, see Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement and Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of the Company’s 2005 Form 10-K.

The following tables present unaudited quarterly financial information for the quarter and nine months ended September 25, 2004, reflecting the impact of restatement.

	Third Quarter Ended September 25, 2004
	As Previously Reported	Brazil Matters	Asia and Other Revenue Recognition Matters	Tax Matters	Deferred Compensation Plan	Other Items	Restated
Net Sales	$548.9	$-	$(1.6)	$-	$-	$1.3	$548.6
Costs and Expenses
Cost of products sold	231.4	-	(0.5)	-	-	(1.8)	229.1
Selling, administrative and general	203.3	0.5	(0.1)	-	0.3	0.2	204.2
Research and development	37.4	-	-	-	-	-	37.4
	472.1	0.5	(0.6)	-	0.3	(1.6)	470.7
Operating Income	76.8	(0.5)	(1.0)	-	(0.3)	2.9	77.9
Other (Income) Expense
Interest and investment income	(2.3)	-	-	-	-	-	(2.3)
Interest expense	12.5	0.3	-	-	-	-	12.8
Foreign currency, net	(0.4)	0.1	-	-	-	-	(0.3)
	9.8	0.4	-	-	-	-	10.2
Income before Income Taxes and Minority Interest	67.0	(0.9)	(1.0)	-	(0.3)	2.9	67.7
Provision for income taxes	22.4	(0.3)	(0.3)	(3.1)	(0.1)	1.1	19.7
Minority interest in subsidiaries	1.3	-	-	-	-	-	1.3
Net Income (Loss)	$43.3	$(0.6)	$(0.7)	$3.1	$(0.2)	$1.8	$46.7
Basic Earnings (Loss) Per Share	$0.81	$(0.01)	$(0.01)	$0.06	$-	$0.04	$0.89
Diluted Earnings (Loss) Per Share	$0.79	$(0.01)	$(0.01)	$0.06	$-	$0.03	$0.86

	Nine Months Ended September 25, 2004
	As Previously Reported	Brazil Matters	Asia and Other Revenue Recognition Matters	Tax Matters	Deferred Compensation Plan	Other Items	Restated
Net Sales	$1,625.7	$-	$(1.7)	$-	$-	$3.2	$1,627.2
Costs and Expenses
Cost of products sold	679.4	-	(0.3)	-	-	(1.2)	677.9
Selling, administrative and general	637.1	0.9	(0.1)	-	3.5	5.4	646.8
Research and development	113.7	-	-	-	-	-	113.7
	1,430.2	0.9	(0.4)	-	3.5	4.2	1,438.4
Operating Income	195.5	(0.9)	(1.3)	-	(3.5)	(1.0)	188.8
Other (Income) Expense
Interest and investment income	(8.5)	-	-	-	-	-	(8.5)
Interest expense	36.1	0.8	-	-	-	0.1	37.0
Foreign currency, net	0.2	-	-	-	-	0.3	0.5
	27.8	0.8	-	-	-	0.4	29.0
Income before Income Taxes and Minority Interest	167.7	(1.7)	(1.3)	-	(3.5)	(1.4)	159.8
Provision for income taxes	56.2	(0.5)	(0.4)	1.3	(1.4)	(0.8)	54.4
Minority interest in subsidiaries	3.4	-	0.1	-	-	-	3.5
Net Income (Loss)	$108.1	$(1.2)	$(1.0)	$(1.3)	$(2.1)	$(0.6)	$101.9
Basic Earnings (Loss) Per Share	$2.04	$(0.02)	$(0.02)	$(0.02)	$(0.04)	$(0.01)	$1.95
Diluted Earnings (Loss) Per Share	$2.00	$(0.02)	$(0.02)	$(0.02)	$(0.04)	$(0.01)	$1.88

The following tables present unaudited quarterly financial information for the first quarter ended March 27, 2004 and the quarter and six months ended June 26, 2004, reflecting the impact of restatement.

	(Unaudited) First Quarter Ended March 27, 2004
Dollar Amounts in Millions - Except Per Share Data	As Previously Reported	Restated
Net Sales	$510.3	$514.1

Costs and Expenses
Cost of products sold	220.4	222.5
Selling, administrative and general	211.8	217.2
Research and development	34.6	34.6
	466.8	474.3
Operating Income	43.5	39.8
Other (Income) Expense
Interest and investment income	(4.0)	(4.1)
Interest expense	11.8	12.1
Foreign currency, net	(1.3)	(1.0)
	6.5	7.0

Income before Income Taxes and Minority Interest	37.0	32.8
Provision for income taxes	12.4	8.7
Minority interest in subsidiaries	1.1	1.3
Net Income	$23.5	$22.8
Basic Earnings Per Share	$0.45	$0.44
Diluted Earnings Per Share	$0.43	$0.42

	(Unaudited) Second Quarter Ended June 26, 2004		(Unaudited) Six Months Ended June 26, 2004
Dollar Amounts in Millions - Except Per Share Data	As Previously Reported	Restated	As Previously Reported	Restated
Net Sales	$566.5	$564.6	$1,076.8	$1,078.7

Costs and Expenses
Cost of products sold	227.6	226.5	448.0	448.9
Selling, administrative and general	222.0	225.2	433.9	442.6
Research and development	41.7	41.7	76.3	76.3
	491.3	493.4	958.2	967.8
Operating Income	75.2	71.2	118.6	110.9
Other (Income) Expense
Interest and investment income	(2.1)	(2.1)	(6.2)	(6.2)
Interest expense	11.8	12.1	23.6	24.2
Foreign currency, net	1.9	1.8	0.6	0.8
	11.6	11.8	18.0	18.8

Income before Income Taxes and Minority Interest	63.6	59.4	100.6	92.1
Provision for income taxes	21.3	26.1	33.7	34.7
Minority interest in subsidiaries	0.9	0.9	2.0	2.2
Net Income	$41.4	$32.4	$64.9	$55.2
Basic Earnings Per Share	$0.78	$0.62	$1.23	$1.06
Diluted Earnings Per Share	$0.76	$0.59	$1.19	$1.01

The following table presents the major subtotals for the Company’s Statements of Cash Flows and the related impact of the restatement adjustments discussed above for the nine months ended September 25, 2004.

	Nine Months Ended September 25, 2004
	As Previously Reported	Restated
Net Cash Provided by (Used In):
Operating activities	$183.4	$187.9
Investing activities	(74.4)	(97.8)
Financing activities	(6.1)	(10.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.6)	(2.5)
Net Change in Cash and Cash Equivalents	100.3	77.0
Cash and Cash Equivalents, Beginning of Period	562.6	562.6
Cash and Cash Equivalents, End of Period	$662.9	$639.6

2.           Comprehensive (Loss) Income

Comprehensive (loss) income, net of tax, consists of the following:

	Third Quarter Ended		Nine Months Ended
	Sept. 24, 2005	(Restated) Sept. 25, 2004	Sept. 24, 2005	(Restated) Sept. 25, 2004
Foreign currency translation adjustments	$6.1	$3.5	$(79.9)	$(14.6)
Realized losses from hedging activity	1.6	0.5	2.6	1.6
Change in minimum pension liability [1]	(5.9)	-	(5.9)	-
Other comprehensive income (loss)	1.8	4.0	(83.2)	(13.0)
Net (loss) income	(105.2)	46.7	(34.6)	101.9
Total comprehensive (loss) income	$(103.4)	$50.7	$(117.8)	$88.9

[1]
The change in minimum pension liability in 2005 represented the impact of recording a valuation allowance against the tax benefits on the minimum pension liability for the U.S. pension plans. The valuation allowance is further described in Item 8. FinancialStatements and Supplementary Data under Note 10 — Provision for Income Taxes in the Company’s 2005 and 2006 Forms 10-K .

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
In a given period there may be outstanding stock options considered anti-dilutive as the options' exercise price was greater than the average market price of Common shares during that period and, therefore, excluded from the calculation of diluted earnings per share. For the quarter and nine months ended September 24, 2005, anti-dilutive stock options to purchase approximately 0.1 million shares of Common stock at an exercise price of $83.55 were outstanding. For the quarter and nine months ended September 25, 2004, anti-dilutive stock options to purchase 0.6 and 1.3 million shares of Common stock, respectively, at exercise prices of $72.97 and $61.31 to $72.97, respectively, were outstanding.
In December 2004, the Company completed its offer to exchange up to $160.0 variable-rate Convertible Senior Notes (Old Notes) due in 2023 for an equal amount of its 2004 Senior Convertible Securities due 2023 (New Securities). The terms of the New Securities are consistent with those of the Old Notes except that settlement upon conversion of the New Securities will be paid in cash up to the principal amount of the converted New Securities with any excess of the conversion value settled in shares of the Company's stock. An amount equal to $155.9 of the Old Notes, or 97.4 percent of the outstanding issue, was tendered in exchange for an equal amount of the New Securities. The conversion right was triggered on June 17, 2005, and the Old Notes and New Securities were convertible at the option of the holder beginning July 1, 2005. See the 2005 Form 10-K and the 2006 Form 10-K for further discussion.
The impact to results of operations from the Old Notes on the diluted earnings per share calculation was an adjustment of approximately $0.1 to results of operations for the quarters and nine months ended September 24, 2005 and September 25, 2004, representing the interest and amortization expense attributed to the remaining Old Notes. The effects of the Old Notes and the New Securities on dilutive shares for the quarters and nine months ended September 24, 2005 and September 25, 2004 are reflected in the table below.
The following table summarizes the amounts used to calculate basic and diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
Dollar Amounts in Millions - Except Per Share Data, Number of Shares in Thousands	Sept. 24, 2005	(Restated) Sept. 25, 2004	Sept. 24, 2005	(Restated) Sept. 25, 2004
Net (Loss) Income	$(105.2)	$46.7	$(34.6)	$101.9

Weighted Average Basic Shares Outstanding	53,289	52,514	53,014	52,361

Effect of Dilutive Shares	2,163	1,946	2,191	1,806
Effect of Convertible Senior Notes Shares (Old Notes)	67	67	67	67
Effect of 2004 Senior Convertible Securities Shares	603	101	471	-
Weighted Average Diluted Shares Outstanding [1]	56,122	54,628	55,743	54,234

Basic (Loss) Earnings Per Share	$(1.97)	$0.89	$(0.65)	$1.95

Diluted (Loss) Earnings Per Share	$(1.97)	$0.86	$(0.65)	$1.88

[1]
As a result of the net loss presented for the third quarter and nine months ended September 24, 2005, the Company calculates diluted earnings per share using weighted average basic shares outstanding for each period, as utilizing diluted shares would be anti-dilutive to loss per share.

4.           Employee Stock Plans

The Company has granted non-qualified and incentive stock options to its key employees and non-employee directors under several stock-based compensation plans. These options typically vest ratably over three years for employee options and 100 percent after one year for non-employee director options, and expire ten years from the date of grant. Vesting is contingent upon a continued employment relationship with the Company. The Company also issues restricted stock awards to officers and other key employees. These awards have vesting periods up to seven years with vesting criteria based on continued employment until applicable vesting dates and, prior to 2005, on the attainment of specific performance goals such as average sales and cumulative earnings per share targets. Compensation expense for restricted stock awards is recorded based on applicable vesting criteria and, for awards prior to 2005 with performance goals, as such goals are met. In December 2004, the Financial Accounting Standards Board (FASB) issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which establishes the accounting for stock-based awards exchanged for employee services. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value of the award. Accordingly, stock-based compensation cost is based on the fair value of the award measured on the grant date, and is recognized as expense over the employee requisite service period. Prior to January 1, 2006, the Company applied the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. See Item 8. Financial Statements and Supplementary Data under Note 15 – Employee Stock Plans of the Company’s 2005 and 2006 Form 10-K for further discussion.
The Company's net (loss) income and (loss) earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates using the Black-Scholes option-pricing model in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure:

	Third Quarter Ended		Nine Months Ended
	Sept. 24, 2005	(Restated) Sept. 25, 2004	Sept. 24, 2005	(Restated) Sept. 25, 2004
Net (loss) income, as reported	$(105.2)	$46.7	$(34.6)	$101.9
Stock-based compensation cost included in reported net (loss) income, net of tax	0.2	0.9	4.9	5.7
Stock-based compensation cost determined under the fair value method for all awards, net of tax [1,2]	(3.4)	(3.8)	(14.9)	(14.5)
Pro forma net (loss) income	$(108.4)	$43.8	$(44.6)	$93.1
Basic (loss) earnings per share:
As reported	$(1.97)	$0.89	$(0.65)	$1.95
Pro forma	$(2.03)	$0.83	$(0.84)	$1.78
Diluted (loss) earnings per share:
As reported	$(1.97)	$0.86	$(0.65)	$1.88
Pro forma	$(2.03)	$0.80	$(0.84)	$1.72

[1]	Amounts reflect mark-to-market adjustments associated with the Company's Restricted Stock Deferred Compensation Plan.
[2]	Net of tax amounts were calculated using the combined U.S. Federal and State statutory rate of 38.3 percent for 2005 and 39.0 percent for 2004.

The majority of stock options are typically granted during the first fiscal quarter of the fiscal year. For purposes of this disclosure, the fair value of each fixed option grant was estimated using the Black-Scholes option-pricing model. For the quarter and year-to-date, the weighted average assumptions used in the weighted average fair value determinations were similar in both 2005 and 2004 and were as follows:

	Sept. 24, 2005	Sept. 25, 2004
Risk free interest rate	4.33%	3.05%
Dividend yield	1.13%	1.18%
Volatility factor	34.64%	35.97%
Weighted average expected life (years)	5	6
Weighted average value	$24.48	$19.18

5.      Provision for Income Taxes

The Company’s income tax provision and effective tax rate are as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 24, 2005	(Restated) Sept. 25, 2004	Sept. 24, 2005	(Restated) Sept. 25, 2004
Income before income taxes and minority interest	$50.8	$67.7	$162.1	$159.8
Provision for income taxes	155.7	19.7	194.3	54.4
Effective tax rate	306.5%	29.1%	119.9%	34.0%

The difference between the 2005 third quarter effective tax rate of 306.5 percent and the U.S. Federal statutory rate of 35.0 percent is primarily attributable to discrete tax items recorded in the quarter including a tax charge related to establishing a valuation allowance against the Company’s net U.S. deferred tax assets, tax benefits recorded as a result of the conclusion of the Internal Revenue Service’s examination of tax years ended 1995 through 1997, and a net tax charge related to repatriated earnings eligible for the special dividend received deduction under the American Jobs Creation Act of 2004 (AJCA). These items are more fully described in Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes to the consolidated financial statements in the 2005 Form 10-K.
The difference between the 2004 third quarter effective tax rate of 29.1 percent and the U.S. Federal statutory rate of 35.0 percent is primarily attributable to the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions, partially offset by incremental U.S. tax expense related to foreign earnings.
The difference between the 2005 year-to-date effective tax rate of 119.9 percent and the U.S. Federal statutory rate of 35.0 percent is primarily attributable to discrete tax items recorded in the nine months ended September 30, 2006, including a tax charge related to establishing a valuation allowance against the Company’s net U.S. deferred tax assets, tax benefits recorded as a result of the conclusion of the Internal Revenue Service’s examination of tax years ended 1995 through 1997, and a net tax charge related to repatriated earnings eligible for the special dividend received deduction under the American Jobs Creation Act of 2004. These items are more fully described in Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes to the consolidated financial statements in the 2005 Form 10-K.
The difference between the 2004 year-to-date effective tax rate of 34.0 percent and the U.S. Federal statutory rate of 35.0 percent is primarily attributable to the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions, partially offset by incremental U.S. tax expense related to foreign earnings.

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
Operating income is defined as the primary measure of segment income. No items below operating income are allocated to segments. Charges related to certain significant events, although related to specific segments, are also excluded from management basis results. There were no such charges during the quarters and nine-month periods ended September 24, 2005 or September 25, 2004. The accounting policies used to generate segment results are the same as the Company's overall accounting policies. Inter-segment sales were $167.0 and $520.2 for the quarter and nine months ended September 24, 2005, respectively, and $161.7 and $482.6 for the same periods in 2004. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the tables below.
The following tables present net sales and operating income by business segment and present total company operating income for the quarters and nine months ended September 24, 2005 and September 25, 2004. The prior year has been restated to conform to the new management reporting structure discussed above.

	Third Quarter Ended
	September 24, 2005		(Restated) September 25, 2004
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$246.3	$67.1	$241.3	$85.6
Europe	202.2	60.8	191.9	56.2
Asia	118.8	25.6	115.4	31.1
Research & Development	-	(48.1)	-	(41.0)
Global Operations & Engineering	-	(31.8)	-	(37.9)
	567.3	73.6	548.6	94.0
Corporate administration	-	(17.2)	-	(16.1)
	$567.3	$56.4	$548.6	$77.9

	Nine Months Ended
	September 24, 2005		(Restated) September 24, 2004
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$738.7	$234.5	$706.9	$229.7
Europe	643.7	188.0	594.9	183.7
Asia	345.0	81.2	325.4	84.4
Research & Development	-	(143.2)	-	(125.6)
Global Operations & Engineering	-	(103.5)	-	(115.3)
	1,727.4	257.0	1,627.2	256.9
Corporate administration	-	(69.7)	-	(68.1)
	$1,727.4	$187.3	$1,627.2	$188.8

Net sales in markets outside the U.S. totaled $349.5 and $1,069.4 in the third quarter and nine months ended September 24, 2005, respectively, compared to $330.2 and $986.9 for the same 2004 periods. Net U.S. sales totaled $217.8 and $658.0 in the third quarter and nine months ended September 25, 2005, respectively, compared with $218.4 and $640.3 for the same prior-year periods. The Company's operations in Japan generated more than 10 percent of total product net sales in the third quarter of 2005 totaling $61.4 and in the third quarter of 2004 totaling $56.5. The Company’s operations in France generated more than 10 percent of total product net sales for the nine months ended September 24, 2005 totaling $174.2. No other non-U.S. country, or single customer, generated more than 10 percent of total product net sales during the quarters or nine months ended September 24, 2005 and September 25, 2004.

7.           Acquired Intangible Assets

In April 2005, the FDA approved the Company's single-indication orphan drug Retisert for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. This FDA approval represented the achievement of a milestone under an agreement with a former partner in the development of implant technology which triggered a $3.5 obligation. In connection with the settlement of this obligation, the Company capitalized $3.5 for the technology and this amount is reflected in the table below (see Note 8 — Related Party Transaction).
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
The components of intangible assets as of September 24, 2005 and December 25, 2004 are as follows:

	September 24, 2005		December 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names	$94.7	$42.3	$97.1	$36.7
Technology and patents	89.2	73.1	86.4	68.9
Developed technology	79.1	20.1	83.6	18.1
Intellectual property	38.2	9.7	25.9	7.0
License agreements	37.1	18.2	39.8	18.5
Physician information & customer database	22.5	3.9	24.3	3.6
	$360.8	$167.3	$357.1	$152.8

Amortization expense of intangibles was $6.4 and $19.5 for the quarter and nine months ended September 24, 2005, respectively, and $6.2 and $18.7 for the same periods in 2004. Estimated amortization expense of intangibles presently owned by the Company for each of the next five succeeding fiscal years is as follows:

Fiscal Year Ending	Amount
December 31, 2005	$25.3
December 30, 2006	23.2
December 29, 2007	23.4
December 27, 2008	20.3
December 26, 2009	17.7

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
Effective December 31, 2005, CDS merged with pSivida Inc., a wholly owned subsidiary of pSivida Limited. In connection with the merger the Company's 600,000 shares of CDS' common stock (minority equity interest valued at $0 on the Company's balance sheet) were converted into 2,113,694 American Depositary Shares, representing 21,136,940 ordinary shares of pSivida Limited (5.5 percent of such issued and outstanding ordinary shares). The Company’s investment in pSivida Limited was classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. See Note 9 — Other Short- and Long-Term Investments in the 2005 Form 10-K and the 2006 Form 10-K for additional information.

9.           Other Short- and Long-Term Investments

The Company invested in auction rate securities and variable-rate demand notes during the quarter and year-to-date periods ended September 25, 2004.  The investments in auction rate securities and variable-rate demand notes were classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 25, 2004, the investments were valued at their cost of $23.4 (which approximated fair value) and were included in other current assets on the Balance Sheets. Since the cost of the investments approximated their fair value, no unrealized holding gain or loss was recorded. In the quarter ended September 25, 2004, the Company purchased $18.4 and sold $10.0 of auction rate securities and variable-rate demand notes.  For the year-to-date period ended September 25, 2004, purchases and sales of auction rate securities and variable-rate demand notes totaled $33.4 and $10.0, respectively. There were no investments in auction rate securities or variable-rate demand notes at the end of 2004 and there were no purchases or sales of such investments during the nine months ended September 24, 2005.

10.           Employee Benefits

The Company's benefit plans, which in the aggregate cover substantially all U.S. employees and employees in certain other countries, consist of defined benefit pension plans, a participatory defined benefit postretirement plan and defined contribution plans. The following tables provide the components of net periodic benefit cost for the Company's defined benefit pension plans and postretirement benefit plan for the quarters and nine months ended September 24, 2005 and September 25, 2004:

	Pension Benefit Plans		Postretirement Benefit Plan
	Third Quarter Ended		Third Quarter Ended
	Sept. 24, 2005	(Restated) Sept. 25, 2004	Sept. 24, 2005	(Restated) Sept. 25, 2004
Service cost [1]	$1.9	$3.8	$0.3	$0.4
Interest cost	4.9	4.8	1.4	1.2
Expected return on plan assets	(5.5)	(5.1)	(0.8)	(0.8)
Amortization of transition obligation	0.1	-	-	-
Amortization of prior-service cost	-	0.2	(0.1)	-
Amortization of net loss	2.1	1.7	0.2	-
Special termination benefits	-	0.1	-	-
Settlement gain [2]	(6.6)	-	-	-

Net periodic benefit cost	$(3.1)	$5.5	$1.0	$0.8

	Pension Benefit Plans		Postretirement Benefit Plan
	Nine Months Ended		Nine Months Ended
	Sept. 24, 2005	(Restated) Sept. 25, 2004	Sept. 24, 2005	(Restated) Sept. 25, 2004
Service cost [1]	$6.0	$11.5	$1.0	$1.2
Interest cost	15.0	14.5	4.1	3.6
Expected return on plan assets	(16.6)	(15.2)	(2.4)	(2.4)
Amortization of transition obligation	0.1	0.1	-	-
Amortization of prior-service cost	-	0.4	(0.3)	-
Amortization of net loss	6.5	4.9	0.6	-
Special termination benefits	0.2	0.3	-	-
Settlement gain [2]	(6.6)	-	-	-

Net periodic benefit cost	$4.6	$16.5	$3.0	$2.4

[1]	The decline in service cost in 2005 for the pension benefit plans was primarily due to the freezing of the Company’s U.S. defined benefit pension plan effective December 31, 2004.
[2]	The 2005 settlement gain in the pension benefit plans was related to the divesture of the Company’s Woehlk subsidiary, which was sold to a local management group in July 2005.

Defined Contribution Plans The costs associated with the Company's defined contribution plans totaled $7.4 and $24.9 for the quarter and nine months ended September 24, 2005, respectively, and $3.3 and $10.7 for the same periods in 2004. The increase in costs in 2005 was primarily due to an increase in the Company contribution to the U.S. defined contribution plan. Effective January 1, 2005, the Company’s U.S. defined contribution plan became the principle vehicle for providing retirement income to U.S. employees.

11.           Commitments and Contingencies

Subsidiary Debt Guarantees The Company guarantees in writing for its subsidiaries certain lines of credit used for working capital and other obligations. Those written guarantees totaled approximately $85.6 and $24.3 at September 24, 2005 and December 25, 2004, respectively. The Company had outstanding borrowings under these guaranteed debt facilities of approximately $52.5 at September 24, 2005. There were no outstanding balances at December 25, 2004. In July 2005, the Company agreed to guarantee, on behalf of its Japanese subsidiary, a bank term loan facility in an amount approximately equivalent to $50.0. This is a five-year facility which matures in July 2010, and will be used by the subsidiary for general working capital. From time-to-time, the Company may also make verbal assurances with respect to indebtedness of its subsidiaries under certain lines of credit, also used for working capital.

Letters of Credit The Company had outstanding standby letters of credit totaling approximately $22.2 and $20.8 at September 24, 2005 and December 25, 2004, respectively, to ensure payment of possible workers' compensation, product liability and other insurance claims. At September 24, 2005 and December 25, 2004, the Company had recorded liabilities of approximately $11.1 as it relates to workers' compensation, product liability and other insurance claims.

Guarantees As of December 25, 2004, the Company guaranteed a real property mortgage loan on behalf of a research and development partner. The mortgage was secured by the property with an appraised value of $4.0. The principal balance of the guaranteed loan totaled approximately $3.5 at December 25, 2004. In April 2005, the research partner sold the property and the outstanding debt was satisfied. The Company had not recorded any liabilities under this guarantee, as it believed the likelihood of material payments was remote.
The Company guarantees a lease obligation on behalf of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amounts guaranteed at September 24, 2005 and December 25, 2004 was approximately $8.9 and $10.0, respectively. In the event of default, the guarantee would require payment from the Company. Sublease rights as specified under the agreement would reduce the Company's exposure. The Company believes the likelihood is remote that material payments will be required in connection with this guarantee and, therefore, has not recorded any liabilities under this guarantee.

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

Environmental Indemnifications The Company has certain obligations for environmental remediation and Superfund matters related to current and former Company sites. There have been no material changes to estimated future remediation costs as reflected in the Company's 2006 Form 10-K and the 2005 Form 10-K. The Company does not believe that its financial position, results of operations, or cash flows are likely to be materially affected by environmental liabilities.

Other Commitments and Contingencies The Company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business. Pending material litigation matters are discussed further in Note 15 — Other Matters. In addition to pending litigation matters, the Company may from time to time learn of alleged non-compliance with laws or regulations or other improprieties through compliance hotlines, communications by employees, former employees or other third parties, as a result of its internal audit procedures, or otherwise.

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
The Company’s policy is to comply with applicable laws and regulations in each jurisdiction in which it operates and, if the Company becomes aware of a potential or alleged violation, to conduct an appropriate investigation, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. There can be no assurance that any pending or future investigation or resulting remedial action will not have a material adverse financial, operational or other effect on the Company. The Company cannot at this time estimate with any certainty the impact of any pending litigation matters, allegations of non-compliance with laws or regulations or allegations of other improprieties on its financial position (see Note 15 — Other Matters for further discussion).

Product Warranties The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability for the year ended December 25, 2004 and the nine months ended September 24, 2005 were as follows:

Balance at December 27, 2003	$8.0
Accruals for warranties issued	6.7
Changes in accruals related to pre-existing warranties	(1.0)
Settlements made	(5.9)
Balance at December 25, 2004	$7.8
Accruals for warranties issued	5.4
Changes in accruals related to pre-existing warranties	(1.6)
Settlements made	(4.8)
Balance at September 24, 2005 [1]	$6.8

[1]	Warranty reserve changes and balances do not include amounts in connection with the Company's MoistureLoc multipurpose solution (MoistureLoc) recall.

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. Changes in the Company's deferred service revenue for the year ended December 25, 2004 and the nine months ended September 24, 2005 were as follows:

Balance at December 27, 2003	$6.5
Accruals for service contracts	14.0
Changes in accruals related to pre-existing service contracts	(0.3)
Revenue recognized	(12.5)
Balance at December 25, 2004	$7.7
Accruals for service contracts	8.8
Changes in accruals related to pre-existing service contracts	0.2
Revenue recognized	(9.4)
Balance at September 24, 2005	$7.3

12.           Supplemental Balance Sheet Information

	September 24, 2005	December 25, 2004
Inventories, net
Raw materials and supplies	$58.8	$50.0
Work in process	21.9	17.8
Finished products	151.7	144.3
	$232.4	$212.1

	September 24, 2005	December 25, 2004
Property, Plant and Equipment, net
Land	$18.0	$19.1
Buildings	336.5	341.5
Machinery and equipment	965.2	972.7
Leasehold improvements	28.1	28.7
Equipment on operating lease	16.2	16.5
	1,364.0	1,378.5
Less accumulated depreciation	(803.1)	(797.7)
	$560.9	$580.8

13.           New Accounting Guidance

In December 2004, the FASB issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which replaced SFAS No. 123 and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to recognize compensation cost relating to share-based payment transactions, including grants of employee stock options, in the financial statements based on the grant date fair value. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123(R) is effective for fiscal periods beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretations of SFAS No. 123(R) and the valuation of share-based payments for public companies. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company adopted SFAS No. 123(R) in the first quarter of 2006 using the modified prospective application method. The Company disclosed the impact of the adoption of SFAS No. 123(R) in Item 8. Financial Statements and Supplementary Data under Note 15 — Employee Stock Plans in its 2006 Form 10-K.

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
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption of FIN 48, the Company recorded $18.2 as a cumulative effect adjustment reducing shareholders' equity, largely related to state income tax matters and partially offset by federal matters considered to be effectively settled.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.
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
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position, which is consistent with the measurement date for the Company’s defined benefit plans. SFAS No. 158 made no changes to the recognition of expense. SFAS No. 158 was effective as of the fiscal year ending December 30, 2006. The impact of adopting the provisions of SFAS No. 158 was disclosed in Item 8. Financial Statements and Supplementary Data under Note 14 — Employee Benefits in the Company’s 2006 Form 10-K.
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

14.           Acquisitions

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
In accordance with the purchase method of accounting, the excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill. As part of the purchase price allocation, $7.8 was recorded as a minority interest liability representing the minority shareholders’ 30-percent interest in Freda.  Consistent with the integration objectives of the acquisition, the Company ascribed $154.9 of goodwill to the Global Operations & Engineering business segment and $5.6 to its Asia business segment. None of the goodwill is deductible for tax purposes.  For a table summarizing the fair values of the assets acquired and liabilities assumed in the Freda acquisition see Item 8. Financial Statements and Supplementary Data under Note 2 – Acquisitions of the Company’s 2006 Form 10-K and Item 8. Financial Statements and Supplementary Data under Note 3 — Acquisitions of the Company’s 2005 Form 10-K.

15.           Other Matters

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

Litigation Related to Merger The Company and its directors have been named as defendants in three purported class actions filed since May 16, 2007 on behalf of the public shareholders of the Company challenging the proposed transaction pursuant to which affiliates of Warburg Pincus will acquire all of the outstanding shares of the Company’s Common stock for $65.00 per share in cash. Two of these cases are pending in the Supreme Court of the State of New York in and for Monroe County, entitled: First Derivative Traders LP v. Zarrella, et al., Case No. 07-6384 (May 21, 2007) and  Brower v. Bausch & Lomb, Inc., Case No. 07-7323 (June 12, 2007). Brower was originally filed on May 17, 2007 in the Supreme Court of the State of New York in and for New York County, where a voluntary dismissal by the plaintiff is pending. The third purported class action against the Company and its directors, entitled Gottlieb v. Bausch & Lomb, Inc., et al., Case No. 07-6506 (May 22, 2007), was filed in the Supreme Court of the State of New York in and for Monroe County, but subsequently was voluntarily dismissed by the plaintiff. A fourth purported shareholder class action entitled Palmer v. Warburg Pincus LLC, et al., Case No. 07-6634 (May 25, 2007), filed in the Supreme Court of the State of New York in and for Monroe County, names the Company's directors, but not the Company, as defendants. The complaints in these actions contain substantially similar allegations and seek substantially similar relief. Among other things, plaintiffs allege that the director defendants have breached their fiduciary duties to the Company's shareholders in pursuing the proposed transaction, including by accepting an unfair and inadequate acquisition price and failing to take appropriate steps to maximize shareholder value in connection with the sale of the Company. The Brower and Palmer complaints also assert a claim against Warburg Pincus for aiding and abetting the directors' breach of fiduciary duties. Plaintiffs seek, among other things, preliminary and permanent injunctive relief against the proposed transaction and unspecified damages.

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

Product Liability Lawsuits As of June 15, 2007, the Company has been served or is aware that it has been named as a defendant in approximately 431 product liability lawsuits pending in various federal and state courts as well as certain other non-U.S. jurisdictions. Of the 431 cases, 183 actions have been filed in U.S. federal courts, 244 cases have been filed in various U.S. state courts and four actions have been filed in non-U.S. jurisdictions. These also include 406 individual actions filed on behalf of individuals who claim they suffered personal injury as a result of using a ReNu solution and 25 putative class actions alleging personal injury as a result of using a ReNu solution and/or violations of one or more state consumer protection statutes. In the personal injury actions, plaintiffs allege liability based on, among other things, negligence, strict product liability, failure to warn and breach of warranty. In the consumer protection actions, plaintiffs seek economic damages, claiming that they were misled to purchase products that were not as safe as advertised. Several lawsuits contain a combination of these allegations. On August 14, 2006, the Judicial Panel on Multidistrict Litigation (JPML) created a coordinated proceeding and transferred an initial set of MoistureLoc product liability lawsuits to the U.S. District Court for the District of South Carolina. The Company has advised the JPML of all federal cases available for transfer and has urged the issuance of conditional transfer orders. As of June 15, 2007, 167 of the 183 federal cases noted above have been transferred to the JPML.
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

On August 7, 2006, the Company made a petition to the U.S. Tax Court to challenge the asserted adjustments. Internal Revenue Service's answer was filed on October 4, 2006. On May 30, 2007, the Tax Court denied the Company's motion to strike portions of the answer. The Company continues to believe that it has numerous substantive and procedural tax law arguments to dispute the adjustments. Tax, penalties and interest cannot be assessed until a Tax Court determination is made, and an assessment, if any, would likely not be made until some time after 2007. While the Company intends to vigorously defend against the asserted adjustments, its failure to succeed in such a defense could significantly increase the liability of the partnership's partner for taxes, plus interest and penalties, which in turn would have a material adverse effect on the Company's financial results and cash flows.

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

16.           Market Withdrawal of MoistureLoc Lens Care Solution

On May 15, 2006, the Company announced a voluntary recall of its MoistureLoc lens care solution. The decision was made following an investigation into an increase in fungal infections among contact lens wearers in the United States and certain Asian markets. The Company’s decision to recall the product represented a subsequent event occurring prior to filing its 2005 Annual Report on Form 10-K, but related to product manufactured and sold in 2005. In accordance with GAAP, the Company recorded certain items associated with the recall in its 2005 financial results. The adjustments were recorded as 2005 third-quarter events, because that was the earliest reporting period for which the Company had not filed quarterly financial results on Form 10-Q. The charges associated with the withdrawal reduced 2005 third-quarter earnings before taxes by $38.1 and results of operations by $36.8, or $0.66 per share (based on local statutory tax rates). The Company incurred additional charges, primarily in Europe, associated with the MoistureLoc recall for product manufactured and sold in 2006. These charges reduced first quarter and full-year 2006 earnings before income taxes by $26.7 and net income by $19.6 or $0.35 per share (based on local statutory rates), of which approximately $19.1 is associated with sales returns and other reductions to net sales. The voluntary recall has been further described in the Company’s 2005 Form 10-K and its 2006 Form 10-K.

17.           Subsequent Event

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
Financial information for the nine months ended September 24, 2005 contained in this MD&A reflects the restatement adjustments described in the Company’s consolidated financial statements included in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement and Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of Bausch & Lomb’s 2005 Form 10-K and described in the Recent Developments section below.
As more fully described in the Recent Developments section and in Part I, Item 1. Financial Statements  of this Quarterly Report on Form 10-Q under Note 16 — Market Withdrawal of MoistureLoc Lens Care Solution, in May 2006 we instituted a worldwide recall of ReNu with MoistureLoc contact lens care solution (MoistureLoc). Charges associated with this recall were recorded in the third quarter of 2005 and in the first quarter of 2006. In the discussion of operating performance which follows, we have quantified the charges, and in some cases have provided certain information about growth rates and operating ratios prior to the recording of the charges. We believe this additional disclosure is useful and relevant because it provides a basis for understanding underlying business performance independent of this unusual situation.

Additionally, during the third quarter of 2005 we sold our Woehlk contact lens business in Germany. This event impacted the reported growth rates for our Europe region and our contact lens product category. In certain instances in the discussion of operating performance which follows, we have disclosed growth rates for the total company, Europe region and the contact lens product category, which are calculated by removing sales associated with Woehlk from the 2005 and 2004 periods. We believe this additional disclosure is useful and relevant because it provides a basis for understanding and assessing underlying performance of those portions of our business which were fully in place for all periods.

Recent Developments

Restatement of Financial Information As previously disclosed in our Notification of Late Filings on Form 12b-25 with the Securities and Exchange Commission (SEC) on March 17, 2006, May 11, 2006, August 8, 2006, November 9, 2006 and March 1, 2007, we were unable to file our required 2005 and 2006 financial reports with the SEC on a timely basis due to ongoing independent investigations conducted by the Audit Committee of our Board of Directors; expanded 2005 year-end procedures that were not complete; expanded procedures with respect to the accounting for income taxes that were not complete; and continued efforts to complete our assessment of our internal control over financial reporting. Our review and evaluation of internal control over financial reporting concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 or December 30, 2006. For additional information regarding our assessment of internal controls for 2006, see Item 9A.Controls and Procedures of our Annual Report on Form 10-K for 2006.
As a result of the Audit Committee’s investigations and the expanded 2005 year-end procedures and expanded procedures with respect to the accounting for income taxes, we identified errors made in the application of generally accepted accounting principles (GAAP) that impacted previously reported financial statements. Consequently, management determined that our previously issued consolidated financial statements for fiscal years 2003 and 2004 and our financial information for the years ended 2001 and 2002 (including a cumulative increase to 2001 beginning retained earnings of $34) and the first and second quarters of 2005 should be restated to correct for such errors and departures from GAAP. The restated financial statements contained in this Quarterly Report on Form 10-Q contain a number of adjustments associated with revenue recognition; accounting for reserves; accounting for foreign currency adjustments; accounting for income taxes, including income taxes payable, tax reserves, deferred income tax assets and liabilities, related valuation allowances and income tax expense; and the accounting for our Long-Term Deferred Compensation Plan. For further details regarding the Audit Committee investigations and restatement of financial results, see Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of the Company's 2005 Form 10-K.
Unaudited restated consolidated statements of income for the first and second quarters of 2005 were included in the Company’s Form 10-Q for the first quarter of 2006 filed on May 30, 2007, and the Company’s Form 10-Q for the second quarter of 2006 filed on June 19, 2007, respectively. Unaudited restated consolidated statements of income for the first three quarters of 2004 were included in the filing of this Form 10-Q for the third quarter of 2005.

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
The charges associated with the withdrawal reduced third-quarter 2005 earnings before income taxes by $38, results of operations by $37, and earnings per share by $0.66. Of the pre-tax amount, $17 related to estimated customer returns and consumer rebates and was recorded as a reduction to net sales; $14 related to costs associated with returned product and the disposal and write-off of inventory, which was recorded as cost of products sold; and $8 related to costs associated with the notification to customers and consumers required in market withdrawal instances, which were recorded as selling, administrative and general expense. Charges also included $2 for settled, unlitigated claims; however, we have not recorded any provisions for potential legal actions related to MoistureLoc because we are not able to predict the outcome of such actions, (see further discussion in Item 3. Legal Proceedings, and in Item 8. Financial Statements and Supplementary Data under Note19 — Other Matters of our 2006 Annual Report on Form 10-K and the discussion in Legal Matters below).

The decision to withdraw the product negatively impacted full-year 2006 financial performance, as further discussed below, and likely will impact performance in 2007. In addition to the charges described above, performance was hampered by the impact from lost MoistureLoc revenues; lower revenues for other lens care products, reflecting market share losses caused by trade and consumer uncertainty; negative collateral effect on our contact lens and pharmaceuticals categories, primarily in Asia; and higher expenses associated with the recall, legal expenses associated with product liability lawsuits, and increased promotional expense to regain distribution and brand equity in the lens care category. For an additional discussion on the market withdrawal of MoistureLoc, see Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 16 — Market Withdrawal of MoistureLoc Lens Care Solution.

Brazilian Tax Assessment During March 2007, we received formal notification of amnesty by the state government of Sao Paolo as it relates to a Brazilian tax assessment recorded in periods prior to 2006. The reversal of penalties and interest of $19 and $3, respectively was reflected in our first quarter 2007 results. On an after-tax basis, the reversal of the tax assessment and interest increased first-quarter 2007 earnings per share by $0.39.

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

Litigation Related to Merger The Company and its directors have been named as defendants in three purported class actions filed since May 16, 2007 on behalf of the public shareholders of the Company challenging the proposed transaction pursuant to which affiliates of Warburg Pincus will acquire all of the outstanding shares of the Company’s Common stock for $65.00 per share in cash. Two of these cases are pending in the Supreme Court of the State of New York in and for Monroe County, entitled: First Derivative Traders LP v. Zarrella, et al., Case No. 07-6384 (May 21, 2007) and Brower v. Bausch & Lomb, Inc., Case No. 07-7323 (June 12, 2007). Brower was originally filed on May 17, 2007 in the Supreme Court of the State of New York in and for New York County, where a voluntary dismissal by the plaintiff is pending. The third purported class action against the Company and its directors, entitled Gottlieb v. Bausch & Lomb, Inc., et al., Case No. 07-6506 (May 22, 2007), was filed in the Supreme Court of the State of New York in and for Monroe County, but subsequently was voluntarily dismissed by the plaintiff. A fourth purported shareholder class action entitled Palmer v. Warburg Pincus LLC, et al., Case No. 07-6634 (May 25, 2007), filed in the Supreme Court of the State of New York in and for Monroe County, names the Company's directors, but not the Company, as defendants. The complaints in these actions contain substantially similar allegations and seek substantially similar relief. Among other things, plaintiffs allege that the director defendants have breached their fiduciary duties to the Company's shareholders in pursuing the proposed transaction, including by accepting an unfair and inadequate acquisition price and failing to take appropriate steps to maximize shareholder value in connection with the sale of the Company. The Brower and Palmer complaints also assert a claim against Warburg Pincus for aiding and abetting the directors' breach of fiduciary duties. Plaintiffs seek, among other things, preliminary and permanent injunctive relief against the proposed transaction and unspecified damages.

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

Product Liability Lawsuits As of June 15, 2007, the Company has been served or is aware that it has been named as a defendant in approximately 431 product liability lawsuits pending in various federal and state courts as well as certain other non-U.S. jurisdictions. Of the 431 cases, 183 actions have been filed in U.S. federal courts, 244 cases have been filed in various U.S. state courts and four actions have been filed in non-U.S. jurisdictions. These also include 406 individual actions filed on behalf of individuals who claim they suffered personal injury as a result of using a ReNu solution and 25 putative class actions alleging personal injury as a result of using a ReNu solution and/or violations of one or more state consumer protection statutes. In the personal injury actions, plaintiffs allege liability based on, among other things, negligence, strict product liability, failure to warn and breach of warranty. In the consumer protection actions, plaintiffs seek economic damages, claiming that they were misled to purchase products that were not as safe as advertised. Several lawsuits contain a combination of these allegations. On August 14, 2006, the Judicial Panel on Multidistrict Litigation (JPML) created a coordinated proceeding and transferred an initial set of MoistureLoc product liability lawsuits to the U.S. District Court for the District of South Carolina. The Company has advised the JPML of all federal cases available for transfer and has urged the issuance of conditional transfer orders. As of June 15, 2007, 167 of the 183 federal cases noted above have been transferred to the JPML.
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

On August 7, 2006, the Company made a petition to the U.S. Tax Court to challenge the asserted adjustments. Internal Revenue Service's answer was filed on October 4, 2006. On May 30, 2007, the Tax Court denied the Company's motion to strike portions of the answer. The Company continues to believe that it has numerous substantive and procedural tax law arguments to dispute the adjustments. Tax, penalties and interest cannot be assessed until a Tax Court determination is made, and an assessment, if any, would likely not be made until some time after 2007. While the Company intends to vigorously defend against the asserted adjustments, its failure to succeed in such a defense could significantly increase the liability of the partnership's partner for taxes, plus interest and penalties, which in turn would have a material adverse effect on the Company's financial results and cash flows.

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

Financial Overview

We reported a net loss of $105 or $1.97 per share for the quarter ended September 24, 2005 compared to net income of $47 or $0.86 per share for the same quarter in 2004. For the nine months ended September 24, 2005, we reported a net loss of $35 or $0.65 per share compared to net income of $102 or $1.88 per share for the same nine-month period in 2004.

Current-year losses were largely attributable to charges and expenses associated with the MoistureLoc recall discussed in the Recent Developments section, combined with the impact of several significant events, which in the aggregate reduced reported third-quarter and year-to-date results of operations by $158, third-quarter earnings per share by $2.97 and year-to-date earnings per share by $2.99. There were no significant events impacting 2004 reported results. The 2005 significant events included:

•
A valuation allowance against deferred income tax assets which reduced reported results of operations by $149 ($2.79 per share in the third quarter and $2.81 per share year to date). The need for the allowance resulted from anticipated losses in early future periods attributed to the U.S. entities to which the deferred tax assets relate and uncertainties surrounding when we will return to U.S. profitability. The expected losses resulted from, among other things, the costs associated with the MoistureLoc recall and its impact on 2006 financial results; and

•	Incremental income tax expense of $9, or $0.18 per share, associated with our repatriating foreign earnings under the American Jobs Creation Act of 2004 (AJCA).

For a further discussion of these items, see the section entitled Income Taxes below and our 2005 Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes.

Net Sales by Geographic Region and Business Segment

Geographic Net Sales The following tables summarize third-quarter and year-to-date net sales by geographic region.

	Net Sales[2]	Percent Increase Actual Dollars	Percent Increase Constant Currency	Percent of Total Company Net Sales
Quarter Ended September 24, 2005
Non-U.S.	$349.5	6%	5%	62%
U.S. [1]	217.8	-%	-%	38%
Total Company	$567.3	3%	3%

Quarter Ended September 25, 2004 (Restated)
Non-U.S.	$330.2	12%	5%	60%
U.S. [1]	218.4	2%	2%	40%
Total Company	$548.6	8%	4%

Nine Months Ended September 24, 2005
Non-U.S.	$1,069.4	8%	5%	62%
U.S. [1]	658.0	3%	3%	38%
Total Company	$1,727.4	6%	4%

Nine Months Ended September 25, 2004 (Restated)
Non-U.S.	$986.9	14%	5%	61%
U.S. [1]	640.3	6%	6%	39%
Total Company	$1,627.2	11%	6%

1      U.S. revenues represented approximately 90 percent of the Americas segment revenue in each year.
[2]
Amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 16 — Market Withdrawal of MoistureLoc Lens Care Solution. Charges associated with the recall reduced third-quarter and year-to-date 2005 U.S. net sales by $12.0 and non-U.S. net sales by $5.1, respectively.

Business Segment Net Sales Our business segments are the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research & Development organization; and the Global Operations & Engineering organization. In each geographic segment, we market products in five categories: contact lens, lens care, pharmaceuticals, cataract and vitreoretinal, and refractive. The contact lens category includes traditional, planned replacement disposable, daily disposable, multifocal, and toric soft lenses and rigid gas permeable (RGP) lenses and materials. The lens care category includes multi-purpose solutions, cleaning and conditioning solutions for RGP lenses, re-wetting drops and saline solutions. The pharmaceuticals category includes generic and proprietary prescription ophthalmic drugs, ocular vitamins and over-the-counter medications. The cataract and vitreoretinal category includes intraocular lenses (IOLs), phacoemulsification equipment and related disposable products, hand-held surgical instruments and viscoelastics and other products used in cataract and vitreoretinal surgery. The refractive category includes lasers, microkeratomes, diagnostic equipment and other products and equipment used in refractive surgery. There are no transfers of products between product categories.

The following table summarizes third-quarter and year-to-date net sales by business segment:

	Net Sales[1]	Percent of Total Net Sales	Percent Increase Actual Dollars	Percent Increase Constant Currency
Quarter Ended September 24, 2005
Americas	$246.3	43%	2%	1%
Europe	202.2	36%	5%	6%
Asia	118.8	21%	3%	1%
Total Company	$567.3		3%	3%

Quarter Ended September 25, 2004 (Restated)
Americas	$241.3	44%	2%	2%
Europe	191.9	35%	12%	2%
Asia	115.4	21%	15%	11%
Total Company	$548.6		8%	4%

Nine Months Ended September 24, 2005
Americas	$738.7	43%	5%	4%
Europe	643.7	37%	8%	6%
Asia	345.0	20%	6%	3%
Total Company	$1,727.4		6%	4%

Nine Months Ended September 25, 2004 (Restated)
Americas	$706.9	43%	7%	6%
Europe	594.9	37%	13%	3%
Asia	325.4	20%	17%	11%
Total Company	$1,627.2		11%	6%

[1]
Amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above. Provisions for sales returns and consumer rebates associated with the recall reduced third quarter and year-to-date 2005 Americas region net sales by $12.4 and Asia region net sales by $4.7.

Consolidated third-quarter net sales increased 3 percent compared to 2004. Third-quarter net sales include $17 of customer returns and rebate provisions associated with the voluntary recall of MoistureLoc (see further discussion in Note 16 — Market Withdrawal of MoistureLoc Lens Care Solution). Excluding those items, consolidated sales increased 7 percent on a reported basis and 6 percent in constant currency.

For the first nine months of 2005, net sales increased 6 percent on a reported basis and 4 percent in constant currency. Excluding charges associated with the voluntary recall of MoistureLoc, consolidated net sales increased 7 percent, or 5 percent in constant currency.

•
Third-quarter Americas segment net sales increased 2 percent from 2004 on a reported basis, and 1 percent in constant currency. Current-year figures reflect $12 in sales return and consumer rebate provisions associated with the MoistureLoc recall. Excluding those charges, third-quarter 2005 Americas net sales were up 7 percent from 2004 on a reported basis, and up 6 percent in constant currency. For the first nine months of 2005, Americas segment net sales increased 5 percent from the same period in 2004, or 4 percent on a constant-currency basis. Excluding the MoistureLoc charges, Americas segment net sales grew 6 percent (5 percent in constant currency). For both the quarter and year-to-date periods, higher sales of contact lenses, pharmaceuticals and cataract surgery products more than offset declines in lens care and refractive surgery.

•
Third-quarter Europe segment net sales increased 5 percent on a reported basis or 6 percent in constant currency as compared to 2004, with gains in all product categories other than refractive surgery. On a year-to-date basis, Europe segment net sales increased 8 percent, or 6 percent in constant currency, reflecting similar trends.

•
Third-quarter Asia segment net sales grew 3 percent from 2004, or 1 percent in constant currency. Current year figures include $5 in sales return and consumer rebate provisions associated with the MoistureLoc recall. Excluding those items, third-quarter 2005 Asia net sales were up 7 percent on a reported basis (5 percent in constant currency). For the year-to-date period, sales gained 6 percent and were up 3 percent on a constant-currency basis. Excluding the MoistureLoc provisions, year-to-date Asia segment sales increased 7 percent (5 percent in constant currency). In the quarter, lower sales of lens care products were more than offset by gains in each of our other product categories. For the year-to-date period, gains for contact lenses, cataract and pharmaceuticals products were somewhat offset by lower sales of lens care and refractive surgery products.

A more detailed discussion of net sales trends by geographic region follows.

Americas

The following table summarizes percentage net sales increases for the Americas region by product category:

	Quarter Ended September 24, 2005		Nine Months Ended September 24, 2005
	2005 vs. 2004 Restated Percent Increase (Decrease)		2005 vs. 2004 Restated Percent Increase (Decrease)
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	19%	18%	14%	13%
Lens Care [1]	(15%)	(16%)	-%	(1%)
Pharmaceuticals	8%	7%	4%	4%
Cataract and Vitreoretinal	3%	2%	5%	4%
Refractive	(3%)	(6%)	(1%)	(3%)
Total Americas	2%	1%	5%	4%

[1]
Amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above. Provisions for sales returns and consumer rebates associated with the recall reduced Americas region 2005 third-quarter and year-to-date net sales by $12.4.

•
Contact lens category growth in the third quarter and first nine months of 2005 was led by incremental sales from the PureVision line of silicone hydrogel contact lenses in the United States and gains for the SofLens Multi-Focal and SofLens Toric brands throughout the region.

•
Lens care sales trends were mainly attributable to the impact of the MoistureLoc recall. Excluding those charges, Americas region lens care sales increased 3 percent in the quarter (2 percent in constant currency) and 6 percent for the first nine months of 2005 (5 percent in constant currency), reflecting share gains prior to the recall.

•
Third-quarter sales gains for pharmaceuticals products reflect higher sales of Lotemax steroid drops and general eye care products, along with incremental sales of Zylet ophthalmic drops and Retisert drug delivery implants, somewhat offset by continued declines in our U.S. multisource business resulting from competition for two non-ophthalmic products that entered the market earlier in 2005. Year-to-date gains were also driven by higher sales of Alrex steroid drops. As expected, revenues from nutritionals products declined in the third quarter, reflecting the reduced tablet inventory in the trade as retail customers transitioned to soft gels, combined with the impact of soft gel pipeline shipments that began late in the third quarter of 2004. These reported revenue trends do not reflect the true vitality of this business. Consumption data suggests the eye vitamin market is continuing to grow in the double digits, and we have maintained our market leadership.

•
Third-quarter net sales of cataract and vitreoretinal category growth was led by sales of IOL products, which rose about 15 percent for both the quarter and year-to-date periods, reflecting enthusiastic adoption of our SofPort Advanced Optics silicone IOL. Quarter-to-date growth was also due to higher sales of viscoelastics, somewhat offset by lower sales of phacoemulsification products. On a year-to-date basis, phacoemulsification product revenues increased about 5 percent while viscoelastics revenues were essentially flat.

•	In the refractive category, increased procedure card fees and service revenues were more than offset by declines in equipment and blade sales.

Europe

The following table summarizes percentage net sales increases for the Europe region by product category:

	Quarter Ended September 24, 2005		Nine Months Ended September 24, 2005
	2005 vs. 2004 Restated Percent Increase (Decrease)		2005 vs. 2004 Restated Percent Increase (Decrease)
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	1%	2%	8%	6%
Lens Care	8%	10%	10%	8%
Pharmaceuticals	16%	16%	16%	12%
Cataract and Vitreoretinal	3%	3%	4%	1%
Refractive	(20%)	(19%)	(13%)	(15%)
Total Europe	5%	6%	8%	6%

•
Europe region contact lens sales growth was tempered by the impact of our divesting our Woehlk German contact lens business during the third quarter of 2005. Excluding Woehlk revenues from the 2005 and 2004 periods, ongoing European contact lens revenues increased 7 percent in the third quarter and 10 percent year-to-date (8 percent in constant currency in both periods), led by higher sales of our PureVision, SofLens Multi-Focal and SofLens Toric brands. Our share of the European monthly toric market increased more than a point as compared to 2004, reflecting the market’s positive response to the PureVision Toric line of silicone hydrogel contact lenses for people with astigmatism.

•
Third-quarter European lens care sales growth was attributable to solid performance for our lines of multipurpose solutions, which grew about 15 percent during the quarter. Our leading position in the overall European lens care market increased two share points in the quarter, reflecting the success of MoistureLoc ahead of the product recall, as well as the rapid market shift away from older technology hydrogen peroxide offerings. As discussed above, lens care category sales declined in 2006 in all regions, due to lost MoistureLoc revenues following the recall and market share losses resulting from customer and trade concerns during our investigation into increased fungal infections among contact lens wearers. We recorded charges associated with the recall for product manufactured and sold in Europe in the first quarter of 2006.

•
Higher sales of pharmaceuticals products in Europe were led by strong double-digit growth for nutritionals products. Sales of dry eye products grew nearly 20 percent in both the third quarter and year-to-date periods, while our lines of glaucoma drugs registered gains of more than 20 percent in the quarter and about 10 percent for the first nine months of the year, mainly reflecting higher sales of Carteol LA.

•
Quarter- and year-to-date growth in the cataract and vitreoretinal category in Europe reflected higher sales of viscoelastics and acrylic IOLs, partially offset by declines in older technology IOLs and phacoemulsification products. We launched an advanced optics version of our Akreos acrylic IOL during the third quarter of 2005. Enthusiastic surgeon response to this new product drove an increase of more than 15 percent for the Akreos line in the quarter.

•	Refractive surgery net sales declines reflected lower capital equipment sales, which more than offset higher overall procedure card revenues and service contract fees.

Asia

The following table summarizes percentage net sales increases for the Asia region by product category:

	Quarter Ended September 24, 2005		Nine Months Ended September 24, 2005
	2005 vs. 2004 Restated Percent Increase (Decrease)		2005 vs. 2004 Restated Percent Increase (Decrease)
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	11%	10%	11%	9%
Lens Care [1]	(16%)	(18%)	(5%)	(8%)
Pharmaceuticals	15%	11%	24%	20%
Cataract and Vitreoretinal	15%	10%	17%	12%
Refractive	6%	2%	(4%)	(6%)
Total Asia	3%	1%	6%	3%

[1]
Amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above. Provisions for sales returns and consumer rebates associated with the recall reduced Asia region 2005 third-quarter and year-to-date net sales by $4.7.

•
Contact lens sales growth was led by Japan, where sales of Medalist Toric contact lenses for people with astigmatism increased approximately 15 percent and results benefited from incremental sales of our recently launched two-week spherical lens. PureVision silicone hydrogel contact lenses were not approved in Japan in 2005, but in other Asian markets, PureVision SVS (non-toric) lens sales increased more than 20 percent and sales for the entire PureVision brand increased even more strongly when factoring in incremental sales from our ongoing toric launch. As disclosed previously, we changed certain Chinese distributor programs earlier in 2005, which had resulted in slower than historical growth patterns in our Chinese vision care categories. Contact lens sales growth rebounded in China during the third quarter, with constant-currency contact lens revenues up nearly 5 percent during the period. However, as discussed in our 2005 Annual Report on Form 10-K, this rebound was short-lived, as in 2006 our Chinese contact lens business was significantly negatively impacted by brand association with the MoistureLoc recall.

•
Lens care sales declines mainly reflect charges associated with the MoistureLoc recall. Excluding those items, Asia region lens care sales decreased 2 percent in the quarter (4 percent in constant currency) and were flat for the first nine months of 2005 (down 3 percent in constant currency), primarily due to declines in China, resulting from the distributor issues discussed above.

•
We did not have a significant presence in the pharmaceuticals category in Asia through the third quarter of 2005. For the third quarter and first nine months of 2005 and 2004 net sales of pharmaceuticals in Asia were immaterial to our overall results of operations. During the fourth quarter of 2005, we acquired a 70-percent controlling interest in Freda.

•	Cataract and vitreoretinal category growth mainly reflected gains in sales of IOLs of more than 15 percent, led by the continued rollout of our Akreos acrylic lens.
•
Third-quarter refractive category sales growth was mainly due to higher equipment sales. Year-to-date sales declines reflected lower laser and diagnostic equipment sales with difficult year-over-year comparisons due to revenues from initial Zyoptix system upgrades in 2004.

Net Sales by Product Category

The following table presents total Company net sales by product categories for the third quarter and first nine months of 2005 and 2004:

	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency
Quarter Ended September 24, 2005
Contact Lens	$186.2	10%	9%
Lens Care [1]	115.2	(11%)	(12%)
Pharmaceuticals	144.8	11%	11%
Cataract and Vitreoretinal	88.9	4%	4%
Refractive	32.2	(7%)	(9%)
Total	$567.3	3%	3%

Quarter Ended September 25, 2004 (Restated)
Contact Lens	$170.0	11%	6%
Lens Care	128.7	(2%)	(4%)
Pharmaceuticals	130.0	10%	5%
Cataract and Vitreoretinal	85.4	10%	5%
Refractive	34.5	22%	17%
Total	$548.6	8%	4%

Nine Months Ended September 24, 2005
Contact Lens	$543.7	11%	9%
Lens Care [1]	381.7	1%	(1%)
Pharmaceuticals	424.1	10%	8%
Cataract and Vitreoretinal	273.7	6%	4%
Refractive	104.2	(6%)	(8%)
Total	$1,727.4	6%	4%

Nine Months Ended September 25, 2004 (Restated)
Contact Lens	$491.6	13%	6%
Lens Care	378.9	5%	2%
Pharmaceuticals	386.8	13%	8%
Cataract and Vitreoretinal	259.1	9%	3%
Refractive	110.8	25%	20%
Total	$1,627.2	11%	6%

[1]
Amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Note 17 —Subsequent Event. Charges associated with the recall reduced third quarter and year-to-date 2005 lens care net sales by $17.1.

•
Contact lens sales growth was led by the PureVision brand of spherical and toric silicone hydrogel contact lenses, with continued share gains and expanded distribution in Europe and Asia augmented by incremental sales from the re-launch of PureVision SVS in the United States. Overall contact lens category growth was also attributed to higher sales of our SofLens Multi-Focal and SofLens Toric lines of disposable contact lenses.

•
Continued gains for our lines of multi-purpose solutions, including the introduction of ReNuMultiPlus solution in Japan, as well as gains for the Boston lines of rigid gas permeable solutions, were more than offset by provisions recorded for customer returns and consumer rebates as part of the MoistureLoc recall. Excluding the recall related items, lens care revenues increased 3 percent and 5 percent for the quarter and first nine months of 2005, respectively (2 percent and 4 percent, respectively, in constant currency). As discussed above, lens care category sales declined in 2006 in all regions, due to lost MoistureLoc revenues following the recall and market share losses resulting from customer and trade concerns during our investigation into increased fungal infections among contact lens wearers. We recorded additional charges associated with the recall for product manufactured in 2006, primarily in Europe.

•
Growth in pharmaceuticals category sales gains were mainly attributable to our lines of anti-inflammatories (particularly Lotemax steroid drops), dry eye and glaucoma products in addition to gains for nutritionals and over-the-counter general eye care products, somewhat offset by lower sales of multisource products, attributable to recent competitive entries in the price-sensitive generic pharmaceuticals marketplace. Gains also benefited from incremental sales of Zylet ophthalmic drops and Retisert drug-delivery implants, both of which were launched earlier in 2005.

•
Cataract and vitreoretinal sales growth reflected continued gains for our SofPort and Akreos lines of foldable IOLs and higher sales of viscoelastics. Year-to-date increases were also attributable to higher sales of phacoemulsification products.

•
In the refractive surgery category, procedure card and service contract revenues increased in the third quarter with Zyoptix procedure fees up about 10 percent. Those gains were more than offset by lower sales of lasers and microkeratome blades.

Costs and Expenses and Operating Earnings

The following tables show operating costs and expenses as a percentage of net sales for the third quarter and nine months ended September 24, 2005 and September 25, 2004:

	Third Quarter Ended		Nine Months Ended
	Sept. 24, 2005	(Restated) Sept. 25, 2004	Sept. 24, 2005	(Restated) Sept. 25, 2004
Cost of Products Sold	43.8%	41.8%	42.1%	41.7%
Selling, Administrative and General	38.7%	37.2%	39.7%	39.7%
Research and Development	7.5%	6.8%	7.4%	7.0%

Cost of products sold totaled $249 and $229 in the third quarters of 2005 and 2004, respectively and $726 and $678 for the respective year-to-date periods. The higher cost of products sold to sales ratios in 2005 mainly reflect the recording of costs associated with MoistureLoc recall ($14). Excluding those charges, the 2005 cost of goods sold to sales ratio was 40.2 percent in the third quarter and 40.8 percent for the year-to-date period. That gross margin improvement in 2005 reflected continued profitability improvement initiatives to reduce costs as well as favorable mix shifts towards higher margin products. Additionally, the 2004 third quarter gross margin was negatively impacted by charges to write down certain manufacturing assets and obsolete inventories.
Selling, administrative and general expenses totaled $220 in the third quarter of 2005, compared to $204 in 2004. Year-to-date, spending was $686 in 2005 compared to $647 in 2004. Increased spending reflected costs associated with the MoistureLoc recall $(8), combined with higher spending on sales and promotional activities to support new products.
R&D expenses totaled $43 in the 2005 third quarter, compared to $37 in 2004. On a year-to-date basis, R&D expense totaled $127 in 2005 and $114 in 2004. During the third quarter, we began construction on an expansion to our R&D facility in Rochester, New York, designed to double the size of that facility. We expect to continue to increase R&D spending so we can consistently bring new products to market to fuel long-term growth.
As a result of the above factors, operating earnings for the third quarter of 2005 were $56, or 9.9 percent of sales, versus $78 and 14.2 percent of sales in 2004. For the first nine months of the year, operating earnings were $187 or 10.8 percent of sales in 2005 compared to $189 or 11.6 percent of sales in 2004. Excluding the charges associated with the MoistureLoc recall, third-quarter and year-to-date 2005 operating earnings represented 16.3 percent and 13.0 percent of sales, respectively.

Non-Operating Income and Expense

Other Income and Expense Interest and investment income was $7 in the third quarter of 2005 compared to $2 in 2004. The increase primarily related to higher investment income on assets in our deferred compensation plans (reflecting stock price appreciation through the third quarter), interest income associated with an IRS tax refund in 2005 (versus none in 2004) and higher average interest rates. Interest and investment income totaled $14 through the first nine months of 2005 and $9 in the 2004 period, mainly due to higher interest rates on non-U.S. investment balances and the income tax refund in 2005.
Interest expense was $11 in the third quarter 2005, compared to $13 in the 2004 period, mainly reflecting lower debt levels. On a year-to-date basis, interest expense was $38 in 2005 and $37 in 2004. Higher interest rates on variable-rate debt and the recognition of $3 of unamortized debt issuance costs in the second quarter of 2005 associated with convertible debt instruments which became convertible on July 1, 2005 were essentially offset by interest expense savings associated with lower 2005 debt levels.
Net foreign currency losses were $1 in the third quarter of 2005, compared to a gain of less than $1 in 2004. Year-to-date, net foreign currency losses were $1 in both periods. The 2005 results included a foreign currency loss recorded in connection with the disposal of our Woehlk contact lens business, combined with higher costs associated with our ongoing foreign currency hedging program.

Income Taxes For the third quarter of 2005, the Company recorded a provision of $156 on pre-tax income of $51, representing an effective rate of 306.5 percent. The difference of $138 between the recorded provision of $156 and the provision of $18 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to discrete tax items recorded in the quarter including a tax charge related to establishing a valuation allowance against the Company’s net U.S. deferred tax assets, tax benefits recorded as a result of the conclusion of the Internal Revenue Service’s examination of tax years ended 1995 through 1997, and a net tax charge related to repatriated earnings eligible for the special dividend received deduction under the American Jobs Creation Act of 2004. All of these items are more fully described in Note 10 — Provision for Income Taxes to the consolidated financial statements in the 2005 Form 10-K.
For the third quarter of 2004, the Company recorded a provision of $20 on pre-tax income of $68, representing an effective rate of 29.1 percent. The difference of $(4) between the recorded provision of $20 and the provision of $24 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions, partially offset by incremental U.S. tax expense related to foreign earnings.
For the first nine months of 2005, the Company recorded a provision of $194 on pre-tax income of $162, representing an effective rate of 119.9 percent. The difference of $137 between the recorded provision of $194 and the provision of $57 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to discrete tax items recorded in the nine months ended September 30, 2006, including a tax charge related to establishing a valuation allowance against the Company’s net U.S. deferred tax assets, tax benefits recorded as a result of the conclusion of the Internal Revenue Service’s examination of tax years ended 1995 through 1997, and a net tax charge related to repatriated earnings eligible for the special dividend received deduction under the American Jobs Creation Act of 2004. All of these items are more fully described in Note 10 — Provision for Income Taxes to the consolidated financial statements in the 2005 Form 10-K.
For the first nine months of 2004, the Company recorded a provision of $54 on pre-tax income of $160, representing an effective rate of 34.0 percent. The difference of $(2) between the recorded provision of $54 and the provision of $56 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions, partially offset by incremental U.S. tax expense related to foreign earnings.
Our effective tax rate is based on non-recurring events as well as recurring factors including the geographic mix of income before taxes and the related tax rates in those jurisdictions. In addition, our effective tax rate will change based on discrete or other non-recurring events that may not be predictable.

Liquidity and Financial Resources

Cash and cash equivalents totaled $556 at the end of the third quarter of 2005, compared to $640 in the third quarter of 2004 and $502 at the end of 2004.

Cash Flows from Operating Activities We generated $149 from operating activities in the first nine months of 2005. Earnings performance was partially offset by higher inventories to accommodate new product launches and increased working capital requirements. We generated $188 from operating activities in the first nine months of 2004, mainly due to earnings performance, somewhat offset by cash flows to fund working capital requirements. Average days sales outstanding were 72 days in the third quarter of 2005, compared to 75 days in 2004. Average inventory months on hand were 5.2 in the third quarter of 2005, compared to 4.9 in 2004.

Cash Flows from Investing Activities We used $81 for investing activities in the first nine months of 2005, mainly representing capital spending of $66 and acquisition related payments of $14, primarily related to product rights of $12 in connection with the FDA approval of Zylet ophthalmic suspension. Cash outflows for investing activities totaled $98 in 2004 and mainly represented $74 of capital spending and $33 used to purchase available-for-sale securities, somewhat reduced by $11 received from the sale of similar investments.

Cash Flows from Financing Activities On a net basis, we used $7 for financing activities in the first nine months of 2005. Outflows consisted primarily of: $44 to purchase shares of our Common stock under our ongoing share repurchase authorization, stock compensation plans and deferred compensation plans of which $40 was used to purchase 530,000 shares of our Common stock at an average price of $74.98 under our repurchase program; $101 to repay debt and $21 to pay dividends. Inflows during the period included $100 in proceeds from the issuance of the foreign currency equivalent of $50 in a five-year bank term loan and a $50 borrowing against our syndicated revolving credit facility, and $61 from the exercise of stock options. During the same 2004 period, net cash used in financing activities of $11 consisted primarily of $57 to purchase shares of our Common stock of which $55 was used to purchase 891,000 shares of the Company's Common stock at an average price of $61.92 per share under our repurchase program and $21 for dividends, partially offset by cash inflows of $73 from the exercise of stock options.

Sources of Liquidity Our long-term borrowings, including current portion, totaled $644 at the end of the third quarter of 2005, compared to $644 at the end of 2004 and $841 in the year-ago quarter. The ratio of total debt to capital was 33.8 percent as of September 24, 2005, 32.1 percent at year-end 2004 and 40.0 percent in September 2004.
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

Credit Facilities In July 2005, we replaced our prior $250 syndicated revolving credit facility scheduled to expire in January 2008 with a five-year, $400 syndicated revolving credit facility. The terms of the current facility include our option to increase the limit to $550 at any time during the five-year term. The interest rate under the agreement is based on our credit rating and, at our option, LIBOR or the base rate of one of the lending banks. The credit facility includes financial covenants requiring us to maintain certain EBITDA to interest and debt ratios. In the event a violation of the financial covenants occurs, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. In November 2005, and subsequently in February, May, August and December 2006 and January 2007, we obtained waivers from our banks of any breach of representation or covenant under the revolving credit agreement, related to or any default associated with, the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50 in aggregate. The waivers also extended the deadline to file our required annual financial statements for 2005 (including restatements for certain prior periods) and 2006 until April 30, 2007. Delivery of all financial statements for 2006 required by our financial reporting obligations under the revolving credit facility was satisfied by the filing of our 2006 Form 10-K and delivery of all required financial statements for 2005 was satisfied when we filed our 2005 Form 10-K. The impact of the Brazil and Korea investigations did not exceed $50 in aggregate as discussed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of our 2005 Form 10-K. In April 2007, we obtained amendments from our banks modifying the debt covenants for the fourth quarter of 2006 to ensure there were no breaches of our financial covenants under the revolving credit agreement. As reported in our Notification of Late Filing on Form 12b-25 on May 10, 2007, we were unable to timely file our Quarterly Report on Form 10-Q for the first quarter of 2007. However, that filing was made on May 30, 2007.
On May 25, 2007, we obtained waivers from our banks with respect to any default that could arise under the revolving credit agreement in connection with entering into the definitive merger agreement with affiliates of Warburg Pincus (see Recent Developments, Merger Agreement with Warburg Pincus LLC).
There were no violations of our financial covenants during the quarter ended September 24, 2005 or year ended December 25, 2004. We had no outstanding borrowings under syndicated revolving credit agreements as of September 24, 2005 or December 25, 2004.
A number of subsidiary companies outside the United States have credit facilities to meet their liquidity requirements. There were no outstanding borrowings under these non-U.S. credit facilities as of September 24, 2005 or December 25, 2004. The non-U.S. credit facilities' covenants require our subsidiaries to make payments when due and to comply with local laws. There were no covenant violations under the non-U.S. credit facilities during the quarter ended September 24, 2005 or year ended December 25, 2004.

Bank Term Loans In November 2005, our Dutch subsidiary entered into a $375 BV Term Loan. The facility involves a syndicate of banks and is guaranteed by us. The December 2005 borrowing under the BV Term Loan was a component of our efforts to repatriate foreign earnings from non-U.S. legal entities under the provisions of the AJCA (see Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes of our 2006 Form 10-K for further discussion of the AJCA). Borrowings under the BV Term Loan are due in December 2010, unless otherwise extended under the terms of the agreement. The interest rate is based on six-month LIBOR and is reset on a semiannual basis. The BV Term Loan includes covenants which require us to maintain certain EBITDA to interest and debt ratios. The initial interest rate was set at 5.0 percent. In February, May, August and December 2006, and again in January 2007, we obtained waivers from our banks of any breach of representation or covenant under the term loan agreement, related to or any default associated with, the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50 in aggregate. The waivers also extended the deadline to file annual financial statements for 2005 (including restatements for certain prior periods) and 2006 until April 30, 2007. Delivery of all required financial statements for 2006 required by our financial reporting obligations under the term loan facility was satisfied by the filing of our 2006 Form 10-K and delivery of all required financial statements for 2005 was satisfied when we filed our 2005 Form 10-K. The impact of the Brazil and Korea investigations did not exceed $50 in aggregate as discussed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of our 2005 Form 10-K. In April 2007, we obtained amendments from our banks modifying the debt covenants to ensure there were no breaches of our financial covenants under the BV Term Loan during the fiscal year ended December 30, 2006. There were no violations of our financial covenants during the third quarter of 2005 or for the full year 2004. As reported in our Notification of Late Filing on Form 12b-25 on May 10, 2007, we were unable to timely file our Quarterly Report on Form 10-Q for the first quarter of 2007. However, that filing was made on May 30, 2007.

On May 25, 2007, we obtained waivers from our banks with respect to any default that could arise under the BV Term Loan in connection with entering into the definitive merger agreement with affiliates of Warburg Pincus (see Recent Developments, Merger Agreement with Warburg Pincus LLC).
In July 2005, we agreed to guarantee, on behalf of our Japanese subsidiary, a variable-rate bank term loan facility denominated in Japanese yen, in an amount approximately equivalent to $50. This term loan was also established in connection with the repatriation of foreign earnings under the provisions of the AJCA. The facility will mature in July 2010. The outstanding borrowings under this Japanese term loan were approximately $50 at September 24, 2005. The Japanese term loan covenants require our subsidiary to submit its statutory financial statements to the lenders once a year and to maintain a positive balance of net assets. There were no covenant violations under the Japanese term loan during the quarter ended September 24, 2005.

Capital Markets Offerings We are required to file periodic financial reports with the SEC to comply with certain covenants in our public debt indenture. As a result of our inability to file timely our Forms 10-K for 2005 and 2006, and our quarterly financial statements for third quarter of 2005 and all quarters of 2006, we sought waivers from holders of our outstanding debt. In September 2006, and subsequently in January 2007 we announced a solicitation of consents with respect to all series of outstanding debt securities and outstanding convertible debt. The solicitations sought, for a fee, permission from the holders for amendments to the indenture applicable to each series of notes that would, among other things, extend our deadline to file periodic reports with the SEC and to deliver compliance certificates to the Trustee under each indenture. The most recent consents extended the deadline to file required annual reports until April 30, 2007. We received the requisite number of consents for all series of outstanding debt securities and outstanding convertible debt. Delivery of all required financial statements for 2005 and 2006 was satisfied by the filing of our 2005 and 2006 Forms 10-K.
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

Access to Financial Markets As of September 24, 2005, our long-term debt was rated BBB by Fitch Ratings and Standard & Poor's, and Baa3 by Moody's Investors Services, and all three rating agencies described our outlook as stable.
Subsequently, on March 23, 2006, Moody’s Investors Service placed our credit rating on review for possible downgrade. This action was prompted by our failure to file timely financial statements with the SEC and by concerns related to the Audit Committee investigations into allegations in Brazil and Korea. Moody’s expanded this ongoing review on April 12, 2006, to include our decision to suspend sales of MoistureLoc solution from our U.S. plant. On December 22, 2006, Moody’s affirmed that our credit rating continued to be on review. On February 2, 2007, Moody’s lowered our credit rating to Ba1 primarily reflecting Moody’s belief that revenue growth for 2007 will be lower than their previous expectations.

On April 11, 2006, Standard & Poor’s affirmed its BBB rating on our debt, but revised its rating outlook to negative from stable, reflecting our decision to suspend shipments of MoistureLoc from our U.S. plant. Following the announcement of our proposed merger with Warburg Pincus, on May 16, 2007, Standard & Poor's lowered its credit rating on our debt to BB+ and placed the Company on credit watch with negative implications.
On April 12, 2006, Fitch Ratings placed our long-term debt ratings on watch negative, following our decision to suspend shipments of MoistureLoc from our U.S. plant and our announcement of a further delay in the filing of our 2005 Form 10-K. On May 12, 2006, Fitch Ratings lowered our credit rating to BBB- and it remains on watch negative.
Until current periodic reports and financial statements are filed, we could be limited from using certain forms of registering our securities with the SEC for offer and sale. This may preclude us from raising debt or equity financing in the public markets.

Working Capital Working capital was $456 and $503 at the end of the third quarter of 2005 and 2004, respectively. At year-end 2004, working capital was $528. The current ratio was 1.4 at the end of the third quarter of 2005, 1.5 at the end of the third quarter of 2004, and 1.6 at year-end 2004.

Other Financial Data

Dividends Our Board of Directors declared dividends of $0.13 per share on our Common stock in the first, second and third quarters of both 2005 and 2004.

Return on Equity Return on average shareholders' equity was 1.3 percent in the twelve months ended September 24, 2005 and 11.9 percent for the twelve months ended September 25, 2004.

Off-Balance Sheet Arrangements and Contractual Obligations

We have a minority equity interest valued at $0 on the balance sheet that results from a strategic partnering arrangement entered into during 1999 involving implant technology for treating retinal and other back-of-the-eye diseases. Under the original agreement, we remitted payments to the strategic partner for R&D activities and the achievement of certain milestones such as completion of clinical testing, NDA filings and FDA approvals. As described in Item 8. Financial Statements and Supplementary Data under Note 9 — Related Party Transaction of the 2005 Form 10-K, a delay of up to three years in U.S. regulatory filings for the Retisert drug delivery product for the diabetic macular edema indication was announced in May 2003. As a result, we reevaluated our role in the ongoing development and approval process, and decided to conduct and supervise directly the day-to-day development and clinical activities. During the fourth quarter of 2003, we negotiated our arrangement to formalize this change.
We also have an equity investment of $0.2 as of September 24, 2005 and December 25, 2004 recorded as an other long-term asset, in connection with a licensing agreement signed during 2002 to develop treatments for ocular infections. During the quarter ended June 28, 2003, we recorded an other-than-temporary impairment charge of $1.8 based on negative earnings and cash flow trends of the licensor, and inconclusive efforts by the licensor to secure interim financing. The licensing agreement and $4.0 of preferred stock were canceled in December 2003 in conjunction with our decision to invest in and internally develop this ocular infection technology, which is in late-stage clinical development. As such, we are no longer required to remit payments to the licensor originally due upon the achievement of certain milestones. As a result of our restatement of financial results, as further discussed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of the 2005 Form 10-K the $2 impairment charge was determined to be out-of-period as the equity investment was first impaired as of 2001. At that time, we believed the decline in market value was temporary. As the investment did not recover, our restated financial statements reflect a $1 impairment charge in 2001 to adjust the equity investment to its market value at that time; and a $1 impairment charge in 2002 to recognize a further decline in market value, as well as a reversal of the $2 impairment charge originally recorded in June 2003.
As a result of the renegotiation and license cancellation described above, future payments for R&D activities and milestone achievements over the next five years are estimated to be immaterial.
We have obligations under certain guarantees, letters of credit, indemnifications and other contracts that contingently require us to make payments to guaranteed parties upon the occurrence of specified events. We believe the likelihood is remote that material payments will be required under these contingencies, and that they do not pose potential risk to our future liquidity, capital resources and results of operations. See Note 11 — Commitments and Contingencies for further descriptions and discussions regarding our obligations.

Critical Accounting Policies

For a discussion of the Company's critical accounting policies, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Form 10-K and the 2006 Form 10-K.

New Accounting Guidance

In December 2004, the FASB issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which replaced SFAS No. 123 and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to recognize compensation cost relating to share-based payment transactions, including grants of employee stock options, in the financial statements based on the grant date fair value. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123(R) is effective for fiscal periods beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretations of SFAS No. 123(R) and the valuation of share-based payments for public companies. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company adopted SFAS No. 123(R) in the first quarter of 2006 using the modified prospective application method. The Company disclosed the impact of the adoption of SFAS No. 123(R) in its 2006 Form 10-K.
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
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption of FIN 48, the Company recorded $18 as a cumulative effect adjustment reducing shareholders' equity, largely related to state income tax matters and partially offset by federal matters considered to be effectively settled.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

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
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position, which is consistent with the measurement date for the Company’s defined benefit plans. SFAS No. 158 made no changes to the recognition of expense. SFAS No. 158 was effective as of the fiscal year ending December 30, 2006. The impact of adopting the provisions of SFAS No. 158 was disclosed in Item 8. Financial Statements and Supplementary Data under Note 14 — Employee Benefits in the Company’s 2006 Form 10-K.
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

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words “anticipate”, “appears”, “foresee”, “should”, “expect”, “estimate”, “project”, “will”, “are likely” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future Company performance, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions and in many cases those with a material impact, have, in many but not all cases, been identified in connection with specific forward-looking statements. Forward-looking statements are subject to risks and uncertainties including, without limitation: the inability of the Company to achieve the various marketing and selling objectives described above or manage expenses; the ability to successfully return the Company’s lens care products to certain markets; changes in the competitive landscape; the ability to recoup lost market share; general global and local economic, political and sociological conditions including, without limitation, periods of localized disease outbreak and the effect on economic, commercial, social and political systems caused by natural disasters (such as, without limitation, earthquakes, hurricanes/typhoons, tornadoes and tsunamis); changes in such conditions; the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the Company’s businesses compete; effects of war or terrorism; changing currency exchange rates; the general political climate existing between and within countries throughout the world; events affecting the ability of the Company to timely deliver its products to customers, including those which affect the Company’s carriers’ ability to perform delivery services; changes in market acceptance of products offered by the Company or the industry due to recalls or other regulatory actions; changing trends in practitioner and consumer preferences and tastes; changes in technology; medical developments relating to the use of the Company’s products; competitive conditions, including entries into lines of business of the Company by new or existing competitors, some of whom may possess resources equal to or greater than those of the Company; the impact of product performance or failure on other products and business lines of the Company; success of the Company's compliance initiatives to detect and prevent violations of law or regulations; the results of pending or future investigations by the Company of alleged failure of the Company to comply with applicable laws or regulations; legal proceedings initiated by or against the Company, including those related to securities and corporate governance matters, products and product liability, commercial transactions, patents and other intellectual property, whether in the United States or elsewhere throughout the world; the impact of Company performance on its financing costs; enactment of new legislation or regulations or changes in application or interpretation of existing legislation or regulations that affect the Company; changes in government regulation of the Company’s products and operations; the Company's compliance with, and changes in governmental laws and regulations relating to the import and export of products; government pricing changes and initiatives with respect to healthcare products in the United States and throughout the world; changes in private and regulatory schemes providing for the reimbursement of patient medical expenses; changes in the Company’s credit ratings or the cost of access to sources of liquidity; the Company’s ability to maintain positive relationships with third-party financing resources; the financial well-being and commercial success of key customers, development partners and suppliers; changes in the availability of and other aspects surrounding the supply of raw materials used in the manufacture of the Company’s products; changes in tax rates or policies or in rates of inflation; the uncertainty surrounding the future realization of deferred tax assets; changes in accounting principles and the application of such principles to the Company; the performance by third parties upon whom the Company relies for the provision of goods or services; the ability of the Company to successfully execute marketing strategies; the ability of the Company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies in the United States and throughout the world; the ability of the Company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations in the United States and throughout the world; investment in research and development; difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products; the successful completion and integration of acquisitions by the Company; risks associated with the Company's transaction with Warburg Pincus; the successful relocation of certain manufacturing processes; the Company’s implementation of changes in internal controls; the Company’s success in the process of management testing, including the evaluation of results, and auditor attestation of internal controls, as required under the Sarbanes-Oxley Act of 2002; the occurrence of a material weakness in the Company’s internal controls over financial reporting, which could result in a material misstatement of the Company’s financial statements; the Company’s ability to correct any such weakness; the Company’s success in continuing to introduce and implement its enterprise-wide information technology initiatives, including the corresponding impact on internal controls and reporting; the effect of changes within the Company’s organization, including the selection and development of the Company’s management team and such other factors as are described in greater detail in the Company’s filings with the Securities and Exchange Commission, including, without limitation, Item 1A. Risk Factors of the Company’s 2006 Form 10-K and in Part II, Item 1A. Risk Factors of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2007.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the Company's results of operations indicates that, if the U.S. dollar strengthened against all foreign currencies by 10 percent the Company would realize net losses of approximately $19 on foreign currency forward contracts outstanding at September 24, 2005. Such net losses would be substantially offset by net gains from the revaluation or settlement of the underlying positions hedged.
     There was no significant change in the Company’s sensitivity to interest rate risk during the nine month period ended September 24, 2005. For additional discussion of the exposure to market risk, refer to the section entitled Market Risk as set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Form 10-K.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chairman and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file this Quarterly Report on Form 10-Q within the statutory time period, the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer have concluded that, as of September 24, 2005, the Company's disclosure controls and procedures were not effective.
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As more fully described in Management’s Report on Internal Control Over Financial Reporting in Item 9A of our 2005 Annual Report, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005, which also existed as of September 24, 2005:
The Company did not: (1) maintain an effective control environment because the Company did not: (i) adequately and consistently reinforce the importance of adherence to controls and the Company's code of conduct; (ii) institute all elements of an effective program to help prevent and detect fraud by Company employees; (iii) establish and maintain effective corporate and regional oversight and monitoring of operations to detect subsidiaries’ managements’ override of established financial controls and accounting policies; and (iv) maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of GAAP; (2) maintain effective controls to provide reasonable assurance of the completeness and accuracy of certain financial statement accounts in certain subsidiaries; (3) maintain effective controls over certain subsidiaries’ relationships with their key distributors, particularly in the Company’s Korea, Japan and India subsidiaries, and over the installation of refractive laser surgery equipment in multiple locations where the Company does business, to ensure that revenue associated with such distributor and laser sales was recognized in accordance with GAAP; (4) maintain effective controls over the determination and reporting of its income tax payable, deferred income tax assets and liabilities, the related valuation allowances, income tax expense and indirect taxes; and (5) maintain effective controls to ensure that the Company's deferred compensation Plan document was amended to accurately reflect the Plan's intended design.

Remediation of Material Weaknesses

The Company has engaged in, and is continuing to engage in, substantial efforts to address the material weaknesses in its internal control over financial reporting.

As more fully described in the Remediation of Certain Material Weaknesses in Internal Control Over Financial Reporting section of Item 9A of the 2005 Form 10-K the remediation that occurred subsequent to December 31, 2005 focused on: (1) terminating or replacing several individuals within our Brazilian, Korean and Asian operations; (2) appointing a Vice President, Compliance and a Vice President, Financial Compliance; (3) enhancing the whistleblower program related to the communication, investigation and resolution of whistleblower activities; (4) expanding management’s ongoing communications regarding importance of adherence to internal controls; (5) realigning the global finance organization and modifying performance objectives to be more heavily weighted to internal control and financial reporting; (6) instituting a comprehensive fraud and compliance risk assessment program; (7) formalizing and augmenting entity wide and corporate monitoring controls; (8) holding a global controller’s conference focusing on areas identified in the material weaknesses; (9) expanding the staff and coverage of Internal Audit; (10) initiating a program to provide additional training to finance, accounting and tax professionals regarding new and evolving areas in U.S. GAAP; (11) developing a training program for certain non-finance employees on integrity of financial reporting and controls, and ethics and compliance; (12) completing a comprehensive review of accounting for income taxes including certain deferred tax assets and liabilities, taxes payable and tax reserves; (13) initiating a process to improve proper tracking of deferred tax assets and liabilities; (14) hiring and training additional senior tax staff with expertise in accounting for income taxes; (15) redesigning internal controls around income taxes; (16) augmenting the quarterly financial reporting and close process using an expanded Quarterly Close Checklist; (17) enhancing key control activities related to revenue recognition on laser installations and, sales to distributor/wholesalers; (18) implementing a process requiring all subsidiaries outside of the United States to use one global professional tax advisor; and (19) requiring formal review and approval of all new or amended employee benefit plans by Corporate Technical Accounting.
The Company believes that these remediation efforts will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. However, as more fully described in the 2005 Form 10-K the material weaknesses described above were not remediated by December 31, 2005. The Company will continue to take steps to remediate known material weaknesses as soon as practicable.

Changes in Internal Control Over Financial Reporting During the third quarter of 2005, the Company continued to implement its global enterprise reporting system at its commercial and global operations businesses including the Company's French and European centralized logistics operations. In addition, the Company outsourced certain transactional financial processes for certain of its European subsidiaries. The Company also changed record keepers for its U.S. Deferred Compensation Plan. The Company is continuing to implement the global enterprise reporting system, and in that process, expects that there will be future material changes in internal controls as a result of this implementation.

Part II Other Information

Item 1.                      Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 15 — Other Matters, and such information is incorporated by reference in this Item 1 of Part II.

Item 1A.                      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I,Item 1A. Risk Factors in both our 2005 Form 10-K and the 2006 Form 10-K, and Part I, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2007, which could materially affect our business, financial condition or future results. The risks described in those reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)                      Not applicable.

(b)                      Not applicable.

(c)                      The following table summarizes the Company's purchases of its Common stock for the third quarter ended September 24, 2005:

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs [2,3]	Maximum Number of Shares that May Yet Be Purchased Under the Programs [2,3]
June 26, 2005 - July 23, 2005	9,295	$82.32	-	2,219,838
July 24, 2005 - August 20, 2005	472	$83.24	-	2,219.838
August 21, 2005 - September 24, 2005	5,124	$80.45	-	2,219,838
Total	14,891	$81.70	-	2,219,838

[1]
During the third quarter ended September 24, 2005, shares purchased include those pursuant to stock compensation plans and deferred compensation plans. There were no shares purchased pursuant to publicly announced repurchase programs (see footnotes 2 and 3 below).

[2]
On January 27, 2004, the Board of Directors authorized a program to repurchase up to two million shares of the Company's outstanding Common stock. During the third quarter ended September 24, 2005, no shares were repurchased under this program. There is no expiration date for this program.

[3]
On July 26, 2005, the Board of Directors approved the purchase of up to an additional two million shares of the Company's outstanding Common stock. There is no expiration date for this program, and since its approval, no shares have been repurchased.

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

BAUSCH & LOMB INCORPORATED
June 19, 2007	/s/ Ronald L. Zarrella
Date	Ronald L. Zarrella Chairman and Chief Executive Officer

June 19, 2007	/s/ Efrain Rivera
Date	Efrain Rivera Senior Vice President and Chief Financial Officer

Exhibit Index

S-K Item 601 No.	Document

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

(10)-a
Agreement for the Sale and Purchase of the Entire Issued Capital of Sino Concept Technology Limited, by and between Sino Biopharmaceutical Limited and Bausch & Lomb Incorporated, dated July 2, 2005 (filed as Exhibit (10)-gg of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

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