Form 10-Q
period 2006-07-01
BAUSCH & LOMB INC
filed 2007-06-19
CIK 10427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006
or

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
The Company filed its Annual Report on Form 10-K for fiscal 2006 (2006 Form 10-K) on April 25, 2007.

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Statements of Operations

	(Unaudited) Second Quarter Ended		(Unaudited) Six Months Ended
Dollar Amounts in Millions - Except Per Share Data	July 1, 2006	(Restated) June 25, 2005	July 1, 2006	(Restated) June 25, 2005
Net Sales	$571.5	$605.4	$1,117.5	$1,160.1

Costs and Expenses
Cost of products sold	249.5	245.0	488.6	477.8
Selling, administrative and general	256.2	239.4	486.9	466.8
Research and development	50.0	45.3	93.5	84.6
	555.7	529.7	1,069.0	1,029.2
Operating Income	15.8	75.7	48.5	130.9

Other (Income) Expense
Interest and investment income	(6.8)	(2.7)	(15.5)	(6.5)
Interest expense	18.1	14.9	34.3	26.1
Foreign currency, net	2.4	0.2	3.2	0.1
	13.7	12.4	22.0	19.7

Income before Income Taxes and Minority Interest	2.1	63.3	26.5	111.2
Provision for income taxes	18.2	25.2	30.2	38.5
Minority interest in subsidiaries	(1.0)	0.8	(0.4)	2.1
Net (Loss) Income	$(15.1)	$37.3	$(3.3)	$70.6

Basic (Loss) Earnings Per Share	$(0.28)	$0.70	$(0.06)	$1.34
Average Shares Outstanding - Basic (000s)	53,789	53,029	53,722	52,878

Diluted (Loss) Earnings Per Share	$(0.28)	$0.67	$(0.06)	$1.27
Average Shares Outstanding - Diluted (000s)	53,789	55,714	53,722	55,491

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Balance Sheets

Dollar Amounts in Millions - Except Per Share Data	(Unaudited) July 1, 2006	December 31, 2005
Assets
Cash and cash equivalents	$489.0	$720.6
Trade receivables, less allowances of $17.5 and $16.2, respectively	448.8	491.7
Inventories, net	263.5	219.8
Other current assets	142.1	124.6
Deferred income taxes	69.5	71.2
Total Current Assets	1,412.9	1,627.9

Property, Plant and Equipment, net	631.3	604.4
Goodwill	823.1	799.0
Other Intangibles, net	273.3	273.8
Other Long-Term Assets	95.7	100.3
Deferred Income Taxes	12.2	11.0
Total Assets	$3,248.5	$3,416.4

Liabilities and Shareholders' Equity
Notes payable	$5.2	$0.2
Current portion of long-term debt	18.8	161.2
Accounts payable	78.9	88.1
Accrued compensation	115.3	126.0
Accrued liabilities	432.3	495.5
Federal, state and foreign income taxes payable	122.8	137.7
Deferred income taxes	2.2	1.5
Total Current Liabilities	775.5	1,010.2

Long-Term Debt, less current portion	830.6	831.2
Pension and Other Benefit Liabilities	140.9	137.9
Other Long-Term Liabilities	10.6	8.0
Deferred Income Taxes	123.2	120.7
Total Liabilities	1,880.8	2,108.0

Minority Interest	24.2	24.5

Commitments and Contingencies (Note 10)

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,440,172 shares issued (60,427,172 shares in 2005)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 253,255 shares issued (253,699 shares in 2005)	-	-
Capital in Excess of Par Value	114.4	102.4
Common and Class B Stock in Treasury, at cost, 6,738,439 shares (6,741,731 shares in 2005)	(356.3)	(356.3)
Retained Earnings	1,454.2	1,471.6
Accumulated Other Comprehensive Income	107.1	50.9
Other Shareholders' Equity	-	(8.8)
Total Shareholders' Equity	1,343.5	1,283.9
Total Liabilities and Shareholders' Equity	$3,248.5	$3,416.4

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Statements of Cash Flows

	(Unaudited) Six Months Ended
Dollar Amounts in Millions	July 1, 2006	(Restated) June 25, 2005
Cash Flows from Operating Activities
Net (Loss) Income	$(3.3)	$70.6
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities
Depreciation	51.1	49.2
Amortization	15.2	13.1
Deferred income taxes	0.6	(8.7)
Stock-based compensation expense	2.0	7.7
Tax benefits associated with exercise of stock options	-	9.7
Loss on retirement of fixed assets	0.8	0.8
Changes in Assets and Liabilities
Trade receivables	53.4	(18.1)
Inventories	(39.7)	(22.2)
Other current assets	(16.0)	(17.6)
Other long-term assets, including equipment on operating lease	2.2	2.1
Accounts payable and accrued liabilities	(27.8)	(14.8)
Income taxes payable	(16.3)	15.9
Other long-term liabilities	3.4	2.5
Net Cash Provided by Operating Activities	25.6	90.2

Cash Flows from Investing Activities
Capital expenditures	(66.5)	(36.3)
Net cash paid for acquisition of businesses and other intangibles	(34.3)	(13.3)
Other	(0.8)	(0.6)
Net Cash Used in Investing Activities	(101.6)	(50.2)

Cash Flows from Financing Activities
Repurchase of Common and Class B shares	(1.8)	(42.4)
Exercise of stock options	0.1	43.8
Net repayments of notes payable	0.1	(0.2)
Repayment of long-term debt	(143.5)	(0.3)
Net distributions to minority interests	-	(2.0)
Payment of dividends	(14.4)	(14.0)
Net Cash Used in Financing Activities	(159.5)	(15.1)

Effect of exchange rate changes on cash and cash equivalents	3.9	(8.4)

Net Change in Cash and Cash Equivalents	(231.6)	16.5

Cash and Cash Equivalents - Beginning of Period	720.6	501.8

Cash and Cash Equivalents - End of Period	$489.0	$518.3

Supplemental Cash Flow Disclosures
Cash paid for interest (net of portion capitalized)	$28.9	$18.4
Net cash payments for income taxes	$54.0	$39.0

Supplemental Schedule of Non-Cash Financing Activities
Dividends declared but not paid	$7.0	$7.0

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

The following tables present unaudited quarterly financial information for the quarter and six months ended June 25, 2005, reflecting the impact of restatement.

	Second Quarter Ended June 25, 2005
	As Previously Reported	Brazil Matters	Asia and Other Revenue Recognition Matters	Tax Matters	Deferred Compensation Plan	Other Items	Restated
Net Sales	$608.3	$-	$(3.6)	$-	$-	$0.7	$605.4
Costs and Expenses
Cost of products sold	246.1	-	(1.1)	-	-	-	245.0
Selling, administrative and general	236.7	0.5	(0.1)	-	2.4	(0.1)	239.4
Research and development	45.3	-	-	-	-	-	45.3
	528.1	0.5	(1.2)	-	2.4	(0.1)	529.7
Operating Income	80.2	(0.5)	(2.4)	-	(2.4)	0.8	75.7
Other (Income) Expense
Interest and investment income	(2.7)	-	-	-	-	-	(2.7)
Interest expense	14.5	0.4	-	-	-	-	14.9
Foreign currency, net	(0.3)	0.5	-	-	-	-	0.2
	11.5	0.9	-	-	-	-	12.4
Income before Income Taxes and Minority Interest	68.7	(1.4)	(2.4)	-	(2.4)	0.8	63.3
Provision for income taxes	22.7	(0.5)	(0.7)	4.2	(0.7)	0.2	25.2
Minority interest in subsidiaries	1.0	-	(0.2)	-	-	-	0.8
Net Income (Loss)	$45.0	$(0.9)	$(1.5)	$(4.2)	$(1.7)	$0.6	$37.3
Basic Earnings (Loss) Per Share	$0.85	$(0.02)	$(0.03)	$(0.08)	$(0.03)	$0.01	$0.70
Diluted Earnings (Loss) Per Share	$0.81	$(0.02)	$(0.03)	$(0.07)	$(0.03)	$0.01	$0.67

	Six Months Ended June 25, 2005
	As Previously Reported	Brazil Matters	Asia and Other Revenue Recognition Matters	Tax Matters	Deferred Compensation Plan	Other Items	Restated
Net Sales	$1,162.6	$-	$(4.0)	$-	$-	$1.5	$1,160.1
Costs and Expenses
Cost of products sold	478.1	-	(0.5)	-	-	0.2	477.8
Selling, administrative and general	459.2	1.2	-	-	5.3	1.1	466.8
Research and development	84.6	-	-	-	-	-	84.6
	1,021.9	1.2	(0.5)	-	5.3	1.3	1,029.2
Operating Income	140.7	(1.2)	(3.5)	-	(5.3)	0.2	130.9
Other (Income) Expense
Interest and investment income	(6.5)	-	-	-	-	-	(6.5)
Interest expense	25.4	0.6	-	-	-	0.1	26.1
Foreign currency, net	(0.3)	0.4	-	-	-	-	0.1
	18.6	1.0	-	-	-	0.1	19.7
Income before Income Taxes and Minority Interest	122.1	(2.2)	(3.5)	-	(5.3)	0.1	111.2
Provision for income taxes	40.3	(0.7)	(1.1)	1.6	(1.6)	-	38.5
Minority interest in subsidiaries	2.2	-	(0.1)	-	-	-	2.1
Net Income (Loss)	$79.6	$(1.5)	$(2.3)	$(1.6)	$(3.7)	$0.1	$70.6
Basic Earnings (Loss) Per Share	$1.50	$(0.03)	$(0.04)	$(0.03)	$(0.07)	$(0.00)	$1.34
Diluted Earnings (Loss) Per Share	$1.44	$(0.03)	$(0.04)	$(0.03)	$(0.07)	$(0.00)	$1.27

The following table presents the major subtotals for the Company’s Statements of Cash Flows and the related impact of the restatement adjustments discussed above for the six months ended June 25, 2005.

	Six Months Ended June 25, 2005
	As Previously Reported	Restated
Net Cash Provided by (Used In):
Operating activities	$88.0	$90.2
Investing activities	(50.2)	(50.2)
Financing activities	(12.9)	(15.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8.4)	(8.4)
Net Change in Cash and Cash Equivalents	16.5	16.5
Cash and Cash Equivalents, Beginning of Period	501.8	501.8
Cash and Cash Equivalents, End of Period	$518.3	$518.3

2.           Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, consists of the following:

	Second Quarter Ended		Six Months Ended
	July 1, 2006	(Restated) June 25, 2005	July 1, 2006	(Restated) June 25, 2005
Foreign currency translation adjustments	$47.9	$(95.1)	$53.9	$(86.0)
Realized losses from hedging activity	0.7	0.5	0.2	1.0
Market value adjustments for available-for-sale securities	-	-	2.1	-
Other comprehensive income (loss)	48.6	(94.6)	56.2	(85.0)
Net (loss) income	(15.1)	37.3	(3.3)	70.6
Total comprehensive income (loss)	$33.5	$(57.3)	$52.9	$(14.4)

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
In a given period there may be outstanding stock options considered anti-dilutive as the options' exercise price was greater than the average market price of Common shares during that period and, therefore, excluded from the calculation of diluted earnings per share. For the quarter and six months ended July 1, 2006, anti-dilutive stock options to purchase 2.8 million and 1.8 million shares of Common stock, respectively, with exercise prices ranging from $50.94 to $83.55 and $59.76 to $83.55, respectively, were outstanding. For the quarter ended June 25, 2005, there were no anti-dilutive stock options outstanding. For the six months ended June 25, 2005, anti-dilutive stock options to purchase 0.5 million shares of Common stock at exercise prices ranging from $72.97 to $74.34 were outstanding.
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
The impact to results of operations from the Old Notes on the diluted earnings per share calculation was an adjustment of approximately $0.1 to results of operations for the quarters and six months ended July 1, 2006 and June 25, 2005, representing the interest and amortization expense attributed to the remaining Old Notes. The effects of the Old Notes and the New Securities on dilutive shares for the quarters and six months ended July 1, 2006 and June 25, 2005 are reflected in the table below.

The following table summarizes the amounts used to calculate basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
Dollar Amounts in Millions - Except Per Share Data, Number of Shares in Thousands	July 1, 2006	(Restated) June 25, 2005	July 1, 2006	(Restated) June 25, 2005
Net (Loss) Income	$(15.1)	$37.3	$(3.3)	$70.6

Weighted Average Basic Shares Outstanding	53,789	53,029	53,722	52,878
Effect of Dilutive Shares	993	2,145	1,537	2,148
Effect of Convertible Senior Notes Shares	67	67	67	67
Effect of 2004 Senior Convertible Securities Shares	-	473	-	398

Weighted Average Diluted Shares Outstanding [1]	54,849	55,714	55,326	55,491

Basic (Loss) Earnings Per Share	$(0.28)	$0.70	$(0.06)	$1.34

Diluted (Loss) Earnings Per Share	$(0.28)	$0.67	$(0.06)	$1.27

[1]
As a result of the net loss presented for the second quarter and six months ended July 1, 2006, the Company calculates diluted earnings per share using weighted average basic shares outstanding for each period, as utilizing diluted shares would be anti-dilutive to loss per share.

4.           Employee Stock Plans

In December 2004, the Financial Accounting Standards Board (FASB) issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which establishes the accounting for stock-based awards exchanged for employee services. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value of the award. Accordingly, stock-based compensation cost is based on the fair value of the award measured on the grant date, and is recognized as expense over the employee requisite service period. The Company previously applied the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations as allowed under SFAS No. 123. Under the intrinsic value method, no share-based compensation cost related to stock options had been recognized in the Company’s Statements of Operations, as the exercise price was equal to the market value of the Company’s Common stock on the grant date. As a result, the recognition of share-based compensation cost was generally limited to the expense attributed to restricted stock awards, performance awards and stock option modifications. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25.
As permitted by SFAS No. 123(R), the Company elected to apply the modified prospective transition method upon adoption in which compensation cost is recognized beginning on January 1, 2006 for all share-based payments granted after January 1, 2006 and for all awards previously granted that remained unvested on that date. Compensation cost related to the unvested portion of previously granted awards is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost for awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company estimates the grant-date fair value using the Black-Scholes option pricing model. Prior to January 1, 2006, the Black-Scholes option pricing model was also used in estimating the grant-date fair values in developing the Company’s pro forma disclosure information required under SFAS No. 123. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based payment awards that will ultimately vest. The Company’s estimates are based on historical forfeiture data. The estimated forfeiture rate will be adjusted if actual forfeitures differ from its original estimates. The effect of any change in estimated forfeitures would be recognized as an adjustment to compensation cost recognized in the period of the change in estimate. In accordance with the modified prospective transition method, the Company’s Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Staff Accounting Bulletin No. 107, Share-Based Payment, was taken into consideration with the implementation of SFAS No. 123(R).

On December 22, 2005, the Company announced that certain prior-period financial statements of the Company were required to be restated and could not be relied upon. As a result, the Company determined that certain registration statements relating to the Company’s long-term incentive plans, or prospectuses related to such plans, were no longer current and would not be considered current until the Company was current with its SEC periodic filings. Accordingly, pursuant to the plans, the Company imposed certain restrictions on issuing share-based compensation awards and the exercise of previously issued stock awards, except for transactions which could be exempted under Federal Securities law, until such registration statements are current. During the first six months of 2006, the Company granted a total of 16,000 stock options to new hires.
Share-based compensation cost recognized under SFAS No. 123(R) for the six months ended July 1, 2006 was $2.0 and included $5.8 of expense associated with stock options and $1.6 of expense related to time-based restricted stock awards offset by $5.4 of mark-to-market adjustments associated with the Company's Restricted Stock Deferred Compensation Plan. In May 2006, the Company amended this Plan requiring all future distributions of participant deferrals of stock awards be settled only in shares of Company stock, eliminating the sole option of the Company to settle in cash, and thereby eliminating the requirement under GAAP to recognize subsequent changes in the fair value of Company stock. Of the $5.8 of stock option expense, $4.6, $0.9 and $0.3 was recorded in selling, administrative and general expenses, research and development and cost of products sold, respectively. Expense associated with time-based restricted stock and the mark-to-market adjustments was recorded in selling, administrative and general expenses. There was no compensation cost capitalized to assets. Compensation cost was included in operating activities on the Statement of Cash Flows for the six months ended July 1, 2006.
The compensation cost associated with stock options in 2006 was mainly comprised of compensation cost related to the unvested portion of previously granted awards as of January 1, 2006 since the Company delayed its annual grant due to the previously described restrictions imposed on share-based compensation awards. Previously, as permitted under SFAS No. 123, the Company calculated compensation cost for the purpose of pro forma disclosure using a graded-vesting attribution method. Under that method, compensation cost is recognized over the requisite service period for each separately vesting tranche of the award. The Company continues to apply the graded-vesting method in recognizing compensation cost associated with outstanding unvested awards as of January 1, 2006. As permitted by SFAS No. 123(R), the Company has elected to recognize compensation cost evenly over the vesting period using the straight-line attribution method for awards granted subsequent to January 1, 2006.
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
The Company applies a tax law ordering approach in determining its intraperiod allocation of tax expense or benefit attributable to share-based compensation deductions. The Company incurred a U.S. net operating loss for 2006 and, therefore, no U.S. tax expense or benefit related to U.S. share-based compensation deductions was allocated to additional paid-in capital for the first and second quarters of 2006. The share-based compensation deductions related to foreign affiliates for 2006 and the related allocation of tax benefits to additional paid-in capital were immaterial.
Share-based compensation expense increased (reduced) the Company’s results of operations for the second quarter and six months ended July 1, 2006 as follows:

Amounts in millions, except per share data	For the Second Quarter Ended July 1, 2006	For the Six Months Ended July 1, 2006
Operating income	$1.0	$(2.0)
Net income (loss)	1.0	(2.0)
Basic earnings (loss) per share	0.02	(0.04)
Diluted earnings (loss) per share	$0.02	$(0.04)

The effect on net income and earnings per share for the second quarter and six months ended June 25, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure was as follows:

Amounts in millions, except per share data	(Restated) For the Second Quarter Ended June 25, 2005	(Restated) For the Six Months Ended June 25, 2005
Net income	$37.3	$70.6
Add: Share-based compensation expense included in reported net income, net of tax [1,2]	2.0	4.7
Deduct: Total share-based compensation expense determined under the fair value based method for all awards, net of tax [1,2]	(5.4)	(11.5)
Pro forma net income	$33.9	$63.8
Basic earnings per share
As reported	$0.70	$1.34
Pro forma	$0.64	$1.21
Diluted earnings per share
As reported	$0.67	$1.27
Pro forma	$0.61	$1.15

[1]	Amounts reflect mark-to-market adjustments associated with the Company's Restricted Stock Deferred Compensation Plan.
[2]	Net of tax amounts were calculated using the combined U.S. Federal and State statutory rate of 38.3 percent.

2003 Long-Term Incentive Plan

The 2003 Long-Term Incentive Plan (the 2003 Plan) was approved by the shareholders of the Company on April 29, 2003 and will terminate on April 29, 2013. Under this plan, a total of 6,000,000 shares were authorized for issuance, of which no more than 1,800,000 shares may be issued pursuant to awards other than options and stock appreciation rights. Any employee or non-employee director is eligible to participate under the plan. Any shares issued may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares purchased in the open market or otherwise. The Company typically utilizes proceeds from stock option exercises to repurchase shares (pursuant to its authorized purchase programs) to partially offset the dilutive impact of stock option exercise activity. Stock options, stock appreciation rights, restricted stock, performance awards and other stock unit awards may be granted under such plan. As of July 1, 2006, the Company had issued stock options, restricted stock, restricted stock units and performance-based stock units under the plan.
Prior to the 2003 Long-Term Incentive Plan, the Company provided shares available for grant in each calendar year, equal to three percent of the total number of outstanding shares of Common stock as of the first day of each such year, under its Stock Incentive Plan, which had an evergreen provision. In October 2002, the Company's Board of Directors amended the plan to eliminate the evergreen feature and provide a pool of 1,600,000 shares to be available for future grants. As of the adoption of the 2003 Long-Term Incentive Plan on April 29, 2003, no additional shares will be issued under this plan.
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
The following table summarizes information concerning stock options outstanding including related activity under the Company’s plans for the six months ended July 1, 2006:

	Number of Options (000s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value [1]
Outstanding as of December 31, 2005	5,824	$49.96
Granted	16	57.86
Exercised	(2)	37.73
Forfeited and canceled	(70)	61.84
Outstanding at July 1, 2006	5,768	49.85	5.8	$39.6
Options exercisable at July 1, 2006	4,804	$46.53	5.5	$39.6

[1]
Calculated using in-the-money stock options multiplied by the difference between the average of the Company's high and low stock price on June 30, 2006 and the option exercise price. The total number of in-the-money options exercisable on July 1, 2006 was approximately 2.9 million.

Other information pertaining to stock options for the six months ended July 1, 2006 and June 25, 2005 is as follows:

	For the Six Months Ended July 1, 2006	(Restated) For the Six Months Ended June 25, 2005
Weighted average grant-date fair value of stock options granted per share	$18.40	$24.57
Total fair value of options vested	$18.4	$17.6
Total intrinsic value of options exercised	NM [1]	$30.9

1      NM denotes “not meaningful”. Intrinsic value is less than $0.1

Proceeds received from the exercise of 1,825 stock options for the six months ended July 1, 2006 were less than $0.1 and immaterial to the Statement of Cash Flows. Proceeds received from exercise of approximately 1.0 million stock options for the six months ended June 25, 2005 were $43.8, which were included in financing activities on the Statement of Cash Flows.

       The following weighted average assumptions were used for the second quarter and six months ended July 1, 2006:

	For the Second Quarter Ended July 1, 2006	For the Six Months Ended July 1, 2006
Expected life	5	5
Expected volatility	30.42%	29.73%
Risk-free interest rate	4.81%	4.76%
Expected dividend yield	1.08%	0.93%

A summary of the status of the Company’s nonvested stock options as of July 1, 2006 and changes during the six months ended July 1, 2006 is presented below:

Nonvested Options	Number of Options (000s)	Weighted Average Grant-Date Fair Value
Nonvested options at December 31, 2005	2,024	$19.84
Granted	16	18.40
Vested	(1,060)	17.35
Forfeited and canceled	(40)	21.84
Nonvested options at July 1, 2006	940	$22.56

Total unrecognized compensation cost related to unvested stock options granted under the Company’s plans as of July 1, 2006 was $6.8 and is expected to be recognized over a weighted-average period of 1.0 years.

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

Nonvested Restricted Shares	Numbers of Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2005	288	$52.37
Granted	13	66.37
Vested	(1)	33.59
Forfeited and canceled	(1)	83.55
Nonvested restricted shares at July 1, 2006	299	$52.92

	For the Six Months Ended July 1, 2006	(Restated) For the Six Months Ended June 25, 2005
Weighted average grant-date fair value of restricted stock awards granted per share	$66.37	$71.69
Total fair value of restricted stock awards vested	$0.1	$3.8

As a result of the previously discussed restrictions on the Company's ability to issue share-based compensation awards, restricted stock awards were granted only to new hires and a limited number of key employees pursuant to exemptions under Federal Securities law. Compensation cost related to restricted stock awards during the six months ended July 1, 2006 was $1.6 offset by $5.4 of mark-to-market adjustments associated with the Company's Long-Term Deferred Compensation Plan. Compensation cost related to restricted stock awards during the first six months ended June 25, 2005 was $7.7. Unrecognized compensation cost at July 1, 2006 was $8.0 and is expected to be recognized over a weighted-average period of 2.2 years.

Performance Awards

The Company issues performance-unit or performance-share awards to its corporate officers and other key executives selected by the Company’s CEO. Performance awards vest 50 percent upon completion of a performance cycle and 50 percent on the first anniversary of completion of a performance cycle. Performance cycles are typically two years, with a new cycle beginning upon completion of the prior cycle. Performance awards are paid in cash or shares on the attainment of vesting criteria and specific performance measures such as average sales growth and return on invested capital. For the 2004-2005-performance period, cash–denominated awards were granted in 2004 with a total value for the two-year cycle of $9.5. In 2005, additional awards were granted to newly hired officers for a one-year cycle valued at approximately $0.3. During 2004, performance-share awards of 1,800 were granted to newly hired employees with average market values of $52.79. No performance awards were granted during 2006 in accordance with the previously discussed restrictions concerning share-based compensation. Additional disclosures have not been provided due to the immaterial amount of activity associated with performance awards during fiscal years 2005 and 2006.

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

5.           Provision for Income Taxes

The Company’s income tax provision and effective tax rate are as follows:

	Second Quarter Ended		Six Months Ended
	July 1, 2006	(Restated) June 25, 2005	July 1, 2006	(Restated) June 25, 2005
Income before income taxes and minority interest	$2.1	$63.3	$26.5	$111.2
Provision for income taxes	18.2	25.2	30.2	38.5
Effective tax rate	866.7%	39.8%	114.0%	34.6%

The difference between the 2006 second quarter effective tax rate of 866.7 percent and the U.S. Federal statutory rate of 35.0 percent is primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit, interest on tax reserves accrued in prior years, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.
The difference between the 2005 second quarter effective tax rate of 39.8 percent and the U.S. Federal statutory rate of 35.0 percent is primarily attributable to a discrete tax charge relating to tax rate changes, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.
The difference between the 2006 year-to-date effective tax rate of 114.0 percent and the U.S. Federal statutory rate of 35.0 percent is primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit, interest on tax reserves accrued in prior years, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.
The difference between the 2005 year-to-date effective tax rate of 34.6 percent and the U.S. Federal statutory rate of 35.0 percent is primarily attributable the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions, partially offset by a discrete tax charge related to tax rate changes.

6.           Business Segment Information

The Company is organized on a regionally based management structure for commercial operations. The research and development and product supply functions of the Company are managed on a global basis. The Company’s engineering function is part of the product supply function. The Company's segments are the Americas region, the Europe, Middle East and Africa region (Europe), the Asia region, the Research & Development organization and the Global Operations & Engineering organization.
Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Charges related to certain significant events, although related to specific segments, are also excluded from management basis results. There were no such charges during the quarters and six-month periods ended July 1, 2006 or June 25, 2005. The accounting policies used to generate segment results are the same as the Company's overall accounting policies. Inter-segment sales were $181.7 and $342.5 for the quarter and six months ended July 1, 2006, respectively, and $188.9 and $353.2 for the same periods in 2005. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the tables below.
The following tables present net sales and operating income by business segment and present total company operating income for the quarters and six months ended July 1, 2006 and June 25, 2005.

	Second Quarter Ended
	July 1, 2006		(Restated) June 25, 2005
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$250.2	$64.7	$256.3	$88.3
Europe	217.0	57.9	225.0	62.1
Asia	104.3	8.2	124.1	33.8
Research & Development	-	(56.3)	-	(49.5)
Global Operations & Engineering	-	(37.4)	-	(33.4)
	571.5	37.1	605.4	101.3
Corporate administration	-	(21.3)	-	(25.6)
	$571.5	$15.8	$605.4	$75.7

	Six Months Ended
	July 1, 2006		(Restated) June 25, 2005
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$497.7	$145.6	$492.5	$167.4
Europe	403.4	91.3	441.5	127.2
Asia	216.4	28.3	226.1	55.6
Research & Development	-	(104.7)	-	(95.1)
Global Operations & Engineering	-	(71.5)	-	(71.7)
	1,117.5	89.0	1,160.1	183.4
Corporate administration	-	(40.5)	-	(52.5)
	$1,117.5	$48.5	$1,160.1	$130.9

Net sales in markets outside the U.S. totaled $350.1 and $674.9 in the second quarter and six months ended July 1, 2006, respectively, compared with $378.2 and $719.9 for the same 2005 periods. Net U.S. sales totaled $221.4 and $442.6 in the second quarter and six months ended July 1, 2006, respectively, compared with $227.2 and $440.2 for the same prior-year periods. The Company's operations in France generated more than 10 percent of product net sales in the quarters ended July 1, 2006 and June 25, 2005 totaling $58.1 and $61.6 respectively. The Company’s operations in Japan generated more than 10 percent of product net sales in the quarter ended June 25, 2005 totaling $62.0. The Company's operations in France generated more than 10 percent of product net sales during the six months ended June 25, 2005 totaling $120.9. No other non-U.S. country, or single customer, generated more than 10 percent of total product net sales during the second quarters and first six months of 2006 and 2005.

7.           Acquired Intangible Assets

In January 2006, the Company entered into an agreement to acquire certain assets of a privately-held company that manufactures a line of accessories that are compatible with the Company’s phacoemulsification and microkeratome equipment. As part of this transaction, the Company assumed an exclusive royalty bearing license agreement to aspiration tubing technology, and acquired certain patents and other intangible assets. Total consideration paid per the agreement was $8.0. As of January 2006, the Company made a $3.0 cash payment and executed an interest-bearing promissory note for the remaining $5.0, due in two equal installments of $2.5, six months and one year from the date of the agreement. As of July 1, 2006, cash payments totaled $3.0 with $2.5 and $2.7 due and subsequently paid in July 2006 and January 2007, respectively. The subsequent payments included $0.2 of interest. The acquired intangible assets are reflected in technology and patents ($4.7) and license agreements ($3.3) in the table below and have been assigned 11 and 20 year lives, respectively.

The components of intangible assets as of July 1, 2006 and December 31, 2005 are as follows:

	July 1, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$119.5	$49.7	$117.7	$44.3
Technology and patents	101.2	77.3	96.1	74.5
Developed technology	80.7	23.5	77.6	20.7
Distributor relationships	58.5	2.7	57.9	0.9
Intellectual property	39.1	12.4	38.2	10.6
License agreements	41.1	20.7	36.2	18.4
Physician information & customer database	23.1	4.6	21.8	3.9
Non-Compete agreements	1.8	0.8	1.8	0.2
	$465.0	$191.7	$447.3	$173.5

8.           Other Short- and Long-Term Investments

The Company’s investment in pSivida Limited was classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of July 1, 2006, the investment was valued at $3.5 and a resulting unrealized holding gain of $3.5 was recorded. The investment is included in other current assets on the Balance Sheets. The unrealized holding gain, net of $1.4 of tax effects, was reported in accumulated other comprehensive income on the Balance Sheets. See Note 2 — Comprehensive Income for adjustments to the market value of the investment during the quarter and year-to-date periods ended July 1, 2006.

9.           Employee Benefits

The Company's benefit plans, which in the aggregate cover substantially all U.S. employees and employees in certain other countries, consist of defined benefit pension plans, a participatory defined benefit postretirement plan and defined contribution plans. The following tables provide the components of net periodic benefit cost for the Company's defined benefit pension plans and postretirement benefit plan for the quarters and six months ended July 1, 2006 and June 25, 2005:

	Pension Benefit Plans		Postretirement Benefit Plan
	Second Quarter Ended		Second Quarter Ended
	July 1, 2006	(Restated) June 25, 2005	July 1, 2006	(Restated) June 25, 2005
Service cost	$2.4	$2.0	$0.3	$0.3
Interest cost	5.1	5.0	1.4	1.4
Expected return on plan assets	(5.7)	(5.5)	(0.8)	(0.8)
Amortization of prior-service cost	0.1	-	(0.1)	(0.1)
Amortization of net loss	2.0	2.2	0.5	0.2
Special termination benefits	0.2	0.1	-	-

Net periodic benefit cost	$4.1	$3.8	$1.3	$1.0

	Pension Benefit Plans		Postretirement Benefit Plan
	Six Months Ended		Six Months Ended
	July 1, 2006	(Restated) June 25, 2005	July 1, 2006	(Restated) June 25, 2005
Service cost	$4.6	$4.1	$0.6	$0.7
Interest cost	10.1	10.1	2.8	2.7
Expected return on plan assets	(11.3)	(11.1)	(1.6)	(1.6)
Amortization of prior-service cost	0.1	-	(0.1)	(0.2)
Amortization of net loss	4.0	4.4	1.0	0.4
Special termination benefits	0.4	0.2	-	-

Net periodic benefit cost	$7.9	$7.7	$2.7	$2.0

Defined Contribution Plans The costs associated with the Company's defined contribution plans totaled $8.0 and $17.7 for the quarter and six months ended July 1, 2006, respectively, and $7.4 and $17.5 for the same periods in 2005.

10.           Commitments and Contingencies

Subsidiary Debt Guarantees The Company guarantees in writing for its subsidiaries certain indebtedness used for working capital and other obligations. Those written guarantees totaled approximately $456.1 and $482.2 at July 1, 2006 and December 31, 2005, respectively. The 2006 and 2005 written guarantees are principally attributed to the Company’s agreement to guarantee a July 2005 bank term loan facility on behalf of its Japanese subsidiary and a December 2005 bank term loan facility on behalf of its Dutch subsidiary. Also, during December 2005, the Company agreed to guarantee a $26.8 bank line of credit on behalf of its Hong Kong subsidiary to partially fund the acquisition of an additional 15 percent interest in Freda, which was repaid by the Hong Kong subsidiary in January 2006. Outstanding balances under the guaranteed debt facilities were $425.2 and $449.9 at July 1, 2006 and December 31, 2005, respectively. From time to time, the Company may also make verbal assurances with respect to indebtedness of its subsidiaries under certain lines of credit or other credit facilities, also used for working capital.

Letters of Credit The Company had outstanding standby letters of credit totaling approximately $22.2 at July 1, 2006 and December 31, 2005, respectively, to ensure payment of possible workers' compensation, product liability and other insurance claims. At July 1, 2006 and December 31, 2005, the Company had recorded liabilities of approximately $9.7 and $9.9, respectively, related to workers' compensation, product liability and other insurance claims.

Guarantees The Company guarantees a lease obligation on behalf of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amounts guaranteed at July 1, 2006 and December 31, 2005 were approximately $8.3 and $8.2, respectively. In the event of default, the guarantee would require payment from the Company. Sublease rights as specified under the agreement would reduce the Company's exposure. The Company believes the likelihood is remote that material payments will be required in connection with this guarantee and, therefore, has not recorded any liabilities under this guarantee.

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

Environmental Indemnifications The Company has certain obligations for environmental remediation and Superfund matters related to current and former Company sites. There have been no material changes to estimated future remediation costs as reflected in the Company’s 2006 10-K and its 2005 10-K.  The Company does not believe that its financial position, results of operations, or cash flows are likely to be materially affected by environmental liabilities.

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

Product Warranties The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability for the year ended December 31, 2005 and for the second quarter ended July 1, 2006 were as follows:

Balance at December 25, 2004	$7.8
Accruals for warranties issued	6.9
Changes in accruals related to pre-existing warranties	(2.1)
Settlements made	(6.7)
Balance at December 31, 2005 [1]	$5.9
Accruals for warranties issued	3.2
Settlements made	(3.3)
Balance at July 1, 2006 [1]	$5.8

[1]	Warranty reserve changes and balances do not include amounts in connection with the MoistureLoc recall.

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. Changes in the Company's deferred service revenue during the year ended December 31, 2005 and for the second quarter ended July 1, 2006 were as follows:

Balance at December 25, 2004	$7.7
Accruals for service contracts	11.8
Revenue recognized	(12.6)
Balance at December 31, 2005	$6.9
Accruals for service contracts	6.3
Changes in accruals related to pre-existing service contracts	0.1
Revenue recognized	(6.5)
Balance at July 1, 2006	$6.8

11.           Supplemental Balance Sheet Information

	July 1, 2006	December 31, 2005
Inventories, net
Raw materials and supplies	$62.1	$51.4
Work in process	25.0	19.5
Finished products	176.4	148.9
	$263.5	$219.8

	July 1, 2006	December 31, 2005
Property, Plant and Equipment, net
Land	$20.7	$20.0
Buildings	361.6	344.8
Machinery and equipment	1,052.4	998.2
Leasehold improvements	26.2	25.5
Equipment on operating lease	17.0	14.4
	1,477.9	1,402.9
Less accumulated depreciation	(846.6)	(798.5)
	$631.3	$604.4

12.           New Accounting Guidance

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

13.           Acquisitions

In the 2006 Form 10-K and the 2005 Form 10-K, we disclosed the Company’s acquisition of a 70-percent controlling interest in the Shandong Chia Tai Freda Pharmaceutical Group (Freda) in the fourth quarter of 2005, including the timing of payments for the acquisition. The Freda acquisition was partially financed with a $26.8 non-U.S. line of credit borrowing, which was repaid in January 2006. During the quarter ended April 1, 2006, the Company made payments of $30.4 relative to the Freda acquisition, which included an additional cash payment of $26.6 and acquisition costs of $3.8. The Company did not acquire any businesses during the first half of 2006.

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

Shareholder Securities Class Actions There is a consolidated securities class action, entitled In re Bausch & Lomb Incorporated Securities Litigation, Case Nos. 06-cv-6294 (master file), 06-cv-6295, 06-cv-6296, and 06-cv-6300, pending in Federal District Court for the Western District of New York, Rochester Division, against the Company and certain present and former officers and directors. Initially, four separate shareholder actions were filed between March and May of 2006 in Federal District Court for the Southern District of New York, and these were later transferred to the Western District of New York and consolidated into the above-captioned matter. Plaintiffs in these actions purport to represent a putative class of shareholders who purchased Company stock at allegedly artificially inflated levels between January 27, 2005 and May 3, 2006. Among other things, plaintiffs allege that defendants issued materially false and misleading public statements regarding the Company's financial condition and operations by failing to disclose negative information relating to the Company's Brazilian and Korean subsidiaries, internal controls, and problems with our MoistureLoc multipurpose solution (MoistureLoc), thereby inflating the price of Company stock during the alleged class period. Plaintiffs seek unspecified damages. The cases are currently awaiting appointment of lead plaintiff and lead plaintiff's counsel in accordance with the Private Securities Litigation Reform Act. Pursuant to a stipulated schedule ordered by the Court, the lead plaintiff appointed by the Court must file a consolidated amended complaint by 45 days after entry of the Court's order appointing the lead plaintiff.

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

15.           Market Withdrawal of MoistureLoc Lens Care Solution

On May 15, 2006, the Company announced a voluntary recall of its MoistureLoc lens care solution. The decision was made following an investigation into an increase in fungal infections among contact lens wearers in the United States and certain Asian markets. The Company’s decision to recall the product represented a subsequent event occurring prior to filing its 2005 Form 10-K, but related to product manufactured and sold in 2005. In accordance with GAAP, the Company recorded certain items associated with the recall in its 2005 financial results. The adjustments were recorded as 2005 third-quarter events, because that was the earliest reporting period for which the Company had not filed quarterly financial results on Form 10-Q. The Company incurred additional charges, primarily in Europe, associated with the MoistureLoc recall for product manufactured and sold in 2006. These charges reduced first quarter 2006 earnings before income taxes by $26.7 and net income by $19.6 or $0.35 per share (based on local statutory rates), of which approximately $19.1 is associated with sales returns and other reductions to net sales. There were no additional charges recorded in the quarter ended July 1, 2006. The voluntary recall has been further described in the Company’s 2005 Form 10-K and its 2006 Form 10-K.

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
Financial information for the quarter ended June 25, 2005 contained in this MD&A reflects the restatement adjustments described in the Company’s consolidated financial statements included in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement and Note 22 — Quarterly Results, Stock Prices and Selected Financial Data (Unaudited) of Bausch & Lomb’s 2005 Form 10-K and described in the Recent Developments section below.
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
Additionally, during the third quarter of 2005 we sold our Woehlk contact lens business in Germany, and in the fourth quarter of 2005 we completed the acquisition of Bausch & Lomb Freda (Freda), a Chinese ophthalmic pharmaceutical company. These events impacted the reported growth rates for our regions and product categories. In certain instances in the discussion of operating performance which follows, we have disclosed growth rates for the total company, Europe and Asia regions, as well as the contact lens and pharmaceuticals product categories, which are calculated by removing incremental sales associated with Freda from the 2006 periods and sales associated with Woehlk from the 2005 periods. We believe this additional disclosure is useful and relevant because it provides a basis for understanding and assessing underlying performance of those portions of our business which were fully in place for all periods.

Recent Developments

Restatement of Financial Information As previously disclosed in our Notification of Late Filings on Form 12b-25 with the Securities and Exchange Commission (SEC) on March 17, 2006, May 11, 2006, August 8, 2006, November 9, 2006 and March 1, 2007, we were unable to file our required 2005 and 2006 financial reports with the SEC on a timely basis due to ongoing independent investigations conducted by the Audit Committee of our Board of Directors; expanded 2005 year-end procedures that were not complete; expanded procedures with respect to the accounting for income taxes that were not complete; and continued efforts to complete our assessment of our internal control over financial reporting. Our review and evaluation of internal control over financial reporting concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 or December 30, 2006. For additional information regarding our assessment of internal controls for 2006, see Item 9A.Controls and Procedures of our Form 10-K for 2006.
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

Brazilian Tax Assessment During March 2007, we received formal notification of amnesty by the state government of Sao Paolo as it relates to a Brazilian tax assessment recorded in periods prior to 2007. The reversal of penalties and interest of $19 and $3, respectively, was reflected in our first-quarter 2007 results. On an after-tax basis, the reversal of the tax assessment and interest increased first-quarter 2007 earnings per share by $0.39.

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

Shareholder Securities Class Actions There is a consolidated securities class action, entitled In re Bausch & Lomb Incorporated Securities Litigation, Case Nos. 06-cv-6294 (master file), 06-cv-6295, 06-cv-6296, and 06-cv-6300, pending in Federal District Court for the Western District of New York, Rochester Division, against the Company and certain present and former officers and directors. Initially, four separate shareholder actions were filed between March and May of 2006 in Federal District Court for the Southern District of New York, and these were later transferred to the Western District of New York and consolidated into the above-captioned matter. Plaintiffs in these actions purport to represent a putative class of shareholders who purchased Company stock at allegedly artificially inflated levels between January 27, 2005 and May 3, 2006. Among other things, plaintiffs allege that defendants issued materially false and misleading public statements regarding the Company's financial condition and operations by failing to disclose negative information relating to the Company's Brazilian and Korean subsidiaries, internal controls, and problems with our MoistureLoc multipurpose solution (MoistureLoc), thereby inflating the price of Company stock during the alleged class period. Plaintiffs seek unspecified damages. The cases are currently awaiting appointment of lead plaintiff and lead plaintiff's counsel in accordance with the Private Securities Litigation Reform Act. Pursuant to a stipulated schedule ordered by the Court, the lead plaintiff appointed by the Court must file a consolidated amended complaint by 45 days after entry of the Court's order appointing the lead plaintiff.

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

Financial Overview

Reported net loss was $15 or $0.28 per share for the quarter ended July 1, 2006 compared to net income of $37 or $0.67 per share for the same quarter in 2005. For the six months ended July 1, 2006, reported net loss was $3 or $.06 per share compared to net income of $71 or $1.27 per share for the same six-month period in 2005.

Net Sales by Geographic Region and Business Segment

Geographic Net Sales The following tables summarize second-quarter and year-to-date net sales by geographic region.

	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency	Percent of Total Company Net Sales
Quarter Ended July 1, 2006
Non-U.S.	$350.1	(7%)	(7%)	61%
U.S. [1]	221.4	(3%)	(3%)	39%
Total Company	$571.5	(6%)	(6%)

Quarter Ended June 25, 2005 (Restated)
Non-U.S.	$378.2	12%	8%	62%
U.S. [1]	227.2	-%	-%	38%
Total Company	$605.4	7%	5%

Six Months Ended July 1, 2006
Non-U.S. [2]	$674.9	(6%)	(3%)	60%
U.S. [1]	442.6	1%	1%	40%
Total Company	$1,117.5	(4%)	(2%)

Six Months Ended June 25, 2005 (Restated)
Non-U.S.	$719.9	10%	6%	62%
U.S. [1]	440.2	4%	4%	38%
Total Company	$1,160.1	8%	5%

1      U.S. revenues represented approximately 90 percent of the Americas segment revenue in each year.
[2]
2006 year-to-date amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 15 — Market Withdrawal of MoistureLoc Lens Care Solution. Charges associated with the recall reduced non-U.S. net sales by $19.1.

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

The following table summarizes second-quarter and year-to-date net sales by business segment:

	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency
Quarter Ended July 1, 2006
Americas	$250.2	(2%)	(3%)
Europe	217.0	(4%)	(4%)
Asia	104.3	(16%)	(14%)
Total Company	$571.5	(6%)	(6%)

Quarter Ended June 25, 2005 (Restated)
Americas	$256.3	3%	2%
Europe	225.0	11%	8%
Asia	124.1	10%	6%
Total Company	$605.4	7%	5%

Six Months Ended July 1, 2006 [1]
Americas	$497.7	1%	-%
Europe	403.4	(9%)	(5%)
Asia	216.4	(4%)	-%
Total Company	$1,117.5	(4%)	(2%)

Six Months Ended June 25, 2005 (Restated)
Americas	$492.5	6%	5%
Europe	441.5	10%	6%
Asia	226.1	8%	5%
Total Company	$1,160.1	8%	5%

[1]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 15 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced year-to-date Americas region net sales by $0.6, Europe region net sales by $18.0 and Asia region net sales by $0.5.

Consolidated second-quarter net sales decreased 6 percent compared to 2005. Second-quarter 2006 sales include $9 incremental revenues from Freda. Additionally, 2005 revenues included $3 sales from Woehlk, which was divested in the third quarter of that year. Excluding sales associated with Woehlk and Freda from both periods, second-quarter net sales decreased 7 percent from 2005 (6 percent in constant currency). For the first six months of 2006, net sales declined 4 percent on a reported basis and declined 2 percent in constant currency. Year-to-date 2006 sales were reduced by $19 in provisions for customer returns and rebate provisions associated with the voluntary recall of MoistureLoc contact lens solution and also reflect $27 in incremental sales from Freda. Prior-year amounts include $7 revenues from Woehlk. Excluding these items, consolidated net sales decreased 4 percent, or 2 percent in constant currency.

•
Second-quarter Americas segment net sales decreased 2 percent from 2005, or 3 percent in constant currency. Declines in sales of lens care products resulting from the MoistureLoc situation, and refractive surgery products more than offset growth in sales of contact lenses, pharmaceuticals and cataract surgery products. Year-to-date Americas segment net sales increased 1 percent from the same period in 2005 and were flat in constant currency. Current-year figures include approximately $1 in sales return and consumer rebate provisions associated with the MoistureLoc recall. Excluding those items, year-to-date Americas segment net sales grew 1 percent on both a reported and constant-currency basis, reflecting similar trends.

•
Europe segment net sales declined 4 percent, reflecting lower sales of vision care and refractive surgery products. Excluding Woehlk revenues from 2005, revenues decreased 2 percent. On a year-to-date basis, Europe segment net sales declined 9 percent, or 5 percent in constant currency, mainly reflecting $18 in sales return and consumer rebate provisions associated with the MoistureLoc recall. Excluding those provisions in 2006 and Woehlk revenues in 2005, sales declined 3 percent, and increased 1 percent in constant currency, with higher constant-currency sales of pharmaceutical, cataract surgery and lens care products more than offset by declines for contact lenses and refractive surgery products.

•
Second-quarter Asia segment net sales declined 16 percent from 2005, or 14 percent in constant currency. For the year-to-date period, sales declined 4 percent and were flat on a constant-currency basis. The year-to-date figures include approximately $1 in sales return and consumer rebate provisions associated with the MoistureLoc recall. Both quarter- and year-to-date figures include incremental sales associated with the acquisition of Freda. Excluding those items, second-quarter Asia segment sales declined 23 percent (21 percent in constant currency) and year-to-date Asia segment net sales declined 16 percent, or 13 percent in constant currency. The Asia region, particularly China, experienced the most significant negative collateral impact on our non-lens care product lines as a result of the MoistureLoc recall. We have initiated brand rebuilding programs to specifically address this situation in order to recoup as much lost market share and distribution as possible and rebuild the reputation of the Bausch & Lomb brand. We began to experience signs of recovery by the end of 2006 and continuing into 2007.

A more detailed discussion of net sales trends by geographic region follows.

Americas

The following table summarizes percentage net sales increases for the Americas region by product category:

	Quarter Ended July 1, 2006		Six Months Ended July 1, 2006
	2006 vs. 2005 Restated Percent Increase (Decrease)		2006 vs. 2005 Restated Percent Increase (Decrease)
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	14%	13%	17%	15%
Lens Care [1]	(21%)	(22%)	(16%)	(16%)
Pharmaceuticals	4%	4%	7%	6%
Cataract and Vitreoretinal	3%	2%	5%	4%
Refractive	(16%)	(16%)	(5%)	(6%)
Total Americas	(2%)	(3%)	1%	-%

[1]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 15 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced year-to-date Americas region net sales by $0.6.

•
Contact lens category growth in 2006 was mainly due to higher shipments of the PureVision line of silicone hydrogel spherical contact lenses, and the launch of the PureVision Toric and PureVision Multi-Focal lines. Somewhat offsetting those gains were higher rebates offered on silicone hydrogel lenses (recorded as an offset to gross sales) in response to similar programs by other manufacturers. Additionally, the SofLens Toric and SofLens Multi-Focal lines experienced net sales declines in the second quarter (and, for SofLens Toric, in the year-to-date period), reflecting market shifts to silicone hydrogel products. However, on a combined basis, our disposable toric contact lens revenues in the Americas region increased close to 20 percent on a year-to-date basis, compared to typical market growth in the low to mid-teens.

•
Sales declines in the lens care category reflect the impact of our suspending shipments of MoistureLoc beginning in April 2006, and market share losses resulting from customer and trade concerns during our investigation into increased fungal infections among contact lens wearers in the United States and Asia. Coupon and rebate expense also increased in 2006, as we executed brand rebuilding programs in an effort to recoup lost market share. According to third-party market research, our unit share of the U.S. multipurpose solutions market declined from approximately 30 percent prior to the MoistureLoc recall to approximately 18 percent after the recall. As discussed above, lens care category net sales declined in the second half of 2006 in all regions, due to lost MoistureLoc revenues following the recall and market share losses resulting from customer and trade concerns during our investigation into increased fungal infections among contact lens wearers. We have initiated brand rebuilding programs to specifically address this situation in order to regain distribution and market share.

•
Pharmaceuticals sales gains for both the quarter- and year-to-date periods were mainly due to above-market growth by our lines of ocular vitamins and higher sales of Lotemax anti-inflammatory eye drops, combined with incremental revenues from Retisert drug delivery implants. Second-quarter gains also reflect higher sales of Zylet combination ophthalmic drops. For the year-to-date period, Zylet product sales declined, reflecting initial pipeline shipments in the first quarter of 2005. During the second quarter of 2006 we launched Ocuvite Adult and Ocuvite Adult 50+ vitamins as part of our repositioned general eye health line.

•
Sales gains for cataract and vitreoretinal products were led by our lines of IOLs, mainly our silicone IOL offerings which were up close to 10 percent in the second quarter and close to 15 percent on a year-to-date basis, as well as our lines of handheld surgical instruments and viscoelastics. Phacoemulsification product sales declined in both the quarter and on a year-to-date basis, reflecting lower sales of equipment as customers delay such purchases in anticipation of our new phacoemulsification platform planned for launch in 2007.

•
Refractive category performance was due to lower sales of equipment and microkeratome blades, reflecting a tightening market environment. Procedure card revenues increased 3 percent in the quarter and more than 10 percent on a year-to-date basis, driven by increased utilization of our Zyoptix custom LASIK procedure.

Europe

The following table summarizes percentage net sales increases for the Europe region by product category:

	Quarter Ended July 1, 2006		Six Months Ended July 1, 2006
	2006 vs. 2005 Restated Percent Increase (Decrease)		2006 vs. 2005 Restated Percent Increase (Decrease)
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	(10%)	(10%)	(11%)	(8%)
Lens Care [1]	(11%)	(11%)	(34%)	(32%)
Pharmaceuticals	2%	1%	1%	5%
Cataract and Vitreoretinal	2%	2%	1%	5%
Refractive	(2%)	(2%)	(16%)	(13%)
Total Europe	(4%)	(4%)	(9%)	(5%)

[1]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 15 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced year-to-date Europe region net sales by $18.0.

•
2005 contact lens sales figures include results from our Woehlk business in Germany, which we divested in the third quarter of that year. Excluding Woehlk results from the prior year, second-quarter Europe region contact lens sales were down 5 percent, and for the year-to-date period they were down 7 percent (3 percent in constant currency). Higher constant-currency sales of the PureVision and SofLens Multi-Focal (and, for the year-to-date period, SofLens Toric) brands were essentially offset by declines for SofLens One Day and for certain older lines of contact lenses that we are in the process of discontinuing as the market transitions to silicone hydrogel products. We believe sales trends for one-day contact lenses should improve as we move into 2007, based on enthusiastic doctor and patient response to our SofLens Daily Disposable contact lens, which we launched late in 2006 in the region. Sales of silicone hydrogel contact lenses grew more than 30 percent both in the second quarter and on a year-to-date basis compared to the same 2005 periods.

•
Second-quarter lens care sales declines reflect the impact of the MoistureLoc recall, particularly the fact that we were not able to gain full distribution for ReNu MultiPlus and ReNu Multipurpose solutions immediately following the May market withdrawal due to supply constraints. For the year-to-date period, reported declines include $18 of sales returns and consumer coupon provisions associated with the MoistureLoc recall. Excluding these items, European lens care sales were down 3 percent from the prior year on a reported basis, but were up 1 percent in constant-currency. As discussed above, lens care category net sales declined in the second half of 2006 in all regions, due to lost MoistureLoc revenues following the recall and market share losses resulting from customer and trade concerns during our investigation into increased fungal infections among contact lens wearers. We have initiated brand rebuilding programs to specifically address this situation in order to regain distribution and market share.

•
Constant-currency European pharmaceuticals sales growth was mainly attributable to our lines of ocular vitamins, allergy and dry eye products, partially offset by declines in certain lines of non-ophthalmic products.

•
Higher constant-currency cataract and vitreoretinal sales mainly reflected strong performance for IOLs, which grew about 5 percent in the second quarter and more than 10 percent on a year-to-date basis on the continued strength of our Akreos line of acrylic IOLs. Also contributing were constant-currency sales increases for phacoemulsification products, particularly disposable items such as custom packs used for cataract surgery.

•
Second-quarter refractive surgery sales performance in Europe was mainly due to lower sales of microkeratome blades and lower service revenue. For the year-to-date period, declines were mainly due to lower laser sales.

Asia

The following table summarizes percentage net sales increases for the Asia region by product category:

	Quarter Ended July 1, 2006		Six Months Ended July 1, 2006
	2006 vs. 2005 Restated Percent Increase (Decrease)		2006 vs. 2005 Restated Percent Increase (Decrease)
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	(17%)	(15%)	(8%)	(4%)
Lens Care [1]	(45%)	(43%)	(40%)	(38%)
Pharmaceuticals [2]	NM	NM	NM	NM
Cataract and Vitreoretinal	-%	1%	(1%)	2%
Refractive	(24%)	(24%)	(14%)	(14%)
Total Asia	(16%)	(14%)	(4%)	-%

[1]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 15 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced year-to-date Asia region net sales by $0.5.

[2]
NM denotes “not meaningful”. 2006 pharmaceuticals category sales include incremental revenues from the acquisition of Freda ($9.2 in the second quarter and $27.4 for the first six months), resulting in a calculated growth rate of more than 100 percent.

•
Second-quarter Asian contact lens revenues declines were mainly due to collateral damage to our contact lens franchise resulting from the MoistureLoc situation in China and other markets where fusarium-related infections were reported earlier in the year; lower sales of two-week disposable contact lenses in Japan (reflecting market trends that favor daily disposable products); and lower sales of older products that we are discontinuing as part of our ongoing product rationalization initiatives. During the second quarter we completed the rollout of our redesigned daily disposable contact lens in Japan, making it available nationwide in that market. Outside of Japan, the negative publicity surrounding MoistureLoc continues to impact our lens business, and we are executing specific initiatives we hope to rebuild consumer confidence in our vision care products. Year-to-date contact lens trends are consistent with those noted above, except in Japan, where contact lens sales increased due to market share gains for our Medalist brand of two-week disposable contact lenses, which continued to grow despite the overall market trends in favor or daily disposable products.

•
Second-quarter and year-to-date lens care sales declined in most markets in the Asia region. In markets other than Japan, these declines were due to negative publicity and consumer concern as a result of the MoistureLoc situation. The most significant negative impact from the MoistureLoc situation was seen in China, despite there having been no confirmed infections in that market. As discussed above, lens care category net sales declined in the second half of 2006 in all regions, due to lost MoistureLoc revenues following the recall and market share losses resulting from customer and trade concerns during our investigation into increased fungal infections among contact lens wearers. We have initiated brand rebuilding programs to specifically address this situation in order to regain distribution and market share. In Japan, constant-currency lens care revenues also declined, as our ReNu franchise continued to be impacted by significant pricing activity by a low-priced local manufacturer and overall market shifts to one-day contact lenses (which do not require the use of lens care solutions).

•
Asia region pharmaceuticals sales reflect the fourth-quarter 2005 acquisition of Freda, which contributed approximately $9 and $27 in the quarter and year-to-date periods, respectively. Revenues for Freda declined sequentially from the first quarter, reflecting collateral impact from the MoistureLoc situation, combined with regulatory changes which resulted in the reformulation of certain products and a change in shelf location for others, and lower sales in the hospital channel due to government initiatives. Freda sales rebounded to more normalized levels beginning in the third quarter as these second-quarter issues were largely resolved. Excluding Freda, our Asian pharmaceuticals revenues grew about 10 percent on a constant-currency basis for both the quarter- and year-to-date periods, mainly due to gains from ocular vitamins.

•	Second-quarter and year-to-date constant-currency growth in the cataract and vitreoretinal category was mainly driven by the Akreos line of acrylic IOLs.
•
Refractive category sales declines reflected lower laser and diagnostic equipment placements and lower microkeratome blade revenues as compared to the prior year quarter and year-to-date periods. Partially offsetting those trends was an increase in sales of per-procedure cards and service fees.

Net Sales by Product Category

The following table presents total Company net sales by product categories for the second quarter and first six months of 2006 and 2005:

	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency
Quarter Ended July 1, 2006
Contact Lens	$175.4	(6%)	(5%)
Lens Care	104.0	(25%)	(25%)
Pharmaceuticals	162.1	9%	9%
Cataract and Vitreoretinal	97.3	2%	2%
Refractive	32.7	(13%)	(14%)
Total	$571.5	(6%)	(5%)

Quarter Ended June 25, 2005 (Restated)
Contact Lens	$185.7	13%	10%
Lens Care	138.5	3%	1%
Pharmaceuticals	148.2	5%	3%
Cataract and Vitreoretinal	95.4	7%	4%
Refractive	37.6	7%	4%
Total	$605.4	7%	5%

Six Months Ended July 1, 2006 [1]
Contact Lens	$349.1	(2%)	1%
Lens Care	198.4	(26%)	(25%)
Pharmaceuticals	316.6	13%	16%
Cataract and Vitreoretinal	188.9	2%	4%
Refractive	64.5	(10%)	(10%)
Total	$1,117.5	(4%)	(2%)

Six Months Ended June 25, 2005 (Restated)
Contact Lens	$357.5	11%	9%
Lens Care	266.5	7%	5%
Pharmaceuticals	279.3	9%	6%
Cataract and Vitreoretinal	184.8	6%	4%
Refractive	72.0	(6%)	(7%)
Total	$1,160.1	8%	5%

[1]
2006 lens care amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 15 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced year-to-date lens care net sales by $19.1.

Second-quarter 2006 net sales include $9 in incremental sales from the acquisition of Freda. Year-to-date 2006 net sales include the impact of approximately $19 in customer returns and rebate provisions associated with the voluntary recall of MoistureLoc contact lens solution, which partially offset $27 in incremental sales from Freda. Second-quarter 2005 net sales include $3 sales from Woehlk prior to its divestiture. Year-to-date 2005 net sales include $7 of Woehlk-related sales.

•
Contact lens sales declined 6 percent on a reported basis in the second quarter, or 5 percent in constant currency. Overall growth in our PureVision lines of silicone hydrogel contact lenses was somewhat offset by collateral negative impacts on our Asian contact lens business resulting from the MoistureLoc situation, lower sales of two-week contact lenses in Japan, and lower sales of older technology products (reflecting ongoing product rationalization initiatives). Additionally, prior-year sales include results from our Woehlk business in Germany which has since been divested. Removing Woehlk results from the prior year, second-quarter constant-currency contact lens sales would have declined approximately 3 percent and year-to-date sales would have increased by a similar amount.

•
Second-quarter lens care sales declines were driven by our lines of multipurpose solutions and reflect market share losses and lost sales associated with uncertainty related to the MoistureLoc situation. For the year-to-date period, declines also reflect the returns provisions and charges associated with the MoistureLoc recall. Excluding those charges, year-to-date lens care sales declined 18 percent, or 17 percent on a constant-currency basis.

•
Pharmaceutical net sales growth includes the impact of the Freda acquisition. Excluding revenues from Freda, second-quarter constant-currency growth was approximately 3 percent and year-to-date growth was approximately 6 percent. That growth was mainly due to gains in excess of 20 percent for our lines of ocular vitamins and higher sales of anti-inflammatory drugs and dry eye medications, as well as incremental sales of Retisert drug delivery implants, partially offset by declines in certain non-ophthalmic multisource products. Second-quarter gains also reflect higher sales of Zylet combination ophthalmic drops and a generic nasal product in the United States, and declines in sales of allergy and general eye care products. For the year-to-date period, the previously described sales increases were somewhat offset by declines for Zylet ophthalmic drops, reflecting the impact of initial pipeline shipments that were recorded in the prior-year first quarter.

•
Cataract and vitreoretinal product category growth was led by our lines of IOLs, which grew more than 5 percent in the quarter and more than 10 percent for the year-to-date period in constant currency. The Akreos lines of acrylic foldable IOLs led the overall growth, with constant-currency sales up more than 10 percent in the quarter and more than 15 percent for the first six months of 2006. Revenues from phacoemulsification products declined about 2 percent in the second quarter and about 1 percent on a year-to-date basis, as higher sales of disposable products were offset by lower equipment sales as customers await the launch of our next-generation microsurgical system.

•	Net sales declines in the refractive category reflected lower equipment and microkeratome blade sales, partially offset by higher per-procedure card fees.

Costs and Expenses and Operating Earnings

The following table shows operating costs and expenses as a percentage of sales for the second quarter and six months ended July 1, 2006 and June 25, 2005:

	Second Quarter Ended		Six Months Ended
	July 1, 2006	(Restated) June 25, 2005	July 1, 2006	(Restated) June 25, 2005
Cost of products sold	43.7%	40.5%	43.7%	41.2%
Selling, administrative and general	44.8%	39.5%	43.6%	40.2%
Research and development	8.7%	7.5%	8.4%	7.3%

Cost of products sold totaled $250 and $245 in the second quarters of 2006 and 2005, respectively, and $489 and $478 for the respective year-to-date periods. The higher cost of products sold to sales ratio in the second quarter of 2006 mainly reflects unfavorable sales mix shifts resulting from lower lens care category sales following the MoistureLoc recall. For the year-to-date period, costs associated with the MoistureLoc recall ($5) were also a contributing factor, partially mitigated by positive foreign currency impacts.

Selling, administrative and general expenses (SGA) totaled $256 in the second quarter of 2006, compared to $239 in 2005. For the year-to-date period, SGA spending was $487 in 2006 and $467 in 2005. Higher spending for both the quarter and year-to-date periods reflected incremental expenses from Freda, combined with higher marketing and selling expenses related primarily to brand and distribution rebuilding initiatives following the MoistureLoc withdrawal, and costs associated with refinancing a portion of our long-term debt through a May tender offer combined with higher legal and auditing fees associated with the Audit Committee investigations and restatement of prior years’ financial statements. For the year-to-date period, the increase is also due to spending of $3 associated with the MoistureLoc recall. These higher expenses were somewhat offset by lower administrative expenses, reflecting favorable mark-to-market adjustments on deferred compensation liabilities and lower accruals for annual bonuses due to 2006 financial performance.
R&D expenses totaled $50 in the 2006 second quarter, compared to $45 in 2005. On a year-to-date basis, R&D expense totaled $94 in 2006 and $85 in 2005.
As a result of the above factors, operating earnings for the second quarter of 2006 were $16 and represented 2.8 percent of sales, versus $76 and 12.5 percent of sales in 2005. For the first six months of the year, operating earnings were $49 or 4.3 percent of sales in 2006 compared to $131 or 11.3 percent of sales in 2005.

Non-Operating Income and Expense

Other Income and Expense Interest and investment income was $7 in the second quarter of 2006 compared to $3 in 2005. For the year-to-date period, interest and investment income totaled $16 in 2006 and $7 in 2005. These increases mainly reflect higher average interest rates in 2006, combined with higher investment balances in 2006 following the late 2005 borrowing and repatriation of funds under the provisions of the AJCA.
Interest expense was $18 in the second quarter 2006, compared to $15 in the 2005 period. On a year-to-date basis, interest expense was $34 in 2006 and $26 in 2005. That reflected incremental interest expense on amounts borrowed late in 2005 as part of repatriation programs under the AJCA; fees associated with the consent solicitations and bank waivers obtained in 2006 and discussed in Liquidity and Financial Resources below; and higher interest rates on variable-rate debt, partially offset by interest expense savings associated with debt retired in 2005.
Net foreign currency losses were $2 in the second quarter of 2006 and $3 year-to-date, and essentially zero in both 2005 periods. These amounts were primarily associated with our ongoing foreign exchange hedging programs.

Income Taxes For the second quarter of 2006, the Company recorded a provision of $18 on pre-tax income of $2, representing an effective rate of 866.7 percent. The difference of $17 between the recorded provision of $18 and the provision of $1 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit, interest on tax reserves accrued in prior years, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.
For the second quarter of 2005, the Company recorded a provision of $25 on pre-tax income of $63, representing an effective rate of 39.8 percent. The difference of $3 between the recorded provision of $25 and the provision of $22 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to a discrete tax charge relating to tax rate changes, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.
For the first six months of 2006, the Company recorded a provision of $30 on pre-tax income of $27, representing an effective rate of 114.0 percent. The difference of $21 between the recorded provision of $30 and the provision of $9 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit, interest on tax reserves accrued in prior years, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.
For the first six months of 2005, the Company recorded a provision of $39 on pre-tax income of $111, representing an effective rate of 34.6 percent. The difference between the 2005 year-to-date effective tax rate of 34.6 percent and the U.S. Federal statutory rate of 35.0 percent is primarily attributable to the geographic mix of income before taxes from operations outside of the United States and the related tax rates in those jurisdictions, partially offset by a discrete tax charge related to tax rate changes.
Our effective tax rate is based on non-recurring events as well as recurring factors including the geographic mix of income before taxes and the related tax rates in those jurisdictions. In addition, our effective tax rate will change based on discrete or other non-recurring events that may not be predictable.

Liquidity and Financial Resources

Cash and cash equivalents totaled $489 at the end of the second quarter of 2006, compared to $518 in the second quarter of 2005 and $721 at the end of 2005.

Cash Flows from Operating Activities Operating activities provided $26 of cash through the first six months of 2006. Positive earnings (adjusted for non-cash items) and lower accounts receivable were somewhat offset by cash payments for taxes and interest and higher inventories associated with new product launches. We generated $90 from operating activities in the first six months of 2005, with earnings performance being partially offset by higher inventories to accommodate new product launches and increased working capital requirements. Average days sales outstanding were 69 days in the second quarter of 2006, compared to 70 days in 2005. Average inventory months on hand were 5.7 in the second quarter of 2006, compared to 4.9 in 2005.

Cash Flows from Investing Activities We used $102 for investing activities through the first six months of 2006, mainly related to the acquisition of businesses and capital expenditures. Acquisition-related cash outflows totaled $34 and were primarily associated with the final payment for Freda and the purchase of certain intellectual property rights in the cataract product category. Capital spending of $67 mainly reflected the installation of additional contact lens manufacturing equipment and the ongoing expansion of our U.S. R&D facility. Cash used in investing activities in 2005 totaled $50 and mainly reflected capital expenditures of $36 and $13 for the acquisition of intangible assets, including product rights in connection with the FDA approval of Zylet ophthalmic suspension and a license agreement to commercialize Lotemax in South Korea.

Cash Flows from Financing Activities We used $160 for financing activities through the first six months of 2006. Outflows mainly represented $116 to retire debt following our May tender offer, the repayment of $27 borrowings against a line of credit that had been used to finance the Freda acquisition, and $14 to pay dividends. We also used $2 to purchase shares of our Common stock under our ongoing share repurchase authorization, stock compensation plans and deferred compensation plans. Shares repurchased pursuant to our authorized purchase programs were 18,601 shares at an average price of $60.53 per share. Net cash outflows for financing activities were $15 through the first six months of 2005. The outflows primarily consisted of $42 to purchase shares of our Common stock under our ongoing share repurchase authorization, stock compensation plans and deferred compensation plans and $14 to pay dividends, somewhat offset by cash inflows of $44 from stock option exercises. Shares repurchased pursuant to our authorized purchase programs were 530,000 shares at an average price of $74.98 per share.

Sources of Liquidity Our total long-term borrowings, including current portion, totaled $849 at the end of the second quarter of 2006, compared to $992 at the end of 2005 and $644 in the year-ago quarter. The increase from the year-ago period primarily reflects borrowings in the fourth quarter of 2005 as part of our activities to repatriate offshore profits under the AJCA. The ratio of total debt to capital was 38.7 percent as of July 1, 2006, 43.6 percent at year-end 2005 and 32.3 percent in June 2005.
We believe our existing credit facilities, in conjunction with the financing activities mentioned below, provide adequate liquidity to meet our obligations, fund capital expenditures and invest in potential growth opportunities. However, we note that we have previously obtained and may need in the future to obtain waivers and/or concessions from lenders under existing credit arrangements, as discussed further below, and we note risk factors associated with contingent obligations of the Company, including those noted in the Legal Matters section of this MD&A.

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
There were no violations of our financial covenants during the quarter ended July 1, 2006 or year ended December 31, 2005. We had no outstanding borrowings under syndicated revolving credit agreements as of July 1, 2006 or December 31, 2005.
A number of subsidiary companies outside the United States have credit facilities to meet their liquidity requirements. There were $27 of outstanding borrowings under these non-U.S. credit facilities as of December 31, 2005. There were no outstanding borrowings as of July 1, 2006. The non-U.S. credit facilities' covenants require our subsidiaries to make payments when due and to comply with local laws. There were no covenant violations under the non-U.S. credit facilities during the quarter ended July 1, 2006 or year ended December 31, 2005.

Bank Term Loans In November 2005, our Dutch subsidiary entered into a $375 BV Term Loan. The facility involves a syndicate of banks and is guaranteed by us. The December 2005 borrowing under the BV Term Loan was a component of our efforts to repatriate foreign earnings from non-U.S. legal entities under the provisions of the AJCA (see Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes of our 2006 Form 10-K for further discussion of the AJCA). Borrowings under the BV Term Loan totaled $375 at July 1, 2006 and December 31, 2005, and are due in December 2010, unless otherwise extended under the terms of the agreement. The interest rate is based on six-month LIBOR and is reset on a semiannual basis. The BV Term Loan includes covenants which require us to maintain certain EBITDA to interest and debt ratios. The initial interest rate was set at 5.0 percent. In February, May, August and December 2006, and again in January 2007, we obtained waivers from our banks of any breach of representation or covenant under the term loan agreement, related to or any default associated with, the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50 in aggregate. The waivers also extended the deadline to file annual financial statements for 2005 (including restatements for certain prior periods) and 2006 until April 30, 2007. Delivery of all required financial statements for 2006 required by our financial reporting obligations under the term loan facility was satisfied by the filing of the 2006 Form 10-K and delivery of all required financial statements for 2005 was satisfied when we filed our 2005 Form 10-K. The impact of the Brazil and Korea investigations did not exceed $50 in aggregate as discussed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of our 2005 Form 10-K. In April 2007, we obtained amendments from our banks modifying the debt covenants to ensure there were no violations of our financial covenants under the BV Term Loan during the fiscal year ended December 30, 2006. There were no violations of our financial covenants during the quarter ended July 1, 2006 or the year ended December 31, 2005. As reported in our Notification of Late Filing on Form 12b-25 on May 10, 2007, we were unable to timely file our Quarterly Report on Form 10-Q for the first quarter of 2007. However, that filing was made on May 30, 2007.

On May 25, 2007, we obtained waivers from our banks with respect to any default that could arise under the BV Term Loan in connection with entering into the definitive merger agreement with affiliates of Warburg Pincus (see Recent Developments, Merger Agreement with Warburg Pincus LLC).
In July 2005, we agreed to guarantee, on behalf of our Japanese subsidiary, a variable-rate bank term loan facility denominated in Japanese yen, in an amount approximately equivalent to $50. This term loan was also established in connection with the repatriation of foreign earnings under the provisions of the AJCA. The facility will mature in July 2010. The outstanding borrowings under this Japanese term loan were approximately $48 at July 1, 2006 and December 31, 2005. The Japanese term loan covenants require our subsidiary to submit its statutory financial statements to the lenders once a year and to maintain a positive balance of net assets. There were no covenant violations under the Japanese term loan during the quarter ended July 1, 2006 or the year ended December 31, 2005.

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

Access to Financial Markets As of July 1, 2006, our long-term debt was rated BBB by Standard & Poor's, BBB- by Fitch Ratings, and Baa3 by Moody's Investors Service. Standard & Poor’s and Fitch Ratings each described our outlook as negative. Moody’s had placed our credit rating on review for possible downgrade. This action was prompted by our failure to file timely financial statements with the SEC and by concerns related to the Audit Committee investigations into allegations in Brazil and Korea and our decision to suspend sales of MoistureLoc solution from our U.S. plant.
On February 2, 2007, Moody's lowered our credit rating to Ba1 primarily reflecting Moody's belief that revenue growth for 2007 will be lower than their previous expectations.
Following the announcement of our proposed merger with Warburg Pincus, on May 16, 2007, Standard & Poor’s lowered its credit rating on our debt to BB+ and placed the Company on credit watch with negative implications.

Until current periodic reports and financial statements are filed, we could be limited from using certain forms of registering our securities with the SEC for offer and sale. This may preclude us from raising debt or equity financing in the public markets.

Working Capital Working capital was $638 and $566 at the end of the second quarters of 2006 and 2005, respectively. At year-end 2005, working capital was $618. The current ratio was 1.8 at the end of the second quarter of 2006, 1.6 at the end of the second quarter of 2005, and 1.6 at year-end 2005.

Other Financial Data

Dividends Our Board of Directors declared dividends of $0.13 per share on our Common stock in the first and second quarters of both 2006 and 2005.

Return on Equity Return on average shareholders' equity was negative 4.1 percent in the twelve months ended July 1, 2006 and positive 12.9 percent for the twelve months ended June 25, 2005.

Off-Balance Sheet Arrangements and Contractual Obligations

In the 2005 Form 10-K and the 2006 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At June 25, 2005 and July 1, 2006, there have been no material changes to off-balance sheet arrangements or contractual obligations outside the ordinary course of business.

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

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words “anticipate”, “appears”, “foresee”, “should”, “expect”, “estimate”, “project”, “will”, “are likely” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future Company performance, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions and in many cases those with a material impact, have, in many but not all cases, been identified in connection with specific forward-looking statements. Forward-looking statements are subject to risks and uncertainties including, without limitation: the inability of the Company to achieve the various marketing and selling objectives described above or to manage expenses; the ability to successfully return the Company’s lens care products to certain markets; changes in the competitive landscape; the ability to recoup lost market share; general global and local economic, political and sociological conditions including, without limitation, periods of localized disease outbreak and the effect on economic, commercial, social and political systems caused by natural disasters (such as, without limitation, earthquakes, hurricanes/typhoons, tornadoes and tsunamis); changes in such conditions; the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the Company’s businesses compete; effects of war or terrorism; changing currency exchange rates; the general political climate existing between and within countries throughout the world; events affecting the ability of the Company to timely deliver its products to customers, including those which affect the Company’s carriers’ ability to perform delivery services; changes in market acceptance of products offered by the Company or the industry due to recalls or other regulatory actions; changing trends in practitioner and consumer preferences and tastes; changes in technology; medical developments relating to the use of the Company’s products; competitive conditions, including entries into lines of business of the Company by new or existing competitors, some of whom may possess resources equal to or greater than those of the Company; the impact of product performance or failure on other products and business lines of the Company; success of the Company's compliance initiatives to detect and prevent violations of law or regulations; the results of pending or future investigations by the Company of alleged failure of the Company to comply with applicable laws or regulations; legal proceedings initiated by or against the Company, including those related to securities and corporate governance matters, products and product liability, commercial transactions, patents and other intellectual property, whether in the United States or elsewhere throughout the world; the impact of Company performance on its financing costs; enactment of new legislation or regulations or changes in application or interpretation of existing legislation or regulations that affect the Company; changes in government regulation of the Company’s products and operations; the Company's compliance with, and changes in governmental laws and regulations relating to the import and export of products; government pricing changes and initiatives with respect to healthcare products in the United States and throughout the world; changes in private and regulatory schemes providing for the reimbursement of patient medical expenses; changes in the Company’s credit ratings or the cost of access to sources of liquidity; the Company’s ability to maintain positive relationships with third-party financing resources; the financial well-being and commercial success of key customers, development partners and suppliers; changes in the availability of and other aspects surrounding the supply of raw materials used in the manufacture of the Company’s products; changes in tax rates or policies or in rates of inflation; the uncertainty surrounding the future realization of deferred tax assets; changes in accounting principles and the application of such principles to the Company; the performance by third parties upon whom the Company relies for the provision of goods or services; the ability of the Company to successfully execute marketing strategies; the ability of the Company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies in the United States and throughout the world; the ability of the Company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations in the United States and throughout the world; investment in research and development; difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products; the successful completion and integration of acquisitions by the Company; risks associated with the Company's transaction with Warburg Pincus; the successful relocation of certain manufacturing processes; the Company’s implementation of changes in internal controls; the Company’s success in the process of management testing, including the evaluation of results, and auditor attestation of internal controls, as required under the Sarbanes-Oxley Act of 2002; the occurrence of a material weakness in the Company’s internal controls over financial reporting, which could result in a material misstatement of the Company’s financial statements; the Company’s ability to correct any such weakness; the Company’s success in continuing to introduce and implement its enterprise-wide information technology initiatives, including the corresponding impact on internal controls and reporting; the effect of changes within the Company’s organization, including the selection and development of the Company’s management team and such other factors as are described in greater detail in the Company’s filings with the Securities and Exchange Commission, including, without limitation, Item 1-A. Risk Factors of the Company’s 2006 Form 10-K and in Part II,Item 1A. Risk Factors of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2007.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the Company's results of operations indicates that, if the U.S. dollar strengthened against all foreign currencies by 10 percent the Company would realize net losses of approximately $16 on foreign currency forward contracts outstanding at July 1, 2006. Such net losses would be substantially offset by net gains from the revaluation or settlement of the underlying positions hedged.
At July 1, 2006, the Company’s floating rate liabilities exceeded its floating rate assets. A sensitivity analysis to measure the potential impact that a change in interest rates would have on the Company's results of operations indicates that a one-percentage point increase in interest rates, which represents a greater than 10 percent change, would increase its financial expense by approximately $1 on an annualized basis.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chairman and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file this Quarterly Report on Form 10-Q within the statutory time period, the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer have concluded that, as of July 1, 2006, the Company's disclosure controls and procedures were not effective.
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As more fully described in Management’s Report on Internal Control Over Financial Reporting in Item 9A of our 2005 Annual Report, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005, which also existed as of July 1, 2006:
The Company did not: (1) maintain an effective control environment because the Company did not: (i) adequately and consistently reinforce the importance of adherence to controls and the Company's code of conduct; (ii) institute all elements of an effective program to help prevent and detect fraud by Company employees; (iii) establish and maintain effective corporate and regional oversight and monitoring of operations to detect subsidiaries’ managements’ override of established financial controls and accounting policies; and (iv) maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of GAAP; (2) maintain effective controls to provide reasonable assurance of the completeness and accuracy of certain financial statement accounts in certain subsidiaries; (3) maintain effective controls over certain subsidiaries’ relationships with their key distributors, particularly in the Company’s Korea, Japan and India subsidiaries, and over the installation of refractive laser surgery equipment in multiple locations where the Company does business, to ensure that revenue associated with such distributor and laser sales was recognized in accordance with GAAP; and (4) maintain effective controls over the determination and reporting of its income tax payable, deferred income tax assets and liabilities, the related valuation allowances, income tax expense and indirect taxes.

Remediation of Material Weaknesses

The Company has engaged in, and is continuing to engage in, substantial efforts to address the material weaknesses in its internal control over financial reporting. During the quarter, the Company has remediated the material weakness related to maintaining effective controls to ensure that the Company's deferred compensation Plan document was amended to accurately reflect the Plan's intended design by amending the Plan and requiring formal review and approval of all new or amended employee benefit plans by Corporate Technical Accounting.

As more fully described in the Remediation of Certain Material Weaknesses in Internal Control Over Financial Reporting section of Item 9A of the 2005 Form 10-K the remediation that occurred subsequent to December 31, 2005 focused on: (1) terminating or replacing several individuals within our Brazilian, Korean and Asian operations; (2) appointing a Vice President, Compliance and a Vice President, Financial Compliance; (3) enhancing the whistleblower program related to the communication, investigation and resolution of whistleblower activities; (4) expanding management’s ongoing communications regarding importance of adherence to internal controls; (5) realigning the global finance organization and modifying performance objectives to be more heavily weighted to internal control and financial reporting; (6) instituting a comprehensive fraud and compliance risk assessment program; (7) formalizing and augmenting entity wide and corporate monitoring controls; (8) holding a global controller’s conference focusing on areas identified in the material weaknesses; (9) expanding the staff and coverage of Internal Audit; (10) initiating a program to provide additional training to finance, accounting and tax professionals regarding new and evolving areas in U.S. GAAP; (11) developing a training program for certain non-finance employees on integrity of financial reporting and controls, and ethics and compliance; (12) completing a comprehensive review of accounting for income taxes including certain deferred tax assets and liabilities, taxes payable and tax reserves; (13) initiating a process to improve proper tracking of deferred tax assets and liabilities; (14) hiring and training additional senior tax staff with expertise in accounting for income taxes; (15) redesigning internal controls around income taxes; (16) augmenting the quarterly financial reporting and close process using an expanded Quarterly Close Checklist; (17) enhancing key control activities related to revenue recognition on laser installations and, sales to distributor/wholesalers; and (18) implementing a process requiring all subsidiaries outside of the United States to use one global professional tax advisor.
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

Changes in Internal Control Over Financial Reporting As described above, there were changes in the Company's internal control over financial reporting that occurred during the second quarter of 2006 and continued throughout 2006 to remediate the 2005 material weaknesses that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is continuing to implement the global enterprise reporting system, and in that process, expects that there will be future material changes in internal controls as a result of this implementation.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)                      Not applicable.

(b)                      Not applicable.

(c)                      The following table summarizes the Company's purchases of its Common stock for the second quarter ended July 1, 2006:

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs [2,3]	Maximum Number of Shares that May Yet Be Purchased Under the Programs [2,3]
April 2, 2006 – April 29, 2006	5,193	$46.97	4,950	2,195,862
April 30, 2006 – May 27, 2006	5,950	$45.19	-	2,195,862
May 28, 2006 – July 1, 2006	2,162	$48.67	2,162	2,193,700
Total	13,305	$46.45	7,112	2,193,700

[1]	Shares purchased during the second quarter ended July 1, 2006 include purchases pursuant to a publicly announced repurchase program (see footnote 2 below) and deferred compensation plans.
[2]
On January 27, 2004, the Board of Directors authorized a program to repurchase up to two million shares of the Company's outstanding Common stock. There is no expiration date for this program. During the second quarter ended July 1, 2006, 7,112 shares were repurchased at an average price of $46.92. Shares repurchased after November 2005 were primarily through private transactions with the rabbi trust for the Company's Deferred Compensation Plan.

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