Form 10-Q
period 2006-09-30
BAUSCH & LOMB INC
filed 2007-06-19
CIK 10427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
or

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
As previously disclosed in our Notification of Late Filings on Form 12b-25 with the Securities and Exchange Commission (SEC) on March 17, 2006, May 11, 2006, August 8, 2006, November 9, 2006 and March 1, 2007, we were unable to file our required 2005 and 2006 financial reports with the SEC on a timely basis due to independent investigations conducted by the Audit Committee of our Board of Directors; expanded 2005 year-end procedures conducted by the Company; expanded procedures with respect to the accounting for income taxes; and efforts to complete our assessment of our internal control over financial reporting. Our review and evaluation of internal control over financial reporting concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 or December 30, 2006. For additional information regarding our assessment of internal controls for 2006, see Item 9A.Controls and Procedures of our 2006 Form 10-K.

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Statements of Operations

	(Unaudited) Third Quarter Ended		(Unaudited) Nine Months Ended
Dollar Amounts in Millions - Except Per Share Data	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Net Sales	$577.3	$567.3	$1,694.8	$1,727.4

Costs and Expenses
Cost of products sold	251.5	248.7	740.1	726.5
Selling, administrative and general	246.9	219.6	733.8	686.4
Research and development	48.8	42.6	142.3	127.2
	547.2	510.9	1,616.2	1,540.1
Operating Income	30.1	56.4	78.6	187.3

Other (Income) Expense
Interest and investment income	(6.3)	(7.0)	(21.8)	(13.6)
Interest expense	19.1	11.5	53.4	37.6
Foreign currency, net	1.4	1.1	4.6	1.2
	14.2	5.6	36.2	25.2

Income before Income Taxes and Minority Interest	15.9	50.8	42.4	162.1
Provision for income taxes	14.1	155.7	44.2	194.3
Minority interest in subsidiaries	(1.0)	0.3	(1.3)	2.4
Net Income (Loss)	$2.8	$(105.2)	$(0.5)	$(34.6)

Basic Earnings (Loss) Per Share	$0.05	$(1.97)	$(0.01)	$(0.65)
Average Shares Outstanding - Basic (000s)	53,932	53,289	53,792	53,014

Diluted Earnings (Loss) Per Share	$0.05	$(1.97)	$(0.01)	$(0.65)
Average Shares Outstanding - Diluted (000s)	54,826	53,289	53,792	53,014

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Balance Sheets

Dollar Amounts in Millions - Except Per Share Data	(Unaudited) September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$522.9	$720.6
Trade receivables, less allowances of $16.8 and $16.2, respectively	441.9	491.7
Inventories, net	266.6	219.8
Other current assets	129.9	124.6
Deferred income taxes	66.3	71.2
Total Current Assets	1,427.6	1,627.9

Property, Plant and Equipment, net	634.4	604.4
Goodwill	831.7	799.0
Other Intangibles, net	268.1	273.8
Other Long-Term Assets	96.5	100.3
Deferred Income Taxes	14.2	11.0
Total Assets	$3,272.5	$3,416.4

Liabilities and Shareholders' Equity
Notes payable	$2.7	$0.2
Current portion of long-term debt	18.8	161.2
Accounts payable	82.1	88.1
Accrued compensation	126.4	126.0
Accrued liabilities	420.0	495.5
Federal, state and foreign income taxes payable	122.8	137.7
Deferred income taxes	2.1	1.5
Total Current Liabilities	774.9	1,010.2

Long-Term Debt, less current portion	831.0	831.2
Pension and Other Benefit Liabilities	145.6	137.9
Other Long-Term Liabilities	10.5	8.0
Deferred Income Taxes	123.4	120.7
Total Liabilities	1,885.4	2,108.0

Minority Interest	22.7	24.5

Commitments and Contingencies (Note 9)

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,434,358 shares issued (60,427,172 shares in 2005)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 253,255 shares issued (253,699 shares in 2005)	-	-
Capital in Excess of Par Value	117.1	102.4
Common and Class B Stock in Treasury, at cost, 6,715,838 shares (6,741,731 shares in 2005)	(356.7)	(356.3)
Retained Earnings	1,450.1	1,471.6
Accumulated Other Comprehensive Income	129.8	50.9
Other Shareholders' Equity	-	(8.8)
Total Shareholders' Equity	1,364.4	1,283.9
Total Liabilities and Shareholders' Equity	$3,272.5	$3,416.4

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Statements of Cash Flows

	(Unaudited) Nine Months Ended
Dollar Amounts in Millions	Sept. 30, 2006	Sept. 24, 2005
Cash Flows from Operating Activities
Net Loss	$(0.5)	$(34.6)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation	75.7	72.9
Amortization	22.7	19.5
Deferred income taxes	1.1	93.9
Stock-based compensation expense	5.0	7.9
Tax benefits associated with exercise of stock options	-	14.4
Gain from sale of investments available-for-sale	(0.4)	-
Loss on divestiture of German Woehlk contact lens business	-	2.3
Loss on retirement of fixed assets	(0.4)	2.0
Changes in Assets and Liabilities
Trade receivables	64.3	(15.9)
Inventories	(40.6)	(30.7)
Other current assets	(3.2)	(14.0)
Other long-term assets, including equipment on operating lease	0.1	(4.8)
Accounts payable and accrued liabilities	(23.9)	8.2
Income taxes payable	(16.7)	39.7
Other long-term liabilities	6.5	(11.5)
Net Cash Provided by Operating Activities	89.7	149.3

Cash Flows from Investing Activities
Capital expenditures	(90.1)	(66.4)
Net cash paid for acquisition of businesses and other intangibles	(36.8)	(14.3)
Cash received from sale of investments available-for-sale	0.6	-
Other	1.5	(0.7)
Net Cash Used in Investing Activities	(124.8)	(81.4)

Cash Flows from Financing Activities
Repurchase of Common and Class B shares	(2.6)	(43.6)
Exercise of stock options	0.3	61.0
Net proceeds from issuance of notes payable	-	(0.3)
Repayment of long-term debt	(143.6)	(0.6)
Net distributions to minority interests	(0.6)	(2.9)
Payment of dividends	(21.6)	(21.0)
Net Cash Used in Financing Activities	(168.1)	(7.4)

Effect of exchange rate changes on cash and cash equivalents	5.5	(6.3)

Net Change in Cash and Cash Equivalents	(197.7)	54.2

Cash and Cash Equivalents - Beginning of Period	720.6	501.8

Cash and Cash Equivalents - End of Period	$522.9	$556.0

Supplemental Cash Flow Disclosures
Cash paid for interest (net of portion capitalized)	$37.9	$32.8
Net cash payments for income taxes	$67.8	$57.3

Supplemental Schedule of Non-Cash Financing Activities
Dividends declared but not paid	$7.0	$7.1

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Notes to Financial Statements
Dollar Amounts in Millions - Except Per Share Data

1.           Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, consists of the following:

	Third Quarter Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Foreign currency translation adjustments	$22.3	$6.1	$76.2	$(79.9)
Realized losses from hedging activity	0.4	1.6	0.6	2.6
Market value adjustments for available-for-sale securities	-	-	2.1	-
Change in minimum pension liability [1]	-	(5.9)	-	(5.9)
Other comprehensive income (loss)	22.7	1.8	78.9	(83.2)
Net income (loss)	2.8	(105.2)	(0.5)	(34.6)
Total comprehensive income (loss)	$25.5	$(103.4)	$78.4	$(117.8)

[1]
The change in minimum pension liability in 2005 represented the impact of recording a valuation allowance against the tax benefits on the minimum pension liability for the U.S. pension plans. The valuation allowance is further described in Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes in the Company’s 2005 and 2006 Forms 10-K.

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
In a given period there may be outstanding stock options considered anti-dilutive as the options' exercise price was greater than the average market price of Common shares during that period and, therefore, excluded from the calculation of diluted earnings per share. For the quarter and nine months ended September 30, 2006, anti-dilutive stock options to purchase 2.8 million and 1.8 million shares of Common stock, respectively, with exercise prices ranging from $48.39 to $83.55 and $57.21 to $83.55, respectively, were outstanding. For the quarter and nine months ended September 24, 2005, there were less than 0.1 million anti-dilutive stock options outstanding to purchase shares of Common stock at an exercise price of $83.55.
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
The impact to results of operations from the Old Notes on the diluted earnings per share calculation was an adjustment of approximately $0.1 to results of operations for the quarters and nine months ended September 30, 2006 and September 24, 2005, representing the interest and amortization expense attributed to the remaining Old Notes. The effects of the Old Notes and the New Securities on dilutive shares for the quarters and the nine months ended September 30, 2006 and September 24, 2005 are reflected in the table below.

The following table summarizes the amounts used to calculate basic and diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
Dollar Amounts in Millions - Except Per Share Data, Number of Shares in Thousands	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Net Income (Loss)	$2.8	$(105.2)	$(0.5)	$(34.6)

Weighted Average Basic Shares Outstanding	53,932	53,289	53,792	53,014
Effect of Dilutive Shares	827	2,163	1,299	2,191
Effect of Convertible Senior Notes Shares	67	67	67	67
Effect of 2004 Senior Convertible Securities Shares	-	603	-	471

Weighted Average Diluted Shares Outstanding [1]	54,826	56,122	55,158	55,743

Basic Earnings (Loss) Per Share	$0.05	$(1.97)	$(0.01)	$(0.65)

Diluted Earnings (Loss) Per Share	$0.05	$(1.97)	$(0.01)	$(0.65)

[1]
As a result of the net loss presented for the nine months ended September 30, 2006 and for the third quarter and nine months ended September 24, 2005, the Company calculates diluted earnings per share using weighted average basic shares outstanding for each period, as utilizing diluted shares would be anti-dilutive to loss per share.

3.           Employee Stock Plans

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

On December 22, 2005, the Company announced that certain prior-period financial statements of the Company were required to be restated and could not be relied upon. As a result, the Company determined that certain registration statements relating to the Company’s long-term incentive plans, or prospectuses related to such plans, were no longer current and would not be considered current until the Company was current with its SEC periodic filings. Accordingly, pursuant to the plans, the Company imposed certain restrictions on issuing share-based compensation awards and the exercise of previously issued stock awards, except for transactions which could be exempted under Federal Securities law, until such registration statements are current. During the first nine months of 2006, the Company granted a total of 31,400 stock options to new hires.
Share-based compensation cost recognized under SFAS No. 123(R) for the nine months ended September 30, 2006 was $5.0 and included $7.9 of expense associated with stock options and $2.5 of expense related to time-based restricted stock awards offset by $5.4 of mark-to-market adjustments associated with the Company's Restricted Stock Deferred Compensation Plan. In May 2006, the Company amended this Plan requiring all future distributions of participant deferrals of stock awards be settled only in shares of Company stock, eliminating the sole option of the Company to settle in cash, and thereby eliminating the requirement under GAAP to recognize subsequent changes in the fair value of Company stock. Of the $7.9 of stock option expense, $6.0, $1.4 and $0.5 was recorded in selling, administrative and general expenses, research and development and cost of products sold, respectively. Expense associated with time-based restricted stock and the mark-to-market adjustments was recorded in selling, administrative and general expenses. There was no compensation cost capitalized to assets. Compensation cost was included in operating activities on the Statement of Cash Flows for the nine months ended September 30, 2006.
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
The Company applies a tax law ordering approach in determining its intraperiod allocation of tax expense or benefit attributable to share-based compensation deductions. The Company incurred a U.S. net operating loss for 2006 and, therefore, no U.S. tax expense or benefit related to U.S. share-based compensation deductions was allocated to additional paid-in-capital for the first three quarters of 2006. The share-based compensation deductions related to foreign affiliates for 2006 and the related allocation of tax benefits to additional paid-in capital were immaterial.
Share-based compensation expense reduced the Company’s results of operations for the third quarter and nine months ended September 30, 2006 as follows:

Amounts in millions, except per share data	For the Third Quarter Ended Sept. 30, 2006	For the Nine Months Ended Sept. 30, 2006
Operating income	$3.0	$5.0
Net income	3.0	5.0
Basic earnings per share	0.06	0.09
Diluted earnings per share	0.05	0.09

The effect on net loss and loss per share for the third quarter and nine months ended September 24, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure was as follows:

Amounts in millions, except per share data	For the Third Quarter Ended Sept. 24, 2005	For the Nine Months Ended Sept. 24, 2005
Net loss, as reported	$(105.2)	$(34.6)
Add: Share-based compensation expense included in reported net loss, net of tax [1,2]	0.2	4.9
Deduct: Total share-based compensation expense determined under the fair value based method for all awards, net of tax [1,2]	(3.4)	(14.9)
Pro forma net loss	$(108.4)	$(44.6)
Basic loss per share
As reported	$(1.97)	$(0.65)
Pro forma	$(2.03)	$(0.84)
Diluted loss per share
As reported	$(1.97)	$(0.65)
Pro forma	$(2.03)	$(0.84)

[1]	Amounts reflect mark-to-market adjustments associated with the Company's Restricted Stock Deferred Compensation Plan.
[2]	Net of tax amounts were calculated using the combined U.S. Federal and State statutory rate of 38.3 percent.

2003 Long-Term Incentive Plan

The 2003 Long-Term Incentive Plan (the 2003 Plan) was approved by the shareholders of the Company on April 29, 2003 and will terminate on April 29, 2013. Under this plan, a total of 6,000,000 shares were authorized for issuance, of which no more than 1,800,000 shares may be issued pursuant to awards other than options and stock appreciation rights. Any employee or non-employee director is eligible to participate under the plan. Any shares issued may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares purchased in the open market or otherwise. The Company typically utilizes proceeds from stock option exercises to repurchase shares (pursuant to its authorized purchase programs) to partially offset the dilutive impact of stock option exercise activity. Stock options, stock appreciation rights, restricted stock, performance awards and other stock unit awards may be granted under such plan. As of September 30, 2006, the Company had issued stock options, restricted stock, restricted stock units and performance-based stock units under the plan.
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
The following table summarizes information concerning stock options outstanding including related activity under the Company’s plans for the nine months ended September 30, 2006:

	Number of Options (000s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value [1]
Outstanding as of December 31, 2005	5,824	$49.96
Granted	31	52.87
Exercised	(17)	32.50
Forfeited and canceled	(151)	52.66
Outstanding at September 30, 2006	5,687	49.96	5.5	$40.7
Options exercisable at September 30, 2006	4,764	$46.91	5.3	$40.7

[1]
Calculated using in-the-money stock options multiplied by the difference between the average of the Company’s high and low stock price on September 29, 2006 and the option exercise price. The total number of in-the-money options exercisable on September 30, 2006 was approximately 2.8 million.

Other information pertaining to stock options for the nine months ended September 30, 2006 and September 24, 2005 is as follows:

	For the Nine Months Ended Sept. 30, 2006	For the Nine Months Ended Sept. 24, 2005
Weighted average grant-date fair value of stock options granted per share	$16.96	$24.48
Total fair value of options vested	$19.1	$18.9
Total intrinsic value of options exercised	$0.3	$45.1

Proceeds received from the exercise of 16,767 and 1.4 million stock options during the first nine months of 2006 and 2005, were $0.3 and $61.0, respectively, which were included in financing activities on the Statements of Cash Flows.

The following weighted average assumptions were used for the third quarter and nine months ended September 30, 2006:

	For the Third Quarter Ended Sept. 30, 2006	For the Nine Months Ended Sept. 30, 2006
Expected life	5	5
Expected volatility	30.84%	30.27%
Risk-free interest rate	4.97%	4.86%
Expected dividend yield	1.09%	1.01%

A summary of the status of the Company’s nonvested stock options as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

Nonvested Options	Number of Options (000s)	Weighted Average Grant- Date Fair Value
Nonvested options at December 31, 2005	2,024	$19.84
Granted	31	16.96
Vested	(1,082)	17.50
Forfeited and canceled	(50)	21.89
Nonvested options at September 30, 2006	923	$22.44

Total unrecognized compensation cost related to unvested stock options granted under the Company’s plans as of September 30, 2006 was $5.2 and is expected to be recognized over a weighted-average period of 1.0 years.

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

Nonvested Restricted Shares	Numbers of Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested restricted shares at December 31, 2005	288	$52.37
Granted	37	54.24
Vested	(31)	40.53
Forfeited and canceled	(2)	83.55
Nonvested restricted shares at September 30, 2006	292	$53.64

	For the Nine Months Ended Sept. 30, 2006	For the Nine Months Ended Sept. 24, 2005
Weighted average grant-date fair value of restricted stock awards granted per share	$54.24	$74.58
Total fair value of restricted stock awards vested	$1.5	$6.9

As a result of the previously discussed restrictions on the Company's ability to issue share-based compensation awards, restricted stock awards were granted only to new hires and a limited number of key employees pursuant to exemptions under Federal Securities law. Compensation cost related to restricted stock awards during the nine months ended September 30, 2006 was $2.5 offset by $5.4 of mark-to-market adjustments associated with the Company's Long-Term Deferred Compensation Plan. Compensation cost related to restricted stock awards during the nine months ended September 24, 2005 was $7.9. Unrecognized compensation cost at September 30, 2006 was $8.2 and is expected to be recognized over a weighted-average period of 2.2 years.

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

4.           Provision for Income Taxes

The Company’s income tax provision and effective tax rate are as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Income before income taxes and minority interest	$15.9	$50.8	$42.4	$162.1
Provision for income taxes	14.1	155.7	44.2	194.3
Effective tax rate	88.7%	306.5%	104.2%	119.9%

The difference between the 2006 third quarter effective tax rate of 88.7 percent and the U.S. Federal statutory rate of 35.0 percent is primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit, interest on tax reserves accrued in prior years, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.
The difference between the 2005 third quarter effective tax rate of 306.5 percent and the U.S. Federal statutory rate of 35.0 percent is primarily attributable to discrete tax items recorded in the quarter including a tax charge related to establishing a valuation allowance against the Company’s net U.S. deferred tax assets, tax benefits recorded as a result of the conclusion of the Internal Revenue Service’s examination of tax years ended 1995 through 1997, and a net tax charge related to repatriated earnings eligible for the special dividend received deduction under the American Jobs Creation Act of 2004 (AJCA). All of these items are more fully described in Item 8. Financial Statements and Supplementary Data under Note 10 —Provision for Income Taxes to the consolidated financial statements in the 2005 Form 10-K.
The difference between the 2006 year-to-date effective tax rate of 104.2 percent and the U.S. Federal statutory rate of 35.0 percent is primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit, interest on tax reserves accrued in prior years, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.
The difference between the 2005 year-to-date effective tax rate of 119.9 percent and the U.S. Federal statutory rate of 35.0 percent is primarily attributable to discrete tax items recorded in the nine months ended September 24, 2005, including a tax charge related to establishing a valuation allowance against the Company’s net U.S. deferred tax assets, tax benefits recorded as a result of the conclusion of the Internal Revenue Service’s examination of tax years ended 1995 through 1997, and a net tax charge related to repatriated earnings eligible for the special dividend received deduction under the American Jobs Creation Act of 2004. All of these items are more fully described in Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes to the consolidated financial statements in the 2005 Form 10-K.

5.           Business Segment Information

The Company is organized on a regionally based management structure for commercial operations. The research and development and product supply functions of the Company are managed on a global basis. The Company's engineering function is a part of the product supply function. The Company's segments are the Americas region, the Europe, Middle East and Africa region (Europe), the Asia region, the Research & Development organization and the Global Operations & Engineering organization.
Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Charges related to certain significant events, although related to specific segments, are also excluded from management basis results. There were no such charges during the quarters and nine-month periods ended September 30, 2006 or September 24, 2005. The accounting policies used to generate segment results are the same as the Company's overall accounting policies. Inter-segment sales were $163.2 and $505.6 for the quarter and nine months ended September 30, 2006, respectively, and $167.0 and $520.2 for the same periods in 2005. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the tables below.
The following tables present net sales and operating income by business segment and present total company operating income for the quarters and nine months ended September 30, 2006 and September 24, 2005.

	Third Quarter Ended
	September 30, 2006		September 24, 2005
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$258.6	$90.1	$246.3	$67.1
Europe	205.8	58.1	202.2	60.8
Asia	112.9	9.2	118.8	25.6
Research & Development	-	(56.6)	-	(48.1)
Global Operations & Engineering	-	(41.3)	-	(31.8)
	577.3	59.5	567.3	73.6
Corporate administration	-	(29.4)	-	(17.2)
	$577.3	$30.1	$567.3	$56.4

	Nine Months Ended
	September 30, 2006		September 24, 2005
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$756.4	$235.7	$738.7	$234.5
Europe	609.1	149.4	643.7	188.0
Asia	329.3	37.5	345.0	81.2
Research & Development	-	(161.3)	-	(143.2)
Global Operations & Engineering	-	(112.7)	-	(103.5)
	1,694.8	148.6	1,727.4	257.0
Corporate administration	-	(70.0)	-	(69.7)
	$1,694.8	$78.6	$1,727.4	$187.3

Net sales in markets outside the U.S. totaled $347.8 and $1,022.8 in the third quarter and nine months ended September 30, 2006, respectively, compared to $349.5 and $1,069.4 for the same 2005 periods. Net U.S. sales totaled $229.5 and $672.0 in the third quarter and nine months ended September 30, 2006, respectively, compared with $217.8 and $658.0 for the same prior-year periods. The Company's operations in Japan generated more than 10 percent of product net sales in the third quarter of 2005 totaling $61.4. The Company’s operations in France generated more than 10 percent of product net sales for the nine months ended September 24, 2005 totaling $174.2. No other non-U.S. country, or single customer, generated more than 10 percent of total product net sales during the quarters or nine months ended September 30, 2006 and September 24, 2005.

6.           Acquired Intangible Assets

In January 2006, the Company entered into an agreement to acquire certain assets of a privately-held company that manufactures a line of accessories that are compatible with the Company’s phacoemulsification and microkeratome equipment. As part of this transaction, the Company assumed an exclusive royalty bearing license agreement to aspiration tubing technology, and acquired certain patents and other intangible assets. Total consideration paid per the agreement was $8.0. As of January 2006, the Company made a $3.0 cash payment and executed an interest bearing promissory note for the remaining $5.0, due in two equal installments of $2.5, six months and one year from the date of the agreement. As of September 30, 2006, cash payments totaled $5.5 with $2.7 due and subsequently paid in January 2007 which included $0.2 of interest. The acquired intangible assets are reflected in technology and patents ($4.7) and license agreements ($3.3) in the table below and have been assigned 11 and 20 year lives, respectively.

The components of intangible assets as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$120.1	$52.2	$117.7	$44.3
Technology and patents	101.5	78.7	96.1	74.5
Developed technology	81.6	24.8	77.6	20.7
Distributor relationships	59.0	3.6	57.9	0.9
Intellectual property	39.1	13.3	38.2	10.6
License agreements	41.9	22.0	36.2	18.4
Physician information & customer database	23.5	4.9	21.8	3.9
Non-Compete agreements	1.9	1.0	1.8	0.2
	$468.6	$200.5	$447.3	$173.5

7.           Other Short- and Long-Term Investments

The Company’s investment in pSivida Limited was classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2006, the investment was valued at $3.5 and a resulting unrealized holding gain of $3.5 was recorded. The investment is included in other current assets on the Balance Sheets. The unrealized holding gain, net of $1.4 of tax effects, was reported in accumulated other comprehensive income on the Balance Sheets. See Note 1 — Comprehensive Income for adjustments to the market value of the investment during the quarter and year-to-date period ended September 30, 2006.

8.           Employee Benefits

The Company's benefit plans, which in the aggregate cover substantially all U.S. employees and employees in certain other countries, consist of defined benefit pension plans, a participatory defined benefit postretirement plan and defined contribution plans. The following tables provide the components of net periodic benefit cost for the Company's defined benefit pension plans and postretirement benefit plan for the quarters and nine months ended September 30, 2006 and September 24, 2005:

	Pension Benefit Plans		Postretirement Benefit Plan
	Third Quarter Ended		Third Quarter Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Service cost	$2.4	$1.9	$0.3	$0.3
Interest cost	5.1	4.9	1.5	1.4
Expected return on plan assets	(5.7)	(5.5)	(0.8)	(0.8)
Amortization of transition obligation	-	0.1	-	-
Amortization of prior-service cost	0.1	-	(0.1)	(0.1)
Amortization of net loss	2.0	2.1	0.5	0.2
Special termination benefits	0.2	-	-	-
Settlement gain [1]	-	(6.6)	-	-

Net periodic benefit cost	$4.1	$(3.1)	$1.4	$1.0

	Pension Benefit Plans		Postretirement Benefit Plan
	Nine Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Service cost	$7.0	$6.0	$0.9	$1.0
Interest cost	15.2	15.0	4.3	4.1
Expected return on plan assets	(17.0)	(16.6)	(2.4)	(2.4)
Amortization of transition obligation	-	0.1	-	-
Amortization of prior-service cost	0.2	-	(0.2)	(0.3)
Amortization of net loss	6.0	6.5	1.5	0.6
Special termination benefits	0.6	0.2	-	-
Settlement gain [1]	-	(6.6)	-	-

Net periodic benefit cost	$12.0	$4.6	$4.1	$3.0

[1]	The 2005 settlement gain in the pension benefit plans was related to the divesture of the Company’s Woehlk subsidiary, which was sold to a local management group in July 2005.

Defined Contribution Plans The costs associated with the Company's defined contribution plans totaled $7.9 and $25.6 for the quarter and nine months ended September 30, 2006, respectively, and $7.4 and $24.9 for the same periods in 2005.

9.           Commitments and Contingencies

Subsidiary Debt Guarantees The Company guarantees in writing for its subsidiaries certain indebtedness used for working capital and other obligations. Those written guarantees totaled approximately $461.2 and $482.2 at September 30, 2006 and December 31, 2005, respectively. The 2006 and 2005 written guarantees are principally attributed to the Company’s agreement to guarantee a July 2005 bank term loan facility on behalf of its Japanese subsidiary and a December 2005 bank term loan facility on behalf of its Dutch subsidiary. Also, during December 2005, the Company agreed to guarantee a $26.8 bank line of credit on behalf of its Hong Kong subsidiary to partially fund the acquisition of an additional 15 percent interest in Freda, which was repaid by the Hong Kong subsidiary in January 2006. Outstanding balances under the guaranteed debt facilities were $425.1 and $449.9 at September 30, 2006 and December 31, 2005, respectively. From time to time, the Company may also make verbal assurances with respect to indebtedness of its subsidiaries under certain lines of credit or other credit facilities, also used for working capital.

Letters of Credit The Company had outstanding standby letters of credit totaling approximately $22.2 at September 30, 2006 and December 31, 2005 to ensure payment of possible workers' compensation, product liability and other insurance claims. At September 30, 2006 and December 31, 2005, the Company had recorded liabilities of approximately $11.6 and $9.9, respectively, related to workers' compensation, product liability and other insurance claims.

Guarantees The Company guarantees a lease obligation on behalf of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amounts guaranteed at September 30, 2006 and December 31, 2005 were approximately $7.9 and $8.2, respectively. In the event of default, the guarantee would require payment from the Company. Sublease rights as specified under the agreement would reduce the Company's exposure. The Company believes the likelihood is remote that material payments will be required in connection with this guarantee and, therefore, has not recorded any liabilities under this guarantee.

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

Other Commitments and Contingencies The Company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial and environmental matters, which are being handled and defended in the ordinary course of business. Pending material litigation matters are discussed further in Note 13 — Other Matters. In addition to pending litigation matters, the Company may from time to time learn of alleged non-compliance with laws or regulations or other improprieties through compliance hotlines, communications by employees, former employees or other third parties, as a result of its internal audit procedures, or otherwise.
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
The Company’s policy is to comply with applicable laws and regulations in each jurisdiction in which it operates and, if the Company becomes aware of a potential or alleged violation, to conduct an appropriate investigation, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. There can be no assurance that any pending or future investigation or resulting remedial action will not have a material adverse financial, operational or other effect on the Company.  The Company cannot at this time estimate with any certainty the impact of any pending litigation matters, allegations of non-compliance with laws or regulations or allegations of other improprieties on its financial position (see Note 13 — Other Matters for further discussion).

Product Warranties The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability for the year ended December 31, 2005 and for the third quarter ended September 30, 2006 were as follows:

Balance at December 25, 2004	$7.8
Accruals for warranties issued	6.9
Changes in accruals related to pre-existing warranties	(2.1)
Settlements made	(6.7)
Balance at December 31, 2005 [1]	$5.9
Accruals for warranties issued	5.1
Changes in accruals related to pre-existing warranties	(0.2)
Settlements made	(4.8)
Balance at September 30, 2006 [1]	$6.0

[1]	Warranty reserve changes and balances do not include amounts in connection with the MoistureLoc recall.

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. Changes in the Company's deferred service revenue during the year ended December 31, 2005 and for the third quarter ended September 30, 2006 were as follows:

Balance at December 25, 2004	$7.7
Accruals for service contracts	11.8
Revenue recognized	(12.6)
Balance at December 31, 2005	$6.9
Accruals for service contracts	9.7
Changes in accruals related to pre-existing service contracts	(1.7)
Revenue recognized	(9.2)
Balance at September 30, 2006	$5.7

10.           Supplemental Balance Sheet Information

	September 30, 2006	December 31, 2005
Inventories, net
Raw materials and supplies	$61.7	$51.4
Work in process	23.5	19.5
Finished products	181.4	148.9
	$266.6	$219.8

	September 30, 2006	December 31, 2005
Property, Plant and Equipment, net
Land	$20.2	$20.0
Buildings	363.9	344.8
Machinery and equipment	1,078.7	998.2
Leasehold improvements	26.4	25.5
Equipment on operating lease	17.0	14.4
	1,506.2	1,402.9
Less accumulated depreciation	(871.8)	(798.5)
	$634.4	$604.4

11.           New Accounting Guidance

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

12.           Acquisitions

In the 2006 Form 10-K and the 2005 Form 10-K, we disclosed the Company’s acquisition of a 70-percent controlling interest in the Shandong Chia Tai Freda Pharmaceutical Group (Freda) in the fourth quarter of 2005, including the timing of payments for the acquisition. The Freda acquisition was partially financed with a $26.8 non-U.S. line of credit borrowing, which was repaid in January 2006. During the quarter ended April 1, 2006, the Company made payments of $30.4 relative to the Freda acquisition, which included an additional cash payment of $26.6 and acquisition costs of $3.8. The Company did not acquire any businesses during the nine months ended September 30, 2006.

13.           Other Matters

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

Litigation Related to Merger  The Company and its directors have been named as defendants in three purported class actions filed since May 16, 2007 on behalf of the public shareholders of the Company challenging the proposed transaction pursuant to which affiliates of Warburg Pincus will acquire all of the outstanding shares of the Company’s Common stock for $65.00 per share in cash. Two of these cases are pending in the Supreme Court of the State of New York in and for Monroe County, entitled: First Derivative Traders LP v. Zarrella, et al., Case No. 07-6384 (May 21, 2007), and  Brower v. Bausch & Lomb, Inc., Case No. 07-7323 (June 12, 2007). Brower was originally filed on May 17, 2007 in the Supreme Court of the State of New York in and for New York County, where a voluntary dismissal by the plaintiff is pending. The third purported class action against the Company and its directors, entitled Gottlieb v. Bausch & Lomb Inc., et al., Case No. 07-6506 (May 22, 2007), was filed in the Supreme Court of the State of New York in and for Monroe County, but subsequently was voluntarily dismissed by the plaintiff. A fourth purported shareholder class action entitled Palmer v. Warburg Pincus LLC, et al., Case No. 07-6634 (May 25, 2007), filed in the Supreme Court of the State of New York in and for Monroe County, names the Company's directors, but not the Company, as defendants. The complaints in these actions contain substantially similar allegations and seek substantially similar relief. Among other things, plaintiffs allege that the director defendants have breached their fiduciary duties to the Company's shareholders in pursuing the proposed transaction, including by accepting an unfair and inadequate acquisition price and failing to take appropriate steps to maximize shareholder value in connection with the sale of the Company. The Brower and Palmer complaints also assert a claim against Warburg Pincus for aiding and abetting the directors' breach of fiduciary duties. Plaintiffs seek, among other things, preliminary and permanent injunctive relief against the proposed transaction and unspecified damages.

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

14.           Market Withdrawal of MoistureLoc Lens Care Solution

On May 15, 2006, the Company announced a voluntary recall of its MoistureLoc lens care solution. The decision was made following an investigation into an increase in fungal infections among contact lens wearers in the United States and certain Asian markets. The Company’s decision to recall the product represented a subsequent event occurring prior to filing its 2005 Form 10-K, but related to product manufactured and sold in 2005. In accordance with GAAP, the Company recorded certain items associated with the recall in its 2005 financial results. The adjustments were recorded as 2005 third-quarter events, because that was the earliest reporting period for which the Company had not filed quarterly financial results on Form 10-Q. The Company incurred additional charges, primarily in Europe, associated with the MoistureLoc recall for product manufactured and sold in 2006. These charges reduced first quarter 2006 earnings before income taxes by $26.7 and net income by $19.6 or $0.35 per share (based on local statutory rates), of which approximately $19.1 is associated with sales returns and other reductions to net sales. There were no additional charges recorded in the quarters ended July 1, 2006 or September 30, 2006. The charges associated with the withdrawal reduced 2005 third-quarter earnings before taxes by $38.1 and results of operations by $36.8, or $0.66 per share (based on local statutory tax rates). The voluntary recall has been further described in the Company’s 2005 Form 10-K and its 2006 Form 10-K.

15.           Subsequent Event

On May 16, 2007, the Company entered into a definitive merger agreement with affiliates of Warburg Pincus in a transaction valued at approximately $4.5 billion, including approximately $830 of debt. Under the terms of the agreement, Warburg Pincus will acquire all the outstanding shares of the Company's Common stock for $65.00 per share. The transaction is subject to customary closing conditions, including the approval of our shareholders and regulatory approvals. Closing is not subject to any financing condition. A Special Committee of the Company's Board of Directors may solicit superior proposals from third parties through July 5, 2007. If a superior proposal leads to the execution of a definitive agreement, the Company would be obligated to pay a $40 break-up fee to Warburg Pincus.

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
As more fully described in the Recent Developments section and in Part I, Item 1. Financial Statements  of this Quarterly Report on Form 10-Q under Note 14 — Market Withdrawal of MoistureLoc Lens Care Solution, in May 2006 we instituted a worldwide recall of ReNu with MoistureLoc contact lens care solution (MoistureLoc). Charges associated with this recall were recorded in the third quarter of 2005 and in the first quarter of 2006. In the discussion of operating performance which follows, we have quantified the charges, and in some cases have provided certain information about growth rates and operating ratios prior to the recording of the charges. We believe this additional disclosure is useful and relevant because it provides a basis for understanding underlying business performance independent of this unusual situation.
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

Recent Developments

Restatement of Financial Information As previously disclosed in our Notification of Late Filings on Form 12b-25 with the Securities and Exchange Commission (SEC) on March 17, 2006, May 11, 2006, August 8, 2006, November 9, 2006 and March 1, 2007, we were unable to file our required 2005 and 2006 financial reports with the SEC on a timely basis due to independent investigations conducted by the Audit Committee of our Board of Directors; expanded 2005 year-end procedures conducted by the Company; expanded procedures with respect to the accounting for income taxes; and efforts to complete our assessment of our internal control over financial reporting. Our review and evaluation of internal control over financial reporting concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 or December 30, 2006. For additional information regarding our assessment of internal controls for 2006, see Item 9A.Controls and Procedures of our 2006 Form 10-K.

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

The decision to withdraw the product negatively impacted full-year 2006 financial performance, as further discussed below, and likely will impact performance in 2007. In addition to the charges described above, performance was hampered by the impact from lost MoistureLoc revenues; lower revenues for other lens care products, reflecting market share losses caused by trade and consumer uncertainty; negative collateral effect on our contact lens and pharmaceuticals categories, primarily in Asia; and higher expenses associated with the recall, legal expenses associated with product liability lawsuits, and increased promotional expense to regain distribution and brand equity in the lens care category. For an additional discussion on the market withdrawal of MoistureLoc, see Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 14 — Market Withdrawal of MoistureLoc Lens Care Solution.

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

Litigation Related to Merger  The Company and its directors have been named as defendants in three purported class actions filed since May 16, 2007 on behalf of the public shareholders of the Company challenging the proposed transaction pursuant to which affiliates of Warburg Pincus will acquire all of the outstanding shares of the Company’s Common stock for $65.00 per share in cash. Two of these cases are pending in the Supreme Court of the State of New York in and for Monroe County, entitled: First Derivative Traders LP v. Zarrella, et al., Case No. 07-6384 (May 21, 2007), and  Brower v. Bausch & Lomb, Inc., Case No. 07-7323 (June 12, 2007). Brower was originally filed on May 17, 2007 in the Supreme Court of the State of New York in and for New York County, where a voluntary dismissal by the plaintiff is pending. The third purported class action against the Company and its directors, entitled Gottlieb v. Bausch & Lomb Inc., et al., Case No. 07-6506 (May 22, 2007), was filed in the Supreme Court of the State of New York in and for Monroe County, but subsequently was voluntarily dismissed by the plaintiff. A fourth purported shareholder class action entitled Palmer v. Warburg Pincus LLC, et al., Case No. 07-6634 (May 25, 2007), filed in the Supreme Court of the State of New York in and for Monroe County, names the Company's directors, but not the Company, as defendants. The complaints in these actions contain substantially similar allegations and seek substantially similar relief. Among other things, plaintiffs allege that the director defendants have breached their fiduciary duties to the Company's shareholders in pursuing the proposed transaction, including by accepting an unfair and inadequate acquisition price and failing to take appropriate steps to maximize shareholder value in connection with the sale of the Company. The Brower and Palmer complaints also assert a claim against Warburg Pincus for aiding and abetting the directors' breach of fiduciary duties. Plaintiffs seek, among other things, preliminary and permanent injunctive relief against the proposed transaction and unspecified damages.

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

Financial Overview

Reported net income was $3 or $0.05 per share for the quarter ended September 30, 2006 compared to a net loss of $105 or $1.97 per share for the same quarter in 2005. For the nine months ended September 30, 2006, reported net loss was $0.5 or $0.01 per share compared to a loss of $35 or $0.65 per share for the same nine-month period in 2005.
Results for 2005 reflect the impact of the following significant events, which in the aggregate reduced third-quarter and year-to-date reported results of operations by $158, quarter-to-date earnings per share by $2.97 and year-to-date earnings per share by $2.99. There were no significant events impacting 2006 reported results. The 2005 significant events included:

•
A valuation allowance against deferred income tax assets which reduced reported results of operations by $149, or $2.79 per share in the third quarter ($2.81 year-to-date). The need for the allowance resulted from anticipated losses in early future periods attributed to the U.S. entities to which the deferred tax assets relate and uncertainties surrounding when we will return to U.S. profitability. The expected losses resulted from, among other things, the costs associated with the MoistureLoc recall and its impact on 2006 financial results; and

•	Incremental income tax expense of $9, or $0.18 per share associated with our repatriating foreign earnings under the American Jobs Creation Act of 2004 (AJCA).

Net Sales by Geographic Region and Business Segment

Geographic Net Sales The following tables summarize third-quarter and year-to-date net sales by geographic region.

	Net Sales[2]	Percent (Decrease) Increase Actual Dollars	Percent (Decrease) Increase Constant Currency	Percent of Total Company Net Sales
Quarter Ended September 30, 2006
Non-U.S.	$347.8	(1%)	(2%)	60%
U.S. [1]	229.5	5%	5%	40%
Total Company	$577.3	2%	1%

Quarter Ended September 24, 2005
Non-U.S.	$349.5	6%	5%	62%
U.S. [1]	217.8	-%	-%	38%
Total Company	$567.3	3%	3%

Nine Months Ended September 30, 2006
Non-U.S.	$1,022.8	(4%)	(3%)	60%
U.S. [1]	672.0	2%	2%	40%
Total Company	$1,694.8	(2%)	(1%)

Nine Months Ended September 24, 2005
Non-U.S.	$1,069.4	8%	5%	62%
U.S. [1]	658.0	3%	3%	38%
Total Company	$1,727.4	6%	4%

1      U.S. revenues represented approximately 90 percent of the Americas segment revenue in each year.
[2]
Amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 14 — Market Withdrawal of MoistureLoc Lens Care Solution. Charges associated with the recall reduced year-to-date 2006 non-U.S. net sales by $19.1. Charges associated with the recall reduced third-quarter and year-to-date 2005 U.S. net sales by $12.0 and non-U.S. net sales by $5.1, respectively.

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

The following table summarizes third-quarter and year-to-date net sales by business segment:

	Net Sales[1]	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency
Quarter Ended September 30, 2006
Americas	$258.6	5%	5%
Europe	205.8	2%	(2%)
Asia	112.9	(5%)	(3%)
Total Company	$577.3	2%	1%

Quarter Ended September 24, 2005
Americas	$246.3	2%	1%
Europe	202.2	5%	6%
Asia	118.8	3%	1%
Total Company	$567.3	3%	3%

Nine Months Ended September 30, 2006
Americas	$756.4	2%	2%
Europe	609.1	(5%)	(4%)
Asia	329.3	(5%)	(1%)
Total Company	$1,694.8	(2%)	(1%)

Nine Months Ended September 24, 2005
Americas	$738.7	5%	4%
Europe	643.7	8%	6%
Asia	345.0	6%	3%
Total Company	$1,727.4	6%	4%

[1]
Amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above. Provisions for sales returns and consumer rebates associated with the recall reduced year-to-date 2006 Americas region net sales by $0.6, Europe region net sales by $18.0 and Asia region net sales by $0.5. Provisions for sales returns and consumer rebates associated with the recall reduced third quarter and year-to-date 2005 Americas region net sales by $12.4 and Asia region net sales by $4.7.

Consolidated third-quarter net sales increased 2 percent compared to 2005 on a reported basis and 1 percent in constant currency. Third-quarter 2006 sales include $17 incremental revenues from Freda and 2005 revenues include $17 in customer returns and rebate provisions associated with the MoistureLoc recall. Excluding those items, third-quarter net sales decreased 4 percent from 2005 (5 percent in constant currency). For the first nine months of 2006, net sales declined 2 percent on a reported basis and declined 1 percent in constant currency. Year-to-date 2006 sales were reduced by $19 in provisions for customer returns and rebate provisions associated with the MoistureLoc recall and also reflected $44 in incremental sales from Freda. Prior-year amounts include $17 provisions associated with the recall and $7 in revenues from Woehlk. Excluding these items, consolidated net sales decreased 4 percent, or 3 percent in constant currency.

•
Third-quarter Americas segment net sales increased 5 percent from 2005. Prior-year figures reflect sales return and consumer rebate provisions ($12) associated with the MoistureLoc recall. Excluding those charges, third-quarter 2006 Americas net sales were essentially flat with 2005. For the first nine months of 2006, Americas segment net sales increased 2 percent from the same period in 2005. Charges related to the MoistureLoc recall totaled $1 in the first nine months of 2006 and $12 in the first nine months of 2005. Excluding those charges from both periods, Americas segment net sales grew 1 percent, and were flat in constant currency. For both the quarter and year-to-date periods, gains in contact lenses, pharmaceuticals and cataract surgery products offset by declines in lens care and refractive surgery.

•
Third-quarter Europe segment net sales increased 2 percent on a reported basis but declined 2 percent in constant currency. Higher constant-currency sales of pharmaceuticals and refractive surgery products were somewhat offset by lower sales of vision care and cataract surgery products. On a year-to-date basis, Europe segment net sales declined 5 percent, or 4 percent in constant currency, mainly reflecting $18 in sales return and consumer rebate provisions associated with the MoistureLoc recall. Excluding those provisions and $7 sales from Woehlk in the prior-year period, Europe region sales declined 1 percent, and were flat in constant currency, due mainly to lower sales of vision care and refractive surgery products.

•
Third-quarter Asia segment net sales declined 5 percent from 2005, or 3 percent in constant currency. The 2006 figures include $17 incremental sales from Freda, and prior-year figures reflect $5 in sales return and consumer rebate provisions associated with the MoistureLoc recall. Excluding those items, third-quarter 2006 Asia net sales were down 22 percent on a reported basis (21 percent in constant currency). For the year-to-date period, sales declined 5 percent and were down 1 percent on a constant-currency basis. The 2006 figures include $44 incremental sales from Freda, and both years include sales return and consumer rebate provisions associated with the MoistureLoc recall ($1 in 2006 and $5 in 2005). Excluding those items, year-to-date Asia segment sales declined 18 percent (16 percent in constant currency). Quarterly and year-to-date trends were mainly due to lower sales of vision care products. The Asia region, particularly China, has experienced the most significant negative impact on our non-lens care product lines as a result of the MoistureLoc recall. We have initiated brand rebuilding programs to specifically address this situation in order to recoup as much lost market share and distribution as possible and rebuild the reputation of the Bausch & Lomb brand.

A more detailed discussion of net sales trends by geographic region follows.

Americas

The following table summarizes net sales trends for the Americas region by product category:

	Quarter Ended September 30, 2006		Nine Months Ended September 30, 2006
	2006 vs. 2005 Percent Increase (Decrease)		2006 vs. 2005 Percent Increase (Decrease)
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	5%	4%	12%	11%
Lens Care [1]	10%	9%	(8%)	(9%)
Pharmaceuticals	5%	5%	6%	6%
Cataract and Vitreoretinal	3%	3%	4%	4%
Refractive	(5%)	(6%)	(5%)	(6%)
Total Americas	5%	5%	2%	2%

[1]
Amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 14 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced 2006 year-to-date Americas region net sales by $0.6 and 2005 third-quarter and year-to-date Americas region net sales by $12.4.

•
Contact lens category growth in 2006 was mainly due to the PureVision line of silicone hydrogel contact lenses, reflecting the recent introduction of PureVision Toric lenses for people with astigmatism and PureVision Multi-Focal for people with presbyopia, as well as higher shipments of PureVision spherical contact lenses. Somewhat offsetting those gains in the quarter were lower sales of the SofLens Toric and SofLens Multi-Focal lines, reflecting market shifts to silicone hydrogel offerings. Combined, third-quarter and year-to-date sales of disposable toric contact lenses in the Americas region increased close to 20 percent compared to 2005, with sales of multifocal contact lenses up more than 20 percent.

•
Third-quarter lens care sales comparisons benefited from the impact of $12 provisions associated with the MoistureLoc recall in the prior-year period. Excluding those charges, third-quarter lens care net sales declined 10 percent from 2005, reflecting the lack of MoistureLoc sales in 2006, and market share losses for our lines of multipurpose solutions following the product recall. Promotional program activities (recorded as an offset to revenues) were also higher in 2006, as we executed brand rebuilding programs in an effort to regain market share and convert former MoistureLoc users to our ReNu MultiPlus and ReNu Multipurpose lines. Year-to-date sales declines were driven by these same factors.

•
Pharmaceuticals sales gains for the third quarter were mainly due to higher sales of our lines of steroid drops containing loteprednol etabonate and ocular vitamins, combined with gains in our U.S. multisource (or generic) portfolio and incremental revenues from Retisert drug delivery implants. According to syndicated market data, prescriptions written for each of the products in our loteprednol franchise increased over the same period in the prior year by at least 10 percent. Similar trends were drivers of year-to-date Americas pharmaceuticals category performance, except for sales of Zylet combination steroid drops, where year-over-year declines reflected the impact of initial pipeline shipments that occurred in the first quarter of 2005.

•
Sales gains for cataract and vitreoretinal products were led by our lines of IOLs, mainly reflecting higher shipments of premium-priced aspheric silicone IOL offerings. In total, IOL sales grew more than 10 percent in both the quarter and year-to-date periods, with silicone IOL sales up about 15 percent. Sales gains were also reported for our lines of handheld surgical instruments and phacoemulsification products in the third quarter, with those gains partially offset by lower sales of viscoelastics. For the first nine months of 2006, growth for IOLs and viscoelastics was partially offset by lower sales of phacoemulsification products, reflecting lower sales of disposable items used in cataract surgery.

•
In the refractive category, sales of per-procedure cards increased more than 5 percent on a constant-currency basis in the third quarter and more than 10 percent in the first nine months of 2006. These gains were more than offset by lower sales of microkeratomes and blades, reflecting overall market declines in procedures combined with inroads by competitive femtosecond technologies, and by lower sales of lasers and diagnostic equipment.

Europe

The following table summarizes net sales trends for the Europe region by product category:

	Quarter Ended September 30, 2006		Nine Months Ended September 30, 2006
	2006 vs. 2005 Percent (Decrease)Increase		2006 vs. 2005 Percent (Decrease)Increase
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	-%	(4%)	(8%)	(6%)
Lens Care [1]	(2%)	(5%)	(24%)	(23%)
Pharmaceuticals	7%	3%	3%	4%
Cataract and Vitreoretinal	(3%)	(7%)	(1%)	1%
Refractive	10%	7%	(9%)	(7%)
Total Europe	2%	(2%)	(5%)	(4%)

[1]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 14 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced year-to-date Europe region net sales by $18.0.

•
Third-quarter constant-currency declines in sales of contact lenses were mainly driven by lower sales of SofLens One Day and certain older lines of contact lenses that we are in the process of discontinuing as the market transitions to silicone hydrogel platforms. The decline in one-day contact lenses reflects the impact of several recent competitive entries in this segment. Late in 2006 we launched in Europe our new aspheric daily disposable offering, SofLens Daily Disposable contact lenses. Based on very enthusiastic reaction to this lens by both eye care practitioners and consumers, we believe the SofLens Daily Disposable brand will contribute to growth in our contact lens business in the region in 2007. These factors more than offset sales growth of about 25 percent for our PureVision line of silicone hydrogel contact lenses. That growth was due to incremental sales from PureVision Multi-Focal lenses combined with double-digit gains for both PureVision SVS and PureVision Toric lenses. Year-to-date 2005 contact lens sales figures include results from our Woehlk business in Germany, which we divested in the third quarter of that year. Excluding Woehlk results from the prior year, Europe region contact lens sales were down 4 percent on a reported basis and 3 percent in constant currency for the year-to-date period, reflecting the same factors that drove quarter-to-date results.

•
Third-quarter lens care sales declines reflect the impact of the MoistureLoc recall. We have replaced former MoistureLoc trade inventory with either ReNuMultiPlus or ReNu Multipurpose solution in most of our customer accounts and are now implementing marketing programs targeted at rebuilding distribution and consumer purchases. Overall, sales of multipurpose solutions declined more than 10 percent on a constant-currency basis, and more than offset gains for our lines of rigid gas permeable solutions and other lines of soft contact lens solutions. For the year-to-date period, reported declines include $18 of sales returns and consumer coupon provisions associated with the MoistureLoc recall. Excluding these items, year-to-date European lens care sales were down 3 percent from the prior year, and were down 1 percent in constant-currency. As discussed above, lens care category net sales declined in the second half of 2006 in all regions, due to lost MoistureLoc revenues following the recall and market share losses resulting from customer and trade concerns during our investigation into increased fungal infections among contact lens wearers. We have initiated brand rebuilding programs to specifically address this situation in order to regain distribution and market share.

•
Constant-currency European pharmaceuticals sales growth in the third quarter of 2006 was mainly attributable to our lines of ocular vitamins, dry eye and anti-infective products, partially offset by declines in our lines of glaucoma products. For the first nine months of 2006 gains were also attributable to higher sales of allergy medications.

•
Third-quarter constant-currency cataract and vitreoretinal sales declines mainly reflected lower sales of phacoemulsification product and viscoelastics as compared to the prior-year period. Sales of IOLs were also down slightly. For the year-to-date period, higher sales of IOLs were nearly offset by declines in viscoelastics and phacoemulsification products. Our lines of acrylic IOLs, including the Akreos brand, grew close to 10 percent on a constant-currency basis.

•
Third-quarter refractive surgery sales growth in Europe was mainly due to higher laser placements, upgrades and per-procedure fees, somewhat offset by lower sales of microkeratome blades. For the year-to-date period, higher sales of microkeratomes were more than offset by lower sales of other types of capital equipment, microkeratome blades and lower service revenue.

Asia

The following table summarizes net sales trends for the Asia region by product category:

	Quarter Ended September 30, 2006		Nine Months Ended September 30, 2006
	2006 vs. 2005 Percent (Decrease) Increase		2006 vs. 2005 Percent (Decrease) Increase
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	(14%)	(12%)	(10%)	(7%)
Lens Care [1]	(39%)	(37%)	(40%)	(38%)
Pharmaceuticals [2]	NM	NM	NM	NM
Cataract and Vitreoretinal	2%	3%	-%	2%
Refractive	(30%)	(30%)	(20%)	(20%)
Total Asia	(5%)	(3%)	(5%)	(1%)

[1]
Amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 14 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced year-to-date 2006 Asia region net sales by $0.5 and reduced 2005 quarter- and year-to-date net sales by $4.7.

[2]
NM denotes “not meaningful.” 2006 pharmaceuticals category sales include incremental revenues from the acquisition of Freda ($16.7 in the third quarter and $44.1 for the first nine months), resulting in a calculated growth rate of more than 100 percent.

•
Third-quarter Asian contact lens revenues declines were primarily due to the negative collateral impact to our contact lens franchise resulting from the MoistureLoc situation; combined with lower sales of two-week disposable contact lenses in Japan (reflecting market trends that favor daily disposable products). Negative publicity surrounding MoistureLoc continued to affect our lens business in markets outside Japan, particularly China, were we are executing specific initiatives to rebuild consumer confidence in our vision care products. Year-to-date contact lens trends are consistent with those noted above.

•
Third-quarter and year-to-date lens care sales declined in most markets in the Asia region. In markets other than Japan, sales declines were due to negative publicity and consumer concern as a result of the MoistureLoc situation. The most significant negative impact from the MoistureLoc situation has been seen in China, despite there having been no confirmed reported infections in that market. As discussed above, lens care category net sales declined in the second half of 2006 in all regions, due to lost MoistureLoc revenues following the recall and market share losses resulting from customer and trade concerns during our investigation into increased fungal infections among contact lens wearers. We have initiated brand rebuilding programs to specifically address this situation in order to regain distribution and market share. In Japan, constant-currency lens care revenues also declined, mainly reflecting significant pricing activity by a local competitor and overall market shifts to one-day contact lenses (which do not require the use of lens care solutions).

•
Asia region pharmaceuticals sales reflect the fourth-quarter 2005 acquisition of Freda, which contributed approximately $17 and $44 in the quarter and year-to-date periods, respectively. Excluding Freda, our Asian pharmaceuticals revenues grew about 10 percent on a constant-currency basis for both the quarter- and year-to-date periods, largely due to gains from ocular vitamins.

•
Third-quarter and year-to-date growth in the cataract and vitreoretinal category was mainly driven by our lines of IOLs, which increased more than 10 percent on a constant-currency basis. IOL sales performance was mainly due to continued distribution and market share gains for the Akreos line of acrylic IOLs.

•	Refractive category sales declines were primarily due to lower laser placements, partially offset by increased service fees and sales of per-procedure cards.

Net Sales by Product Category

The following table presents total Company net sales by product categories for the third quarter and first nine months of 2006 and 2005:

	Net Sales	Percent (Decrease) Increase Actual Dollars	Percent (Decrease)Increase Constant Currency
Quarter Ended September 30, 2006
Contact Lens	$179.3	(4%)	(4%)
Lens Care	108.8	(6%)	(6%)
Pharmaceuticals	170.0	17%	15%
Cataract and Vitreoretinal	89.3	-%	(1%)
Refractive	29.9	(7%)	(8%)
Total	$577.3	2%	1%

Quarter Ended September 24, 2005
Contact Lens	$186.2	10%	9%
Lens Care [1]	115.2	(11%)	(12%)
Pharmaceuticals	144.8	11%	11%
Cataract and Vitreoretinal	88.9	4%	4%
Refractive	32.2	(7%)	(9%)
Total	$567.3	3%	3%

Nine Months Ended September 30, 2006
Contact Lens	$528.3	(3%)	(1%)
Lens Care [1]	307.3	(20%)	(19%)
Pharmaceuticals	486.6	15%	16%
Cataract and Vitreoretinal	278.2	2%	2%
Refractive	94.4	(9%)	(9%)
Total	$1,694.8	(2%)	(1%)

Nine Months Ended September 24, 2005
Contact Lens	$543.7	11%	9%
Lens Care [1]	381.7	1%	(1%)
Pharmaceuticals	424.1	10%	8%
Cataract and Vitreoretinal	273.7	6%	4%
Refractive	104.2	(6%)	(8%)
Total	$1,727.4	6%	4%

[1]
Amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 14 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced 2006 year-to-date lens care net sales by $19.1 and reduced third-quarter and year-to-date 2005 lens care sales by $17.1.

•
Overall growth in our PureVision lines of silicone hydrogel contact lenses was more than offset by lower sales of two-week spherical contact lenses in Japan (reflecting overall market trends), SofLens Toric disposable contact lenses (resulting from the continued roll-out of PureVision Toric in the U.S. market), collateral negative impact on our Asian contact lens business resulting from the MoistureLoc situation, and lower sales of older technology products (reflecting ongoing product rationalization initiatives).

•
Excluding the provisions related to the MoistureLoc recall from current-year and 2005 results, lens care sales declined 18 percent for both the third quarter and first nine months of 2006. Those declines reflect lost market share resulting from the lack of MoistureLoc sales following the recall, combined with increased promotional programs (recorded as an offset to revenues) designed to regain distribution.

•
Pharmaceutical net sales growth includes the impact of the Freda acquisition, as well as higher sales of ocular vitamins, and dry eye, allergy and anti-infective products. Results also reflect incremental sales of Retisert drug delivery implants, and, for the quarter, Zylet combination steroid drops, partially offset by lower sales of certain non-ophthalmic generic drugs. Excluding revenues from Freda, third-quarter pharmaceuticals category growth was approximately 6 percent (4 percent in constant currency) and year-to-date growth was approximately 4 percent (5 percent in constant currency).

•
Cataract and vitreoretinal product category growth was led by higher sales of IOLs, which were up approximately 5 percent in the quarter and close to 10 percent for the year-to-date period. Overall, revenues from phacoemulsification products declined slightly, as higher sales of disposable products were offset by lower equipment sales, as customers await the launch of our next generation microsurgical platform, Stellaris, in 2007.

•
Net sales declines in the refractive category reflected lower equipment and microkeratome blade sales, partially offset by higher per-procedure card fees, which increased more than 10 percent compared to the prior year.

Costs and Expenses and Operating Earnings

The following tables show operating costs and expenses as a percentage of sales for the third quarter and nine months ended September 30, 2006 and September 24, 2005:

	Quarter Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Cost of Products Sold	43.6%	43.8%	43.7%	42.1%
Selling, Administrative and General	42.8%	38.7%	43.3%	39.7%
Research and Development	8.4%	7.5%	8.4%	7.4%

Cost of products sold totaled $251 and $249 in the third quarters of 2006 and 2005, respectively and $740 and $726 for the respective year-to-date periods. The lower cost of products sold to sales ratio in the third quarter of 2006 mainly reflects the recording of costs associated with MoistureLoc recall in the prior-year period. The year-to-date higher ratio in 2006 primarily reflects unfavorable sales mix shifts and manufacturing variances following the MoistureLoc recall, somewhat mitigated by positive currency benefits.
Selling, administrative and general expenses totaled $247 in the third quarter of 2006, compared to $220 in 2005. Higher spending was mainly due to $9 incremental expenses from Freda, combined with higher marketing spending, primarily in Asia (to support brand rebuilding initiatives) and corporate administration expense (mainly reflecting increased legal and audit fees associated with the Audit Committee investigations, financial restatement and various lawsuits that have been brought against us). For the year-to-date periods, spending totaled $734 in 2006 versus $686 in 2005. The increase mainly reflected $28 incremental expenses from Freda and higher marketing and corporate administrative expenses reflecting similar trends as the quarter-to-date period. Those higher expenses are somewhat offset by favorable mark-to-market adjustments on deferred compensation liabilities and lower accruals for annual bonuses due to 2006 financial performance.
R&D expenses totaled $49 in the 2006 third quarter, compared to $43 in 2005. On a year-to-date basis, R&D expense totaled $142 in 2006 and $127 in 2005.
As a result of the above factors, operating earnings for the third quarter were $30 in 2006 and represented 5.2 percent of sales, compared to $56 and 9.9 percent of sales in 2005. Excluding the $39 earnings impact of the charges associated with the MoistureLoc recall, prior-year operating margins would have been 16.3 percent of sales. For the first nine months of the year, operating earnings were $79 or 4.6 percent of sales in 2006 compared to $187 or 10.8 percent of sales in 2005. Excluding the earnings impact of MoistureLoc recall charges ($27 in 2006 and $39 in 2005), year-to-date operating earnings would have been 6.2 percent of sales in 2006 compared to 13.0 percent in 2005.

Non-Operating Income and Expense

Other Income and Expense Interest and investment income was $6 in the third quarter of 2006 compared to $7 in 2005. That decrease mainly reflected interest on an IRS refund that was received in the prior year combined with lower mark to market income on deferred compensation plan assets, somewhat offset by higher interest rates earned on investments in 2006. For the year-to-date period, interest and investment income totaled $22 in 2006 and $14 in 2005. This increase mainly reflected higher average interest rates in 2006, combined with higher investment balances in 2006 following the late 2005 borrowing and repatriation of funds under the provisions of the AJCA.
Interest expense was $19 in the third quarter 2006, compared to $11 in the 2005 period. On a year-to-date basis, interest expense was $53 in 2006 and $38 in 2005. That reflected incremental interest expense on amounts borrowed late in 2005 as part of repatriation programs under the AJCA; fees associated with the consent solicitations and bank waivers obtained in 2006 and discussed in Liquidity and Financial Resources below; and higher interest rates on variable-rate debt, partially offset by interest expense savings associated with debt retired in 2005.
Net foreign currency losses were $1 in the third quarters of both 2006 and 2005. For the year-to-date period, net foreign currency losses were $5 in 2006 and $1 in 2005. These amounts were primarily associated with our ongoing foreign exchange hedging programs.

Income Taxes For the third quarter of 2006, the Company recorded a provision of $14 on pre-tax income of $16, representing an effective rate of 88.7 percent. The difference of $8 between the recorded provision of $14 and the provision of $6 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit, interest on tax reserves accrued in prior years, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.
For the third quarter of 2005, the Company recorded a provision of $156 on pre-tax income of $51, representing an effective rate of 306.5 percent. The difference of $138 between the recorded provision of $156 and the provision of $18 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to discrete tax items recorded in the quarter including a tax charge related to establishing a valuation allowance against the Company’s net U.S. deferred tax assets, tax benefits recorded as a result of the conclusion of the Internal Revenue Service’s examination of tax years ended 1995 through 1997, and a net tax charge related to repatriated earnings eligible for the special dividend received deduction under the American Jobs Creation Act of 2004. All of these items are more fully described in Note 10 —Provision for Income Taxes to the consolidated financial statements in the 2005 Form 10-K.
For the first nine months of 2006, the Company recorded a provision of $44 on pre-tax income of $42, representing an effective rate of 104.2 percent. The difference of $29 between the recorded provision of $44 and the provision of $15 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit, interest on tax reserves accrued in prior years, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.
For the first nine months of 2005, the Company recorded a provision of $194 on pre-tax income of $162, representing an effective rate of 119.9 percent. The difference of $137 between the recorded provision of $194 and the provision of $57 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to discrete tax items recorded in the nine months ended September 24, 2005, including a tax charge related to establishing a valuation allowance against the Company’s net U.S. deferred tax assets, tax benefits recorded as a result of the conclusion of the Internal Revenue Service’s examination of tax years ended 1995 through 1997, and a net tax charge related to repatriated earnings eligible for the special dividend received deduction under the American Jobs Creation Act of 2004. All of these items are more fully described in Note 10 — Provision for Income Taxes to the consolidated financial statements in the 2005 Form 10-K.
Our effective tax rate is based on non-recurring events as well as recurring factors including the geographic mix of income before taxes and the related tax rates in those jurisdictions. In addition, our effective tax rate will change based on discrete or other non-recurring events that may not be predictable.

Liquidity and Financial Resources

Cash and cash equivalents totaled $523 at the end of the third quarter of 2006, compared to $556 in the third quarter of 2005 and $721 at the end of 2005.

Cash Flows from Operating Activities Operating activities provided $90 of cash through the first nine months of 2006, mainly driven by earnings performance and lower accounts receivable, partially offset by cash payments for interest and income taxes and higher inventories associated with new product launches. We generated $149 from operating activities in the first nine months of 2005. Earnings performance was partially offset by higher inventories to accommodate new product launches and increased working capital requirements. Average days sales outstanding were 69 days in the third quarter of 2006, compared to 72 days in 2005. Average inventory months on hand were 5.8 in the third quarter of 2006, compared to 5.2 in 2005.

Cash Flows from Investing Activities We used $125 for investing activities through the first nine months of 2006, mainly related to the acquisition of businesses and capital expenditures. Acquisition-related cash outflows totaled $37 and were primarily associated with final payment for Freda and the purchase of certain intellectual property rights in the cataract product category. Capital spending of $90 mainly reflected the installation of additional contact lens manufacturing equipment and the ongoing expansion of our U.S. R&D facility. Cash used in investing activities in 2005 totaled $81 and mainly reflected capital expenditures of $66 and $14 for the acquisition of intangible assets, including product rights in connection with the FDA approval of Zylet ophthalmic suspension and a license agreement to commercialize Lotemax in South Korea.

Cash Flows from Financing Activities We used $168 for financing activities through the first nine months of 2006. Outflows mainly represented $116 to retire debt following our May tender offer, the repayment of $27 borrowings against a line of credit that had been used to finance the Freda acquisition, and $22 to pay dividends. We also used $3 to purchase shares of our Common stock under our ongoing share repurchase authorization, stock compensation plans and deferred compensation plans. Shares repurchased pursuant to our authorized purchase programs were 24,121 shares at an average price of $58.28 per share. Net cash outflows for financing activities were $7 through the first nine months of 2005. The outflows primarily consisted of $44 to purchase shares of our Common stock under our ongoing share repurchase authorization, stock compensation plans and deferred compensation plans and $21 to pay dividends, somewhat offset by cash inflows of $61 from stock option exercises. Shares repurchased pursuant to our authorized purchase programs were 530,000 shares at an average price of $74.98 per share.

Sources of Liquidity Our total long-term borrowings, including current portion, totaled $850 at the end of the third quarter of 2006, compared to $992 at the end of 2005 and $644 in the year-ago quarter. The increase from the year-ago period primarily reflects borrowings in the fourth quarter of 2005 as part of our effort to repatriate offshore profits under the AJCA. The ratio of total debt to capital was 38.4 percent as of September 30, 2006, 43.6 percent at year-end 2005 and 33.8 percent in September 2005.
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

Credit Facilities In July 2005, we replaced our prior $250 syndicated revolving credit facility scheduled to expire in January 2008 with a new five-year, $400 syndicated revolving credit facility. The terms of the current revolving credit facility include our option to increase the limit to $550 at any time during the five-year term. The interest rate under the agreement is based on our credit rating and, at our option, LIBOR or the base rate of one of the lending banks. The existing credit facility includes financial covenants similar in nature to covenants contained in the former, which require us to maintain certain EBITDA to interest and debt ratios. In the event a violation of the financial covenants occurs, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. In November 2005, and subsequently in February, May, August and December 2006 and January 2007, we obtained waivers from our banks of any breach of representation or covenant under the revolving credit agreement, related to or any default associated with, the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50 in aggregate. The waivers also extended the deadline to file our required annual financial statements for 2005 (including restatements for certain prior periods) and 2006 until April 30, 2007. Delivery of all financial statements for 2006 required by our financial reporting obligations under the revolving credit facility was satisfied by the filing of our 2006 Form 10-K and delivery of all required financial statements for 2005 was satisfied when we filed our 2005 Form 10-K. The impact of the Brazil and Korea investigations did not exceed $50 in aggregate as discussed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of our 2005 Form 10-K. In April 2007, we obtained amendments from our banks modifying the debt covenants to ensure there were no breaches of our financial covenants under the revolving credit agreement during the fourth quarter of 2006. As reported in our Notification of Late Filing on Form 12b-25 on May 10, 2007, we were unable to timely file our Quarterly Report on Form 10-Q for the first quarter of 2007. However, that filing was made on May 30, 2007.
On May 25, 2007, we obtained waivers from our banks with respect to any default that could arise under the revolving credit agreement in connection with entering into the definitive merger agreement with affiliates of Warburg Pincus (see Recent Developments, Merger Agreement with Warburg Pincus LLC).
There were no violations of our financial covenants during the quarter ended September 30, 2006 or year ended December 31, 2005. We had no outstanding borrowings under syndicated revolving credit agreements as of September 30, 2006, or December 31, 2005.
A number of subsidiary companies outside the United States have credit facilities to meet their liquidity requirements. There were $27 of outstanding borrowings under these non-U.S. credit facilities as of December 31, 2005. There were no outstanding borrowings as of September 30, 2006. The non-U.S. credit facilities' covenants require our subsidiaries to make payments when due and to comply with local laws. There were no covenant violations under the non-U.S. credit facilities during the quarter ended September 30, 2006 or year ended December 31, 2005.

Bank Term Loans In November 2005, our Dutch subsidiary entered into a $375 BV Term Loan. The facility involves a syndicate of banks and is guaranteed by us. The December 2005 borrowing under the BV Term Loan was a component of our efforts to repatriate foreign earnings from non-U.S. legal entities under the provisions of the AJCA (see Item 8. Financial Statements and Supplementary Data under Note 10 — Provision for Income Taxes of our 2006 Form 10-K for further discussion of the AJCA). Borrowings under the BV Term Loan totaled $375 at September 30, 2006 and December 31, 2005, and are due in December 2010, unless otherwise extended under the terms of the agreement. The interest rate is based on six-month LIBOR and is reset on a semiannual basis. The BV Term Loan includes covenants which require us to maintain certain EBITDA to interest and debt ratios. The initial interest rate was set at 5.0 percent. In February, May, August and December 2006, and again in January 2007, we obtained waivers from our banks of any breach of representation or covenant under the term loan agreement, related to or any default associated with, the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50 in aggregate. The waivers also extended the deadline to file annual financial statements for 2005 (including restatements for certain prior periods) and 2006 until April 30, 2007. Delivery of all required financial statements for 2006 required by our financial reporting obligations under the term loan facility was satisfied by the filing of the 2006 Form 10-K and delivery of all required financial statements for 2005 was satisfied when we filed our 2005 Form 10-K. The impact of the Brazil and Korea investigations did not exceed $50 in aggregate as discussed in Item 8. Financial Statements and Supplementary Data under Note 2 — Restatement of our 2005 Form 10-K. In April 2007, we obtained amendments from our banks modifying the debt covenants to ensure there were no violations of our financial covenants under the BV Term Loan during the fiscal year ended December 30, 2006. There were no violations of our financial covenants during the quarter ended September 30, 2006 or the year ended December 31, 2005. As reported in our Notification of Late Filing on Form 12b-25 on May 10, 2007, we were unable to timely file our Quarterly Report on Form 10-Q for the first quarter of 2007. However, that filing was made on May 30, 2007.
On May 25, 2007, we obtained waivers from our banks with respect to any default that could arise under the BV Term Loan in connection with entering into the definitive merger agreement with affiliates of Warburg Pincus (see Recent Developments, Merger Agreement with Warburg Pincus LLC).
In July 2005, we agreed to guarantee, on behalf of our Japanese subsidiary, a variable-rate bank term loan facility denominated in Japanese yen, in an amount approximately equivalent to $50. This term loan was also established in connection with the repatriation of foreign earnings under the provisions of the AJCA. The facility will mature in July 2010. The outstanding borrowings under this Japanese term loan were approximately $48 at September 30, 2006 and December 31, 2005. The Japanese term loan covenants require our subsidiary to submit its statutory financial statements to the lenders once a year and to maintain a positive balance of net assets. There were no covenant violations under the Japanese term loan during the quarter ended September 30, 2006 or the year ended December 31, 2005.

Capital Markets Offerings We are required to file periodic financial reports with the SEC to comply with certain covenants in our public debt indenture. As a result of our inability to file timely our Forms 10-K for 2005 and 2006, and our quarterly financial statements for third quarter of 2005 and all quarters of 2006, we sought waivers from holders of our outstanding debt. In September 2006, and subsequently in January 2007, we announced a solicitation of consents with respect to all series of outstanding debt securities and outstanding convertible debt. The solicitations sought, for a fee, permission from the holders for amendments to the indenture applicable to each series of notes that would, among other things, extend our deadline to file periodic reports with the SEC and to deliver compliance certificates to the Trustee under each indenture. The most recent consents extended the deadline to file required annual reports until April 30, 2007. We received the requisite number of consents for all series of outstanding debt securities and outstanding convertible debt. Delivery of all required financial statements for 2005 and 2006 was satisfied by the filing of our 2005 and 2006 on Forms 10-K.
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

Access to Financial Markets As of September 30, 2006, our long-term debt was rated BBB by Standard & Poor's, BBB- by Fitch Ratings, and Baa3 by Moody's Investors Service. Standard & Poor’s and Fitch Ratings each described our outlook as negative. Moody’s had placed our credit rating on review for possible downgrade. This action was prompted by our failure to file timely financial statements with the SEC and by concerns related to the Audit Committee investigations into allegations in Brazil and Korea and our decision to suspend sales of MoistureLoc solution from our U.S. plant.
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

Working Capital Working capital was $653 and $456 at the end of the third quarters of 2006 and 2005, respectively. At year-end 2005, working capital was $618. The current ratio was 1.8 at the end of the third quarter of 2006, 1.4 at the end of the third quarter of 2005, and 1.6 at year-end 2005.

Other Financial Data

Dividends Our Board of Directors declared dividends of $0.13 per share on our Common stock in the first, second and third quarters of both 2006 and 2005.

Return on Equity Return on average shareholders' equity was 4.0 percent in the twelve months ended September 30, 2006 and 1.3 percent for the twelve months ended September 24, 2005.

Off-Balance Sheet Arrangements and Contractual Obligations

In the 2005 Form 10-K and the 2006 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At September 24, 2005 and September 30, 2006, there have been no material changes to off-balance sheet arrangements or contractual obligations outside the ordinary course of business.

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

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

A sensitivity analysis to measure the potential impact that a change in foreign currency exchange rates would have on the Company's results of operations indicates that, if the U.S. dollar strengthened against all foreign currencies by 10 percent the Company would realize net losses of approximately $21 on foreign currency forward contracts outstanding at September 30, 2006. Such net losses would be substantially offset by net gains from the revaluation or settlement of the underlying positions hedged.
At September 30, 2006, the Company’s floating rate liabilities exceeded its floating rate assets. A sensitivity analysis to measure the potential impact that a change in interest rates would have on the Company's results of operations indicates that a one-percentage point increase in interest rates, which represents a greater than 10 percent change, would increase its financial expense by approximately $1 on an annualized basis.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chairman and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file this Quarterly Report on Form 10-Q within the statutory time period, the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer have concluded that, as of September 30, 2006, the Company's disclosure controls and procedures were not effective.
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As more fully described in Management’s Report on Internal Control Over Financial Reporting in Item 9A of our 2005 Annual Report, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005, which also existed as of September 30, 2006:
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

Changes in Internal Control Over Financial Reporting During the third quarter of 2006, the Company changed to a new third-party payroll processor for its employees based in Japan. As described above, there were changes in the Company's internal control over financial reporting that occurred during the third quarter of 2006 and continued throughout 2006 to remediate the 2005 material weaknesses that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is continuing to implement the global enterprise reporting system, and in that process, expects that there will be future material changes in internal controls as a result of this implementation.

Part II Other Information

Item 1.                      Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 13 — Other Matters, and such information is incorporated by reference in this Item 1 of Part II.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)                      Not applicable.

(b)                      Not applicable.

(c)                      The following table summarizes the Company's purchases of its Common stock for the third quarter ended September 30, 2006:

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs [2,3]	Maximum Number of Shares that May Yet Be Purchased Under the Programs [2,3]
July 2, 2006 – July 29, 2006	3,380	$48.77	256	2,193,444
July 30, 2006 – August 26, 2006	13,693	$46.16	298	2,193,146
August 27, 2006 – September 30, 2006	4,966	$51.04	4,966	2,188,180
Total	22,039	$47.66	5,520	2,188,180

[1]
Shares purchased during the third quarter ended September 30, 2006 include purchases pursuant to a publicly announced repurchase program (see footnote 2 below), stock compensation plans and deferred compensation plans.

[2]
On January 27, 2004, the Board of Directors authorized a program to repurchase up to two million shares of the Company's outstanding Common stock. There is no expiration date for this program. During the third quarter ended September 30, 2006, 5,520 shares were repurchased at an average price of $50.69. Shares repurchased after November 2005 were primarily through private transactions with the rabbi trust for the Company's Deferred Compensation Plan.

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

(10)-d
Letter Waiver (B.V. Term Loan), dated August 30, 2006 (filed as Exhibit (10)-ff to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-4105 and incorporated herein by reference).

(23)	Consent of Independent Registered Public Accounting Firm (filed herewith).

(31)-a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31)-b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32)-a	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

(32)-b	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).