Form 10-Q
period 2007-06-30
BAUSCH & LOMB INC
filed 2007-08-08
CIK 10427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer   ☒                                                                Accelerated filer   ☐                                                    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

The number of shares of Voting stock of the registrant outstanding as of June 30, 2007 was 55,414,746 consisting of 55,393,482 shares of Common stock and 21,264 shares of Class B stock which are identical with respect to dividend and liquidation rights, and vote together as a single class for all purposes.

Part I — Financial Information

Item 1.                      Financial Statements

The accompanying unaudited interim consolidated financial statements of Bausch & Lomb Incorporated and Consolidated Subsidiaries have been prepared by the Company in accordance with the accounting policies stated in the Company's Annual Report on Form 10-K for the year ended December 30, 2006, filed on April 25, 2007 (2006 Form 10-K) and should be read in conjunction with the Financial Statements included therein. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America have been included in these unaudited interim consolidated financial statements.

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Statements of Operations

	(Unaudited) Second Quarter Ended		(Unaudited) Six Months Ended
Dollar Amounts in Millions - Except Per Share Data	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net Sales	$649.5	$571.5	$1,228.4	$1,117.5

Costs and Expenses
Cost of products sold	273.4	249.5	521.3	488.6
Selling, administrative and general	280.3	256.2	511.0	486.9
Research and development	55.0	50.0	105.2	93.5
	608.7	555.7	1,137.5	1,069.0
Operating Income	40.8	15.8	90.9	48.5

Other (Income) Expense
Interest and investment income	(9.8)	(6.8)	(18.7)	(15.5)
Interest expense	15.4	18.1	30.8	34.3
Foreign currency, net	0.6	2.4	2.2	3.2
	6.2	13.7	14.3	22.0

Income before Income Taxes and Minority Interest	34.6	2.1	76.6	26.5
Provision for income taxes	18.1	18.2	41.2	30.2
Minority interest in subsidiaries	1.5	(1.0)	1.9	(0.4)
Net Income (Loss)	$15.0	$(15.1)	$33.5	$(3.3)

Basic Earnings (Loss) Per Share	$0.28	$(0.28)	$0.62	$(0.06)
Average Shares Outstanding - Basic (000s)	54,134	53,789	54,061	53,722

Diluted Earnings (Loss) Per Share	$0.27	$(0.28)	$0.60	$(0.06)
Average Shares Outstanding - Diluted (000s)	55,812	53,789	55,459	53,722

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Balance Sheets

Dollar Amounts in Millions - Except Per Share Data	(Unaudited) June 30, 2007	December 30, 2006
Assets
Cash and cash equivalents	$547.7	$499.9
Trade receivables, less allowances of $17.7 and $17.0, respectively	488.6	444.7
Inventories, net	251.2	237.4
Other current assets	164.2	160.0
Deferred income taxes	57.4	60.1
Total Current Assets	1,509.1	1,402.1

Property, Plant and Equipment, net	619.3	633.2
Goodwill	857.1	846.2
Other Intangibles, net	266.3	278.2
Other Long-Term Assets	113.6	102.4
Deferred Income Taxes	15.8	16.7
Total Assets	$3,381.2	$3,278.8

Liabilities and Shareholders' Equity
Notes payable	$0.2	$2.7
Current portion of long-term debt	133.9	134.4
Accounts payable	82.8	83.2
Accrued compensation	126.4	118.5
Accrued liabilities	392.5	386.5
Federal, state and foreign income taxes payable	66.6	145.7
Deferred income taxes	0.5	0.8
Total Current Liabilities	802.9	871.8

Long-Term Debt, less current portion	696.5	698.3
Pension and Other Benefit Liabilities	173.0	176.0
Other Long-Term Liabilities	9.5	10.5
Income Tax Liabilities	88.4	-
Deferred Income Taxes	125.0	110.2
Total Liabilities	1,895.3	1,866.8

Minority Interest	17.7	17.2

Commitments and Contingencies (Note 8)

Common Stock, par value $0.40 per share, 200 million shares authorized, 60,486,775 shares issued (60,457,108 shares in 2006)	24.1	24.1
Class B Stock, par value $0.08 per share, 15 million shares authorized, 179,778 shares issued (187,694 shares in 2006)	-	-
Capital in Excess of Par Value	109.5	117.9
Common and Class B Stock in Treasury, at cost, 5,675,281 shares (6,715,647 shares in 2006)	(301.7)	(354.7)
Retained Earnings	1,459.5	1,458.3
Accumulated Other Comprehensive Income	176.8	149.2
Total Shareholders' Equity	1,468.2	1,394.8
Total Liabilities and Shareholders' Equity	$3,381.2	$3,278.8

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Statements of Cash Flows

	(Unaudited) Six Months Ended
Dollar Amounts in Millions	June 30, 2007	July 1, 2006
Cash Flows from Operating Activities
Net Income (Loss)	$33.5	$(3.3)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Depreciation	51.5	51.1
Amortization	15.9	15.2
Deferred income taxes	18.2	0.6
Stock-based compensation expense	4.3	2.0
Tax benefits associated with exercise of stock options	(0.7)	-
Gain from sale of investments available-for-sale	(2.8)	-
Loss on retirement of fixed assets	0.2	0.8
Changes in Assets and Liabilities
Trade receivables	(39.0)	53.4
Inventories	(11.3)	(39.7)
Other current assets	(3.3)	(16.0)
Other long-term assets, including equipment on operating lease	3.5	2.2
Accounts payable and accrued liabilities	(8.9)	(27.8)
Income taxes payable	(79.0)	(16.3)
Other long-term liabilities	88.6	3.4
Net Cash Provided by Operating Activities	70.7	25.6

Cash Flows from Investing Activities
Capital expenditures	(29.6)	(66.5)
Net cash paid for acquisition of businesses and other intangibles	(3.1)	(34.3)
Cash paid for investment in equity securities	(15.0)	-
Cash received from sale of investments available-for-sale	2.8	-
Other	(3.2)	(0.8)
Net Cash Used in Investing Activities	(48.1)	(101.6)

Cash Flows from Financing Activities
Repurchase of Common and Class B shares	(4.4)	(1.8)
Exercise of stock options	43.2	0.1
Tax benefits associated with exercise of stock options	0.7	-
Net repayments of notes payable	(0.1)	0.1
Repayment of long-term debt	(0.5)	(143.5)
Net distributions to minority interests	(1.2)	-
Payment of dividends	(14.4)	(14.4)
Net Cash Provided by (Used in) Financing Activities	23.3	(159.5)

Effect of exchange rate changes on cash and cash equivalents	1.9	3.9

Net Change in Cash and Cash Equivalents	47.8	(231.6)

Cash and Cash Equivalents - Beginning of Period	499.9	720.6

Cash and Cash Equivalents - End of Period	$547.7	$489.0

Supplemental Cash Flow Disclosures
Cash paid for interest (net of portion capitalized)	$24.9	$28.9
Net cash payments for income taxes	$33.1	$54.0

Supplemental Schedule of Non-Cash Financing Activities
Dividends declared but not paid	$7.1	$7.0

See Notes to Financial Statements

Bausch & Lomb Incorporated and Consolidated Subsidiaries
Notes to Financial Statements
Dollar Amounts in Millions - Except Per Share Data

1.           Comprehensive Income

Comprehensive income, net of tax, consists of the following:

	Second Quarter Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Foreign currency translation adjustments	$13.8	$47.9	$25.7	$53.9
Employee benefit plan activity	1.6	-	3.1	-
Realized losses from hedging activity	0.7	0.7	1.4	0.2
Realized gains from sales of available-for-sale securities	(0.5)	-	(2.8)	-
Market value adjustments for available-for-sale securities	(0.3)	-	0.2	2.1
Other comprehensive income [1]	15.3	48.6	27.6	56.2
Net income (loss)	15.0	(15.1)	33.5	(3.3)
Total comprehensive income	$30.3	$33.5	$61.1	$52.9

[1]
In Q2 2007 the Company designated as a cash flow hedge a foreign exchange forward contract in the notional amount of $9.7 at June 30, 2007 to hedge foreign currency exposure associated with an intercompany loan denominated in Japanese yen.  The hedge termination date is December 2007 concurrent with the maturity of the intercompany loan.  The unrealized gain on the hedge for the quarter and year-to-date periods ended June 30, 2007 was less than $0.1.

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
In a given period there may be outstanding stock options considered anti-dilutive as the options' exercise price was greater than the average market price of Common shares during that period and, therefore, excluded from the calculation of diluted earnings per share. For the quarter and six months ended June 30, 2007, anti-dilutive stock options to purchase 1.2 million and 1.6 million shares of Common stock, respectively, with exercise prices ranging from $63.53 to $83.55 and $59.76 to $83.55, respectively, were outstanding. For the quarter and six months ended July 1, 2006, anti-dilutive stock options to purchase 2.8 million and 1.8 million shares of Common stock, respectively, with exercise prices ranging from $50.94 to $83.55 and $59.76 to $83.55, respectively, were outstanding.
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

The impact to results of operations from the Old Notes on the diluted earnings per share calculation was an adjustment of approximately $0.1 to results of operations for the quarters and six months ended June 30, 2007 and July 1, 2006, representing the interest and amortization expense attributed to the remaining Old Notes. The effects of the Old Notes and the New Securities on dilutive shares for the quarters and six months ended June 30, 2007 and July 1, 2006 are reflected in the table below.
The following table summarizes the amounts used to calculate basic and diluted earnings per share:

	Second Quarter Ended		Six Months Ended
Dollar Amounts in Millions - Except Per Share Data, Number of Shares in Thousands	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net Income (Loss)	$15.0	$(15.1)	$33.5	$(3.3)

Weighted Average Basic Shares Outstanding	54,134	53,789	54,061	53,722
Effect of Dilutive Shares	1,553	993	1,331	1,537
Effect of Convertible Senior Notes Shares	67	67	67	67
Effect of 2004 Senior Convertible Securities Shares	58	-	-	-

Weighted Average Diluted Shares Outstanding [1]	55,812	54,849	55,459	55,326

Basic Earnings (Loss) Per Share	$0.28	$(0.28)	$0.62	$(0.06)

Diluted Earnings (Loss) Per Share	$0.27	$(0.28)	$0.60	$(0.06)

[1]
As a result of the net loss presented for the second quarter and six months ended July 1, 2006, the Company calculates diluted earnings per share using weighted average basic shares outstanding for each period, as utilizing diluted shares would be anti-dilutive to loss per share.

3.           Provision for Income Taxes

The Company’s income tax provision and effective tax rate were as follows:

	Second Quarter Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Income before income taxes and minority interest	$34.6	$2.1	$76.6	$26.5
Provision for income taxes	18.1	18.2	41.2	30.2
Effective tax rate	52.3%	866.7%	53.8%	114.0%

For the second quarter of 2007, the Company recorded a provision of $18.1 on pre-tax income of $34.6, representing an effective rate of 52.3 percent. The difference between the effective tax rate and the U.S. Federal statutory rate of 35.0 percent was primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit and tax charges related to the remeasurement of deferred taxes due to changes in statutory tax rates. The unfavorable impact of these items was partially offset by tax benefits that were recorded with respect to changes to tax liabilities related to uncertain tax positions and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.
For the second quarter of 2006, the Company recorded a provision of $18.2 on pre-tax income of $2.1, representing an effective rate of 866.7 percent. The difference between the effective tax rate and the U.S. Federal statutory rate of 35.0 percent was primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit, interest on tax reserves accrued in prior years, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.

For the first six months of 2007, the Company recorded a year-to-date provision of $41.2 on pre-tax income of $76.6, representing a year-to-date effective rate of 53.8 percent. The difference between the effective tax rate and the U.S. Federal statutory rate of 35.0 percent was primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit and tax charges related to the remeasurement of deferred taxes due to changes in statutory tax rates. The unfavorable impact of these items was partially offset by tax benefits that were recorded with respect to changes to tax liabilities related to uncertain tax positions, the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions, and the reversal of non-deductible penalties and interest of $19.3 and $2.5, respectively, related to a Brazilian tax assessment recorded in periods prior to 2007.
For the first six months of 2006, the Company recorded a year-to-date provision of $30.2 on pre-tax income of $26.5, representing a year-to-date effective rate of 114.0 percent. The difference between the effective tax rate and the U.S. Federal statutory rate of 35.0 percent was primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit, interest on tax reserves accrued in prior years, and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (FIN 48). FIN 48 clarified the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. As part of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. Upon adoption of FIN 48, the Company recorded $18.2 as a cumulative effect adjustment reducing shareholders’ equity, largely related to state income tax matters and partially offset by federal matters considered to be effectively settled.
As of January 1, 2007, the Company had $106.1 of unrecognized tax benefits (which includes accrued interest and penalties of $27.1). If recognized, approximately $85.3 would be recorded as a component of income tax expense, with the remainder having no impact to tax expense primarily due to the existence of the Company’s valuation allowance.
As of June 30, 2007, the Company had $98.6 of unrecognized tax benefits (which includes accrued interest and penalties of $25.4), approximately $77.8 of which would be recorded as a component of income tax expense if recognized, with the remainder having no impact to tax expense due primarily to the existence of the Company’s valuation allowance. The change in unrecognized tax benefits for the quarter and six months ended June 30, 2007 was primarily related to state income tax matters partially offset by non-U.S. matters. The Company believes that it is reasonably possible that, of its previously unrecognized tax benefits, $6.2 may become payable within the next 12 months and, due to audit settlements and the expiration of statutes of limitation in non-U.S. jurisdictions, $3.8 may become recognized within the next 12 months.
Estimated interest and penalties related to underpayment of income taxes were classified as a component of tax expense in the Statements of Operations and totaled a benefit of $3.6 for the quarter ended June 30, 2007 and $1.7 for the six months ended June 30, 2007, primarily due to the reduction in unrecognized tax benefits. Accrued interest and penalties were $27.1 and $25.4 as of January 1, 2007 and June 30, 2007, respectively.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions. The following table summarizes the open tax years for each major jurisdiction as of June 30, 2007:

Open Tax Years
Jurisdiction	Examination in Progress	Examination Not Yet Initiated
United States [1]	1996-2004	2005-2006
Brazil	N/A	2002-2006
Germany [1]	1995-2004	2005-2006
Spain	2003-2004	2002, 2005-2006
France	2002-2003	2004-2006
China [1]	N/A	1997-2006
Ireland	N/A	2002-2006
Scotland	N/A	2004-2006
United Kingdom	2004	2005-2006
Netherlands	2002	2003-2006
Japan [1]	N/A	2001-2006
Belgium	2004-2005	2006
Korea [1]	N/A	2002-2006

1      Includes federal as well as state or similar local jurisdictions, as applicable.

Based on the outcome of ongoing examinations, tax litigation, or as a result of changes in tax law, it is reasonably possible that the unrecognized tax benefits for uncertain tax positions will materially change from that which is recorded as of June 30, 2007. In addition, the outcome of these examinations may impact the reported amount of certain deferred tax assets (such as net operating losses or tax credits) and related valuation allowance, if any. Based on the number of tax years currently under examination by the respective taxing authorities, the Company anticipates that several of these audits may be finalized in the foreseeable future. However, based on the status of these examinations and the protocol for finalizing audits by the respective taxing authorities, which may include formal legal proceedings, it is not possible to determine actual resolution dates or estimate the impact that changes in these examinations will have on the amounts previously recorded as unrecognized tax benefits. There have been no significant changes to the status of these examinations during the quarter ended June 30, 2007.
Additionally, consistent with the provisions of FIN 48, upon adoption, the Company reclassified certain income tax liabilities and related interest and penalties from current to non-current liabilities because payment of cash was not anticipated within one year of the balance sheet date. As of June 30, 2007 the Company reported $88.4 of these liabilities as long-term in the Company’s Balance Sheets.

4.           Business Segment Information

The management of the Company's commercial operations is organized on a regional basis. The research and development and product supply functions of the Company are managed on a global basis. The Company’s engineering function is part of the product supply function. The Company's segments are the Americas region, the Europe, Middle East and Africa region (Europe), the Asia region, the Research & Development organization and the Global Operations & Engineering organization.
Operating income is the primary measure of segment income. No items below operating income are allocated to segments. Charges related to certain significant events, although related to specific segments, are also excluded from management basis results. There were no such charges during the quarters and six-month periods ended June 30, 2007 or July 1, 2006. The accounting policies used to generate segment results are the same as the Company's overall accounting policies. Inter-segment sales were $174.0 and $321.1 for the quarter and six months ended June 30, 2007, respectively, and $181.7 and $342.5 for the same periods in 2006. All inter-segment sales have been eliminated upon consolidation and have been excluded from the amounts in the tables below.

The following tables present net sales and operating income by business segment and present total company operating income for the quarters and six months ended June 30, 2007 and July 1, 2006:

	Second Quarter Ended
	June 30, 2007		July 1, 2006
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$272.8	$82.7	$250.2	$64.7
Europe	252.2	74.7	217.0	57.9
Asia	124.5	23.2	104.3	8.2
Research & Development	-	(62.6)	-	(56.3)
Global Operations & Engineering	-	(40.9)	-	(37.4)
	649.5	77.1	571.5	37.1
Corporate administration	-	(36.3)	-	(21.3)
	$649.5	$40.8	$571.5	$15.8

	Six Months Ended
	June 30, 2007		July 1, 2006
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$514.9	$176.1	$497.7	$145.6
Europe	482.3	147.1	403.4	91.3
Asia	231.2	40.5	216.4	28.3
Research & Development	-	(121.0)	-	(104.7)
Global Operations & Engineering	-	(80.7)	-	(71.5)
	1,228.4	162.0	1,117.5	89.0
Corporate administration	-	(71.1)	-	(40.5)
	$1,228.4	$90.9	$1,117.5	$48.5

Net sales in markets outside the U.S. totaled $412.3 and $777.4 in the second quarter and six months ended June 30, 2007, respectively, compared with $350.1 and $674.9 for the same 2006 periods. Net U.S. sales totaled $237.2 and $451.0 in the second quarter and six months ended June 30, 2007, respectively, compared with $221.4 and $442.6 for the same prior-year periods. The Company's operations in France and Germany each generated more than 10 percent of product net sales in the quarter ended June 30, 2007 totaling $71.4 and $69.0, respectively. During the quarter ended July 1, 2006, the Company's operations in France generated more than 10 percent of product net sales totaling $58.1. The Company’s operations in France and Germany each generated more than 10 percent of product net sales in the six months ended June 30, 2007 totaling $133.8 and $131.9, respectively. No other non-U.S. country, or single customer, generated more than 10 percent of total product net sales during the second quarters and first six months of 2007 and 2006.

5.           Other Short- and Long-Term Investments

The Company's 2006 investment in pSivida Limited was classified as available-for-sale under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. During the second quarter of 2007, the Company liquidated 247,800 shares and recorded a realized gain of $0.5, before taxes. For the year-to-date period ended June 30, 2007, the Company liquidated 1,573,152 shares and recorded a realized gain of $2.8, before taxes. As of June 30, 2007, the investment was valued at $0.8 and is included in other current assets on the Balance Sheets. The unrealized holding gain of $0.8 is reported in accumulated other comprehensive income in the Shareholders’ Equity section of the Balance Sheets. See Note 1 — Comprehensive Income for the changes in the unrealized holding gain during the quarter and year-to-date periods ended June 30, 2007.

In January 2007, the Company made an equity investment in and secured an exclusive option to purchase AcuFocus, Inc., a privately-held company, for $18.0. AcuFocus, Inc. is developing corneal inlay technology for the treatment of presbyopia. The $18.0 is included in other long-term assets on the balance sheet for the period ended June 30, 2007 (see Balance Sheets) reflecting ascribed values of $15.0 and $3.0, respectively, for the cost investment and exclusive option to purchase AcuFocus, Inc.

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
On May 25, 2007, the Company obtained waivers from the lenders under the Company's revolving credit and BV Term Loan agreements with respect to any default that could arise in connection with entering into the definitive merger agreement with affiliates of Warburg Pincus LLC (Warburg Pincus). See Note 13 — Merger Transaction.

7.           Employee Benefits

The Company's benefit plans, which in the aggregate cover substantially all U.S. employees and employees in certain other countries, consist of defined benefit pension plans, a participatory defined benefit postretirement plan and defined contribution plans. The following tables provide the components of net periodic benefit cost for the Company's defined benefit pension plans and postretirement benefit plan for the quarters and six months ended June 30, 2007 and July 1, 2006:

	Pension Benefit Plans		Postretirement Benefit Plan
	Second Quarter Ended		Second Quarter Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$1.9	$2.4	$0.3	$0.3
Interest cost	5.4	5.1	1.5	1.4
Expected return on plan assets	(6.5)	(5.7)	(0.9)	(0.8)
Amortization of prior-service cost	0.1	0.1	(0.1)	(0.1)
Amortization of net loss	1.3	2.0	0.3	0.5
Special termination benefits	-	0.2	-	-
Net periodic benefit cost	$2.2	$4.1	$1.1	$1.3

	Pension Benefit Plans		Postretirement Benefit Plan
	Six Months Ended		Six Months Ended
	June 30, 2007	June 1, 2006	June 30, 2007	July 1, 2006
Service cost	$3.8	$4.6	$0.6	$0.6
Interest cost	10.8	10.1	2.9	2.8
Expected return on plan assets	(12.9)	(11.3)	(1.8)	(1.6)
Amortization of prior-service cost	0.1	0.1	(0.1)	(0.1)
Amortization of net loss	2.6	4.0	0.6	1.0
Special termination benefits	-	0.4	-	-
Net periodic benefit cost	$4.4	$7.9	$2.2	$2.7

Defined Contribution Plans The costs associated with the Company's defined contribution plans totaled $8.6 and $18.6 for the quarter and six months ended June 30, 2007, respectively, and $8.0 and $17.7 for the same periods in 2006.

8.           Commitments and Contingencies

Subsidiary Debt Guarantees The Company guarantees in writing for its subsidiaries certain indebtedness used for working capital and other obligations. Those written guarantees totaled approximately $460.7 and $463.0 at June 30, 2007 and December 30, 2006, respectively. The 2007 and 2006 written guarantees are principally attributed to the Company’s agreement to guarantee a July 2005 bank term loan facility on behalf of its Japanese subsidiary and a December 2005 bank term loan facility on behalf of its Dutch subsidiary. Outstanding balances under the guaranteed debt facilities were $422.4 and $422.3 at June 30, 2007 and December 30, 2006, respectively. From time to time, the Company may also make verbal assurances with respect to indebtedness of its subsidiaries under certain lines of credit or other credit facilities, also used for working capital.

Letters of Credit The Company had outstanding standby letters of credit totaling approximately $24.3 and $22.2 at June 30, 2007 and December 30, 2006, respectively, to ensure payment of possible workers' compensation, product liability and other insurance claims. At June 30, 2007 and December 30, 2006, the Company had recorded liabilities of approximately $12.0 and $9.7, respectively, related to workers' compensation, product liability and other insurance claims.

Guarantees The Company guarantees a lease obligation of a customer in connection with a joint marketing alliance. The lease obligation has a term of ten years expiring November 2011. The amounts guaranteed at June 30, 2007 and December 30, 2006 were approximately $7.2 and $7.8, respectively. Upon an event of default, the guarantee would require payment from the Company. Sublease rights as specified under the agreement would reduce the Company's exposure. The Company believes the likelihood is remote that material payments will be required in connection with this guarantee and, therefore, has not recorded any liabilities under this guarantee.

Tax Indemnifications In connection with divestitures, the Company has agreed to indemnify certain tax obligations arising out of tax audits or administrative or court proceedings, relating to tax returns for any periods ending on or prior to the closing date of the respective divestiture. The Company believes that any obligation arising out of these agreements would not have a material impact on the Company's financial position. As of June 30, 2007, the Company has recorded a long-term liability of $1.5 associated with its indemnity agreements.

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

Other Commitments and Contingencies The Company is involved in lawsuits, claims, investigations and proceedings, including patent, trademark, commercial, product liability and environmental matters, which are being handled and defended in the ordinary course of business. Pending material litigation matters are discussed further in Note 11 — Other Matters. In addition to pending litigation matters, the Company may from time to time learn of alleged non-compliance with laws or regulations or other improprieties through compliance hotlines, communications by employees, former employees or other third parties, as a result of its internal audit procedures, or by some other means.

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
During March 2007, the Company received formal notification of amnesty by the state Government of Sao Paolo as it relates to a Brazilian tax assessment recorded in periods prior to 2006. The reversal of penalties and interest of $19.3 and $2.5, respectively, has been reflected in the Company's 2007 first quarter and year-to-date results.
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

Product Warranties The Company estimates future costs associated with expected product failure rates, material usage and service costs in the development of its warranty obligations. Warranty reserves are established based on historical experience of warranty claims and generally will be estimated as a percentage of sales over the warranty period or as a fixed dollar amount per unit sold. In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded. Changes in the Company's product warranty liability during the year ended December 30, 2006 and for the six months ended June 30, 2007 were as follows:

Balance at December 31, 2005 [1]	$5.9
Accruals for warranties issued	7.9
Changes in accruals related to pre-existing warranties	(0.5)
Settlements made	(6.8)
Balance at December 30, 2006 [1]	$6.5
Accruals for warranties issued	2.4
Changes in accruals related to pre-existing warranties	(0.2)
Settlements made	(2.5)
Balance at June 30, 2007	$6.2

[1]	Warranty reserve changes during 2006, as well as the 2005 and 2006 year end balances, do not include amounts in connection with the MoistureLoc recall.

Deferred Service Revenue Service revenues are derived from service contracts on surgical equipment sold to customers and are recognized over the term of the contracts while costs are recognized as incurred. Changes in the Company's deferred service revenue during the year ended December 30, 2006 and for the six months ended June 30, 2007 were as follows:

Balance at December 31, 2005	$6.9
Accruals for service contracts	11.7
Changes in accruals related to pre-existing service contracts	(0.6)
Revenue recognized	(12.4)
Balance at December 30, 2006	$5.6
Accruals for service contracts	6.3
Changes in accruals related to pre-existing service contracts	(0.5)
Revenue recognized	(6.0)
Balance at June 30, 2007	$5.4

9.           Supplemental Balance Sheet Information

	June 30, 2007	December 30, 2006
Inventories, net
Raw materials and supplies	$65.4	$54.3
Work in process	21.4	18.8
Finished products	164.4	164.3
	$251.2	$237.4

	June 30, 2007	December 30, 2006
Property, Plant and Equipment, net
Land	$20.9	$20.6
Buildings	391.8	374.1
Machinery and equipment	1,094.6	1,089.9
Leasehold improvements	28.0	26.6
Equipment on operating lease	19.9	18.1
	1,555.2	1,529.3
Less accumulated depreciation	(935.9)	(896.1)
	$619.3	$633.2

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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

11.           Other Matters

Legal Matters The Company is involved as a party in a number of material matters in litigation, including litigation relating to the proposed merger with affiliates of Warburg Pincus LLC (Warburg Pincus), general litigation related to the February 2007 restatement of the Company's financial information and the previously announced MoistureLoc withdrawal, material intellectual property litigation, and material tax litigation. The Company intends to vigorously defend itself in all of these matters. At this time, the Company is unable to predict the outcome, and cannot reasonably estimate the impact, of any pending litigation, matters concerning allegations of non-compliance with laws or regulations, or matters concerning allegations of other improprieties. The Company has not made any financial provision for potential liability in connection with these matters, except as described below under Product Liability Lawsuits.

Shareholder Securities Class Actions There is a consolidated securities class action, entitled In re Bausch & Lomb Incorporated Securities Litigation, Case Nos. 06-cv-6294 (master file), 06-cv-6295, 06-cv-6296, and 06-cv-6300, pending in Federal District Court for the Western District of New York, Rochester Division, against the Company and certain present and former officers and directors. Initially, four separate shareholder actions were filed between March and May of 2006 in Federal District Court for the Southern District of New York, and these were later transferred to the Western District of New York and consolidated into the above-captioned matter. Plaintiffs in these actions purport to represent a putative class of shareholders who purchased Company stock at allegedly artificially inflated levels between January 27, 2005 and May 3, 2006. Among other things, plaintiffs allege that defendants issued materially false and misleading public statements regarding the Company's financial condition and operations by failing to disclose negative information relating to the Company's Brazilian and Korean subsidiaries, internal controls, and problems with our MoistureLoc multipurpose solution (MoistureLoc), thereby inflating the price of Company stock during the alleged class period. Plaintiffs seek unspecified damages. On July 13, 2007, the Court entered an order appointing a lead plaintiff and lead counsel. On July 19 and 27, 2007, two motions for reconsideration of this order were filed by other plaintiffs; the Court has yet to rule on these motions. Pursuant to a stipulated schedule ordered by the Court, the lead plaintiff must file a consolidated amended complaint by 45 days after entry of the Court's order appointing the lead plaintiff.

Litigation Related to Merger The Company and its directors have been named as defendants in a consolidated purported class action on behalf of the public shareholders of the Company challenging the proposed transaction pursuant to which affiliates of Warburg Pincus will acquire all of the outstanding Company shares for $65.00 per share in cash. Warburg Pincus has also been named as a defendant. Between May and July of 2007, five separate actions were filed in the Supreme Court of the State of New York, Monroe County and in the Supreme Court of the State of New York, New York County. After one of the Monroe County plaintiffs voluntarily dismissed his complaint, and the New York County plaintiff voluntarily dismissed his complaint and re-filed in Monroe County, the four remaining actions were consolidated into In Re Bausch & Lomb Inc. Buyout Litigation, Index No. 07/6384, which is pending in the Supreme Court of the State of New York, Monroe County and supersedes the previously filed actions. On July 23, 2007, plaintiffs in this consolidated action filed a consolidated amended complaint. Among other things, plaintiffs allege that the director defendants have breached their fiduciary duties to the Company's shareholders in pursuing the proposed transaction, including by accepting an unfair and inadequate acquisition price and failing to take appropriate steps to maximize shareholder value in connection with the sale of the Company; plaintiffs also assert a claim against Warburg Pincus for aiding and abetting the directors' alleged breach of fiduciary duties. Plaintiffs seek, among other things, preliminary and permanent injunctive relief against the proposed transaction and unspecified damages. Pursuant to a stipulated schedule ordered by the Court, defendants have until 30 days from service to answer or otherwise respond to the consolidated amended complaint.

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

On May 16, 2007, plaintiffs filed a First Amended Verified Shareholder Derivative and Class Action Complaint (First Amended Complaint) against the current members of the Board of Directors, certain current and former officers, certain former board members, as well as Warburg Pincus, and naming the Company as nominal defendant. In addition to realleging the prior derivative claims, the First Amended Complaint purports to set forth direct claims on behalf of a putative class of the Company's shareholders against the current director defendants alleging that the directors have breached their fiduciary duties to shareholders in connection with entering into the merger agreement with Warburg Pincus pursuant to which affiliates of Warburg Pincus will acquire all of the outstanding shares of our Common stock for $65.00 in cash as announced on May 16, 2007, and a claim against Warburg Pincus for aiding and abetting such breach. With respect to the derivative claims, plaintiffs (i) purport to allege damage to the Company as a result of, among other things, a decrease in the Company's market capitalization, exposure to liability in securities fraud actions, and the costs of internal investigations and financial restatements, and (ii) seek unspecified damages as well as certain declaratory and injunctive relief, including for misappropriation of inside information for personal benefit by certain of the individual defendants. With respect to the direct class claims, plaintiffs (i) purport to allege damage to shareholders as a result of, among other things, the Company having entered into a proposed transaction that is unfair to shareholders, including because the per share price offered is allegedly inadequate and consummation of the proposed transaction risks extinguishing their derivative claims, and (ii) seek injunctive relief against the proposed transaction. On July 24, 2007, plaintiffs filed an unopposed motion for leave to file a Second Amended Complaint; the Court granted leave on August 2, 2007. The proposed Second Amended Complaint contains substantially similar allegations as the First Amended Complaint, except that it adds allegations that the current director defendants have breached their fiduciary duties to the Company's shareholders by filing a preliminary proxy statement on July 10, 2007 that omitted material information and/or provided materially misleading information about the proposed transaction. Pursuant to a stipulated schedule ordered by the Court in connection with plaintiffs' application for leave to file a Second Amended Complaint, defendants will have 30 days from its filing to answer or otherwise respond to it.
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

Product Liability Lawsuits As of July 30, 2007, the Company has been served or is aware that it has been named as a defendant in approximately 486 product liability lawsuits pending in various federal and state courts as well as certain other non-U.S. jurisdictions. Of the 486 cases, 203 actions have been filed in U.S. federal courts, 279 cases have been filed in various U.S. state courts and 4 actions have been filed in non-U.S. jurisdictions. These also include 461 individual actions filed on behalf of individuals who claim they suffered personal injury as a result of using a ReNu solution. Initially, 25 lawsuits were filed as putative class actions alleging personal injury as a result of using a ReNu solution and/or violations of one or more state consumer protection statutes. These were consolidated and plaintiffs' consolidated amended complaint asserted only the consumer protection claims. The Company recently moved to dismiss the consolidated class actions and is now awaiting a decision by the U.S. District Court for the District of South Carolina. On August 14, 2006, the Judicial Panel on Multidistrict Litigation (JPML) created a coordinated proceeding and transferred an initial set of MoistureLoc product liability lawsuits to the U.S. District Court for the District of South Carolina. The Company has advised the JPML of all federal cases available for transfer and has urged the issuance of conditional transfer orders. As of July 30, 2007, 183 of the 203 federal cases noted above have been transferred to the JPML.
These cases and claims involve complex legal and factual questions relating to causation, scientific evidence, actual damages and other matters. Litigation of this type is also inherently unpredictable, particularly given that these matters are at an early stage, there are many claimants and many of the claimants seek unspecified damages. Accordingly, it is not possible at this time to predict the outcome of these matters or to reasonably estimate a range of possible loss. At this time, we have not recorded any provisions for potential liability in these matters, except in connection with a small number of claims. While we intend to vigorously defend these matters, we could in future periods incur judgments or enter into settlements that individually or in the aggregate could have a material adverse effect on our results of operations and financial condition in any such period.

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

Material Tax Litigation On May 12, 2006, the Company received a Notice of Final Partnership Administrative Adjustment from the Internal Revenue Service relating to partnership tax periods ended June 4, 1999 and December 25, 1999, for Wilmington Partners L.P. (Wilmington), a partnership formed in 1993 in which the majority of partnership interests are held by certain of the Company's subsidiaries. The Final Partnership Administrative Adjustment (FPAA) proposes adjustments increasing the ordinary income reported by Wilmington for its December 25, 1999 tax year by a total of $10.0, and increasing a long-term capital gain reported by Wilmington for that tax year by $189.9. The FPAA also proposes a $550.0 negative adjustment to Wilmington's basis in a financial asset contributed to it by one of its partners in 1993; this adjustment could also affect the basis of that partner — one of the Company's subsidiaries — in its partnership interest in Wilmington. The asserted adjustments could, if sustained in full, increase the tax liabilities of the partnership's partners for the associated tax periods by more than $200.0, plus penalties and interest. The Company has not made any financial provision for the asserted additional taxes, penalties or interest as the Company believes the asserted adjustments are not probable and estimable.
      Since 1999, the Company's consolidated financial statements have included a deferred tax liability relating to the partnership. As of June 30, 2007 and December 30, 2006, this deferred tax liability equaled $157.5. This deferred tax liability is currently reducing net deferred tax assets for which a valuation allowance exists as of June 30, 2007 and December 30, 2006.
On August 7, 2006, the Company filed a petition with the U.S. Tax Court to challenge the asserted adjustments in the FPAA. The Internal Revenue Service's answer was filed on October 4, 2006. On May 30, 2007, the Tax Court denied the Company's motion to strike portions of the answer. Thereafter, on June 14, 2007, the Company filed its reply.

On July 27, 2007, the Company filed with the Tax Court a Motion for Summary Judgment, asking the court to rule as a matter of law, following the recent Tax Court opinion in Bakersfield Energy Partners, L.P., that the Internal Revenue Service is time-barred from assessing any tax or penalty against the Company for 1998, 1999 or 2000 which is attributable to adjustments to partnership items in the partnership’s tax year ended December 25, 1999 (the 1999-2 Partnership Tax Year). The effect of that motion, if granted, would be to preclude the Internal Revenue Service from assessing any tax, penalties, or interest in those years arising from the additional $10.0 in ordinary income and $189.9 in long-term capital gain, asserted in the FPAA issued to Wilmington for the 1999-2 Partnership Tax Year.
Also, on June 21, 2007, the Company received a Notice of Deficiency from the Internal Revenue Service, asserting against the Company, directly and as a corporate taxpayer, deficiencies in tax for the Company's 1998, 1999, 2000 and 2001 tax years, plus penalties and interest. The proposed deficiencies arise from a $550.0 negative adjustment to the basis of a subsidiary of the Company in a partnership interest in Wilmington that the subsidiary sold in 1999, which has the effect of replacing a long-term capital loss of $347.9 claimed by the Company for 1999 with a long-term capital gain of $139.3. This basis adjustment is related to the negative basis adjustment asserted against Wilmington in the FPAA, which is one of the subjects of the Tax Court Petition described above. The Company has until September 19, 2007 to file a Petition with the Tax Court challenging this Notice of Deficiency, and plans to do so. The Notice of Deficiency raises no new substantive issues and does not alter the Company’s evaluation of the substantive merits of the assertions made by the Internal Revenue Service.
The Company continues to believe that it has numerous substantive and procedural tax law arguments to dispute the adjustments. Tax, penalties and interest cannot be assessed until a Tax Court determination is made, and an assessment, if any, would likely not be made until some time after the end of 2007. While the Company intends to vigorously defend against the asserted adjustments, its failure to succeed in such a defense could significantly increase the liability of the partnership's partners for taxes, plus interest and penalties, which in turn would have a material adverse effect on the Company's financial results and cash flows.

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

12.           Market Withdrawal of MoistureLoc Lens Care Solution

On May 15, 2006, the Company announced a worldwide voluntary recall of its MoistureLoc lens care solution. The decision was made following an investigation into an increase in fungal infections among contact lens wearers in the United States and certain Asian markets. In 2006, the Company incurred charges, primarily in Europe, associated with the MoistureLoc recall for product manufactured and sold in 2006. These charges reduced first quarter and full-year 2006 earnings before income taxes and minority interest by $26.7 and net income by $19.6 or $0.35 per share (based on local statutory rates), of which approximately $19.1 was associated with customer returns and other sales adjustments recorded as a reduction to reported net sales.

13.           Merger Transaction

On May 16, 2007, the Company entered into a definitive merger agreement with affiliates of Warburg Pincus in a transaction valued at approximately $4.5 billion, including approximately $830 of debt. Under the terms of the agreement, Warburg Pincus will acquire all the outstanding shares of the Company's Common stock for $65.00 in cash per share. The transaction is subject to customary closing conditions, including the approval by the Company's shareholders and regulatory approvals. Closing is not subject to any financing condition.
With respect to the pending merger with affiliates of Warburg Pincus, the Company filed an updated preliminary proxy statement with the SEC on August 3, 2007, which contains the latest information concerning the proposed merger available as of the date hereof.

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
Because our products are sold worldwide (with approximately 60 percent of sales derived outside the United States), our reported financial results are impacted by fluctuations in foreign currency exchange rates. At the net sales level, our greatest translation risk exposures are principally to the euro and the Japanese yen. At the earnings level, we are partially hedged to the euro because top-line exposures are offset by euro-denominated expenses resulting from manufacturing, research and sales activities in Europe. In general, we do not use financial instruments to hedge translation risk, other than occasionally for the yen.
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

As more fully described in the Recent Developments section and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 12 — Market Withdrawal of MoistureLoc Lens Care Solution, in May 2006 we instituted a worldwide recall of ReNu with MoistureLoc contact lens care solution (MoistureLoc). Charges associated with this recall were recorded in the third quarter of 2005 and in the first quarter of 2006. In the discussion of operating performance that follows, we have quantified the charges, and in some cases have provided certain information about growth rates and operating ratios prior to the recording of the charges. We believe this additional disclosure is useful and relevant because it provides a basis for understanding underlying business performance independent of this unusual situation.

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
The decision to withdraw the product negatively impacted full-year 2006 financial performance, as further discussed below, and it will likely continue to impact results in 2007. In addition to the charges described above, performance was hampered by the impact of lost MoistureLoc revenues; lower revenues for other lens care products, reflecting market share losses caused by trade and consumer uncertainty; negative collateral impacts on our contact lens and pharmaceuticals categories, primarily in Asia; and higher expenses associated with the recall, legal expenses associated with product liability lawsuits, and increased promotional expense to regain distribution and brand equity in the lens care category. For an additional discussion on the market withdrawal of MoistureLoc, see Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 12 — Market Withdrawal of MoistureLoc Lens Care Solution.

Brazilian Tax Assessment During March 2007, we received formal notification of amnesty by the state government of Sao Paolo as it relates to a Brazilian tax assessment recorded in periods prior to 2007. The reversal of penalties and interest of $19 and $3, respectively, has been reflected in our first-quarter 2007 results. On an after-tax basis, the reversal of the tax assessment and interest increased first-quarter and year-to-date 2007 earnings per share by $0.39.

Merger Agreement with Warburg Pincus LLC (Warburg Pincus) On May 16, 2007, we entered into a definitive merger agreement with affiliates of Warburg Pincus in a transaction valued at approximately $4.5 billion, including approximately $830 of debt. Under the terms of the agreement, Warburg Pincus will acquire all the outstanding shares of our Common stock for $65.00 in cash per share. The transaction is subject to customary closing conditions, including the approval by our shareholders and regulatory approvals. Closing is not subject to any financing condition.
With respect to the pending merger with affiliates of Warburg Pincus, we filed an updated preliminary proxy statement with the SEC on August 3, 2007, which contains the latest information concerning the proposed merger available as of the date hereof. The preliminary proxy statement is available at http://www.sec.gov.

Legal Matters The Company is involved as a party in a number of material matters in litigation, including litigation relating to the proposed merger with affiliates of Warburg Pincus, general litigation related to the February 2007 restatement of the Company's financial information and the previously announced MoistureLoc withdrawal, material intellectual property litigation, and material tax litigation. The Company intends to vigorously defend itself in all of these matters. At this time, the Company is unable to predict the outcome, and cannot reasonably estimate the impact, of any pending litigation, matters concerning allegations of non-compliance with laws or regulations, or matters concerning allegations of other improprieties. The Company has not made any financial provision for potential liability in connection with these matters, except as described below under Product Liability Lawsuits.

Shareholder Securities Class Actions There is a consolidated securities class action, entitled In re Bausch & Lomb Incorporated Securities Litigation, Case Nos. 06-cv-6294 (master file), 06-cv-6295, 06-cv-6296, and 06-cv-6300, pending in Federal District Court for the Western District of New York, Rochester Division, against the Company and certain present and former officers and directors. Initially, four separate shareholder actions were filed between March and May of 2006 in Federal District Court for the Southern District of New York, and these were later transferred to the Western District of New York and consolidated into the above-captioned matter. Plaintiffs in these actions purport to represent a putative class of shareholders who purchased Company stock at allegedly artificially inflated levels between January 27, 2005 and May 3, 2006. Among other things, plaintiffs allege that defendants issued materially false and misleading public statements regarding the Company's financial condition and operations by failing to disclose negative information relating to the Company's Brazilian and Korean subsidiaries, internal controls, and problems with our MoistureLoc multipurpose solution (MoistureLoc), thereby inflating the price of Company stock during the alleged class period. Plaintiffs seek unspecified damages. On July 13, 2007, the Court entered an order appointing a lead plaintiff and lead counsel. On July 19 and 27, 2007, two motions for reconsideration of this order were filed by other plaintiffs; the Court has yet to rule on these motions. Pursuant to a stipulated schedule ordered by the Court, the lead plaintiff must file a consolidated amended complaint by 45 days after entry of the Court's order appointing the lead plaintiff.

Litigation Related to Merger The Company and its directors have been named as defendants in a consolidated purported class action on behalf of the public shareholders of the Company challenging the proposed transaction pursuant to which affiliates of Warburg Pincus will acquire all of the outstanding Company shares for $65.00 per share in cash. Warburg Pincus has also been named as a defendant. Between May and July of 2007, five separate actions were filed in the Supreme Court of the State of New York, Monroe County and in the Supreme Court of the State of New York, New York County. After one of the Monroe County plaintiffs voluntarily dismissed his complaint, and the New York County plaintiff voluntarily dismissed his complaint and re-filed in Monroe County, the four remaining actions were consolidated into In Re Bausch & Lomb Inc. Buyout Litigation, Index No. 07/6384, which is pending in the Supreme Court of the State of New York, Monroe County and supersedes the previously filed actions. On July 23, 2007, plaintiffs in this consolidated action filed a consolidated amended complaint. Among other things, plaintiffs allege that the director defendants have breached their fiduciary duties to the Company's shareholders in pursuing the proposed transaction, including by accepting an unfair and inadequate acquisition price and failing to take appropriate steps to maximize shareholder value in connection with the sale of the Company; plaintiffs also assert a claim against Warburg Pincus for aiding and abetting the directors' alleged breach of fiduciary duties. Plaintiffs seek, among other things, preliminary and permanent injunctive relief against the proposed transaction and unspecified damages. Pursuant to a stipulated schedule ordered by the Court, defendants have until 30 days from service to answer or otherwise respond to the consolidated amended complaint.

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
On May 16, 2007, plaintiffs filed a First Amended Verified Shareholder Derivative and Class Action Complaint (First Amended Complaint) against the current members of the Board of Directors, certain current and former officers, certain former board members, as well as Warburg Pincus, and naming the Company as nominal defendant. In addition to realleging the prior derivative claims, the First Amended Complaint purports to set forth direct claims on behalf of a putative class of the Company's shareholders against the current director defendants alleging that the directors have breached their fiduciary duties to shareholders in connection with entering into the merger agreement with Warburg Pincus pursuant to which affiliates of Warburg Pincus will acquire all of the outstanding shares of our Common stock for $65.00 in cash as announced on May 16, 2007, and a claim against Warburg Pincus for aiding and abetting such breach. With respect to the derivative claims, plaintiffs (i) purport to allege damage to the Company as a result of, among other things, a decrease in the Company's market capitalization, exposure to liability in securities fraud actions, and the costs of internal investigations and financial restatements, and (ii) seek unspecified damages as well as certain declaratory and injunctive relief, including for misappropriation of inside information for personal benefit by certain of the individual defendants. With respect to the direct class claims, plaintiffs (i) purport to allege damage to shareholders as a result of, among other things, the Company having entered into a proposed transaction that is unfair to shareholders, including because the per share price offered is allegedly inadequate and consummation of the proposed transaction risks extinguishing their derivative claims, and (ii) seek injunctive relief against the proposed transaction. On July 24, 2007, plaintiffs filed an unopposed motion for leave to file a Second Amended Complaint; the Court granted leave on August 2, 2007. The proposed Second Amended Complaint contains substantially similar allegations as the First Amended Complaint, except that it adds allegations that the current director defendants have breached their fiduciary duties to the Company's shareholders by filing a preliminary proxy statement on July 10, 2007 that omitted material information and/or provided materially misleading information about the proposed transaction. Pursuant to a stipulated schedule ordered by the Court in connection with plaintiffs' application for leave to file a Second Amended Complaint, defendants will have 30 days from its filing to answer or otherwise respond to it.
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

Product Liability Lawsuits As of July 30, 2007, the Company has been served or is aware that it has been named as a defendant in approximately 486 product liability lawsuits pending in various federal and state courts as well as certain other non-U.S. jurisdictions. Of the 486 cases, 203 actions have been filed in U.S. federal courts, 279 cases have been filed in various U.S. state courts and 4 actions have been filed in non-U.S. jurisdictions. These also include 461 individual actions filed on behalf of individuals who claim they suffered personal injury as a result of using a ReNu solution. Initially, 25 lawsuits were filed as putative class actions alleging personal injury as a result of using a ReNu solution and/or violations of one or more state consumer protection statutes. These were consolidated and plaintiffs' consolidated amended complaint asserted only the consumer protection claims. The Company recently moved to dismiss the consolidated class actions and is now awaiting a decision by the U.S. District Court for the District of South Carolina. On August 14, 2006, the Judicial Panel on Multidistrict Litigation (JPML) created a coordinated proceeding and transferred an initial set of MoistureLoc product liability lawsuits to the U.S. District Court for the District of South Carolina. The Company has advised the JPML of all federal cases available for transfer and has urged the issuance of conditional transfer orders. As of July 30, 2007, 183 of the 203 federal cases noted above have been transferred to the JPML.
These cases and claims involve complex legal and factual questions relating to causation, scientific evidence, actual damages and other matters. Litigation of this type is also inherently unpredictable, particularly given that these matters are at an early stage, there are many claimants and many of the claimants seek unspecified damages. Accordingly, it is not possible at this time to predict the outcome of these matters or to reasonably estimate a range of possible loss. At this time, we have not recorded any provisions for potential liability in these matters, except in connection with a small number of claims. While we intend to vigorously defend these matters, we could in future periods incur judgments or enter into settlements that individually or in the aggregate could have a material adverse effect on our results of operations and financial condition in any such period.

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

Material Tax Litigation  On May 12, 2006, the Company received a Notice of Final Partnership Administrative Adjustment from the Internal Revenue Service relating to partnership tax periods ended June 4, 1999 and December 25, 1999, for Wilmington Partners L.P. (Wilmington), a partnership formed in 1993 in which the majority of partnership interests are held by certain of the Company's subsidiaries. The Final Partnership Administrative Adjustment (FPAA) proposes adjustments increasing the ordinary income reported by Wilmington for its December 25, 1999 tax year by a total of $10, and increasing a long-term capital gain reported by Wilmington for that tax year by $190. The FPAA also proposes a $550 negative adjustment to Wilmington's basis in a financial asset contributed to it by one of its partners in 1993; this adjustment could also affect the basis of that partner — one of the Company's subsidiaries — in its partnership interest in Wilmington. The asserted adjustments could, if sustained in full, increase the tax liabilities of the partnership's partners for the associated tax periods by more than $200, plus penalties and interest. The Company has not made any financial provision for the asserted additional taxes, penalties or interest as the Company believes the asserted adjustments are not probable and estimable.
Since 1999, the Company's consolidated financial statements have included a deferred tax liability relating to the partnership. As of June 30, 2007 and December 30, 2006, this deferred tax liability equaled $158. This deferred tax liability is currently reducing net deferred tax assets for which a valuation allowance exists as of June 30, 2007 and December 30, 2006.
On August 7, 2006, the Company filed a petition with the U.S. Tax Court to challenge the asserted adjustments in the FPAA. The Internal Revenue Service's answer was filed on October 4, 2006. On May 30, 2007, the Tax Court denied the Company's motion to strike portions of the answer. Thereafter, on June 14, 2007, the Company filed its reply.
On July 27, 2007, the Company filed with the Tax Court a Motion for Summary Judgment, asking the court to rule as a matter of law, following the recent Tax Court opinion in Bakersfield Energy Partners, L.P., that the Internal Revenue Service is time-barred from assessing any tax or penalty against the Company for 1998, 1999 or 2000 which is attributable to adjustments to partnership items in the partnership’s tax year ended December 25, 1999 (the 1999-2 Partnership Tax Year). The effect of that motion, if granted, would be to preclude the Internal Revenue Service from assessing any tax, penalties, or interest in those years arising from the additional $10 in ordinary income and $190 in long-term capital gain, asserted in the FPAA issued to Wilmington for the 1999-2 Partnership Tax Year.
Also, on June 21, 2007, the Company received a Notice of Deficiency from the Internal Revenue Service, asserting against the Company directly and as a corporate taxpayer, deficiencies in tax for the Company's 1998, 1999, 2000 and 2001 tax years, plus penalties and interest. The proposed deficiencies arise from a $550 negative adjustment to the basis of a subsidiary of the Company in a partnership interest in Wilmington that the subsidiary sold in 1999, which has the effect of replacing a long-term capital loss of $348 claimed by the Company for 1999 with a long-term capital gain of $139. This basis adjustment is related to the negative basis adjustment asserted against Wilmington in the FPAA, which is one of the subjects of the Tax Court Petition described above. The Company has until September 19, 2007 to file a Petition with the Tax Court challenging this Notice of Deficiency, and plans to do so. The Notice of Deficiency raises no new substantive issues and does not alter the Company’s evaluation of the substantive merits of the assertions made by the Internal Revenue Service.
The Company continues to believe that it has numerous substantive and procedural tax law arguments to dispute the adjustments. Tax, penalties and interest cannot be assessed until a Tax Court determination is made, and an assessment, if any, would likely not be made until some time after the end of 2007. While the Company intends to vigorously defend against the asserted adjustments, its failure to succeed in such a defense could significantly increase the liability of the partnership's partners for taxes, plus interest and penalties, which in turn would have a material adverse effect on the Company's financial results and cash flows.

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

Financial Overview

Net income was $15 or $0.27 per share for the quarter ended June 30, 2007 compared to a net loss of $15 or $0.28 per share for the same quarter in 2006. For the six months ended June 30, 2007, net earnings were $33 or $0.60 per share compared to a net loss of $3 or $0.06 per share for the same six-month period in 2006.

Net Sales by Geographic Region and Business Segment

Geographic Net Sales The following table summarizes second-quarter and year-to-date net sales by geographic region:

	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency	Percent of Total Company Net Sales
Quarter Ended June 30, 2007
Non-U.S.	$412.3	18%	13%	63%
U.S. [1]	237.2	7%	7%	37%
Total Company	$649.5	14%	11%

Quarter Ended July 1, 2006
Non-U.S.	$350.1	(7%)	(7%)	61%
U.S. [1]	221.4	(3%)	(3%)	39%
Total Company	$571.5	(6%)	(6%)

Six Months Ended June 30, 2007
Non-U.S.	$777.4	15%	9%	63%
U.S. [1]	451.0	2%	2%	37%
Total Company	$1,228.4	10%	6%

Six Months Ended July 1, 2006
Non-U.S. [2]	$674.9	(6%)	(3%)	60%
U.S. [1]	442.6	1%	1%	40%
Total Company	$1,117.5	(4%)	(2%)

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

Business Segment Net Sales Our business segments are the Americas region; the Europe, Middle East and Africa region (Europe); the Asia region; the Research & Development organization; and the Global Operations & Engineering organization. In each geographic segment, we market products in five categories: contact lens, lens care, pharmaceuticals, cataract/vitreoretinal, and refractive. The contact lens category includes traditional, planned replacement disposable, daily disposable, multifocal, and toric soft lenses and rigid gas permeable (RGP) lenses and materials. The lens care category includes multi-purpose solutions, cleaning and conditioning solutions for RGP lenses, re-wetting drops and saline solutions. The pharmaceuticals category includes generic and proprietary prescription ophthalmic drugs, ocular vitamins and over-the-counter medications. The cataract/vitreoretinal category includes intraocular lenses (IOLs), phacoemulsification equipment and related disposable products, hand-held surgical instruments and viscoelastics and other products used in cataract and vitreoretinal surgery. The refractive category includes lasers, microkeratomes, diagnostic equipment and other products and equipment used in refractive surgery. There are no transfers of products between product categories.

The following table summarizes second-quarter and year-to-date net sales by business segment:

	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency
Quarter Ended June 30, 2007
Americas	$272.8	9%	8%
Europe	252.2	16%	9%
Asia	124.5	19%	19%
Total Company	$649.5	14%	11%

Quarter Ended July 1, 2006
Americas	$250.2	(2%)	(3%)
Europe	217.0	(4%)	(4%)
Asia	104.3	(16%)	(14%)
Total Company	$571.5	(6%)	(6%)

Six Months Ended June 30, 2007
Americas	$514.9	3%	3%
Europe	482.3	20%	11%
Asia	231.2	7%	6%
Total Company	$1,228.4	10%	6%

Six Months Ended July 1, 2006 [1]
Americas	$497.7	1%	-%
Europe	403.4	(9%)	(5%)
Asia	216.4	(4%)	-%
Total Company	$1,117.5	(4%)	(2%)

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

Consolidated second-quarter net sales increased 14 percent compared to 2006, or 11 percent on a constant-currency basis, with gains in all geographic regions. For the first six months of 2007, net sales were up 10 percent on a reported basis and 6 percent in constant currency. Year-to-date 2006 sales were reduced by $19 in provisions for customer returns and rebates associated with the voluntary recall of MoistureLoc contact lens solution. Excluding these items, consolidated year-to-date net sales grew 8 percent, or 5 percent in constant currency.

•
Second-quarter Americas segment net sales increased 9 percent from 2006, or 8 percent in constant currency, with gains in each of our product categories except for refractive surgery. On a year-to-date basis, Americas segment net sales increased 3 percent from the same period in 2006. Prior-year figures included approximately $1 in sales return and consumer rebate provisions associated with the MoistureLoc recall. Sales growth reflected higher sales of pharmaceuticals, contact lenses and cataract/vitreoretinal surgery products and lower sales in the lens care and refractive surgery categories.

•
Europe segment net sales increased 16 percent in the second quarter, and 9 percent in constant currency, with gains in all product categories. On a year-to-date basis, Europe segment net sales grew 20 percent, or 11 percent in constant currency. Prior-year results included $18 in sales return and consumer rebate provisions associated with the MoistureLoc recall. Excluding those provisions, Europe segment sales grew 14 percent, or 6 percent in constant currency, in the first six months of 2007. Those trends reflected higher sales of contact lenses, pharmaceuticals and surgical products and lower sales of lens care products.

•
Second-quarter Asia segment net sales increased 19 percent from 2006, with constant-currency gains in all product categories except for refractive and cataract/vitreoretinal surgery. For the year-to-date period, sales increased 7 percent and were up 6 percent on a constant-currency basis. The prior-year figures included approximately $1 in sales return and consumer rebate provisions associated with the MoistureLoc recall. Excluding those items, year-to-date Asia segment sales increased 7 percent, or 5 percent in constant currency, reflecting similar trends as the quarter-to-date period.

A more detailed discussion of net sales trends by geographic region follows.

Americas

The following table summarizes percentage net sales increases for the Americas region by product category:

	Quarter Ended June 30, 2007		Six Months Ended June 30, 2007
	Percent Increase (Decrease)		Percent Increase (Decrease)
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	8%	8%	8%	7%
Lens Care [1]	4%	3%	(11%)	(11%)
Pharmaceuticals	17%	17%	13%	13%
Cataract/Vitreoretinal	7%	6%	4%	3%
Refractive	-%	(1%)	(2%)	(2%)
Total Americas	9%	8%	3%	3%

[1]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 12 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced year-to-date Americas region net sales by $0.6.

•
Contact lens category growth for both the quarter and year-to-date periods was due to advances in sales of single vision spherical (SVS) products, led by the PureVision brand of silicone hydrogel lenses, combined with overall higher sales of both toric and multifocal contact lenses. As expected, sales of our SofLens brands of disposable, traditional hydrogel contact lenses declined, reflecting market shifts to silicone hydrogel platforms.

•
Second-quarter and year-to-date 2007 lens care sales were in line with our expectations. For the quarter, overall higher sales reflect lower coupon and rebate activity (reported as an offset to gross sales), because we issued refund coupons and conversion incentives during last year’s MoistureLoc recall. In addition, our Boston lines of lens care products for RGP contact lenses rose about 5 percent, reflecting market share gains and a price increase in the United States earlier in the year. Sales of multipurpose solutions declined as compared to the year ago period, due to the lack of MoistureLoc revenues in the current year, combined with market share losses for our other lines of multipurpose solutions following the recall. Comparisons were also impacted by customer restocking orders in May and June of 2006 for non-MoistureLoc products following the recall. We estimate that as of the end of the second quarter of 2007, our unit share of the U.S. market for multipurpose solutions increased to just over 20 percent, compared to about 18 percent at the end of 2006. For the year-to-date period, declines in 2007 mainly reflected the lack of MoistureLoc revenues and market share losses following the recall.

•
In the pharmaceuticals category, Americas region sales of Alrex, Zylet and Lotemax ophthalmic drops containing loteprednol etabonate each grew strongly in the second quarter, benefiting from increased sales force efforts combined with increased visibility among eye care practitioners for Lotemax as an adjunct therapy for treating ocular surface inflammation associated with dry eye. Our lines of ocular vitamins posted gains of more than 10 percent, led by the PreserVision brand. Also contributing to overall growth were higher sales of Retisert drug delivery implants and general eye care products, especially the recently launched Alaway product for relieving eye itch associated with allergies. Sales trends also reflected lower revenues from certain generic non-ophthalmic products as compared to the year-ago period. Year-to-date trends were due to similar factors.

•
Higher sales of cataract/vitreoretinal products in the second quarter of 2007 were mainly due to gains of about 25 percent for our lines of IOLs, reflecting continued positive response to our premium-priced SofPort Advanced Optics and SofPort Advanced Optics with Violet Shield Technology IOLs. Sales of phacoemulsification products declined about 5 percent from the prior year, as customers anticipate availability of our new Stellaris platform later in 2007.

•
Refractive category performance in the second quarter and year-to-date period reflects higher revenues from the sale of lasers and equipment upgrades and increased service revenue. Revenues from microkeratome blades and per-procedure cards declined from the year-ago period, largely reflecting the loss of a large U.S. customer contract late in 2006 and, in the case of blades, to overall market shifts toward surface ablations and femtosecond flap creation.

Europe

The following table summarizes percentage net sales increases for the Europe region by product category:

	Quarter Ended June 30, 2007		Six Months Ended June 30, 2007
	Percent Increase		Percent Increase
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	13%	6%	15%	7%
Lens Care [1]	11%	4%	45%	37%
Pharmaceuticals	24%	16%	22%	13%
Cataract/Vitreoretinal	13%	7%	11%	3%
Refractive	8%	2%	15%	7%
Total Europe	16%	9%	20%	11%

[1]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 12 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced year-to-date Europe region net sales by $18.0.

•
Contact lens sales increases are primarily attributable to higher sales of PureVision silicone hydrogel products. These gains outpaced declines for traditional hydrogel products (as the market transitions to silicone hydrogel materials) and certain other contact lenses we are discontinuing. Sales of daily disposable contact lenses declined nearly 10 percent from the prior year quarter. We completed the launch of our new SofLens Daily Disposable lenses in the region in the second quarter, and continue to believe the introduction of a new packaging configuration and focused promotional activities should help to reverse these sales trends in the second half of 2007.

•
Lens care sales growth in the second quarter was mainly due to higher sales of ReNu branded multipurpose solutions. Reported year-to-date lens care sales growth reflects the impact of sales returns and other sales adjustments associated with the MoistureLoc recall that were recorded in the first quarter of 2006. Excluding those items, European lens care sales were down 1 percent on a reported basis and 8 percent in constant currency, due to lost MoistureLoc sales and market share declines for our lines of soft contact lens solutions following the recall.

•
Constant-currency European pharmaceuticals sales growth in the second quarter of 2007 was mainly attributable to higher sales across our ophthalmic product lines, especially related to products for treating dry eye and inflammation, combined with higher sales of ocular vitamins. For the year-to-date period, higher sales of allergy products were also a contributing factor.

•
Constant-currency sales gains in the cataract/vitreoretinal category for both the quarter and year-to-date periods were mainly due to our lines of IOLs and disposable products. IOL sales growth of about 10 percent in the quarter and first six months of the year reflected continued market acceptance of our Akreos acrylic IOLs, including the micro incision model which is in its first full year of distribution.

•
Second-quarter 2007 refractive surgery sales growth in Europe was mainly due to increased sales of per-procedure cards and service revenues. For the year-to-date period, growth reflected higher sales of per-procedure cards, capital equipment and upgrades and microkeratome blades.

Asia

The following table summarizes percentage net sales increases for the Asia region by product category:

	Quarter Ended June 30, 2007		Six Months Ended June 30, 2007
	Percent Increase (Decrease)		Percent Increase (Decrease)
	Actual Dollars	Constant Currency	Actual Dollars	Constant Currency
Contact Lens	8%	10%	2%	2%
Lens Care [1]	36%	36%	29%	29%
Pharmaceuticals	82%	75%	13%	8%
Cataract/Vitreoretinal	-%	(5%)	-%	(4%)
Refractive	(23%)	(26%)	(21%)	(24%)
Total Asia	19%	19%	7%	6%

[1]
2006 amounts reflect the impact of the voluntary recall of MoistureLoc discussed in Recent Developments above and in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q under Note 12 — Market Withdrawal of MoistureLoc Lens Care Solution. Provisions for sales returns and consumer rebates associated with the recall reduced year-to-date Asia region net sales by $0.5.

•
Second-quarter 2007 contact lens sales growth in Asia was largely due to advances in China, where sales more than doubled from depressed levels of a year ago caused by collateral impacts from the MoistureLoc recall. Gains were also noted in Japan, where revenues increased close to 10 percent in constant currency. Late in the quarter we began shipping PureVision SVS and PureVision Toric silicone hydrogel contact lenses to customers in Japan following regulatory approval of these products earlier in the year. On a year-to-date basis, Asia region contact lens sales in markets outside of Japan grew more than five percent.  Japanese contact lens sales declined over this period, reflecting the impact of a change in accounting methodology for sales to two large Japanese distributors. As previously discussed in our Form 10-Q for the first quarter of 2007, in the first and second quarters of 2006, shipments to these distributors were accounted for as consignment sales, and we recorded revenue as the distributor sold product to their customers. Due to reductions in the amount of inventory carried by these distributors throughout 2006, and in accordance with our revenue recognition policy, starting in the fourth quarter of 2006 we began recording revenues upon shipment to the distributors. Sell-through of product by the distributors in the first six months of 2006 exceeded shipments to them in the first six months of 2007.

•
Lens care sales growth continued to gain momentum in the second quarter, as our business continues to recover following the MoistureLoc recall. While higher sales were reported in every market in the region, gains were especially strong in China, where we estimate our market share increased to 30 percent by the end of the second quarter – about 10 share points lower than our share prior to the recall, but up from levels of the prior year and quarter. Current-year sales also benefited from our return to the market in both Hong Kong and Malaysia, where we had withdrawn our ReNu branded products in 2006.

•
Second-quarter 2007 pharmaceuticals sales increases in Asia reflect a comparison to prior year sales which were depressed due to the collateral effects of the MoistureLoc recall and the timing of finalizing annual contracts with distributors and retail accounts in China. For the year-to-date period, sales growth was due to higher sales of dry eye and allergy products in China, combined with gains for our lines of ocular vitamins in other markets in the region. In the second half of 2006 we adopted a distributor model for certain non-ophthalmic products formerly sold directly through our Chinese sales force. As a result, sales declined for those lines of products in both the quarter and year-to-date periods.

•
In the cataract/vitreoretinal category, sales of IOLs increased more than 10 percent on a constant-currency basis in the second quarter as we introduced the Akreos brand of acrylic IOLs in additional markets. Overall sales declines in the category reflect lower sales of phacoemulsification products due to fewer equipment placements as customers await the availability of our new Stellaris platform later in 2007. Year-to-date performance in this product category was due to similar trends.

•	Refractive category sales declined in Asia for both the quarter and year-to-date periods. The impact of lower equipment sales was partially mitigated by higher service revenues.

Net Sales by Product Category

The following table presents total Company net sales by product categories for the second quarter and first six months of 2007 and 2006:

	Net Sales	Percent Increase (Decrease) Actual Dollars	Percent Increase (Decrease) Constant Currency
Quarter Ended June 30, 2007
Contact Lens	$192.6	10%	8%
Lens Care	116.0	12%	10%
Pharmaceuticals	202.9	25%	21%
Cataract/Vitreoretinal	105.8	9%	5%
Refractive	32.2	(2%)	(5%)
Total	$649.5	14%	11%

Quarter Ended July 1, 2006
Contact Lens	$175.4	(6%)	(5%)
Lens Care	104.0	(25%)	(25%)
Pharmaceuticals	162.1	9%	9%
Cataract/Vitreoretinal	97.3	2%	2%
Refractive	32.7	(13%)	(14%)
Total	$571.5	(6%)	(6%)

Six Months Ended June 30, 2007
Contact Lens	$378.3	8%	6%
Lens Care	213.6	8%	6%
Pharmaceuticals	371.1	17%	12%
Cataract/Vitreoretinal	201.0	6%	2%
Refractive	64.4	-%	(3%)
Total	$1,228.4	10%	6%

Six Months Ended July 1, 2006 [1]
Contact Lens	$349.1	(2%)	1%
Lens Care	198.4	(26%)	(25%)
Pharmaceuticals	316.6	13%	16%
Cataract/Vitreoretinal	188.9	2%	4%
Refractive	64.5	(10%)	(10%)
Total	$1,117.5	(4%)	(2%)

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

•
Contact lens sales growth was mainly due to higher sales of PureVision silicone hydrogel contact lenses (which led to overall higher sales of toric and multifocal products) combined with increased sales of our SofLens lines in China where depressed levels of a year ago had resulted from negative collateral impacts from the MoistureLoc recall.

•
Second-quarter lens care sales increased 10 percent on a constant-currency basis, with gains for both the ReNu and Boston brands. Sales gains in the first six months of 2007 mainly reflect the impact of $19 of provisions associated with the MoistureLoc recall that reduced prior-year figures. Excluding those provisions, lens care sales declined 2 percent on a reported basis and 4 percent in constant currency in the first half of 2007, reflecting lost MoistureLoc sales and lower market share for our lines of multipurpose solutions following the recall.

•
In the pharmaceuticals category, sales growth was attributable to our lines of allergy, dry eye, anti-inflammatory, anti-infective and combination products and ocular vitamins. Those gains outpaced declines in revenues from certain non-ophthalmic medications.

•
Cataract/vitreoretinal product category sales gains in the second quarter of 2007 were mainly due to higher sales of IOLs, which grew about 15 percent on a constant-currency basis. IOL sales were up about 10 percent for the first six months of 2007, while sales of phacoemulsification products declined, as customers await the availability of our new Stellaris platform.

•
For both the quarter and year-to-date periods, constant-currency refractive category sales trends reflected lower sales of per-procedure cards, microkeratome blades, lasers and other equipment, and higher service fee revenues.

Costs and Expenses and Operating Earnings

The following table shows operating costs and expenses as a percentage of sales for the second quarter and six months ended June 30, 2007 and July 1, 2006:

	Second Quarter Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Cost of products sold	42.1%	43.7%	42.4%	43.7%
Selling, administrative and general	43.2%	44.8%	41.6%	43.6%
Research and development	8.5%	8.7%	8.6%	8.4%

Cost of products sold was $273 and $250 in the second quarters of 2007 and 2006, respectively, and $521 and $489 for the respective year-to-date periods. The lower cost of products sold to sales ratio in the second quarter of 2007 reflected sales mix shifts toward higher margin newer products and higher lens care sales than the prior year. For the year-to-date 2006 period, $5 in costs associated with the MoistureLoc recall in 2006 were also a contributing factor. Excluding those costs, the ratio of cost of products sold to sales for the first six months of 2006 was 42.6 percent. Compared to this adjusted amount, the year-to-date 2007 cost of products sold to sales ratio was essentially flat with the prior year, as favorable sales mix was essentially offset by increased freight and distribution costs in Europe due in part to the launch of new products. Changes in foreign currency exchange rates had a slightly negative impact on the cost of products sold to sales ratio in both the quarter and on a year-to-date basis.
Selling, administrative and general expenses (SGA) totaled $280 in the second quarter of 2007, compared to $256 in 2006. The increase reflected higher legal fees associated with the product liability lawsuits described in Legal Matters above; higher mark-to-market expense related to deferred compensation and stock plans; professional fees incurred in connection with the proposed Warburg Pincus merger; and higher incentive compensation expense based on operating performance improvement compared to 2006. In addition to professional fees already incurred in connection with the proposed Warburg Pincus merger, we have relationships with certain of our advisors performing services in connection with the merger that will result in contingent fees due upon successful completion of a merger transaction. For the year-to-date period, SGA spending was $511 in 2007 and $487 in 2006, with the 2007 amount benefiting from a $19 reversal of general administrative expenses to reflect the amnesty on the Brazilian tax assessment described in Recent Developments above. In addition to the factors described above for the second quarter, higher spending in the current period also reflected increased expense associated with executive post-retirement benefit programs, which had benefited in 2006 from the receipt of proceeds under a life insurance policy following the death of a former officer. The insurance policy was used as a funding vehicle for the plan, and the proceeds were recorded as an offset to expense.
Research & development expenses totaled $55 in the 2007 second quarter, compared to $50 in 2006. On a year-to-date basis, R&D expense totaled $105 in 2007 and $94 in 2006.
As a result of the above factors, operating earnings for the second quarter of 2007 were $41 and represented 6.3 percent of sales, versus $16 and 2.8 percent of sales in 2006. For the first six months of the year, operating earnings were $91 or 7.4 percent of sales in 2007 compared to $49 or 4.3 percent of sales in 2006.

Non-Operating Income and Expense

Other Income and Expense Interest and investment income was $10 in the second quarter of 2007 and $7 in 2006, mainly due to higher mark-to-market income on deferred compensation investments. Interest and investment income was $19 in the first six months of 2007 compared to $15 in 2006. The increase reflected higher mark-to-market income on deferred compensation assets and gains from the sale of certain equity investments, partially offset by reduced income on lower average investment balances in the current year.
Interest expense was $15 in the second quarter of 2007 and $18 in 2006. The decline from the prior year was mainly due to lower waiver and consent fees associated with our bank and public debt issuances and to retirement of debt in the second quarter of 2006. Year-to-date interest expense was $31 in 2007 and $34 in 2006. The decline from the prior year reflects the first-quarter 2007 reversal of recorded interest obligations associated with the Brazilian tax amnesty described in Recent Developments above, lower interest expense as a result of the previously mentioned 2006 debt retirement, the absence of tender offer fees in 2007, all partially offset by higher 2007 waiver and consent fees associated with our bank and public debt issuances and higher average rates on floating-rate debt in 2007 than 2006.
Net foreign currency losses relate to our ongoing foreign exchange hedging programs and totaled $1 in the second quarter of 2007 and $2 in 2006. On a year-to-date basis, net foreign currency losses were $2 in 2007 and $3 in 2006.

Income Taxes For the second quarter of 2007, the Company recorded a provision of $18 on pre-tax income of $35, representing an effective rate of 52.3 percent. The difference of $6 between the recorded provision of $18 and the provision of $12 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit and tax charges related to the remeasurement of deferred taxes due to changes in statutory tax rates. The unfavorable impact of these items was partially offset by tax benefits that were recorded with respect to changes to tax liabilities related to uncertain tax positions and the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions.
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
For the first six months of 2007, the Company recorded a provision of $41 on pre-tax income of $77, representing an effective rate of 53.8 percent. The difference of $14 between the recorded provision of $41 and the provision of $27 that would result from applying the U.S. Federal statutory rate of 35 percent is primarily attributable to losses generated within the United States for which the Company did not record a corresponding tax benefit and tax charges related to the remeasurement of deferred taxes due to changes in statutory tax rates. The unfavorable impact of these items was partially offset by tax benefits that were recorded with respect to changes to tax liabilities related to uncertain tax positions, the geographic mix of income before taxes from operations outside the United States and the related tax rates in those jurisdictions, and the reversal of non-deductible penalties and interest of $19 and $3 respectively, related to a Brazilian tax assessment recorded in periods prior to 2007.
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
Our effective tax rate is based on non-recurring events as well as recurring factors including the geographic mix of income before taxes and the related tax rates in those jurisdictions. Our effective tax rate may change based on discrete or other non-recurring events that may not be predicted. Including discrete items, we anticipate that our effective tax rate for the remainder of the year will approximate 33 percent and that our full year 2007 tax rate will approximate 40 percent.

As more fully described in Note 10 — Provision for Income Taxes to the consolidated financial statements in the 2006 Form 10-K, the Company maintains a valuation allowance against its U.S. net deferred tax assets and this continues to be the case at June 30, 2007. We will continue to maintain the valuation allowance until an appropriate level of U.S. profitability is sustained or we are able to develop prudent and feasible tax planning strategies that enable us to conclude that it is more likely than not that our U.S. deferred tax assets are realizable. Until then, we will not record tax benefits on losses generated in the United States.
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective January 1, 2007. Upon adoption of FIN 48, the Company recorded $18.2 as a cumulative effect adjustment to shareholders’ equity, largely related to state income tax matters and partially offset by federal matters considered to be effectively settled. Refer to Note 3 — Provision for Income Taxes to the consolidated financial statements for additional information.

Liquidity and Financial Resources

Cash and cash equivalents totaled $548 at the end of the second quarter of 2007, compared to $489 in the second quarter of 2006 and $500 at the end of 2006.

Cash Flows from Operating Activities We generated cash of $71 from operating activities in the first six months of 2007. Positive earnings (adjusted for non-cash items) were somewhat offset by payments for taxes and interest, combined with higher accounts receivable and inventories. The Statements of Cash Flows reflect a non-cash reclassification between income taxes payable and long-term liabilities of $100 made in connection with the adoption of FIN 48 in the first quarter of 2007 (see additional discussion in Note 3 — Provision for Income Taxes). Operating activities provided $26 of cash through the first six months of 2006. Positive earnings (adjusted for non-cash items) and lower accounts receivable were somewhat offset by cash payments for taxes and interest and higher inventories associated with new product launches. Average days sales outstanding improved to 66 days in the second quarter of 2007 compared with 69 days in the second quarter of 2006. Average inventory months on hand were 4.8 in the second quarter of 2007, compared to 5.7 in the second quarter of 2006.

Cash Flows from Investing Activities We used $48 for investing activities in the first six months of 2007, mainly reflecting capital spending of $30 (largely for new lines of automated equipment for the manufacture of one-day contact lenses and expenditures associated with the development of new contact lens technologies) and $18 associated with an equity investment in and option to purchase AcuFocus, Inc., a privately-held company. We used $102 for investing activities through the first six months of 2006, principally related to the acquisition of businesses and capital expenditures. Capital spending of $67 mainly reflected the installation of additional contact lens manufacturing equipment and the ongoing expansion of our U.S. R&D facility. Acquisition-related cash outflows totaled $34 and were primarily associated with the final payment for Freda and the purchase of certain intellectual property rights in the cataract product category.

Cash Flows from Financing Activities We generated $23 from financing activities in the first six months of 2007. Cash inflows of $43 related to the exercise of stock options. Major outflows included $14 to pay dividends and $4 to purchase shares of our Common stock under our ongoing share repurchase authorization, stock compensation plans and deferred compensation plans. Shares repurchased pursuant to the Company's authorized purchase programs were 20,331 shares at an average price of $55.79 through private transactions with the rabbi trust for our deferred compensation plan. We used $160 for financing activities in the first six months of 2006. Outflows mainly represented $116 to retire debt following our May tender offer, the $27 repayment of borrowings against a line of credit that had been used to finance the Freda acquisition, and $14 to pay dividends. We also used $2 to purchase shares of our Common stock under our ongoing share repurchase authorization, stock compensation plans and deferred compensation plans. Shares repurchased in 2006 pursuant to our authorized purchase programs were 18,601 shares at an average price of $60.53 per share.

Sources of Liquidity Our total long-term borrowings, including current portion, totaled $830 at the end of the second quarter of 2007, compared to $833 at the end of 2006 and $849 in the year-ago quarter. The decline from the year-ago period primarily reflects the retirement of $18 of long-term borrowings in October of 2006. The ratio of total debt to capital was 36.1 percent as of June 30, 2007, compared to 37.4 percent at year-end 2006 and 38.7 percent as of July 1, 2006.

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

Credit Facilities We currently have in place a five-year, $400 syndicated revolving credit facility expiring in July 2010. The terms of the facility include our option to increase the limit to $550 at any time during the five-year term. The interest rate under the agreement is based on our credit rating and, at our option, LIBOR or the base rate of one of the lending banks. The credit facility includes financial covenants requiring us to maintain certain EBITDA to interest and debt ratios. In the event a violation of the financial covenants occurs, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied. In November 2005, and subsequently in February, May, August and December 2006 and January 2007, we obtained waivers from our banks of any breach of representation or covenant under the revolving credit agreement related to, or any default associated with, the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50 in aggregate. The waivers also extended the deadline to file our required annual financial statements for 2005 (including restatements for certain prior periods) and 2006 until April 30, 2007. Delivery of all financial statements for 2006 required by our financial reporting obligations under the revolving credit facility was satisfied by the filing of our 2006 Form 10-K and delivery of all required financial statements for 2005 was satisfied when we filed our 2005 Form 10-K. The impact of the Brazil and Korea investigations did not exceed $50 in aggregate. In April 2007, we obtained amendments from our banks to modify the financial covenants for the fourth quarter of 2006, amending the debt covenants to ensure there were no breaches of our financial covenants under the revolving credit agreement. On May 25, 2007, we obtained waivers from our banks with respect to any default that could arise under the revolving credit agreement in connection with entering into the definitive merger agreement with affiliates of Warburg Pincus (see Recent Developments, Merger Agreement with Warburg Pincus LLC). As reported in our Notification of Late Filing on Form 12b-25 on May 10, 2007, we were unable to timely file our Quarterly Report on Form 10-Q for the first quarter of 2007. There were no violations of our financial covenants during the quarter ended June 30, 2007. We had no outstanding borrowings under syndicated revolving credit agreements as of June 30, 2007 or December 30, 2006.
A number of subsidiary companies outside the United States have credit facilities to meet their liquidity requirements. There were no outstanding borrowings under these non-U.S. credit facilities as of June 30, 2007 or December 30, 2006.

Bank Term Loans In November 2005, our Dutch subsidiary entered into a $375 term loan (BV Term Loan). The facility involves a syndicate of banks and is guaranteed by us. The December 2005 borrowing under the BV Term Loan was a component of our efforts to repatriate foreign earnings from non-U.S. legal entities under the provisions of the AJCA (see Note 10 — Provision for Income Taxes of our 2006 Form 10-K for further discussion of the AJCA). Borrowings under the BV Term Loan totaled $375 at June 30, 2007 and December 30, 2006, and are due in December 2010, unless otherwise extended under the terms of the agreement. The interest rate is based on six-month LIBOR plus a credit spread, and is reset on a semiannual basis. The initial interest rate was 5.0 percent. On June 7, 2007 the interest rate was reset to 5.99 percent. The BV Term Loan includes covenants which require us to maintain certain EBITDA to interest and debt ratios. In February, May, August and December 2006, and again in January 2007, we obtained waivers from our banks of any breach of representation or covenant under the term loan agreement related to, or any default associated with, the events related to the Brazil and Korea investigations, or from the impact of such events to the extent that they did not result in reductions in after-tax profits of more than $50 in aggregate. The waivers also extended the deadline to file annual financial statements for 2005 (including restatements for certain prior periods) and 2006 until April 30, 2007. Delivery of all required financial statements for 2006 required by our financial reporting obligations under the term loan facility was satisfied by the filing of the 2006 Form 10-K and delivery of all required financial statements for 2005 was satisfied when we filed our 2005 Form 10-K. The impact of the Brazil and Korea investigations did not exceed $50 in aggregate. In April 2007, we obtained amendments from our banks to modify the financial covenants for the fourth quarter of 2006, amending the debt covenants to ensure there were no breaches of our financial covenants under the BV Term Loan during the fiscal year ended December 30, 2006.
On May 25, 2007, we obtained waivers from our banks with respect to any default that could arise under the BV Term Loan in connection with entering into the definitive merger agreement with affiliates of Warburg Pincus (see Recent Developments, Merger Agreement with Warburg Pincus LLC).

There were no violations of our financial covenants during the quarter ended June 30, 2007.
In July 2005, we agreed to guarantee, on behalf of our Japanese subsidiary, a variable-rate bank term loan facility denominated in Japanese yen, in an amount then approximately equivalent to $50. This term loan was also established in connection with the repatriation of foreign earnings under the provisions of the AJCA. The facility will mature in July 2010. The outstanding borrowings under this Japanese term loan were approximately $45 at June 30, 2007 and $47 at December 30, 2006. The Japanese term loan covenants require our subsidiary to submit its statutory financial statements to the lenders once a year and to maintain a positive balance of net assets. There were no covenant violations under the Japanese term loan during the quarter ended June 30, 2007 or the year ended December 30, 2006.

Capital Markets Offerings We are required to file periodic financial reports with the SEC to comply with certain covenants in our public debt indenture. As a result of our inability to file timely our Annual Reports on Form 10-K for 2005 and 2006, and our quarterly financial statements for third quarter of 2005 and all quarters of 2006, we sought waivers from holders of our outstanding debt. In September 2006, and subsequently in January 2007 we announced a solicitation of consents with respect to all series of outstanding debt securities and outstanding convertible debt. The solicitations sought, for a fee, permission from the holders for amendments to the indenture applicable to each series of notes that would, among other things, extend our deadline to file periodic reports with the SEC and to deliver compliance certificates to the Trustee under each indenture. The last of those consents extended the deadline to file required, delayed annual reports until April 30, 2007. We received the requisite number of consents for all series of outstanding debt securities and outstanding convertible debt. Delivery of all required financial statements for 2005 and 2006 were satisfied by the filing of our 2005 and 2006 Annual Reports on Form 10-K.
We were unable to file our first quarter 2007 10-Q by May 25, 2007 (which, under the public debt indenture, represented the expiration of a 15 day grace period after the date the report was required to be filed with the SEC). After May 25, 2007, the trustee or the holders of 10 percent of the principal amount of any series of the debt outstanding could have given us notice of “default”. If notice had been received, we would have had 60 days to file the report or obtain the additional waivers from holders of our outstanding debt.
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
Unless the Company has timely filed its periodic reports and financial statements for the 12-month period immediately preceding the filing, we could be limited from using certain forms of registering our securities with the SEC for offer and sale. This may preclude us from raising debt or equity financing in the public markets.

Working Capital Working capital was $706 and $638 at the end of the second quarters of 2007 and 2006, respectively. At year-end 2006, working capital was $530. The current ratio was 1.9 at the end of the second quarter of 2007, 1.8 at the end of the second quarter of 2006, and 1.6 at year-end 2006.

Other Financial Data

Dividends Our Board of Directors declared dividends of $0.13 per share on our Common stock in the first and second quarters of both 2007 and 2006.

Return on Equity Return on average shareholders' equity was positive 3.7 percent in the twelve months ended June 30, 2007 and negative 4.1 percent for the twelve months ended July 1, 2006.

Off-Balance Sheet Arrangements and Contractual Obligations

In the 2006 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At June 30, 2007, there have been no material changes to off-balance sheet arrangements or contractual obligations outside the ordinary course of business.

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
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect, if any, on its financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

Information Concerning Forward-Looking Statements Forward-looking statements include statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. When used in this discussion, the words “anticipate”, “appears”, “foresee”, “should”, “expect”, “estimate”, “project”, “will”, “are likely” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future Company performance, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions and in many cases those with a material impact, have, in many but not all cases, been identified in connection with specific forward-looking statements. Forward-looking statements are subject to risks and uncertainties including, without limitation: the inability of the Company to achieve the various marketing and selling objectives described above or to manage expenses; the ability to successfully return the Company’s lens care products to certain markets; changes in the competitive landscape; the ability to recoup lost market share; general global and local economic, political and sociological conditions including, without limitation, periods of localized disease outbreak and the effect on economic, commercial, social and political systems caused by natural disasters (such as, without limitation, earthquakes, hurricanes/typhoons, tornadoes and tsunamis); changes in such conditions; the impact of competition, seasonality and general economic conditions in the global lens and lens care, ophthalmic cataract and refractive and pharmaceutical markets where the Company’s businesses compete; effects of war or terrorism; changing currency exchange rates; the general political climate existing between and within countries throughout the world; events affecting the ability of the Company to timely deliver its products to customers, including those which affect the Company’s carriers’ ability to perform delivery services; changes in market acceptance of products offered by the Company or the industry due to recalls or other regulatory actions; changing trends in practitioner and consumer preferences and tastes; changes in technology; medical developments relating to the use of the Company’s products; competitive conditions, including entries into lines of business of the Company by new or existing competitors, some of whom may possess resources equal to or greater than those of the Company; the impact of product performance or failure on other products and business lines of the Company; success of the Company's compliance initiatives to detect and prevent violations of law or regulations; the results of pending or future investigations by the Company of alleged failure of the Company to comply with applicable laws or regulations; legal proceedings initiated by or against the Company, including those related to securities and corporate governance matters, products and product liability, tax matters, commercial transactions, patents and other intellectual property, whether in the United States or elsewhere throughout the world; the impact of Company performance on its financing costs; enactment of new legislation or regulations or changes in application or interpretation of existing legislation or regulations that affect the Company; changes in government regulation of the Company’s products and operations; the Company's compliance with, and changes in governmental laws and regulations relating to the import and export of products; government pricing changes and initiatives with respect to healthcare products in the United States and throughout the world; changes in private and regulatory schemes providing for the reimbursement of patient medical expenses; changes in the Company’s credit ratings or the cost of access to sources of liquidity; the Company’s ability to maintain positive relationships with third-party financing resources; the financial well-being and commercial success of key customers, development partners and suppliers; changes in the availability of and other aspects surrounding the supply of raw materials used in the manufacture of the Company’s products; changes in tax rates or policies or in rates of inflation; the uncertainty surrounding the future realization of deferred tax assets; changes in accounting principles and the application of such principles to the Company; the performance by third parties upon whom the Company relies for the provision of goods or services; the ability of the Company to successfully execute marketing strategies; the ability of the Company to secure and maintain intellectual property protections, including patent rights, with respect to key technologies in the United States and throughout the world; the ability of the Company to secure and maintain copyright protections relative to its customer-valued names, trademarks, trade names and other designations in the United States and throughout the world; investment in research and development; difficulties or delays in the development, laboratory and clinical testing, regulatory approval, manufacturing, release or marketing of products; the successful completion and integration of acquisitions by the Company; the successful relocation of certain manufacturing processes; the Company’s implementation of changes in internal controls; the Company’s success in the process of management testing, including the evaluation of results, and auditor attestation of internal controls, as required under the Sarbanes-Oxley Act of 2002; the occurrence of a material weakness in the Company’s internal controls over financial reporting, which could result in a material misstatement of the Company’s financial statements; the Company’s ability to correct any such weakness; the Company’s success in continuing to introduce and implement its enterprise-wide information technology initiatives, including the corresponding impact on internal controls and reporting; the effect of changes within the Company’s organization, including the selection and development of the Company’s management team; risks associated with the Company's proposed merger with affiliates of Warburg Pincus, LLC; the satisfaction of the conditions to consummate the merger, including the receipt of the required shareholder vote for the approval and adoption of the merger agreement and regulatory approvals; the effects on the Company as a result of uncertainty surrounding the merger, including the Company's ability to retain employees; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the outcome of legal proceedings instituted against us and others that have been or may be instituted following announcement of the merger agreement; the failure of the merger to close for any other reason; the decision of the Special Committee and the Board of Directors as to whether or not to approve an acquisition proposal, if any, submitted by third parties; and such other factors as are described in greater detail in the Company’s filings with the Securities and Exchange Commission, including, without limitation, Item 1-A. Risk Factors of the Company’s 2006 Form 10-K and in Part II,Item 1A. Risk Factors of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2007.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company's exposure to market risk during the first six months of 2007. For a discussion of the exposure to market risk, refer to the section entitled Market Risk as set forth in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's 2006 Form 10-K incorporated herein by reference.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chairman and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation and the identification of the material weaknesses in internal control over financial reporting described below, the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer have concluded that, as of June 30, 2007, the Company's disclosure controls and procedures were not effective.
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As more fully described in “Management’s Report on Internal Control over Financial Reporting” in Item 9A of our 2006 Annual Report, management identified the following material weaknesses in our internal control over financial reporting as of December 30, 2006:
      The Company did not: (1) maintain an effective control environment because the Company did not (i) adequately and consistently reinforce the importance of adherence to controls and the Company's code of conduct; and (ii) maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of GAAP; and (2) maintain effective controls over the determination and reporting of its income taxes payable, deferred income tax assets and liabilities, the related valuation allowances, income tax expense and indirect taxes.
As of June 30, 2007, the Company believes that it has remediated the material weakness related to maintaining an effective control environment. The Company continues to engage in efforts to remediate the material weakness related to maintaining effective controls over the determination and reporting of its income tax payable, deferred income taxes and income tax expense.

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
Remediation that occurred during the six months ended June 30, 2007, involved: (1) providing additional training to finance, accounting and tax professionals regarding new and evolving areas in U.S. GAAP; (2) implementing a training program for certain non-finance employees on integrity of financial reporting and controls and ethics and compliance; and (3) revising the Company Code of Conduct and other related policies.

The Company continues to focus its attention on the following activities to remediate the remaining material weakness as soon as practicable: (1) initiating a process to improve proper tracking of deferred tax assets and liabilities; (2) adding regional tax resources with indirect tax expertise to address VAT, customs and other indirect taxes; (3) hiring and training additional senior tax staff with expertise in accounting for income taxes; and (4) redesigning internal controls around income taxes.
The Company believes that the completed remediation actions described above have further improved our internal control over financial reporting. The Company continues to work to remediate the material weaknesses noted above as soon as practicable.

Changes in Internal Control Over Financial Reporting

As described above, the Company completed the remediation of the material weakness related to its control environment in the second quarter of 2007. The remediation activities in the second quarter, the effectiveness of which have been evaluated, included: (1) completion of a financial reporting integrity training course by over 1,800 sales and marketing employees; (2) initiation of training related to revenue recognition for the finance organization; and (3) continued communications on the importance of ethics and controls. There were no other significant changes to the Company's internal control over financial reporting. The Company is continuing to implement the global enterprise reporting system, and in that process, expects that there will be future material changes in internal controls as a result of this implementation.

Part II Other Information

Item 1.                      Legal Proceedings

The information required under this Item 1 of Part II is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11 — Other Matters, and such information is incorporated by reference in this Item 1 of Part II.

Item 1A.                      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I,Item 1A. Risk Factors in our 2006 Form 10-K, and Part I, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2007 (which risk factors are incorporated herein by reference), which could materially affect our business, financial condition or future results. The risks described in those reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)                      Not applicable.

(b)                      Not applicable.

(c)                      The following table summarizes the Company's purchases of its Common stock for the second quarter ended June 30, 2007:

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs [2,3]	Maximum Number of Shares that May Yet Be Purchased Under the Programs [2,3]
April 1, 2007 – April 28, 2007	9,694	$54.84	-	2,170,055
April 29, 2007 – May 26, 2007	7,297	$61.92	-	2,170,055
May 27, 2007 – June 30, 2007	5,081	$68.64	5,081	2,164,974
Total	22,072	$60.36	5,081	2,164,974

[1]
Shares purchased during the second quarter ended June 30, 2007 include purchases pursuant to a publicly announced repurchase program (see footnote 2 below), share-based compensation plans and deferred compensation plans.

[2]
On January 27, 2004, the Board of Directors authorized a program to repurchase up to two million shares of the Company's outstanding Common stock. There is no expiration date for this program. During the second quarter ended June 30, 2007, 5,081 shares were repurchased at an average price of $68.64. Shares repurchased after November 2005 were primarily through private transactions with the rabbi trust for the Company's Deferred Compensation Plan.

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

BAUSCH & LOMB INCORPORATED
August 8, 2007	/s/ Ronald L. Zarrella
Date	Ronald L. Zarrella Chairman and Chief Executive Officer

August 8, 2007	/s/ Efrain Rivera
Date	Efrain Rivera Senior Vice President and Chief Financial Officer

Exhibit Index

S-K Item 601 No.	Document

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

(10)-a	Steven C. McCluski Separation Letter, dated June 29, 2007 (filed herewith).

(10)-b
Paul G. Howes Separation Letter, effective April 9, 2007 (filed as Exhibit (10)-rr to the Company's Annual Report on Form 10-K for the year ended December 26, 2006, File No. 1-4105 and incorporated herein by reference).

(10)-c
Amendment No. 1 to Credit Agreement, effective April 11, 2007 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, filed April 13, 2007, File No. 1-4105 and incorporated herein by reference).

(10)-d
Amendment to B.V. Term Loan Agreement, effective April 12, 2007 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, filed April 13, 2007, File No. 1-4105 and incorporated herein by reference).

(10)-e
Agreement and Plan of Merger among WP Prism LLC, WP Prism Merger Sub Inc. and Bausch & Lomb Incorporated, dated as of May 16, 2007 (filed as Exhibit 99.1 to the Company's Report on Form 8-K, filed May 16, 2007, File No. 1-4105 and incorporated herein by reference).

(10)-f	Letter Waiver (U.S. Credit Agreement), dated May 25, 2007 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 29, 2007, File No. 1-4105 and incorporated herein by reference).

(10)-g	Letter Waiver (B.V. Term Loan), dated May 25, 2007 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed May 29, 2007, File No. 1-4105 and incorporated herein by reference).

(31)-a	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31)-b	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32)-a	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).

(32)-b	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished herewith).